Form 10-K
period 2010-12-31
ACACIA RESEARCH CORP
filed 2011-02-28
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

  ☐  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number 0-26068
____________________

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
____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant's common stock as reported by The Nasdaq Global Select Market on such date, was approximately $461,853,092. (All executive officers and directors of the registrant are considered affiliates.)
As of February 24, 2011, 36,984,368 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III of this Form 10-K.

ACACIA RESEARCH CORPORATION
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, without limitation, statements about our future business operations and results, our strategies and competition, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning earnings, capital expenditures, litigation, competition, regulatory matters, stock price volatility, markets for our products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors in Item 1A of Part I of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

ITEM 1.  BUSINESS

General

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies.

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 960 license agreements executed to date, across 91 of our technology license programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 171 patent portfolios, which include U.S. patents and certain foreign counterparts covering technologies used in a wide variety of industries.

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

Intellectual Property Licensing Business

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 171 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  Refer to the section entitled “Patented Technologies” below for a partial summary of patent portfolios owned or controlled by certain of our operating subsidiaries.

We are a leader in patent licensing and our operating subsidiaries have established a proven track record of licensing success with more than 960 license agreements executed to date.  To date, on a consolidated basis, we have generated revenues from 91 of our technology licensing and enforcement programs.  Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

Our partners include individual inventors and small technology companies who have limited resources and/or expertise to effectively address the unauthorized use of their patented technologies, and also include research laboratories, universities, and large companies seeking to effectively and efficiently monetize their portfolio of patented technologies. In a typical partnering arrangement, our operating subsidiary will acquire a patent portfolio or acquire rights to a patent portfolio, and in exchange, our partner receives (i) an upfront payment for the purchase of the patent portfolio or patent portfolio rights, or (ii) a percentage of our operating subsidiary's net recoveries from the licensing and enforcement of the patent portfolio, or (iii) a combination of the two.

Under U.S. law, an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement.  Inventors and/or patent holders without sufficient legal, financial and/or expert technical resources to bring and continue the pursuit of legal action may lack credibility in dealing with unwilling licensees, and as a result, are often blatantly ignored.

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

We execute patent licensing and intellectual property rights arrangements with users of our patented technologies through willing negotiations without the filing of patent infringement litigation, or through the negotiation of a patent license, intellectual property rights and settlement arrangements in connection with the filing of patent infringement litigation.

Business Model and Strategy - Overview

The business model associated with the licensing and enforcement activities conducted by our operating subsidiaries is summarized in the following illustration:

Licensing and Enforcement Business

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

Often individual inventors and small companies have limited resources and/or expertise and are unable to effectively address the unauthorized use of their patented technologies.  Individual inventors and small companies may lack sufficient capital resources and may also lack in-house personnel with patent licensing and/or enforcement expertise or experience, which may make it difficult to effectively and efficiently out-license and/or enforce their patented technologies.

For years, many large companies have earned substantial revenue licensing patented technologies to third parties.  Other companies that do not have internal licensing resources and expertise may have continued to record the capitalized carrying value of their core and/or non-essential intellectual property in their financial statements, without deriving income from their intellectual property or realizing the potential value of their intellectual property assets.  Securities and financial reporting regulations require these companies to periodically evaluate and potentially reduce or write-off these intellectual property assets if they are unable to substantiate these reported carrying values.

Our operating subsidiaries seek to enter into business agreements with owners of intellectual property that do not have experience or expertise in the areas of intellectual property licensing and enforcement, or that do not possess the in-house resources to devote to intellectual property licensing and enforcement activities, or that, for any number of strategic business reasons, desire to more efficiently and effectively outsource their intellectual property licensing and enforcement activities.

•	Effectively and Efficiently Evaluate Patented Technologies for Acquisition, Licensing and Enforcement

Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art and literature can make a significant difference in the potential licensing and enforcement revenue derived from a patent or patent portfolio.  Our specialists are trained and skilled in these areas.  It is important to identify potential problem areas, if any, and determine whether potential problem areas can be overcome, prior to acquiring a patent portfolio or launching an effective licensing program.  We have developed processes and procedures for identifying problem areas and evaluating the strength of a patent portfolio before the decision is made to allocate resources to an acquisition or to launch an effective licensing and enforcement effort.

Patent Portfolio Evaluation.  The processes and procedures employed in connection with the evaluation of a specific patent portfolio for acquisition, licensing and enforcement are tailored and unique to each specific situation, and can vary widely based on the specific facts and circumstances of a specific patent portfolio, technology, related industry and certain other factors.  Some of the key components of our processes and procedures may include:

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

After evaluation, our operating subsidiaries may elect to purchase the patented technology, or acquire the exclusive right to license the patented technology in all or in specific fields of use.  In either case, the original owner of the patent or patent rights generally retains the rights to a portion of the net revenues generated from a patent portfolio’s licensing and enforcement program.  Our operating subsidiaries generally control the licensing and enforcement process and utilize experienced in-house personnel to reduce outside costs and to ensure that the necessary capital and expertise is allocated and deployed in an efficient and cost effective manner.

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

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 171 patent portfolios, with future patent expiration dates ranging from 2011 to 2029, and covering technologies used in a wide variety of industries, including the following:

·	Aligned Wafer Bonding	·	Facilities Operation Management System	·	Online Auction Guarantees
·	Audio Communications Fraud Detection	·	File Locking in Shared Storage Networks	·	Online Promotion
·	Audio Storage and Retrieval System	·	File Systems and Development Environments	·	Optical Recording
·	Audio Video Enhancement & Synchronization	·	Flash Memory	·	Optical Switching
·	Authorized Spending Accounts	·	Fluid Flow Control and Monitoring	·	Parallel Processing with Shared Memory
·	Automated Communications	·	Gemstone Grading	·	Peer to Peer Communications
·	Automated Notification of Tax Return Status	·	GPS	·	Physical Access Control
·	Automated Tax Reporting	·	Greeting Card	·	Picture Archiving & Communication Systems
·	Automatic Image Labeling	·	Hearing Aid ECS	·	Pointing Device
·	Biosensor	·	Heated Surgical Blades	·	Pop-Up Internet Advertising
·	Broadcast Data Retrieval	·	High Quality Image Processing	·	Portable Credit Card Processing
·	Business Process Modeling (BPM)	·	High Resolution Optics	·	Portable Storage Devices with Links
·	Camera Support	·	Image Resolution Enhancement	·	Power Management Within Integrated Circuits
·	Catheter Insertion	·	Impact Instrument	·	Product Activation
·	Child-Friendly Secure Mobile Phones	·	Improved Anti-Trap Safety Technology for Vehicles	·	Projector
·	Chip Stacking	·	Improved Commercial Print	·	Purifying Nucleic Acids
·	Color Correction for Video Graphics Systems	·	Improved Lighting	·	Radio Communication with Graphics
·	Compact Disk	·	Improved Memory Manufacturing	·	Records Management
·	Compiler	·	Improved Printing	·	Relational Database Access
·	Computer Architecture and Power Management	·	Information Storage, Searching and Retrieval	·	Remote Management of Imaging Devices
·	Computer Graphics	·	Integrated Access	·	Resource Scheduling
·	Computer Memory Cache Coherency	·	Interactive Content in a Cable Distribution System	·	Rule Based Monitoring
·	Computer Simulations	·	Interactive Mapping	·	Shape Memory Alloys
·	Computer Storage Restoration	·	Internet Radio Advertising	·	Software Activation
·	Consumer Rewards	·	Interstitial Internet Advertising	·	Software Installation
·	Continuous TV Viewer Measuring	·	Intraluminal Device Technology	·	Software License Management
·	Copy Protection	·	Item Identification	·	Spreadsheet Automation
·	Credit Card Fraud Protection	·	Laparoscopic Surgery	·	Storage Area Network (& Disk Array Systems)
·	Database Access	·	Laptop Connectivity	·	Storage Technology
·	Database Management	·	Lighting Ballast	·	Surgical Catheter
·	Database Retrieval	·	Lighting Control	·	Targeted Content Delivery
·	Digital Newspaper Delivery	·	Line Screen Printing	·	Telematics
·	Digital Signal Processing Architecture	·	Location Based Services	·	Television Data Display
·	Digital Video Enhancement	·	Manufacturing Data Transfer	·	Television Signal Scrambling
·	Digital Video Production	·	Medical Image Manipulation	·	Text Auto-Completion
·	Disk Array Systems (& Storage Area Network)	·	Medical Image Stabilization	·	User Programmable Engine Control

·	Distributed Data Management and Synchronization	·	Medical Monitoring	·	Vehicle Anti-Theft Parking Systems
·	DMT®	·	MEMS	·	Vehicle Maintenance
·	Document Generation	·	Messaging	·	Vehicle Occupant Sensing
·	Document Retrieval Using Global Word Co-Occurrence Patterns	·	Micromirror Digital Display	·	Videoconferencing
·	Dynamic Manufacturing Modeling	·	Microprocessor Memory Management	·	Video Encoding
·	Dynamic Random Access Memory	·	High Performance Computer Architecture	·	Virtual Computer Workspaces
·	Electronic Address List Management	·	Information Portal Software	·	Virtual Server
·	Electronic Message Advertising	·	Microprocessor Enhancement	·	Website Crawling
·	Electronic Securities Trading	·	Mobile Computer Synchronization	·	Wireless Data
·	Embedded Broadcast Data	·	Mobile Computer Synchronization	·	Wireless Digital Messaging
·	Encrypted Media & Playback Devices	·	Multi-Dimensional Database Compression	·	Wireless LAN
·	Energy Trading	·	Network Monitoring	·	Wireless Monitoring
·	Enhanced DRAM Architecture	·	Network Remote Access	·	Wireless Multimedia
·	Enhanced Internet Navigation	·	Online Ad Tracking	·	Workspace with Moving Viewpoint
·	Enterprise Content Management

Acacia Intellectual Property Fund, L.P.

In August 2010, one of our wholly-owned subsidiaries became the general partner of the Acacia Intellectual Property Fund, L.P., or the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies.

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

Employees

As of December 31, 2010, on a consolidated basis, we had 48 full-time employees.  Neither we nor any of our subsidiaries are a party to any collective bargaining agreement.  We consider our employee relations to be good.

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

We have sustained substantial losses since our inception.  We may never become profitable, or if we do, we may not be able to sustain profitability.  As of December 31, 2010, our accumulated deficit was $86.2 million.  As of December 31, 2010, we had approximately $104.5 million in cash, cash equivalents and investments on hand, and working capital of $92.3 million.  We expect to continue incurring significant legal, marketing and general and administrative expenses in connection with our operations. As a result, we anticipate that we will continue to incur losses for the foreseeable future.  However, we believe our current cash, cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months.

If we, or our subsidiaries, encounter unforeseen difficulties and cannot obtain additional funding on favorable terms, our business may suffer.

Our consolidated cash, cash equivalents and investments on hand totaled $104.5 million and $53.9 million at December 31, 2010 and 2009, respectively.  To date, we have relied primarily upon the sale of equity securities and payments from our licensees to generate the funds needed to finance our operations and the operations of our operating subsidiaries.

We may encounter unforeseen difficulties in the future, including difficulties arising as a result of the outside influences identified below, that may deplete our capital resources more rapidly than anticipated. As a result, we and/or our subsidiary companies may be required to obtain additional financing in the future through bank borrowings, debt or equity financings or otherwise. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Failure to effectively manage our growth could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources and systems. Further, as our subsidiary companies' businesses grow, we will be required to continue to manage multiple relationships. Any further growth by us or our subsidiary companies, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

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

From January 2005 to present, certain of our operating subsidiaries have continued to execute our business strategy of acquiring patent portfolios and accompanying patent rights.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 171 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  These acquisitions continue to expand and diversify our revenue generating opportunities. We believe that our cash, cash equivalents and investment balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2012 and for the foreseeable future.  However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our operating subsidiaries depend upon relationships with others to provide technology-based opportunities that can develop into profitable royalty-bearing licenses, and if they are unable to maintain and generate new relationships, then they may not be able to sustain existing levels of revenue or increase revenue.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and acquisition of new patents and inventions through our relationships with inventors, universities, research institutions, technology companies and others.  If our operating subsidiaries are unable to maintain those relationships and continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and growth.

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

The success of our licensing business depends upon our operating subsidiaries' ability to retain the best legal counsel to prosecute patent infringement litigation. As our operating subsidiaries' patent enforcement actions increase, it will become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents their representation of our subsidiaries.

Our operating subsidiaries, in certain circumstances, rely on representations, warranties and opinions made by third parties that, if determined to be false or inaccurate, may expose us and our operating subsidiaries to certain material liabilities.

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

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney's fees and/or expenses to a defendant(s), which could be material, and if we or our operating subsidiaries are required to pay such monetary sanctions, attorneys' fees and/or expenses, such payment could materially harm our operating results and our financial position.

Our investments in auction rate securities are subject to risks, including the continued failure of future auctions, which may cause us to incur losses or have reduced liquidity.

At December 31, 2010, our investments in marketable securities included certain auction rate securities. Our auction rate securities are investment grade quality and were in compliance with our investment policy when purchased.  Historically, our auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context, enabling the holder to gain immediate liquidity by selling such interests at par or by rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists.  Due to recent liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In the case of a failure, the auction rate securities continue to pay interest, at the maximum rate, in accordance with their terms; however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

At December 31, 2010, the par value of our auction rate securities collateralized by student loan portfolios totaled $2.5 million. As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying consolidated balance sheets. In addition, as a result of our analysis of the estimated fair value of our student loan collateralized instruments as described at Note 7 to the consolidated financial statements included elsewhere herein, we recorded an other-than-temporary loss of $296,000 and $263,000 in the accompanying statements of operations for the years ended December 31, 2009 and 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, we recorded net realized gains totaling $32,000, $13,000 and $13,000 for 2010, 2009 and 2008, respectively, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of December 31, 2010, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $484,000.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 24 months, and at times, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Given the deteriorating credit markets, and the sustained incidence of failure within the auction market since February 2008, we may be unable to liquidate a particular issue.  Furthermore, although market conditions have shown some sign of improvement, if these market conditions were to further deteriorate, we may be required to record additional impairment charges in a future period despite our ability to hold such investments until maturity.  The systemic failure of future auctions for auction rate securities may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. Refer to Note 7 to our accompanying consolidated financial statements, included elsewhere herein, for additional information about our investments in auction rate securities.

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

Our operating subsidiaries have acquired patents and technologies that are in the early stages of adoption in the commercial and consumer markets. Demand for some of these technologies is untested and is subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services.

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

The markets served by our operating subsidiaries' licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications, high-speed computing applications, as well as other applications covered by our operating subsidiaries' intellectual property, are based on continually evolving industry standards. Our ability to compete in the future will, however, depend on our ability to identify and ensure compliance with evolving industry standards. This will require our continued efforts and success in acquiring new patent portfolios with licensing and enforcement opportunities. While we expect for the foreseeable future to have sufficient liquidity and capital resources needed to maintain the level of acquisitions necessary to keep pace with these technological advances, outside influences may cause the need for greater liquidity and capital resources than expected, as described above. If we are unable to acquire new technologies and related patent portfolios, or to identify and ensure compliance with evolving industry standards, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially harmed.

The recent financial crisis and current uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Our revenue-generating opportunities depend on the use of our patented technologies by existing and prospective licensees, the overall demand for the products and services of our licensees, and on the overall economic and financial health of our licensees. Despite showing some signs of improvement, the financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. If the worldwide economic downturn continues, many of our licensees' customers, which may rely on credit financing, may delay or reduce their purchases of our licensees' products and services.  In addition, the use or adoption of our patented technologies is often based on current and forecasted demand for our licensees' products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources.  If negative conditions in the global credit markets delay or prevent our licensees' and their customers' access to credit, overall consumer spending on the products and services of our licensees may decrease and the adoption or use of our patented technologies may slow, respectively.  Further, if the markets in which our licensees' participate experience further economic downturns, or a slow recovery period, this could negatively impact our licensees' long-term sales and revenue generation, margins and operating expenses, which could impact the magnitude of revenues generated or projected to be generated by our licensees, which could have a material impact on our business, revenue generating opportunities, operating results and financial condition.

In addition, we have significant patent-related intangible assets recorded on our consolidated balance sheets. We will continue to evaluate the recoverability of the carrying amount of our patent-related intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our consolidated financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

Risks Related to Our Common Stock

The availability of shares for sale in the future could reduce the market price of our common stock.

In the future, we may issue securities to raise cash for operations and acquisitions. We may also pay for interests in additional subsidiary companies by using shares of our common stock or a combination of cash and shares of our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute stockholders' ownership interests in our company and have an adverse impact on the price of our common stock.

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

Together these provisions may make the removal of management more difficult and may discourage transactions that could otherwise involve payment of a premium over prevailing market prices for our common stock.

 As a result of the redemption of Acacia Research-CombiMatrix common stock for the common stock of CombiMatrix, we may be subject to certain tax liability under the Internal Revenue Code.

Our distribution of the common stock of CombiMatrix Corporation, or CombiMatrix, upon completion of the transaction whereby we split-off CombiMatrix, a former component of our life science business, to become an independent publicly-held company, or the Split-Off Transaction, will be tax-free to us if the distribution qualifies under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended, or the Code.  If the Split-Off Transaction fails to qualify under Section 355 of the Code, corporate tax would be payable by the consolidated group as of the date of the Split-Off Transaction, of which we are the common parent, based upon the difference between the aggregate fair market value of the assets of CombiMatrix's business and the adjusted tax bases of such business to us prior to the redemption.

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

If the Split-Off Transaction fails to qualify under Section 355 of the Code, corporate tax, if any, would be payable by the consolidated group of which we are the common parent, as described above.  As such, the corporate level tax would be payable by us. CombiMatrix has agreed however, to indemnify us for this and certain other tax liabilities if they result from actions taken by CombiMatrix.  Notwithstanding CombiMatrix's agreement to indemnify us, under the Code's consolidated return regulations, each member of our consolidated group, including our company, will be severally liable for these tax liabilities. Further, we may be liable for additional taxes if we take certain actions within two years following the redemption, as more fully discussed in the immediately following risk factor.  If we are found liable to the IRS for these liabilities, the resulting obligation could materially and adversely affect our financial condition, and we may be unable to recover on the indemnity from CombiMatrix.

Following the redemption of Acacia Research-CombiMatrix common stock for the common stock of CombiMatrix, we may be subject to certain tax liabilities under the Internal Revenue Code for actions taken by us or CombiMatrix following the redemption.

Even if the distribution of the common stock of CombiMatrix upon completion of the Split-Off Transaction qualifies under Section 368 and 355 of the Code, such distribution will be taxable to us if Section 355(e) of the Code applies to the distribution. Section 355(e) will apply to the distribution if 50% or more of our common stock or of CombiMatrix's common stock, by vote or value, is acquired by one or more persons, other than the holders of Acacia Research-CombiMatrix common stock who received the common stock of CombiMatrix in the redemption, acting pursuant to a plan or a series of related transactions that includes the redemption. Any shares of our common stock, of the Acacia Research-CombiMatrix common stock or of the common stock of CombiMatrix acquired directly or indirectly within two years before or after the redemption generally are presumed to be part of such a plan unless we can rebut that presumption. To prevent applicability of Section 355(e) or to otherwise prevent the distribution from failing to qualify under Section 355 of the Code, CombiMatrix has agreed that, until two years after the redemption, it will not take any of the following actions unless, prior to taking such action, it has obtained, and provided to us, a written opinion of tax counsel or a ruling from the IRS to the effect that such action will not cause the redemption to be taxable to us, which we refer to in this report collectively as Disqualifying Actions:

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

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	our or our competitors' technological innovations;

•	developments in relationships with licensees;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts' expectations of our financial results;

•	a change in financial estimates or securities analysts' recommendations;

•	changes in management's or securities analysts' estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

For example, the NASDAQ-100 Technology Sector Index had a range of $1,028.30 - $1,400.84 during the 52-weeks ended December 31, 2010 and the NASDAQ Composite Index had a range of $2,061.14 - $2,675.26 over the same period.  Over the same period, our common stock fluctuated within a range of $7.79 - $30.20.

The financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions, which began in late 2007 and continued throughout 2009 and into 2010, have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. As noted above, our stock price, like many others, has fluctuated significantly recently and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a continuing worldwide economic downturn, our stock price could continue to fluctuate significantly in future periods.

In addition, we believe that fluctuations in our stock price during applicable periods can also be impacted by court rulings and/or other developments in our patent licensing and enforcement actions. Court rulings in patent enforcement actions are often difficult to understand, even when favorable or neutral to the value of our patents and our overall business, and we believe that investors in the market may overreact, causing fluctuations in our stock prices that may not accurately reflect the impact of court rulings on our business operations and assets.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our common stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm our business and financial results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive, corporate and administrative offices are located in Newport Beach, California, where we lease approximately 15,559 square feet of office space, under a lease agreement, as amended January 2011, that expires in June 2016.  Our primary operating subsidiaries, Acacia Research Group, LLC and subsidiaries, are headquartered in Frisco, Texas, where we lease approximately 4,567 square feet of office space, under a lease agreement that expires in December 2013. Certain of our operating subsidiaries also maintain additional leased office space in Northbrook, Illinois, Atlanta, Georgia, San Diego, California, San Francisco, California, Brooklyn, New York, Alexandria, Virginia and Santa Clara, California.  We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock trades on The NASDAQ Global Select Market under the symbol “ACTG.”  Prior to December 16, 2002, our only class of common stock traded on the NASDAQ National Market System under the symbol “ACRI.”

The high and low bid prices for our common stock as reported by The NASDAQ Global Select Market for the periods indicated are shown in the table below. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	2010				2009
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$30.20	$17.75	$16.32	$11.34	$9.64	$9.59	$7.90	$4.50
Low	$17.80	$12.87	$10.30	$7.79	$6.81	$6.77	$3.82	$2.14

STOCK PRICE PERFORMANCE GRAPH

The following stock price performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended.

The Stock Performance Graph depicted below compares the yearly change in our cumulative total stockholder return for the last five fiscal years with the cumulative total return of The NASDAQ Stock Market (U.S.) Composite Index and the NASDAQ-100 Technology Sector Index.

	2006	2007	2008	2009	2010

Acacia Research Corporation common stock	$194	$130	$44	$132	$376
Nasdaq Composite Index	$110	$120	$72	$103	$120
NASDAQ-100 Technology Sector Index	$106	$114	$63	$112	$137

The graph covers the period from December 31, 2005 to December 31, 2010.  Cumulative total returns are calculated assuming that $100 was invested on December 31, 2005, in our common stock, in the NASDAQ Composite Index, and in the NASDAQ-100 Technology Sector Index, and that all dividends, if any, were reinvested.  Stockholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

On February 24, 2011, there were approximately 110 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

Dividend Policy

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of our board of directors is to retain earnings, if any, to provide for our growth and the growth of our operating subsidiaries. Consequently, we do not expect to pay any cash dividends in the foreseeable future. Further, our proposed operations may not generate the revenues and cash flow necessary to declare a cash dividend or we may not have legally available funds to pay dividends.

 ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2010 and 2009 and the consolidated selected statements of operations data for the years ended December 31, 2010, 2009 and 2008 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto).  The consolidated selected balance sheet data as of December 31, 2008, 2007 and 2006 and the consolidated selected statements of operations data for the years ended December 31, 2007 and 2006 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

Revenues	$131,829	$67,340	$48,227	$52,597	$34,825
Inventor royalties and contingent legal fees expense - patents	45,198	31,618	27,424	29,224	17,159
Litigation and licensing expenses - patents	13,891	14,055	6,900	7,799	5,047
Amortization of patents	6,931	4,634	6,043	5,583	5,313
Marketing, general and administrative expenses (including non-cash stock compensation expense)	25,067	21,070	21,130	18,381	13,550
Research, consulting and other expenses - business development	2,121	1,689	933	886	306
Operating income (loss)	38,621	(5,726)	(14,203)	(9,511)	(6,847)
Other income, net	135	302	570	2,359	1,524
Income (loss) from continuing operations before provision for income taxes	38,756	(5,424)	(13,633)	(7,152)	(5,323)
Provision for income taxes	(1,740)	(209)	(124)	(207)	(40)
Net income (loss) from continuing operations including noncontrolling interests in operating subsidiaries	37,016	(5,633)	(13,757)	(7,359)	(5,363)
Net income attributable to noncontrolling interests in operating subsidiaries	(2,965)	(5,657)	—	—	—
Net income (loss) from continuing operations attributable to Acacia Research Corporation	34,051	(11,290)	(13,757)	(7,359)	(5,363)
Discontinued operations (1)	—	—	—	(8,086)	(20,093)
Net income (loss) attributable to Acacia Research Corporation	34,051	(11,290)	(13,757)	(15,445)	(25,456)
Net income (loss) per common share:
Net income (loss) from continuing operations attributable to Acacia Research Corporation
Acacia Research Corporation common stock - basic	$1.05	$(0.38)	$(0.47)	$(0.26)	$(0.19)
Acacia Research Corporation common stock - diluted	$0.97	$(0.38)	$(0.47)	$(0.26)	$(0.19)
Discontinued operations(1)
Acacia Research - CombiMatrix stock(1)	—	—	—	$(0.14)	$(0.49)
Weighted average number of common and potential common shares used in computation of income (loss) per common share :
Acacia Research Corporation common stock:
Basic	32,306,322	29,914,801	29,423,998	28,503,314	27,547,651
Diluted	35,081,611	29,914,801	29,423,998	28,503,314	27,547,651
Acacia Research - CombiMatrix stock(1):
Basic and diluted	—	—	—	55,862,707	40,605,038

Consolidated Balance Sheet Data (In thousands)

	At December 31,
	2010	2009	2008	2007	2006

Total assets:
Acacia Research Corporation	$134,784	$78,256	$73,074	$71,051	$65,770
Discontinued operations (1)	—	—	—	—	44,214
Eliminations	—	—	—	—	(380)
Total	$134,784	$78,256	$73,074	$71,051	$109,604
Total liabilities:
Acacia Research Corporation	20,931	$22,287	$14,527	$6,247	$4,276
Discontinued operations(1)	—	—	—	—	11,399
Eliminations	—	—	—	—	(380)
Total	$20,931	$22,287	$14,527	$6,247	$15,295
Noncontrolling interests in operating subsidiaries:
Acacia Research Corporation	2,982	$2,507	—	—	—
Total	$2,982	$2,507	$—	$—	$—
Stockholders' equity:
Acacia Research Corporation	110,871	$53,462	$58,547	$64,804	$61,494
Discontinued operations(1)	—	—	—	—	32,815
Total	$110,871	$53,462	$58,547	$64,804	$94,309
 __________________________________
(1) Discontinued operations reflects the impact of the Split-Off Transaction described below.

Factors Affecting Comparability:

•
The increase in revenues in fiscal year 2010, as compared to fiscal year 2009, was due primarily to an increase in the average revenue per executed agreement and an increase in the number of new licensing agreements executed during the period. In fiscal 2010, we entered into a number of separate significant revenue agreements with unrelated third parties resolving pending patent matters.

•
Net income attributable to noncontrolling interests in operating subsidiaries, or net income attributable to noncontrolling interests, represents the portion of net income or loss from the licensing and enforcement activities of our majority-owned operating subsidiaries that are distributable to the operating subsidiary's noncontrolling interest holders pursuant to the underlying operating agreements.

•
Inventor royalties, net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased 30% in fiscal year 2010, as compared to fiscal year 2009, primarily reflecting the increase in related revenues for the same periods. The increase was less than the percentage increase in related revenues for the same periods, due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2009.

•
The increase in the our tax expense in fiscal year 2010, as compared to fiscal year 2009, reflects the impact of the suspension of the use of NOLs in California, as described below, and the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards in fiscal year 2010. Accordingly, the excess tax benefit related to the exercise and vesting of equity-based incentive awards in fiscal year 2010 was credited to additional paid-in capital, not tax expense. The actual tax benefit realized for excess tax deductions resulting from the exercise and vesting of equity-based incentive awards in fiscal year 2010 totaled $1.3 million. As a result of the excess tax benefit realized, our state taxes payable in fiscal year 2010, for the 2010 tax year, totaled $170,000, primarily relating to California state minimum taxes for the 2010 tax year.

•
During the fourth quarter of 2008, pursuant to the terms of the respective inventor agreements, our management elected to terminate our rights to exclusively license a patent portfolio.  As such, the economic useful life of the patent-related intangible asset was reduced, resulting in the acceleration $1.1 million of amortization expense for the patent-related asset and an increase in amortization expense in 2008.

•
Marketing, general and administrative expenses included non-cash stock compensation expense totaling $7.1 million, $7.1 million, $7.4 million, $5.9 million and $3.9 million in 2010, 2009, 2008, 2007 and 2006, respectively. Refer to Note 2 and Note 11 to our consolidated financial statements included elsewhere herein.

•
Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies”, below for information regarding the change in accounting policy for term agreements effective October 2009.

•
In January 2006, our board of directors approved a plan for our former wholly owned subsidiary, CombiMatrix Corporation, or CombiMatrix, the primary component of our former life science business, known as the CombiMatrix group, to become an independent publicly-held company. On August 15, 2007, CombiMatrix was split-off from us through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock in exchange for the distribution of new shares of CombiMatrix common stock. We refer to this transaction as the Split-Off Transaction. Accordingly, the assets, liabilities, results of operations and cash flows for the CombiMatrix group are presented as “Discontinued Operations,” for the applicable historical periods above.

Pursuant to the terms of the Split-Off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and the only class of common stock currently outstanding is our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including the risks we discuss in Item 1A, “Risk Factors”, and elsewhere herein.

General

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 960 license agreements executed to date, across 91 of our technology license programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 171 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Activities during the periods presented included the following:

	2010	2009	2008

Revenues (in thousands)	$131,829	$67,340	$48,227
New agreements executed	221	117	80
Licensing and enforcement programs generating revenues - during the respective period	58	30	30
Licensing and enforcement programs with initial revenues	31	12	20
New patent portfolios	36	30	20
Cumulative number of licensing and enforcement programs generating revenues - inception to date	91	60	48

Our revenues historically have fluctuated quarterly, and can vary significantly, based on the dollar amount of agreements executed each period, fluctuations in the total number of agreements executed each period, the number of patented technology portfolios owned or controlled by our operating subsidiaries, the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights, the number of active licensing and enforcement programs, the relative maturity of active licensing programs during the applicable periods and other external factors.  Additional factors impacting the amount of revenues recognized each period are discussed below.  Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues during the periods presented were as follows (in thousands, except percentage change values):

As of Date:	Trailing Twelve -Month Revenues	% Change

December 31, 2010	$131,829	(5)%
September 30, 2010	138,585	53%
June 30, 2010	90,805	1%
March 31, 2010	90,155	34%
December 31, 2009	67,340	40%
December 31, 2008	48,227	—

Revenues in fiscal year 2010 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Location Based Services technology
•	Authorized Spending Accounts technology	•	Manufacturing Data Transfer technology(1)
•	Automatic Image Labeling technology(1)	•	Medical Image Stabilization technology
•	Business Process Modeling (BPM) technology(1)	•	Medical Monitoring technology(1)
•	Camera Support technology(1)	•	Microprocessor Enhancement technology(1)
•	Child-friendly Secure Mobile Phones technology	•	Mobile Computer Synchronization technology(1)
•	Compiler technology(1)	•	Mutli-Dimensional Database Compression technology
•	Computer Graphics technology(1)	•	Network Monitoring technology(1)
•	Credit Card Fraud Protection technology	•	Network Remote Access technology(1)
•	Database Access technology	•	Online Ad Tracking technology(1)
•	Database Management technology	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology(1)	•	Online Newsletters with Links technology(1)
•	Digital Video Enhancement technology(1)	•	Online Promotion technology
•	Disk Array Systems & Storage Area Network technology(1)	•	Optical Switching technology(1)
•	DMT® technology	•	Picture Archiving & Communications System technology
•	Document Generation technology	•	Pop-up Internet Advertising technology
•	DRAM Memory Architecture technology(1)	•	Projector technology
•	Encrypted Media & Playback Devices technology	•	Records Management technology(1)
•	Facilities Operation Management System technology(1)	•	Rule Based Monitoring technology
•	File Locking In Shared Storage Networks technology	•	Short Messaging in Cellular Telephony technology(1)
•	High Performance Computer Architecture technology	•	Software Installation technology(1)
•	Image Resolution Enhancement technology	•	Storage technology
•	Improved Commercial Print technology(1)	•	Telematics technology
•	Improved Lighting technology(1)	•	Vehicle Occupant Sensing technology(1)
•	Information Portal Software technology(1)	•	Virtual Computer Workspace technology
•	Interactive Mapping technology(1)	•	Virtual Server technology
•	Internet Radio Advertising technology	•	Visual Data Evaluation technology(1)
•	Item Identification technology(1)	•	Website Crawling technology(1)
•	Lighting Ballast technology	•	Wireless Multimedia technology(1)

Revenues in fiscal year 2009 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Location Based Services technology
•	Audio Video Enhancement & Synchronization technology	•	Medical Image Stabilization technology
•	Authorized Spending Accounts technology	•	Multi-Dimensional Database Compression technology(1)
•	Child-friendly Secure Mobile Phones technology(1)	•	Online Auction Guarantee technology
•	Credit Card Fraud Protection technology	•	Online Promotion technology(1)
•	Database Access technology(1)	•	Picture Archiving & Communications System technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology(1)	•	Projector technology
•	eCommerce Pricing technology	•	Remote Management of Imaging Devices technology
•	Encrypted Media & Playback Devices technology(1)	•	Rule Based Monitoring technology
•	Heated Surgical Blades technology(1)	•	Storage technology
•	High Performance Computer Architecture technology(1)	•	Surgical Catheter technology(1)
•	High Quality Image Processing technology	•	Telematics technology
•	Internet Radio Advertising technology(1)	•	Vehicle maintenance technology
•	Lighting Ballast technology(1)	•	Virtual Server technology(1)

Revenues in fiscal year 2008 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Physical Access Control technology(1)
•	Audio Video Enhancement & Synchronization technology	•	Picture Archiving & Communications System technology(1)
•	Authorized Spending Accounts technology(1)	•	Pop-up Internet Advertising technology
•	Credit Card Fraud Protection technology	•	Portable Storage Devices with Links technology
•	DMT® technology	•	Projector technology(1)
•	Ecommerce Pricing technology(1)	•	Remote Management of Imaging Devices technology(1)
•	Electronic Address List Management technology	•	Rule-Based Monitoring technology
•	Electronic Message Advertising technology(1)	•	Software License Management technology(1)
•	File Locking in Shared Storage Networks technology(1)	•	Storage technology(1)
•	High Quality Image Processing technology(1)	•	Telematics technology
•	High Resolution Optics technology(1)	•	Vehicle Anti-Theft Parking Systems technology(1)
•	Image Resolution Enhancement technology	•	Vehicle Maintenance technology(1)
•	Location Based Services technology(1)	•	Video Editing technology(1)
•	Medical Image Stabilization technology(1)	•	Web Personalization technology(1)
•	Online Auction Guarantee technology(1)	•	Wireless Traffic Information technology(1)
________________________________
(1) Initial revenues recognized during the applicable period.

Summary of Results of Operations - For Fiscal Years 2010, 2009 and 2008
(In thousands, except percentage change values)

	Fiscal Year			% Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Revenues	$131,829	$67,340	$48,227	96%	40%
Operating costs and expenses**	93,208	73,066	62,430	28%	17%
Operating income (loss)	38,621	(5,726)	(14,203)	*	(60)%
Net income attributable to noncontrolling interests	(2,965)	(5,657)	—	(48)%	—%
Net income (loss) attributable to Acacia Research Corporation	34,051	(11,290)	(13,757)	*	(18)%

* Percentage change in excess of 300%
** Includes non-cash stock compensation charges of $7.1 million, $7.1 million and $7.4 million in fiscal years 2010, 2009 and 2008, respectively, included in Marketing, General and Administrative expense in the statements of operations. Includes non-cash patent amortization expenses of $6.9 million, $4.6 million and $6.0 million in fiscal years 2010, 2009 and 2008, respectively.

Overview - Fiscal year 2010 compared with Fiscal Year 2009

•
Revenues increased $64.5 million, or 96%, due primarily to an increase in the average revenue per executed agreement and an increase in the number of new licensing agreements executed during the period.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased 30%, primarily reflecting the increase in related revenues for 2010. The increase was less than the percentage increase in related revenues due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2009.

◦
Litigation and licensing expenses-patents decreased to $13.9 million, as compared to $14.1 million in the prior year, due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred in fiscal year 2010. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased to $25.1 million, as compared to $21.1 million in the prior year, due primarily to an increase in variable performance-based compensation costs, an increase in other variable personnel costs, and a minor net increase in engineering and licensing personnel, non-cash stock compensation charges and state related gross receipts taxes incurred on certain licensing revenues recognized in fiscal year 2010.

◦
Patent amortization increased $2.3 million, or 50%, due primarily to the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered in fiscal year 2010 and an increase in amortization related to new patent portfolios acquired in fiscal year 2010.

Overview - Fiscal Year 2009 compared with Fiscal Year 2008

•
Revenues increased $19.1 million, or 40%, due primarily to an increase in the number of new licensing agreements executed during the period, which was partially offset by a minor decrease in the average revenue per license agreement executed during the same period.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased 36%, primarily reflecting the increase in related revenues for the same periods.

◦
Litigation and licensing expenses-patents increased to $14.1 million, as compared to $6.9 million in the prior year, due to an increase in litigation and licensing support related out of pocket expenses, third party technical consulting expenses, professional expert expenses and other litigation support and administrative costs incurred in connection with our investment in certain of our licensing and enforcement programs that went to trial and concluded in fiscal year 2009, licensing and enforcement programs with trial dates scheduled for fiscal year 2010, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.

◦	Marketing, general and administrative expenses remained relatively flat in fiscal year 2009, as compared to fiscal year 2008.

◦
Patent amortization decreased $1.4 million, or 23%, due primarily to higher amortization expense recorded in fiscal year 2008 resulting from the acceleration of amortization on a patent portfolio, and a scheduled decrease in amortization, which was partially offset by an increase in amortization expense related to new patent portfolios acquired in fiscal year 2009.

Patent Licensing and Enforcement

We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized below, in connection with future trial dates and our current and future patent acquisition, development, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

•
Increases in patent-related legal expenses, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, case-related audio/video presentations and other litigation support and administrative costs could increase our operating costs and decrease our revenue generating opportunities;

•	Our patented technologies and enforcement actions are complex, and as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents;

•	New legislation, regulations or rules related to enforcement actions could significantly increase our operating costs and decrease our revenue generating opportunities; and

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

In fiscal years 2010, 2009 and 2008, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions.  In fiscal year 2010, we acquired a total of 36 new patent portfolios with applications over a wide range of technology areas, as compared to 30 new patent portfolios, and 20 new patent portfolios in fiscal years 2009 and 2008, respectively. Patent portfolio acquisition costs in fiscal year 2010 totaled $8.2 million, as compared to $9.6 million and $2.1 million in fiscal years 2009 and 2008, respectively.

In addition to trailing twelve-month revenues as discussed above, we also measure and assess the performance and growth of the patent licensing and enforcement business conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of December 31, 2010, 2009 and 2008, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 171, 138, and 108 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts covering technologies used in a wide variety of industries.

Several of the patent portfolios acquired in fiscal years 2010 and 2009 were acquired in connection with partnering arrangements executed with major technology companies, reflecting our continued identification of opportunities to partner not only with individual inventors and small to medium size technology companies, but also major well established technology companies with larger patent portfolios.

Renesas Electronics Corporation. In August 2010, we entered into a strategic patent licensing alliance with Renesas Electronics Corporation, a premier supplier of advanced semiconductor solutions. Pursuant to this relationship, those patents selected by us and Renesas Electronics from Renesas Electronics’ portfolio of over 40,000 patents and patent applications will be assigned to us for patent licensing.

In general, the majority of acquisition costs incurred during the periods presented are subject to contractual provisions providing for higher percentage returns to our operating subsidiaries early in the licensing and enforcement program until such initial upfront acquisition costs are fully recovered. Of the $9.6 million in patent acquisition costs invested in fiscal year 2009, we have a contractual guarantee to receive a minimum of $5.0 million in net proceeds, which significantly reduces the risk associated with these initial investments.

The higher level of acquisition costs incurred in fiscal years 2010 and 2009 reflects our continued identification of opportunities to partner with individual inventors, small technology companies, research laboratories, universities, and major technology companies and exchange up front, advanced royalty payments to patent owners, for a reduced future inventor royalty percentage, resulting in the potential for higher returns on our investments in connection with future licensing and enforcement activities.

Acquisitions in fiscal year 2010 included the acquisition of, or the acquisition of rights to, 36 patent portfolios covering a variety of applications, including the following:

•	Online Promotion. This patented technology generally relates to online promotion of consumer products and can be used to provide consumers with web access to discount coupons and rebate offers.

•
Shape Memory Alloys. This patented technology generally relates to using shape memory alloys such as Nitinol to fabricate medical devices that utilize the memory effect and/or superelasticity of the alloy. The technology can be used to improve cardiovascular and endoscopic procedures such as embolic protection (inferior vena cava filters, carotid filters, etc.) and kidney stone retrieval.

•	Intraluminal Device. This patented technology generally relates to securing intraluminal devices, such as stent grafts, in the body.

•
Information Portal Software. This patented technology generally relates to customizable user interfaces presenting information from a variety of sources and can be used in public, private enterprise, and consumer portals.

•
Line Screen Printing. This patented technology generally relates to line screen printing methods to produce halftone images. This technology can be used to facilitate prints that reduce artifacts such as color Moire.

•
Catheter Insertion. This patented technology generally relates to catheterization of patients using a guide wire and a flushing port.  The technology can be used to facilitate insertion of catheters for intravenous treatments such as chemotherapy for cancer, drug therapy for pain mitigation or antibiotic therapy for infections.

•	Portable Credit Card Processing. This patented technology generally relates to delivering an order to a residence and validating credit card information using a portable device.

•
Disk Array Systems & Storage Area Network. These patented technologies generally relate to storage area networks, covering various aspects of network-based storage devices, including architecture, data storage and monitoring, and disk array systems, covering disk drive interface, storage data integrity and system architecture.

•	Business Process Modeling (BPM). This patented technology generally relates to systems which define and execute business processes.

•
Wireless and Communications. These patents cover various wireless and other communications technologies which can be used in cellular phone systems and optical networking products.  The patents also cover inventions relating to database middleware, software development utilities, encryption and other technologies.

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

•
Mobile Computer. This patent portfolio includes patents relating to improvements in user interfaces and the technologies used to create them.  These technologies are in mobile devices such as mobile phones and tablet computers.

•	Computer Storage Restoration. This patented technology generally relates to the restoration of storage devices to a previous state.

•
Video and Software. These patented technologies generally relate to the encoding of video and tracking of video objects, as well as software covering operating systems and object-oriented development environments.

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

•
MEMS. These patented technologies generally relate to microelectromechanical systems known as MEMS and can be found in devices such as pressure sensors used in automotive, medical and industrial applications.

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

•
Targeted Content Delivery. This patented technology can be used to ascertain infrastructure related information about a client system, such as installed hardware or applications, as well as location, in order to send appropriate content to the client system.

•	Software Activation. This patented technology generally relates to preventing software from running on unlicensed systems.

•	Information Storage, Searching and Retrieval. This patented technology generally relates to search result presentation and can be used to reduce time and cost associated with large query results.

•	Dynamic Random Access Memory. This patented technology may be used in computers, mobile devices (such as smart phones, cameras, etc.) and other electronics.

•	Magnetic Storage. This patented technology generally relates to magnetic storage.

•
Electronic Messaging Advertising. This patented technology generally relates to the software, methods and systems used to insert, transmit and display background images and graphics. This technology may be used in instant messaging “skins” and email backgrounds.

•
Wireless Monitoring. This patented technology generally relates to the wireless transmission of physiological data such as heart rate and blood pressure. This technology has applications such as monitoring of implantable devices, as well as home healthcare and fitness systems.

•	Power Management Within Integrated Circuits. This patented technology generally relates to power management within an integrated circuit.

As of December 31, 2010, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Acacia Intellectual Property Fund, L.P.

In August 2010, one of our wholly-owned subsidiaries became the general partner of the Acacia Intellectual Property Fund, L.P., or the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies.

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

Revenue Recognition

Change in Accounting Policy for Term Agreements. Certain revenue agreements provide for the payment of a minimum upfront fee at the inception of each contractual term in consideration for the respective intellectual property rights granted, hereinafter referred to as “term agreements.”  Effective October 1, 2009, we elected to change our method of accounting for our term agreements to recognize revenue when delivery of the intellectual property rights and all other arrangement deliverables has substantially occurred, which is typically at the time of execution of the related term agreement, or upon receipt of the applicable minimum upfront renewal payment, and when all other revenue recognition criteria, as described below, have been met.   Prior to the change in method of accounting, fees for term agreements were deferred and amortized to revenue on a straight-line basis over the applicable contractual term. We adopted the new method because it provides a consistent approach to accounting for all of our revenue arrangements with similar significant terms and conditions and more closely reflects the culmination of the earnings process associated with these revenue arrangements.

We accounted for the change in accounting policy through a retrospective application of the new accounting policy as of January 1, 2009.  The effect of applying the new accounting policy to term agreements in periods prior to January 1, 2009 was not material.  Accordingly, our consolidated financial statements for years ending prior to January 1, 2009 have not been retroactively adjusted for this change in accounting policy.

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

We make estimates and judgments when determining whether the collectibility of fees receivable from licensees is reasonably assured. We assess the collectibility of fees receivable based on a number of factors, including past transaction history and the credit-worthiness of licensees.  If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectibility may have been an issue. Management's estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues.  Our assumptions and judgments regarding future collectibility could differ from actual events and thus materially impact our financial position and results of operations.

In general, our revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries' part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earning process occurs.  Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

Our operating subsidiaries are responsible for the licensing and enforcement of their respective patented technologies and pursue third parties that are utilizing their intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement.  As a result of these activities, from time to time, our operating subsidiaries may recognize revenues in a current period that relate to infringements by licensees that occurred in prior periods.  These recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods.  Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts, are recognized in the period such adjustment is determined as a change in accounting estimate.

The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  Inventor royalties, noncontrolling interests and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties, noncontrolling interests and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

During the year ended December 31, 2010, we entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries. Depending on the magnitude of specific revenue arrangements, if different judgments are made regarding revenues subject to inventor royalties and contingent legal fees in any specific period, our periodic financial results may be materially affected.

Stock-based Compensation Expense

Stock-based compensation payments to employees and non-employee directors are recognized as expense in the statements of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for nonvested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods.

Stock-based compensation expense is recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate.  As such, we are required to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized.  Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates.  We consider several factors in connection with our estimate of pre-vesting forfeitures, including types of awards, employee class, and historical pre-vesting forfeiture data.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Refer to Notes 2 and 11 to our consolidated financial statements included elsewhere herein.

Valuation of Long-lived and Intangible Assets

We review long-lived assets, including patent-related intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider important, which could trigger an impairment review, include the following:

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

If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based on a valuation model, which considers the estimated future undiscounted cash flows resulting from the use of the asset, and a discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists. The estimated fair value is compared to the long-lived asset's' carrying value to determining whether impairment exists.

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

Impairment of Marketable Securities

U.S. generally accepted accounting principles define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value, is defined as follows:

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

We use observable market inputs (quoted market prices) when measuring fair value and are required to use a Level 1 quoted price to measure fair value whenever possible.

At December 31, 2010 and 2009, our investments were comprised of auction rate securities classified as available-for-sale, which are reported at fair value, and included in Level 3 of the valuation hierarchy described above.  The fair values of auction rate securities included in Level 3 of the hierarchy of valuation techniques are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis.  These analyses consider, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved. Observable market data for instruments with similar characteristics to our auction rate securities is also considered when possible.

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

Refer to “Consolidated Results of Operations – Other” below for information regarding other-than-temporary charges and related recoveries recorded in the consolidated statements of operations for the periods presented.

Consolidated Results of Operations
Comparison of the Results of Operations for Fiscal Years 2010, 2009 and 2008

Revenues (In thousands)

	2010	2009	2008

Revenues	$131,829	$67,340	$48,227

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

	2010	2009	2008

New agreements executed	221	117	80
Licensing and enforcement programs with initial revenues	31	12	20

Two licensees individually accounted for 35% and 19%, respectively, of revenues recognized in fiscal year 2010, two licensees individually accounted for 15% and 12%, respectively, of revenues recognized in fiscal year 2009, and two licensees individually accounted for 13% and 12%, respectively, of revenues recognized in fiscal year 2008.

On a consolidated basis, as of December 31, 2010, 91 of our licensing programs had begun generating licensing revenues, up from 60 as of December 31, 2009 and 48 as of December 31, 2008.

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

•	fluctuations in the total number of agreements executed;

•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of fees due;

•	the timing of the receipt of periodic payments and/or reports from licensees; and

•	fluctuations in the net number of active licensees from period to period.

The 96% increase in revenues in fiscal year 2010, as compared to fiscal year 2009, was due primarily to an increase in the average revenue per executed agreement and an increase in the number of new licensing agreements executed during the period. In fiscal year 2010, we entered into a number of separate significant revenue agreements with unrelated third parties resolving pending patent matters.

The 40% increase in revenues for fiscal year 2009, as compared to fiscal year 2008, was due primarily to an increase in the number of new licensing agreements executed during the period, which was partially offset by a minor decrease in the average revenue per license agreement executed during the same periods.

Cost of Revenues and Net Income Attributable to Noncontrolling Interests (In thousands)

	2010	2009	2008

Cost of revenues:
Inventor royalties	$25,292	$15,673	$14,995
Contingent legal fees	19,906	15,945	12,429
Litigation and licensing expenses - patents	13,891	14,055	6,900
Amortization of patents	6,931	4,634	6,043
Net income attributable to noncontrolling interests	(2,965)	(5,657)	—

Inventor Royalties, Net Income Attributable to Noncontrolling Interests and Contingent Legal Fees Expense.  Net income or loss attributable to noncontrolling interests represents the portion of net income or loss from the licensing and enforcement activities of our majority-owned operating subsidiaries that are distributable to the operating subsidiary's noncontrolling interest holders pursuant to the underlying operating agreements.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, these costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

	2010 vs. 2009		2009 vs. 2008

Increase in revenues	96%		40%
Increase in inventor royalties and net income attributable to noncontrolling interests	34%	Note (a)	42%	Note (a)
Increase in contingent legal fees expense	25%	Note (b)	28%	Note (b)
Increase in inventor royalties expense, net income attributable to noncontrolling interests and contingent legal fees expense	30%	Note (a),(b)	36%	Note (a),(b)

	2010	2009	2008

Inventor royalties and net income attributable to noncontrolling interests as a percentage of revenues	22%	32%	31%	Note (a)
Contingent legal fees expense as a percentage of revenues	15%	24%	26%	Note (b)
Inventor royalties, net income attributable to noncontrolling interests and contingent legal fees, combined, as a percentage of revenues	37%	55%	57%	Note (a),(b)
______________________

(a)
The increase in inventor royalties and net income attributable to noncontrolling interests in fiscal year 2010, as compared to fiscal year 2009, was less than the increase in revenues for the same periods, primarily due to a portion of revenues recognized in fiscal year 2010 having no corresponding inventor royalty arrangement obligations, and in the aggregate, lower inventor royalty rates associated with the portfolios generating revenues in fiscal year 2010.

The increase in fiscal year 2009, as compared to fiscal year 2008 was due primarily to the increase in related revenues and a minor increase in inventor royalties and net income attributable to noncontrolling interests as a percentage of revenues.

(b)
The increase in contingent legal fees expense in fiscal year 2010, as compared fiscal year 2009, was less than the increase in revenues for the same periods, primarily due to a portion of revenues recognized in fiscal year 2010 having no corresponding contingent legal fee arrangement obligations, and in the aggregate, lower contingent legal fee rates associated with the portfolios generating revenues in fiscal year 2010.

The increase in fiscal year 2009, as compared to fiscal year 2008, was due to an increase in related revenues, partially offset by a decrease in contingent legal fees as a percentage of revenues due to certain patent portfolios with lower contingent fee rates generating revenues in fiscal year 2009.

Certain revenue agreements with unrelated third parties entered into in fiscal year 2010 resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Litigation and licensing expenses-patents also include licensing and enforcement related third-party patent research, development, consulting, and other costs incurred in connection with the licensing and enforcement of patent portfolios.  Litigation and licensing expenses-patents fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.

Litigation and licensing expenses-patents decreased slightly in fiscal year 2010, as compared to fiscal year 2009, reflecting relatively comparable net levels of related patent enforcement and prosecution activity associated with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the applicable prior year period.

Litigation and licensing expenses-patents increased 104% in fiscal year 2009, as compared to fiscal year 2008, due primarily to an increase in litigation and licensing support related out of pocket expenses, third party technical consulting expenses, professional expert expenses and other litigation support and administrative costs incurred in connection with our continued investment in certain of our licensing and enforcement programs that went to trial and concluded in fiscal year 2009, licensing and enforcement programs with trial dates scheduled for fiscal year 2010, and a net increase in costs related to new licensing and enforcement programs commenced since the end of fiscal year 2008.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  Amortization expense increased 50% in fiscal year 2010, as compared to fiscal year 2009, due primarily to amortization on patent portfolios acquired since the end of the prior year period totaling $539,000, the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered in fiscal year 2010, pursuant to the provisions of the underlying inventor agreements totaling $1.2 million, and a scheduled increase in amortization related to intangible assets held as of the end of fiscal year 2009 totaling $312,000. In addition, fiscal year 2010 amortization expense included accelerated amortization totaling $275,000, related to a patent portfolio to which our operating subsidiary elected to terminate its rights, and a patent portfolio that was disposed of through a sale to an unrelated party.

Patent amortization expense decreased 23% in fiscal year 2009, as compared to fiscal year 2008, primarily due to higher amortization expense recorded in fiscal year 2008, resulting from the acceleration of amortization on a patent portfolio as described below, and a scheduled decrease in amortization totaling $950,000, which was partially offset by an increase in amortization expense related to new patent portfolios acquired in fiscal year 2009 totaling $635,000.

In the fourth quarter of fiscal year 2008, pursuant to the terms of the respective inventor agreements, our management elected to terminate our rights to exclusively license a patent portfolio.  As such, the economic useful life of the patent-related intangible asset was reduced, resulting in the acceleration of $1.1 million of amortization expense for the patent-related asset in fiscal year 2008.

Operating Costs and Expenses (In thousands)

	2010	2009	2008

Marketing, general and administrative expenses (including non-cash stock compensation expense of $7,121 for 2010, $7,065 for 2009 and $7,355 for 2008)	$25,067	$21,070	$21,130
Research, consulting and other expenses - business development	2,121	1,689	933

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

	2010 vs. 2009	2009 vs. 2008

Addition of licensing, business development and engineering personnel and other personnel costs, net	$1,021	$(305)
Increase in variable performance-based compensation and other variable personnel costs	2,153	701
Corporate, general and administrative costs	622	(46)
State and foreign gross receipts taxes	145	(120)
Non-cash stock compensation expense	56	(290)

Research, Consulting and Other Expenses - Business Development.  Research, consulting and other expenses include third-party business development related research, development, consulting, and other costs incurred in connection with business development activities.  These costs fluctuate period to period based on business development related activities in each period.

Provision for Income Taxes (in thousands)

	2010	2009	2008

Provision for income taxes	$1,740	$209	$124
Effective tax rate	4%	(4)%	(1)%

Provision for Income Taxes. The increase in the our tax expense in fiscal year 2010, as compared to fiscal year 2009, reflects the impact of the suspension of the use of NOLs in California, as described below, and the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards in fiscal year 2010.

Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for those instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital. The deduction related to the exercise and vesting of equity-based incentive awards in fiscal year 2010 is available to offset taxable income on our 2010 consolidated tax return, as no NOLs are allowed to be utilized for California tax return purposes in 2010, as described below. Accordingly, the excess tax benefit related to the exercise and vesting of equity-based incentive awards in fiscal year 2010 was credited to additional paid-in capital, not tax expense. The actual tax benefit realized for excess tax deductions resulting from the exercise and vesting of equity-based incentive awards in fiscal year 2010 totaled $1.3 million. As a result of the excess tax benefit realized, our state taxes payable in fiscal year 2010, for the 2010 tax year, totaled $170,000, primarily relating to California state minimum taxes for the 2010 tax year.

In October 2010, the State of California passed a state budget including provisions furthering the suspension of the use of NOLs, for the 2010 and 2011 tax years. As a result, California State NOLs are not available to offset California taxable income for the 2010 or 2011 tax years.

The increase in our effective tax rate in fiscal year 2009, as compared to fiscal year 2008 reflects a decrease in loss from continuing operations before provision for income taxes and an increase in state minimum taxes and other state tax liabilities in jurisdictions where certain of Acacia's operating subsidiaries file separate state tax returns.

Other

 At December 31, 2010 and 2009, the par value of our auction rate securities collateralized by student loan portfolios totaled $2.5 million and $2.7 million, respectively.  As a result of the liquidity issues associated with the failed auctions as described in Note 7 to the consolidated financial statements included in this report, we estimated that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying consolidated balance sheets.  In addition, we recorded an other-than-temporary loss on our student loan collateralized auction rate securities of $296,000 and $263,000 in the accompanying consolidated statements of operations in fiscal years 2009 and 2008, respectively.  As a result of partial redemptions at par on certain of our auction rate securities collateralized by student loan portfolios, we recorded net realized gains totaling $32,000 (original recognized unrealized loss was $49,000), $13,000 and $13,000, in fiscal years 2010, 2009 and 2008, respectively, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  Refer to Note 7 to our consolidated financial statements elsewhere herein for information on the valuation of auction rate securities held as of December 31, 2010 and 2009.  As of December 31, 2010, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $484,000.

As of December 31, 2009, all of the auction rate securities issued by closed-end investment companies were redeemed at par. As a result, we recorded realized gains totaling $236,000 in the consolidated statement of operations for the year ended December 31, 2009, reflecting a recovery of the other-than-temporary loss originally recorded on these securities.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities. Our management believes that our cash and cash equivalents, investments, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2012. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, if at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2011. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

As described above, in August 2010, one of our wholly-owned subsidiaries became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies.

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents and investments on hand totaled $104.5 million at December 31, 2010, compared to $53.9 million at December 31, 2009.  The net change in cash, cash equivalents and investments on hand related to operations for 2010, 2009 and 2008 was comprised of the following (in thousands):

	2010	2009	2008

Net cash provided by (used in) operations:
Operating activities	$44,922	$16,118	$2,600
Investing activities	(8,098)	(8,652)	5,070
Financing activities	13,956	(4,010)	142

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $127.4 million, $70.9 million and $42.1 million in fiscal years 2010, 2009 and 2008, respectively.  The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above.  Cash outflows from operations totaled $82.5 million, $54.8 million and $39.5 million in fiscal years 2010, 2009 and 2008, respectively.   The fluctuations in cash outflows for the periods presented reflect the net increase in revenue related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. The change in net cash flows used in investing activities was primarily due to the impact of patent portfolio acquisitions and net sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Certain of our operating subsidiaries incurred patent acquisition costs totaling $8.2 million, $9.6 million and $2.1 million in fiscal years 2010, 2009 and 2008, respectively.  Net sales of short-term investments totaled $184,000, $1.0 million and $7.2 million in fiscal years 2010, 2009 and 2008, respectively.

Cash Flows from Financing Activities. Cash inflows from financing activities in fiscal year 2010 included $2.4 million in capital contributions to the Acacia IP Fund and $1.3 million in excess tax benefits related to stock-based compensation. Distributions to noncontrolling interests totaled $4.8 million in fiscal year 2010 and $3.2 million in fiscal year 2009. Cash inflows from financing activities in fiscal years 2010, 2009 and 2008 included stock option exercise proceeds of $15.1 million, $247,000, and $142,000, respectively.

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

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, royalties and contingent legal fees payable and deferred revenues.  Working capital at December 31, 2010 was $92.3 million, compared to $36.0 million at December 31, 2009.

Consolidated accounts receivable from licensees increased to $8.0 million at December 31, 2010, compared to $5.1 million at December 31, 2009.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods. One licensee individually represented approximately 74% of accounts receivable at December 31, 2010. Two licensees individually represented approximately 78% and 10%, respectively, of accounts receivable at December 31, 2009.

Consolidated royalties and contingent legal fees payable increased to $12.8 million at December 31, 2010, compared to $12.4 million at December 31, 2009.  Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

The majority of accounts receivable from licensees at December 31, 2010 were collected or scheduled to be collected in the first quarter of 2011, in accordance with the terms of the related underlying license agreements.   The majority of royalties and contingent legal fees payable are scheduled to be paid in the first quarter of 2011, upon receipt by us of the related payments from licensees, in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses decreased to $7.1 million at December 31, 2010, from $8.0 million at December 31, 2009, due primarily to the decrease in litigation and licensing expenses-patents described above and the related timing of payments to attorneys and other vendors.

Deferred revenues, representing non-refundable cash payments received from a licensee prior to all of the required revenue recognition criteria, as described above, being met, totaled $1.5 million at December 31, 2009.  These amounts were recognized as revenues in the statement of operations in the first quarter of fiscal 2010, when all revenue recognition criteria were met.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have no significant commitments for capital expenditures in 2011.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of December 31, 2010, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	More than 3 years

Operating leases	$4,079	$808	$1,497	$1,774
Scheduled patent acquisition related payments	1,100	350	750	—
Total contractual obligations	$5,179	$1,158	$2,247	$1,774

Uncertain Tax Positions.  As of December 31, 2010, the liability for uncertain tax positions, associated primarily with state income taxes, totaled $85,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize this risk, we maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2010, all of our investments were in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, fully collateralized repurchase agreements and certain auction rate securities.  A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of December 31, 2010.  Refer to Item 1A, “Risk Factors,” Item 7, --”Liquidity and Capital Resources,” and Notes 2 and 3 to our consolidated financial statements included in this report for additional information.  Refer to Note 7 to our consolidated financial statements included elsewhere herein for information on auction rate securities held for the periods presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Grant Thornton LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

There were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

 Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief executive officer, chief financial and accounting officer, president and any persons performing similar functions.  Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

 ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	521,000	$5.41	1,176,000
2007 Acacia Technologies Stock Incentive Plan(2)	—	—	—
Subtotal	521,000	$5.41
Equity compensation plans not approved by security holders(3)
	N/A	N/A	N/A
Total	521,000	$5.41	1,176,000
____________________
(1)    The share reserve under the 2002 Acacia Technologies Stock Incentive Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. Column (a) excludes 1,140,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2010. Refer to Note 11 to our consolidated financial statements included elsewhere herein.
(2)    The initial share reserve under the 2007 Acacia Technologies Stock Incentive Plan, or the 2007 Plan, was 560,000 shares of our common stock. The share reserve under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan). Column (a) excludes 565,000 in nonvested restricted stock awards outstanding at December 31, 2010. Refer to Note 11 to our consolidated financial statements included elsewhere herein.
(3)    We have not authorized the issuance of equity securities under any plan not approved by security holders.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2010 and 2009	F- 3
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F- 4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	F- 5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F- 6
Notes to Consolidated Financial Statements	F- 7

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3) Exhibits

Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (11)
3.2.1	Amendment to Amended and Restated Bylaws (12)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.10	Form of Indemnification Agreement (8)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (9)
10.12	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (11)

10.19.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Dooyong Lee (14)
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (11)
10.20.1*	Addendum, dated March 31, 2008, to Employment Agreement by and between Acacia Media Technologies Corporation and Edward Treska (13)
10.21	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (11)
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (11)
10.23*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (13)
10.23.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (14)
10.24*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (13)
10.24.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (14)
10.25*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (13)
10.25.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (14)
10.26*	Acacia Research Corporation Amended and Restated Executive Severance Policy (14)
10.27	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (15)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
 ___________________________
*    The referenced exhibit is a management contract, compensatory plan or arrangement.
(1)    Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on June 5, 2008 (SEC File No. 000-26068).
(2)    Incorporated by reference to Appendix A to Acacia Research Corporation's Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).
(3)    Incorporated by reference to Appendix A to Acacia Research Corporation's Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).
(4)    Incorporated by reference to Annex E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.
(5)    Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(6)    Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (SEC File No. 000-26068).
(7)    Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002 (SEC File No. 000-26068).
(8)    Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003 (SEC File No. 000-26068).
(9)    Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).
(10)    Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (SEC File No. 000-26068).
(11)        Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).
(12)    Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on January 7, 2008 (File No. 000-26068).
(13)    Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on April 2, 2008 (SEC File No. 000-26068).
(14)        Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).
(15)        Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010, as amended on February 26, 2010 (File No. 000-26068)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	February 28, 2011	By:	/s/ Paul R. Ryan
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

Signature		Title	Date

/s/	Paul R. Ryan	Chairman of the Board and	February 28, 2011
	Paul R. Ryan	Chief Executive Officer
(Principal Executive Officer)

/s/	Robert L. Harris, II	Director and President	February 28, 2011
Robert L. Harris, II

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	February 28, 2011
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	Fred A. de Boom	Director	February 28, 2011
Fred A. de Boom

/s/	Edward W. Frykman	Director	February 28, 2011
Edward W. Frykman

/s/	G. Louis Graziadio, III	Director	February 28, 2011
G. Louis Graziadio, III

/s/	William S. Anderson	Director	February 28, 2011
William S. Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (a Delaware corporation) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acacia Research Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

As discussed in Note 8, the Company elected to change its method of accounting for term agreements in 2009.

/s/ GRANT THORNTON LLP

Irvine, California
February 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited Acacia Research Corporation’s (a Delaware corporation) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acacia Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Acacia Research Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Acacia Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acacia Research Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion and contained an explanatory paragraph relating to the change in accounting method for term agreements in 2009.

/s/ GRANT THORNTON LLP

Irvine, California
February 28, 2011

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009
(In thousands, except share and per share information)

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$102,515	$51,735
Accounts receivable	7,987	5,110
Prepaid expenses and other current assets	1,679	1,081
Total current assets	112,181	57,926
Property and equipment, net of accumulated depreciation	135	163
Patents, net of accumulated amortization	19,803	17,510
Investments - noncurrent	2,001	2,152
Other assets	664	505
	$134,784	$78,256
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,099	$8,006
Royalties and contingent legal fees payable	12,760	12,402
Deferred revenues	—	1,510
Total current liabilities	19,859	21,918
Other liabilities	1,072	369
Total liabilities	20,931	22,287
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 36,029,068 and 31,912,066 shares issued and outstanding as of December 31, 2010 and 2009, respectively	36	32
Additional paid-in capital	197,026	173,672
Accumulated deficit	(86,191)	(120,242)
Total Acacia Research Corporation stockholders' equity	110,871	53,462
Noncontrolling interests in operating subsidiaries	2,982	2,507
Total stockholders' equity	113,853	55,969
	$134,784	$78,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share and per share information)

	2010	2009	2008

Revenues	$131,829	$67,340	$48,227
Operating costs and expenses:
Cost of revenues:
Inventor royalties	25,292	15,673	14,995
Contingent legal fees	19,906	15,945	12,429
Litigation and licensing expenses - patents	13,891	14,055	6,900
Amortization of patents	6,931	4,634	6,043
Marketing, general and administrative expenses (including non-cash stock compensation expense of $7,121 in 2010, $7,065 in 2009, and $7,355 in 2008)	25,067	21,070	21,130
Research, consulting and other expenses - business development	2,121	1,689	933

Total operating costs and expenses	93,208	73,066	62,430

Operating income (loss)	38,621	(5,726)	(14,203)

Other income (expense):
Interest income	103	148	1,056
Gain on foreign currency translation	—	201	—
Gain (loss) on investments	32	(47)	(486)

Total other income	135	302	570

Income (loss) before provision for income taxes	38,756	(5,424)	(13,633)

Provision for income taxes	(1,740)	(209)	(124)

Net income (loss) including noncontrolling interests in operating subsidiaries	37,016	(5,633)	(13,757)

Net income attributable to noncontrolling interests in operating subsidiaries	(2,965)	(5,657)	—

Net income (loss) attributable to Acacia Research Corporation	$34,051	$(11,290)	$(13,757)

Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$1.05	$(0.38)	$(0.47)
Diluted income (loss) per share	$0.97	$(0.38)	$(0.47)

Weighted-average shares:
Weighted average number of shares outstanding, basic	32,306,322	29,914,801	29,423,998
Weighted average number of shares outstanding, diluted	35,081,611	29,914,801	29,423,998

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share information)

	Common Shares	Common Stock	Additional Paid-in Capital	Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2007	30,102,482	$30	$159,972	$(3)	$(95,195)	$—	$64,804
2008
Net loss attributable to Acacia Research Corporation	—	—	—	—	(13,757)	—	(13,757)
Stock options exercised	38,079	—	142	—	—	—	142
Compensation expense relating to stock options and restricted stock awards	744,433	1	7,354	—	—	—	7,355
Unrealized gain on short-term investments	—	—	—	3	—	—	3
Balance at December 31, 2008	30,884,994	31	167,468	—	(108,952)	—	58,547
2009
Net loss attributable to Acacia Research Corporation	—	—	—	—	(11,290)	—	(11,290)
Stock options exercised	94,700	—	247	—	—	—	247
Repurchased restricted common stock	(174,628)	—	(1,107)	—	—	—	(1,107)
Compensation expense relating to stock options and restricted stock awards	1,107,000	1	7,064	—	—	—	7,065
Net income attributable to noncontrolling interests in operating subsidiary	—	—	—	—	—	5,657	5,657
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	(3,150)	(3,150)
Balance at December 31, 2009	31,912,066	32	173,672	—	(120,242)	2,507	55,969
2010
Net income attributable to Acacia Research Corporation	—	—	—	—	34,051	—	34,051
Stock options exercised	2,852,002	3	15,065	—	—	—	15,068
Compensation expense relating to stock options and restricted stock awards	1,265,000	1	7,120	—	—	—	7,121
Excess tax benefits from stock-based compensation	—	—	1,302	—	—	—	1,302
Net income attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	2,965	2,965
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	2,317	2,317
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	(4,807)	(4,807)
Issuance costs	—	—	(133)	—	—	—	(133)
Balance at December 31, 2010	36,029,068	$36	$197,026	$—	$(86,191)	$2,982	$113,853

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
 (In thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiaries	$37,016	$(5,633)	$(13,757)
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	7,017	4,759	6,174
Non-cash stock compensation	7,121	7,065	7,355
(Gain) loss on investments	(32)	47	486
Other	—	—	6
Changes in assets and liabilities:
Accounts receivable	(2,877)	2,326	(6,027)
Prepaid expenses and other assets	(757)	(106)	99
Accounts payable and accrued expenses	(1,414)	4,836	(160)
Royalties and contingent legal fees payable	358	1,632	8,427
Deferred revenues	(1,510)	1,192	(3)

Net cash provided by operating activities	44,922	16,118	2,600

Cash flows from investing activities:
Purchase of property and equipment	(58)	(67)	(28)
Purchase of available-for-sale investments	—	—	(265)
Sale of available-for-sale investments	184	1,040	7,503
Patent acquisition costs	(8,224)	(9,625)	(2,140)

Net cash (used in) provided by investing activities	(8,098)	(8,652)	5,070

Cash flows from financing activities:
Distributions to noncontrolling interests in operating subsidiary	(4,807)	(3,150)	—
Contributions from noncontrolling interests in operating subsidiary, net of issuance costs	2,393	—	—
Repurchased restricted common stock	—	(1,107)	—
Proceeds from the exercise of stock options	15,068	247	142
Excess tax benefits from stock-based compensation	1,302	—	—

Net cash provided by (used in) financing activities	13,956	(4,010)	142

Increase in cash and cash equivalents	50,780	3,456	7,812

Cash and cash equivalents, beginning	51,735	48,279	40,467

Cash and cash equivalents, ending	$102,515	$51,735	$48,279

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

Acacia's operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia's operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia's operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia's operating subsidiaries own or control the rights to over 171 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling interests in Acacia’s majority-owned operating subsidiaries ("noncontrolling interests") are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented.  Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations for the applicable periods presented.  Refer to the accompanying consolidated financial statements for total noncontrolling interests, and net income attributable to noncontrolling interests, for the applicable periods presented.

Change in Accounting Policy for Term Agreements. Effective October 1, 2009, the Company elected to change its method of accounting for its term agreements to recognize revenue when delivery of the intellectual property rights and all other arrangement deliverables has substantially occurred. Refer to Note 8 for additional information.

Revenue Recognition.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable, and (iv) the collectibility of amounts is reasonably assured.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

Certain of the Company's revenue arrangements provide for future royalties or additional required payments based on future licensee activities.  Additional royalties are recognized in revenue upon resolution of the related contingency provided that all revenue recognition criteria, as described above have been met.  Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management.

Certain of the Company's revenue arrangements provide for the calculation of fees based on a licensee’s actual quarterly sales or actual per unit activity, applied to a contractual royalty rate.  Licensees that pay fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly fees due within 30 to 45 days after the end of the quarter in which such sales or activity takes place.  The amount of fees due under these revenue arrangements each quarter cannot be reasonably estimated by management.  Consequently, Acacia’s operating subsidiaries recognize revenue from these revenue arrangements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Amounts related to revenue arrangements that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met.

Acacia assesses the collectibility of fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees.  If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

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

Inventor Royalties and Contingent Legal Expenses. In connection with the acquisition of certain patents and patent rights, certain of Acacia's operating subsidiaries executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.  Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by Acacia's operating subsidiaries to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in amortization expense in the consolidated statements of operations.

Acacia's operating subsidiaries may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law in connection with their licensing and enforcement activities.  These law firms may be retained on a contingent fee basis whereby such law firms are paid on a scaled percentage of any negotiated fees, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.   Contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, Acacia's operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheets.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period. Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

During the year ended December 31, 2010, Acacia entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia's operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

Fair Value Measurements. U.S. generally accepted accounting principles define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value, is defined as follows:

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

The Company uses observable market inputs (quoted market prices) when measuring fair value and is required to use a Level 1 quoted price to measure fair value whenever possible.  Refer to Note 3 for a summary of marketable securities held as of December 31, 2010 and 2009.  Refer to Note 7 for information on the determination of fair value for auction rate securities held as of December 31, 2010 and 2009.

Cash and Cash Equivalents.  Acacia considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.  For the periods presented, Acacia’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily includes: domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements. Acacia’s cash equivalents are measured at fair value using quoted prices that represent Level 1 inputs.

Investments in Marketable Securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. At December 31, 2010 and 2009, all of Acacia’s investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized.  Realized and unrealized gains and losses are recorded based on the specific identification method.  Interest on all securities are included in interest income.  Refer to Note 7 for information on the fair value and classification of auction rate securities held as of December 31, 2010 and 2009.

Impairment of Marketable Securities. Acacia evaluates its investments in marketable securities for potential impairment, employing a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence. If the cost or carrying value of an investment exceeds its estimated fair value, the Company evaluates, among other factors, general market conditions, credit quality of instrument issuers, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold, or plans or ability to sell. Fair value is estimated based on publicly available market information or other estimates determined by management. Investments are considered to be impaired when a decline in fair value is estimated to be other-than-temporary. Acacia reviews impairments associated with its investments in marketable securities and determines the classification of any impairment as temporary or other-than-temporary.   An impairment is deemed other-than-temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. For investments classified as available-for-sale, unrealized losses that are other-than-temporary are recognized in the consolidated statements of operations.   Refer to Note 7 for disclosures regarding investments in auction rate securities.

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

Two licensees accounted for 35% and 19%, respectively, of the revenues recognized during the year ended December 31, 2010. Two licensees accounted for 15% and 12%, respectively, of the revenues recognized during the year ended December 31, 2009.  Two licensees accounted for 13% and 12%, respectively, of the revenues recognized during the year ended December 31, 2008.  One licensee represented approximately 74% of accounts receivable at December 31, 2010. Two licensees represented approximately 78% and 10%, respectively, of accounts receivable at December 31, 2009.

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

Patents.  Patents includes the cost of patents or patent rights (hereinafter, collectively "patents"), acquired. Patent acquisition costs are amortized on the straight-line method over their remaining economic useful lives, ranging from one to seven years.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under U.S. generally accepted accounting principles, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

The total amount of unrecognized tax benefits as of December 31, 2010, 2009 and 2008 was $85,000, $85,000 and $75,000, respectively, all of which, if recognized, would affect the effective tax rate.

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense.  Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

Acacia is subject to taxation in the U.S. and various state jurisdictions.  With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2005.

At December 31, 2010, Acacia had U.S. federal and state income tax net operating loss carryforwards ("NOL") as summarized in Note 10.  Due to uncertainties surrounding Acacia’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets.

If a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated deferred tax asset for those instruments is considered an excess tax benefit, and is recognized as additional paid-in capital.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income (loss) per share:

	2010	2009	2008

Weighted-average common shares outstanding - basic	32,306,322	29,914,801	29,423,998
Dilutive effect of Equity-based Incentive Awards	2,775,289	—	—
Weighted-average common shares outstanding - diluted	35,081,611	29,914,801	29,423,998

Equity-based Incentive Awards excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	14,768	5,144,960	4,928,986

Recent Accounting Pronouncements. In October 2009, the Financial Accounting Standards Board issued new accounting guidance which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. The accounting guidance will be applied prospectively and will become effective for the Company no later than January 1, 2011. Early adoption is allowed. Acacia elected to adopt this accounting guidance effective January 1, 2010. The adoption of this standard did not have an impact on Acacia's financial position or results of operations.

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

3.  INVESTMENTS

Investments at December 31, 2010 and 2009 consist of investments in auction rate securities, all of which are classified as available-for-sale, with fair values of $2,001,000 and $2,152,000, respectively, and amortized costs of $2,485,000 and $2,685,000, respectively.  All of the Company’s investments in auction rate securities are classified as noncurrent for the periods presented.  Contractual maturity dates range up to thirty-five years, with reset dates every 7 to 63 days.  Refer to Note 7 for information regarding gross unrealized gains and losses related to auction rate securities held for the periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Furniture and fixtures	$373	$354
Computer hardware and software	478	450
Leasehold improvements	154	143
	1,005	947
Less: accumulated depreciation	(870)	(784)
	$135	$163

Depreciation expense was $86,000, $125,000 and $131,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Accounts payable	$659	$381
Payroll and other employee benefits	941	783
Accrued vacation	589	481
Accrued legal expenses - patent	2,535	4,412
Accrued consulting and other professional fees	1,786	1,833
Other accrued liabilities	589	116
	$7,099	$8,006

6.  PATENTS

Acacia’s only identifiable intangible assets are patents, with estimated remaining economic useful lives up to seven years.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009

Gross carrying amount - patents	$51,001	$43,317
Accumulated amortization - patents	(31,198)	(25,807)
Patents, net	$19,803	$17,510

The weighted-average remaining estimated economic useful life of Acacia’s patents is five years.  Annual aggregate amortization expense for each of the next five years through December 31, 2015 is estimated to be $5,153,000 in 2011, $3,630,000 in 2012, $3,331,000 in 2013, $3,097,000 in 2014 and $2,436,000 in 2015.

For the years ended December 31, 2010, 2009 and 2008, on a consolidated basis, Acacia’s operating subsidiaries incurred and capitalized patent acquisition costs totaling $8,224,000, $9,625,000 and $2,140,000, respectively, in connection with the acquisition of the rights to several additional patent portfolios.  The patents have estimated economic useful lives ranging from one to seven years and are being amortized over weighted-average economic useful lives of seven years for 2010 acquisitions, seven years for 2009 acquisitions and five years for 2008 acquisitions. At December 31, 2010 and 2009, all of Acacia’s acquired intangible assets were subject to amortization. Included in capitalized patent costs as of December 31, 2010 and 2009 are $1,050,000 and $100,000, respectively, of accrued future patent related acquisition costs that management expects to incur pursuant to the terms of the underlying patent acquisition agreements, which are being amortized over the

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated economic useful life of the patents acquired.

Pursuant to provisions of the underlying inventor agreements, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds, prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. For the years ended December 31, 2010, 2009 and 2008, accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $1,171,000, $42,000 and $155,000, respectively.

In 2010, pursuant to the terms of the respective inventor agreement, an Acacia operating subsidiary elected to terminate its rights to a patent portfolio, resulting in the acceleration of amortization expense for the patent related asset totaling $338,000. In December 2008, pursuant to the terms of the respective inventor agreement, management elected to terminate its rights to exclusively license a patent portfolio, resulting in the acceleration of amortization expense for the patent-related intangible asset totaling $1,094,000.

Patent costs and accumulated amortization related to patent related disposals totaled $1,540,000 and $1,108,000, respectively, for the year ended December 31, 2010. Proceeds of $240,000 and costs of $94,000, related to the sale of patents are included in net operating income for the year ended December 31, 2010.

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of December 31, 2010 and 2009, Acacia held investment grade auction rate securities with a par value totaling $2,485,000 and $2,685,000, respectively, consisting of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, which are reflected at fair value.

Historically, Acacia’s auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists.  Due to liquidity issues in the global credit and capital markets, these securities have experienced failed auctions since February 2008.  In the case of a failure, the auction rate securities continue to pay interest at the maximum contractual rate in accordance with their terms; however, Acacia may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer, or a buyer is found outside of the auction process.

As a result of the failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of December 31, 2010 and 2009.  As a result, the fair values of these securities were estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of December 31, 2010 and 2009.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

As a result of the liquidity issues associated with the failed auctions, Acacia estimates that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent in the accompanying consolidated balance sheets, and as a result of the analysis described above, recorded an other-than-temporary loss of $296,000 and $263,000 in the accompanying statements of operations for the years ended December 31, 2009 and December 31, 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded net realized gains totaling $32,000 (original recognized unrealized loss was $49,000), $13,000 and $13,000 for 2010, 2009 and 2008, respectively reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of December 31, 2010, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $484,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All of Acacia’s auction rate securities issued by closed-end investment companies were redeemed at par as of December 31, 2009, resulting in realized gains totaling $236,000 for the year ended December 31, 2009, reflecting the full recovery of the other-than-temporary loss originally recorded on these securities.

Acacia will continue to monitor and evaluate its investments in auction rate securities for any further potential impairment in future periods.  If it is determined that any future valuation adjustments are other-than-temporary, Acacia would record additional charges to earnings as appropriate.

The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2010 and 2009 (in thousands):

	2010	2009

Auction rate securities:
Beginning balance as of January 1	$2,152	$3,239
Total gains or (losses) (realized or unrealized):
Recognized (losses) included in earnings	—	(296)
Recognized gains included in earnings	49	249
Settlements (net)	(200)	(1,040)
Ending balance as of December 31	$2,001	$2,152

8.  CHANGE IN ACCOUNTING POLICY

Certain revenue agreements provide for the payment of a minimum upfront fee at the inception of each contractual term in consideration for the respective intellectual property rights granted, hereinafter referred to as “term agreements.” Effective October 1, 2009, the Company elected to change its method of accounting for its term agreements to recognize revenue when delivery of the intellectual property rights and all other arrangement deliverables has substantially occurred, which is typically at the time of execution of the related term agreement, or upon receipt of the applicable minimum upfront renewal payment, and when all other revenue recognition criteria, as described in Note 2 above, have been met.   Prior to the change in the Company’s method of accounting, fees for term agreements were deferred and amortized to revenue on a straight-line basis over the applicable contractual license term.  The new method was adopted as it provides a consistent approach to accounting for all of the Company’s license arrangements with similar significant terms and conditions and more closely reflects the culmination of the earnings process associated with these revenue arrangements.

The change was accounted for through retrospective application of the new accounting policy as of January 1, 2009.  The effect of applying the new accounting policy to term agreements in periods prior to fiscal year 2009 was not material.  Accordingly, the Company’s consolidated financial statements for years ending prior to January 1, 2009 have not been retroactively adjusted for this change in accounting policy.

9.  STOCKHOLDERS’ EQUITY

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

Acacia’s provision for income taxes consists of the following (in thousands):

	2010	2009	2008

Current:
State taxes	$1,473	$209	$124
Foreign taxes	267	—	—
	$1,740	$209	$124

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$17,529	$28,629
Amortization and depreciation	5,702	5,879
Stock compensation	1,595	3,218
Write-off of investments	1,344	1,344
Accrued liabilities and other	550	374
Intangibles	100	—
State taxes	5	5
Deferred revenue	—	4
Total deferred tax assets	26,825	39,453
Less: valuation allowance	(26,825)	(39,410)
Net deferred tax assets, net of valuation allowance	—	43
Deferred tax liabilities:
Intangibles	—	(43)
Net deferred taxes	$—	$—

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2010	2009	2008

Statutory federal tax rate	34%	34%	34%
State income and foreign taxes, net of federal tax effect	5%	(4)%	(1)%
Noncontrolling interests in operating subsidiaries	(3)%	40%	—
Equity compensation	(1)%	(1)%	(1)%
Non deductible permanent items	—	—	(1)%
Expiration of NOLs and capital loss carryforwards	1%	—	(5)%
Valuation allowance	(32)%	(73)%	(27)%
	4%	(4)%	(1)%

At December 31, 2010, Acacia has established a full valuation allowance against its net deferred tax assets, due to management’s determination that the criteria for recognition have not been met. At December 31, 2010, Acacia had U.S. federal and state income tax NOLs totaling approximately $99,267,000 and $61,681,000, expiring between 2020 and 2030, and 2011 and 2020, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, approximately $4,392,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia’s NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

The increase in the Company's tax expense for the year ended December 31, 2010, as compared to the year ended December 31, 2009, reflects the impact of the suspension of the use of NOLs in California, as described below, and the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards during the year ended December 31, 2010.

Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for those instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital. The deduction related to the exercise and vesting of equity-based incentive awards during the year ended December 31, 2010 is available to offset taxable income on Acacia's 2010 consolidated tax return, as no NOLs are allowed to be utilized for California tax return purposes in 2010, as described below. Accordingly, the excess tax benefit related to the exercise and vesting of equity-based incentive awards during the year ended December 31, 2010 was credited to additional paid-in capital, not tax expense. The actual tax benefit realized for excess tax deductions resulting from the exercise and vesting or equity-based incentive awards totaled $1,302,000 for the year ended December 31, 2010. As a result of the excess tax benefit realized, our state taxes payable for the year ended December 31, 2010, for the 2010 tax year, totaled $170,000, primarily relating to California state minimum taxes for the 2010 tax year.

In October 2010, the State of California passed a state budget including provisions furthering the suspension of the use of NOLs, for the 2010 and 2011 tax years. As a result, California State NOLs are not available to offset California taxable income for the 2010 or 2011 tax years.

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

Acacia’s compensation committee administers the discretionary option grant and stock issuance programs.  The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.  The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant.  Options generally begin to be exercisable six months to one year after grant and generally expire ten years after grant.  Stock options generally vest over two to three years and restricted shares generally vest in full after two to three years (generally representing the requisite service period).

Programs

The Plans provide for the following separate programs:

•
Discretionary Option Grant Program. Under the discretionary option grant program, Acacia's compensation committee may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Acacia or its subsidiaries (including employees, non-employee board members and consultants) at an exercise price not less than 85% of the fair market value of those shares on the grant date, and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Acacia's voting stock or the voting stock of any of its subsidiaries).

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Automatic Option Grant Program (2002 Plan only). Commencing in fiscal 2008, each non-employee director will receive restricted stock units for the number of shares determined by dividing the annual retainer by the closing price of Acacia's common stock on the grant date, provided that such individual has served as a non-employee director for at least 6 months. In addition, as of May 2007, each new non-employee director will receive restricted stock units for the number of shares determined by dividing the annual board of directors retainer by the closing price of Acacia's common stock on the commencement date. Restricted stock units vest in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control. Acacia will deliver shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events: (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director's service as a member of the Company's Board of Directors. The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered.

The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares.  The aggregate number of shares of common stock available for issuance under the 2002 Plan shall not exceed 20,000,000 shares.  At December 31, 2010, there were 1,176,000 shares available for grant under the 2002 Plan.

The initial share reserve under the 2007 Plan was 560,000 shares.  The number of shares of common stock available for issuance under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year.  After January 1, 2009, no new additional shares will be added to the 2007 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan).  At December 31, 2010, there were no shares available for grant under the 2007 Plan.

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

The following table summarizes stock option activity for the Plans for the year ended December 31, 2010:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2009	3,448,000	$5.54
Exercised	(2,852,000)	$5.28
Expired	(75,000)	$16.05
Outstanding at December 31, 2010	521,000	$5.41	3.5 years	$10,700,000
Vested	521,000	$5.41	3.5 years	$10,700,000
Exercisable at December 31, 2010	521,000	$5.41	3.5 years	$10,700,000

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no stock options granted during the years ended December 31, 2010, 2009 and 2008. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $40,994,000, $541,000, and $120,000, respectively.  The aggregate fair value of options that vested during the years ended December 31, 2010, 2009 and 2008 was $209,000, $587,000, and $1,534,000, respectively.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2010:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2009	1,640,000	$4.35
Granted	1,265,000	$8.61
Vested	(1,282,000)	$5.39
Nonvested restricted stock at December 31, 2010	1,623,000	$6.85

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2010, 2009 and 2008 was $8.61, $3.51, and $4.80, respectively.  The aggregate fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $6,914,000, $6,291,000, $5,556,000, respectively.  As of December 31, 2010, the total unrecognized compensation expense related to nonvested restricted stock awards was $7,234,000, which is expected to be recognized over a weighted-average period of approximately 2 years.

The following table summarizes restricted stock unit activity for the year ended December 31, 2010:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested restricted stock units outstanding at December 31, 2009	37,000	$4.40
Granted	25,000	$11.99
Vested	(24,000)	$6.51
Nonvested restricted stock units outstanding at December 31, 2010	38,000	$8.12
Vested restricted stock units outstanding at December 31, 2010	44,000	$6.42

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2010, 2009 and 2008 was $11.99, $3.50 and $8.68, respectively.  The aggregate fair value of restricted stock units that vested during the years ended December 31, 2010, 2009 and 2008 was $158,000, $84,000 and $39,000, respectively.  As of December 31, 2010, the total unrecognized compensation expense related to restricted stock unit awards was $267,000, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

As of December 31, 2010, 1,779,000 shares of common stock are reserved for issuance under the Plans.

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring at various dates from 2013 through 2016.  Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year
2011	$808
2012	736
2013	761
2014	690
2015	718
2016	366
Total minimum lease payments	$4,079

Rent expense for the years ended December 31, 2010, 2009 and 2008 approximated $1,011,000, $983,000 and $965,000, respectively.  Rental payments are expensed in the statements of operations in the period to which they relate.  Scheduled rent increases are amortized on a straight-line basis over the lease term.

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

Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business.  In connection with certain facility leases Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases.  Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.  However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any.  The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations.   The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make.  To date, Acacia has made no payments related to these guarantees and indemnities.  Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

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

In 2009, CIAC purchased a specific contingency insurance policy covering approximately $6.9 million of the final judgment, and in April 2010, increased the policy to cover the remaining balance of the final judgment.  Under the policy, the insurer will, subject to all of the terms, conditions, and limitations of the underlying policy, indemnify CIAC for covered losses incurred as a result of a final adjudication entered in the underlying litigation (for example, as a result of a successful appeal by the defendant in the litigation) which results in a revised final judgment amount that is less than the $12.4 million final judgment covered under the policy.

In August 2010, a wholly-owned subsidiary of Acacia became the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund is included in the Company's consolidated financial statements as of and for the year ended December 31, 2010, as Acacia's wholly owned subsidiary, as the general partner, has the ability to control the operations and activities of the Acacia IP Fund. See Note 2 for information regarding the consolidation of majority-owned subsidiaries and the presentation of related noncontrolling interests. At December 31, 2010, Acacia IP Fund net assets totaled $4,706,000, and primarily related to patent acquisition costs incurred during the period from August 6, 2010, the date of formation, to December 31, 2010, net of related accumulated amortization.

13.  RETIREMENT SAVINGS PLAN AND EXECUTIVE SEVERANCE POLICY

Retirement Savings Plan.  Acacia has an employee savings and retirement plan under section 401(k) of the Code (the “Plan”).  The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  Acacia may contribute to the Plan at the discretion of the board of directors.  There were no contributions made by Acacia during the periods presented.

Executive Severance Policy.  Under Acacia’s Amended Executive Severance Policy, full-time employees with the title of Senior Vice President and higher (“Officer”) are entitled to receive certain benefits upon termination of employment. If employment of an Officer is terminated for other than cause or other than on account of death or disability, Acacia will (i) promptly pay to the Officer a lump sum amount equal to the aggregate of (a) accrued obligations (i.e., the Officer’s annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred by the Officer (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of the Officer’s base salary for each full year that the Officer was employed by the Company (the "Severance Period"), up to a maximum of twelve (12) months of the Officer's base salary, and (ii) provide to the Officer, Acacia paid COBRA coverage for the medical and dental benefits selected by the Officer in the year in which the termination occurs, for the duration of the Severance Period.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for state income taxes totaled $211,000, $169,000 and $99,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Refer to Note 6 for information regarding noncash investing activity related to the acquisition of patents for the periods presented. Noncash financing activity for the year ended December 31, 2010 included accrued issuance costs associated with the funding of the Acacia IP Fund totaling $210,000, $117,000 of which was charged to additional-paid-in-capital and $93,000 of which was charged to noncontrolling interests in operating subsidiaries.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2010. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2010	2010	2010	2010	2009	2009	2009	2009
	(Unaudited, In thousands, except share and per share information)
Revenues	$39,772	$15,006	$63,949	$13,102	$16,957	$14,356	$16,169	$19,858
Operating costs and expenses:
Cost of revenues:
Inventor royalties	3,911	2,877	14,508	3,996	5,377	2,019	4,673	3,604
Contingent legal fees	4,407	3,465	9,739	2,295	3,532	3,190	3,799	5,424
Litigation and licensing expenses - patents	3,696	4,433	2,835	2,927	1,708	2,753	3,957	5,637
Amortization of patents	1,703	1,876	1,963	1,389	1,065	1,060	1,245	1,264
Marketing, general and administrative expenses (including non-cash stock compensation expense)	6,332	6,056	6,388	6,291	5,378	5,748	4,709	5,235
Research, consulting and other expenses - business development	372	453	461	835	414	396	363	516
Total operating costs and expenses	20,421	19,160	35,894	17,733	17,474	15,166	18,746	21,680
Operating income (loss)	19,351	(4,154)	28,055	(4,631)	(517)	(810)	(2,577)	(1,822)
Other income (expense)	19	20	44	52	287	47	224	(256)
Income (loss) before provision for income taxes	19,370	(4,134)	28,099	(4,579)	(230)	(763)	(2,353)	(2,078)
(Provision) benefit for income taxes	(321)	13	(317)	(1,115)	(38)	(39)	(47)	(85)
Net income (loss) including noncontrolling interests	19,049	(4,121)	27,782	(5,694)	(268)	(802)	(2,400)	(2,163)
Net (income) loss attributable to noncontrolling interests	(537)	255	(3,107)	424	—	(2,121)	(1,029)	(2,507)
Net income (loss) attributable to Acacia Research Corporation	$18,512	$(3,866)	$24,675	$(5,270)	$(268)	$(2,923)	$(3,429)	$(4,670)
Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$0.60	$(0.12)	$0.75	$(0.16)	$(0.01)	$(0.10)	$(0.11)	$(0.15)
Diluted income (loss) per share	$0.55	$(0.12)	$0.70	$(0.16)	$(0.01)	$(0.10)	$(0.11)	$(0.15)
Weighted average number of shares outstanding, basic	30,847,403	31,664,869	32,794,553	33,879,777	29,639,459	29,741,168	30,071,492	30,199,211
Weighted average number of shares outstanding, diluted	33,411,093	31,664,869	35,105,354	33,879,777	29,639,459	29,741,168	30,071,492	30,199,211
__________________
(1) Refer to Note 8 for information on the change in Acacia’s revenue recognition accounting policy for its term agreements.  The change was accounted for through retrospective application of the new accounting policy as of January 1, 2009, and has been reflected in the 2009 quarterly financial data above.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (11)
3.2.1	Amendment to Amended and Restated Bylaws (12)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.10	Form of Indemnification Agreement (8)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (9)
10.12	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (11)
10.19.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Dooyong Lee (14)
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (11)
10.20.1*	Addendum, dated March 31, 2008, to Employment Agreement by and between Acacia Media Technologies Corporation and Edward Treska (13)
10.21	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (11)
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (11)
10.23*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (13)
10.23.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (14)
10.24*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (13)
10.24.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (14)
10.25*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (13)
10.25.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (14)
10.26*	Acacia Research Corporation Amended and Restated Executive Severance Policy (14)
10.27	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (15)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
 ___________________________
*    The referenced exhibit is a management contract, compensatory plan or arrangement.
(1)    Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on June 5, 2008 (SEC File No. 000-26068).
(2)    Incorporated by reference to Appendix A to Acacia Research Corporation's Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).
(3)    Incorporated by reference to Appendix A to Acacia Research Corporation's Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).
(4)    Incorporated by reference to Annex E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.
(5)    Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.
(6)    Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (SEC File No. 000-26068).
(7)    Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002 (SEC File No. 000-26068).
(8)    Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003 (SEC File No. 000-26068).
(9)    Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).
(10)    Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (SEC File No. 000-26068).
(11)        Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).
(12)    Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on January 7, 2008 (File No. 000-26068).
(13)    Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on April 2, 2008 (SEC File No. 000-26068).
(14)        Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).
(15)        Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010, as amended on February 26, 2010 (File No. 000-26068)