Form 10-K/A
period 2010-12-31
ACACIA RESEARCH CORP
filed 2011-03-24
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $461,853,092. (All executive officers and directors of the registrant are considered affiliates.)
     As of February 24, 2011, 36,984,368 shares of common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K of Acacia Research Corporation, referred to herein as “we,” “us” or “our”, for the year ended December 31, 2010, or the Original Form 10-K, which was originally filed with the Securities and Exchange Commission, or the SEC, on February 28, 2011, is being filed to: (i) include responses to the items required by Part III of Form 10-K; (ii) indicate our status as a “well-known seasoned issuer,” as defined in Rule 405 of the Securities Act of 1933, or the Securities Act, by checking the appropriate box on the cover page hereto; and (iii) restate, re-file and replace Exhibit 21.1 (List of Subsidiaries) to the Original Form 10-K. This Amendment No. 1 does not reflect events occurring after February 24, 2010, the date of the filing of the Original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our Amended and Restated Bylaws provide that the number of directors shall be set by our Board of Directors, or the Board, but in any case shall not be less than five and not more than nine. The Board has set the number of directors at six. The Board is divided into three classes, with each class being as nearly equal in number of directors as possible. The term of a class expires, and their successors are elected for a term of three years, at each annual meeting of our stockholders.
     The Class I directors, Robert L. Harris, II, and Fred A deBoom, are scheduled to serve until the Annual Meeting of Stockholders in 2013. The Class II directors, Edward W. Frykman, and William S. Anderson, are scheduled to serve until the Annual Meeting of Stockholders in 2011. The Class III directors, Paul R. Ryan, and G. Louis Graziadio, III, are scheduled to serve until the annual meeting of stockholders in 2012.
     The following table sets forth the names, ages as of February 28, 2011, year of appointment and positions with the Company of our directors:

		Director
Name	Age	Since	Positions with the Company
Paul R. Ryan	65	1995	Chairman and Chief Executive Officer
Robert L. Harris, II	52	2000	President and Director
William S. Anderson*^	53	2007	Director
Fred A. deBoom*+^	75	1995	Director
Edward W. Frykman*+^	74	1996	Director
G. Louis Graziadio, III+^	61	2002	Director

*	Member of the Audit Committee

+	Member of the Compensation Committee

^	Member of the Nominating and Governance Committee
Directors with Terms Expiring in 2013 (Class I)
     Robert L. Harris, II has served as a director since April 2000 and as our President since July 2000. Mr. Harris previously served as President and a director of Entertainment Properties Trust, a publicly traded entertainment, recreation and specialty real estate company which Mr. Harris founded, from 1997 to July 2000. Mr. Harris led the International Division and served as Senior Vice President of AMC Entertainment, Inc., a publicly traded theatrical exhibition company, from 1993 to 1997, and served as President of Carlton Browne and Company, Inc., a holding company and trust with assets in real estate, insurance and financial services, from 1984 to 1992. Mr. Harris serves as a director of True Religion Apparel, Inc., a publicly traded clothing company. We believe that Mr. Harris’s qualifications to serve on the Board include his long tenure as our President and as a member of the Board, during which time he has gained a unique and extensive understanding of our company, our business and our long term strategy, and his extensive business experience having held several senior management positions at both publicly traded and privately held companies.
     Fred A. deBoom has served as a director since February 1995. Mr. deBoom has been a principal in Sonfad Associates, an Orange County-based firm which is involved in mergers and acquisitions, private debt and equity placements, strategic and financial business planning, bank debt refinance and asset based financing, since 1995. Previously, Mr. deBoom served for five years as a Vice President of Tokai Bank, for eight years as a Vice President of Union Bank, and for twenty-two years as a Vice President of First Interstate Bank. Mr. deBoom received a B.A. degree from Michigan State University and an M.B.A. degree from the University of Southern California. We believe that Mr. deBoom’s qualifications to serve on the Board include his 16-year tenure as a member of our Board and extensive experience in the fields of finance and business transactions.
Directors with Terms Expiring in 2011 (Class II)
     Edward W. Frykman has served as a director since April 1996. Mr. Frykman served as an Account Executive with Crowell, Weedon & Co. from 1992 to 2008 when he retired. Before joining Crowell, Weedon & Co., Mr. Frykman served as Senior Vice President of L.H. Friend & Co. Both Crowell, Weedon & Co. and L.H. Friend & Co. are investment brokerage firms located in Southern California. In addition, Mr. Frykman was a Senior Account Executive with Shearson Lehman Hutton, where he served as the manager of the Los Angeles Regional Retail Office of E. F. Hutton & Co. Mr. Frykman serves as a director of Arrowhead Research Corporation, a publicly traded development stage nanotechnology holding company. Mr. Frykman received a B.S.B.A. degree from the University of Florida. We believe Mr. Frykman’s qualifications to serve on the Board include his 15-year tenure as a member of the Board, his deep understanding of our business and the industry in which we operate, and his extensive experience in the fields of finance and public company oversight.
     William S. Anderson has served as a director since August 2007. Mr. Anderson currently serves as Chairman and Chief Executive Officer of First Beverage Group, a privately held company founded by Mr. Anderson in 2005 which provides financial, real estate and other related services to the beverage industry. Prior to founding First Beverage Group, Mr. Anderson served as Executive Vice-President of Topa Equities, Ltd., a diversified holding company and beer distributor group, from 1991 to 2004. Prior to joining Topa, Mr. Anderson was an attorney with O’Melveny & Myers in Los Angeles. Mr. Anderson has served on both the board of directors of 1st Century Bank, a bank which serves family-owned and closely held businesses, and the advisory board of Lineage Capital Partners, a private equity firm focused on partnering with family-controlled and owner-managed businesses, since 2005. Mr. Anderson received a B.A. degree from Bowdoin College in Brunswick, Maine and a J.D. degree from the University of California, Los Angeles School of Law. We believe Mr. Anderson’s qualifications to serve on the Board include his legal training and experience and extensive business experience having held senior management positions at several different companies.
Directors with Terms Expiring in 2012 (Class III)
     Paul R. Ryan has served as a director since August 1995, as our Chief Executive Officer since January 1997 and as our Chairman since April 2000. Mr. Ryan also served as our President from January 1997 to July 2000. Prior to being named our Chief Executive Officer, Mr. Ryan served as our Executive Vice President and Chief Investment Officer from 1996 to 1997 and our Vice President, Capital Management, from 1995 to 1996. Mr. Ryan was formerly a co-founder and general partner of the American Health Care Fund, L.P., held positions with Young & Rubicam, Ogilvy & Mather, and Merrill Lynch and was a private venture capital investor. Mr. Ryan received a B.S. degree from Cornell University and attended the New York University Graduate School of Business. We believe that Mr. Ryan’s qualifications to serve on the Board include his 14-year tenure as our Chief Executive Officer and his 16-year tenure as a member of the Board, during which time he has gained a unique and extensive understanding of our company, our business, our long term strategy and the industry in which we operate, and his extensive experience in the field of finance.
     G. Louis Graziadio, III, has been a director since February 2002. Mr. Graziadio is President and Chief Executive Officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely-held California company involved in a wide range of investments and business ventures. Mr. Graziadio is also Chairman of the Board and Chief Executive Officer of Boss Holdings, Inc., a distributor of work and hunting gloves, rainwear, rain boots, industrial apparel, pet products, specialty merchandise, and wireless accessories for electronic and mobile devices. From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles based commercial bank acquired by Comerica Bank in January 2001. Mr. Graziadio, and companies with which he is affiliated, are significant shareholders in numerous private and public companies in a number of different industries. Since 1978, Mr. Graziadio has been active in restructurings of both private and public companies, as well as corporate spin-offs and IPOs. Mr. Graziadio also serves as a director of True Religion Apparel, Inc., a publicly traded clothing company. We believe that Mr. Graziadio’s qualifications to serve on the Board include his extensive business experience having held senior management positions at several different companies and his experience in serving on the boards of directors of public companies.

Other Executive Officers
     Clayton J. Haynes joined us in April 2001 as Treasurer and Senior Vice President, Finance. In November 2001, Mr. Haynes was appointed our Chief Financial Officer. From 1992 to March 2001, Mr. Haynes was employed by PricewaterhouseCoopers LLP, ultimately serving as a Manager in the Audit and Business Advisory Services practice. Mr. Haynes received a B.A. degree from the University of California at Los Angeles and is a Certified Public Accountant.
     Dooyong Lee joined us in January 2005 as Executive Vice President. From 2003 to January 2005, Mr. Lee was Chief Operating Officer of Global Patent Holdings LLC/TechSearch LLC, a privately held patent holding company whose assets were acquired by us in January 2005. From 2000 to 2003, Mr. Lee was President of LPS Group, a patent licensing company under Information Holdings Inc. (now part of Thomson Reuters, NYSE:TRI). Prior to LPS Group, Mr. Lee was a co-founder/Vice President of Fairfield Resources International, an intellectual property consulting firm, then under the sponsorship of Fish & Richardson, PC. Prior to Fairfield, Mr. Lee was a licensing executive at AT&T Bell Laboratories/Lucent Technologies. Mr. Lee started his career as a Member of the Technical Staff at AT&T Bell Labs in 1984. Mr. Lee received a B.A. degree from Oberlin College and an M.S. degree from the University of California at Berkeley.
     Edward J. Treska joined us in April 2004 as Vice President and currently serves as our vice President, General Counsel and Secretary. Mr. Treska was previously General Counsel, Director of Patents and Licensing for SRS Labs, Inc., a technology licensing company specializing in audio enhancement, between 1996 and 2004. Prior to joining SRS Labs, Mr. Treska practiced law at the intellectual property law firm of Knobbe, Martens, Olson & Bear and prior to law school was a design engineer with the former TRW Space & Technology Group. Mr. Treska is a registered patent attorney who received a B.S. degree in Electrical Engineering from Colorado State University and a J.D. degree from the University of San Diego School of Law.
     Biographical information on Messrs. Ryan and Harris is set forth above under “Directors with Terms Expiring in 2013 (Class I)” and “Directors with Terms Expiring in 2012 (Class III),” respectively.
Family Relationships
     There are no family relationships between any of our directors or executive officers.
Board Leadership Structure
     Our Amended and Restated Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure is in the best interests of our company. Currently, Mr. Ryan serves as both Chairman of the Board and Chief Executive Officer. Our Board does not currently have a lead independent director. Our Board has determined that this structure is the most effective leadership structure for our company at this time. The Board believes that Mr. Ryan is the director best situated to identify strategic opportunities for our company and focus the activities of the Board due to his full-time commitment to the business and long tenure with our company. The Board also believes that Mr. Ryan’s service as both Chairman of the Board and Chief Executive Officer promotes effective execution of our business strategy and facilitates information flow between management and the Board. Our Board has determined that maintaining the independence of a majority of our directors helps maintain the Board’s independent oversight of management. In addition, our Audit, Compensation and Nominating and Governance Committees, which oversee critical matters such as our accounting principles, financial reporting practices and system of disclosure controls and internal controls over financial reporting, our executive compensation program and the selection and evaluation of our directors and director nominees, each consist entirely of independent directors.
Audit Committee and Audit Committee Financial Expert
     The Audit Committee currently consists of Messrs. deBoom, Frykman and Anderson, each of whom is independent under the listing standards of the Nasdaq Stock Market. The Audit Committee is responsible for retaining, evaluating and, if appropriate, recommending the termination of our independent registered public accounting firm and is primarily responsible for approving the services performed by our independent registered public accounting firm and for reviewing and evaluating our accounting principles, financial reporting practices and system of internal accounting controls. The Audit Committee held four meetings during the fiscal year ended December 31, 2010. The Audit Committee is also responsible for maintaining communication between the Board and our independent registered public accounting firm.

     The Board has determined that Mr. deBoom is an audit committee financial expert as defined by Item 407(d)(5)(ii) of Regulation S-K.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. We believe that, based on the written representations of our directors and officers, and the copies of reports filed with the SEC during the fiscal year ended December 31, 2010, our directors, officers and holders of more than 10% of our common stock complied with the requirements of Section 16(a) except that Fred A. deBoom was delinquent in the filing of Form 4 relating to a sale of stock on August 10, 2010 and Edward W. Frykman was delinquent in the filing of his Form 4 relating to a stock option exercise on December 8, 2010.
Codes of Conduct
     We have adopted a corporate Code of Conduct and a Board of Directors Code of Conduct, both of which may be viewed on our website at www.acaciaresearch.com. The corporate Code of Conduct applies to all of our officers, directors and employees, including our principal executive officer, principal financial and accounting officer and controller, or persons performing similar functions. The Board of Directors Code of Conduct specifically applies to the Board. Any waiver of these Codes of Conduct for any of our executive officers or directors may be made only by the Board and must be promptly disclosed to stockholders in the manner required by applicable law.

Item 11. Executive Compensation
Compensation Discussion and Analysis
     This section discusses the principles underlying our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. It provides qualitative information regarding the manner and context in which compensation is awarded to, and earned by, (a) our principal executive officer and principal financial officer and (b) our three most highly compensated executive officers, other than the principal executive officer and principal financial officer, which we refer to herein collectively as our named executive officers.
Current Compensation Philosophy and Objectives
     Objectives of Compensation Program
     The objective of our compensation program for our named executive officers is to motivate and reward fairly those individuals who perform over time at or above the levels that we expect and to attract, as needed, individuals with the skills necessary to achieve our objectives. Our compensation program is also designed to reinforce a sense of ownership and urgency and to link rewards to measurable corporate performance goals.
     Compensation Elements
     Our compensation program currently has four primary components:
•	base salary;

•	cash bonuses;

•	equity awards granted under our stock incentive plans; and

•	employee benefits and perquisites.
     Determination of Our Compensation Program
     We have no public company peers with which to compare our compensation program. For our business, we rely on qualified, highly skilled and talented employees who have experience in the legal, intellectual property licensing and enforcement, and other technology-related industries to execute our business model. Thus, our compensation program is patterned in a manner similar to companies in these industries in order to attract and retain talented employees who may have other opportunities in these industry areas.
     Determining the Elements of Our Compensation Program
     Our compensation program consists of two general elements:
•	a fixed portion of compensation to retain and provide a base level of compensation to our named executive officers; and

•	a performance element to incentivize our named executive officers to achieve superior corporate performance.
     The fixed portion of our compensation program consists of base salary, cash bonus and, in part, the grant of restricted stock awards. The performance element of our compensation program consists of the award of stock options and the grant of restricted stock awards.
     Determining the Amounts of Each Element of Our Compensation Program

     In determining the total amount and mixture of the compensation for each of the named executive officers, the Compensation Committee and the Board subjectively consider the overall value to us of each named executive officer in light of numerous factors, including but not limited to the following:
•	our competitive position;

•	individual performance, including past and expected contribution to our goals of each named executive officer; and

•	our long-term needs and goals, including attracting and retaining key management personnel.
     The Compensation Committee and, where applicable, the Chief Executive Officer review the performance of each named executive officer annually in light of the above factors and determine whether the named executive officer should receive any increase in base salary or receive a cash bonus or stock award based on such evaluation. Since we do not have a peer group of comparable public companies in our industry, we do not determine compensation based on surveys of other companies’ compensation programs.
     Role of Compensation Committee and Chief Executive Officer
     The Compensation Committee has the responsibility for reviewing, approving and determining the compensation of the named executive officers. Annually, the Compensation Committee evaluates the performance of our Chief Executive Officer and determines the Chief Executive Officer’s compensation in light of the goals and objectives of our compensation program. The Chief Executive Officer assists the Compensation Committee in reaching compensation decisions with respect to the named executive officers other than the Chief Executive Officer. The other named executive officers do not play a role in their own compensation determination, other than discussing individual performance objectives with the Chief Executive Officer. If the Compensation Committee considers it appropriate, it may increase the other named executive officers’ base salary or provide for additional stock awards.
     Tax Deductibility of Compensation
     Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, imposes a $1.0 million limit on the amount that a public company may deduct for compensation paid to its chief executive officer or any of the company’s four other most highly compensated executive officers who are employed as of the end of the year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation, which is compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by the stockholders. For the 2010 fiscal year, none of our named executive officers received compensation in excess of $1.0 million. Generally, while we seek to maximize the deduction for compensation paid to our named executive officers, because we compensate our named executive officers in a manner designed to promote our varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible.
Base Salary
     We pay base salaries to reward the named executive officers for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their compensation. The base salaries of all of the named executive officers are approved by the Compensation Committee. The primary factors considered by the Compensation Committee in establishing or adjusting base salaries are:
•	individual and company performance;

•	experience, position criticality and overall responsibility of the named executive officer;

•	internal equity among positions; and

•	changes in the named executive officer’s duties and responsibilities.
     In making salary decisions, the Compensation Committee exercises its discretion and judgment based on the above factors. No specific formula is applied to determine the weight of each of the above factors in determining base salary. During fiscal year 2010, as in the past several years, the Compensation Committee increased the base salaries of the named executive officers based on the above factors, commensurate with their performance and our success. In light of such factors, in fiscal year 2010, the Compensation Committee increased the base salaries of each of Messrs. Ryan, Harris, Haynes, Lee and Treska by approximately 5% over their base salaries in effect in fiscal year 2010.
     At the end of fiscal year 2010, the base salaries of the named executive officers were:

Name of Executive:	Position	Base Salary:
Paul R. Ryan	Chief Executive Officer	$387,447
Robert L. Harris, II	President	$380,480
Clayton J. Haynes	Chief Financial Officer, Senior Vice President of Finance and Treasurer	$290,090
Dooyong Lee	Executive Vice President	$416,216
Edward J. Treska	Vice President, General Counsel and Secretary	$288,750
Cash Bonuses
     The employment agreements with each of the named executive officers were structured to provide for an annual discretionary cash bonus based on performance equal in value to up to 30% of his respective annual base salary. Such cash bonus is discretionary and is based upon personal performance, overall company performance and any other factors the Compensation Committee and, if applicable, the Chief Executive Officer elect to consider. With respect to fiscal year 2010, the Compensation Committee and, where applicable, the Chief Executive Officer, considered the following performance metrics when determining the amount of bonus to be paid to each of the named executive officers:
•	the number of licensing programs that have produced revenue;

•	the number of patent portfolios controlled by us; and

•	our twelve-month trailing revenue stream.
     The above fiscal year 2010 performance metrics are referred to herein as the 2010 Performance Metrics.
     The Compensation Committee was responsible for evaluating the individual performance of the Chief Executive Officer for the 2010 fiscal year. The Compensation Committee reviewed our performance and the Chief Executive Officer’s individual performance in fiscal year 2010 with respect to the 2010 Performance Metrics, as well as other relevant factors considered in the discretion of the Compensation Committee. After consideration of such performance criteria, for fiscal year 2010, the Compensation Committee determined that Mr. Ryan should be awarded the maximum amount of bonus allowable pursuant to his employment agreement, which is equal to $108,652, or 28% of his annual base salary.
     The Chief Executive Officer was responsible for determining the bonuses payable to each of Messrs. Harris, Haynes and Lee. The Chief Executive Officer reviewed our performance and each other named executive officer’s individual performance in fiscal year 2010 with respect to the 2010 Performance Metrics, as well as other relevant factors considered in the discretion of the Chief Executive Officer and the Compensation Committee. The Compensation Committee had the final authority to approve the Chief Executive Officer’s recommendations regarding the amount of the discretionary cash bonus, if any, payable to each of Messrs. Harris, Haynes and Lee. After consideration of the performance criteria described above, for fiscal year 2010, the Chief Executive Officer and the Compensation Committee determined that Messrs. Harris, Haynes and Lee should each be awarded the maximum amount of bonus allowable pursuant to each of their respective employment agreements, which is equal to $106,698, $81,350 and $239,865, respectively, or 28% of each of each of Messrs. Harris and Haynes annual base salaries and 58% of Mr. Lee’s annual base salary.
     The Chief Executive Officer was responsible for determining the discretionary cash bonus payable to Mr. Treska. The Chief Executive Officer reviewed our performance and Mr. Treska’s quarterly performance in fiscal year 2010, as well as other relevant factors considered in the discretion of the Chief Executive Officer. After consideration of the performance criteria described above, for fiscal year 2010, the Chief Executive Officer determined that Mr. Treska should be awarded the maximum amount of bonus allowable pursuant to his employment agreement, which is equal to $108,906 or 38% of his annual base salary.

     In addition to the above discretionary bonuses, all of our employees, including each of our named executive officers, received a year-end bonus equal to one week’s salary. Thus, Messrs. Ryan, Harris, Haynes, Lee and Treska each received an additional non-discretionary bonus of $7,451, $7,317, $5,579, $8,004, and $5,553, respectively, with respect to fiscal year 2010.
Equity Compensation
     We grant both stock options and restricted stock awards to the named executive officers. Both equity compensation awards vest over a one to three year period based on the award recipient’s continued service to us. The Compensation Committee believes that the grant of stock options and restricted stock awards is essential to aligning the interests of our named executive officers with the interests of our stockholders in enhancing the value of our company. Additionally, the use of vesting schedules in our stock option and restricted stock award grants help us to retain our named executive officers.
     Historically, we have awarded both stock options and restricted stock awards to our named executive officers and other employees. As in fiscal years 2009 and 2008, in fiscal year 2010, we placed increased emphasis on grants of restricted stock awards in lieu of stock option grants after consideration of the following factors:
•	the potential dilution of shares given the growth in the number of our employees;

•	the volatility of our common stock, which causes a high expense value for a stock option, which could then create a situation in which the cost to us of issuing an option could exceed the value ultimately delivered to our employees;

•	restricted stock has more retentive value in the event of a downturn in stock markets, and helps align our employees’ goals with maximizing stockholder value so that our employees not only have an interest in increasing the value of our common stock, but also have an interest in avoiding price declines; and

•	the competitive marketplace is beginning to use restricted stock as at least a portion of the long-term incentive award and we want to ensure that our long-term incentive package remains competitive with the market.
     Decisions regarding the size of equity compensation awards for the Chief Executive Officer are made by the Compensation Committee, after careful consideration of the following factors:
•	our performance and the Chief Executive Officer’s individual performance; and

•	retention considerations.
     Decisions regarding the size of equity compensation awards for the other named executive officers are made by the Compensation Committee after careful consideration of the following factors:
•	recommendations of the Chief Executive Officer;

•	our performance and the individual performance of each other named executive officer;

•	retention considerations;

•	internal equity; and

•	executive potential.
     In fiscal year 2010, we did not grant any stock options to our named executive officers. In fiscal year 2010, we granted 90,000 restricted stock awards to the Chief Executive Officer, and the other named executive officers received restricted stock awards ranging from 45,000 to 120,000.

Benefits and Perquisites
     The named executive officers participate in the employee benefits that are available to all of our employees.
Severance and Change of Control Payments
     The Board is determined to provide our named executive officers with severance and change of control arrangements in order to mitigate some of the risk that exists for the named executive officers. These arrangements are intended to attract and retain qualified executives who have alternatives that may appear to them to be less risky absent these arrangements, and mitigate a potential disincentive for the named executive officers to pursue and execute an acquisition of our company, particularly where the services of these named executive officers may not be required by a potential acquirer.
Employment Agreements
     We have entered into employment agreements with each of the named executive officers. The employment agreements with Messrs. Ryan, Harris and Haynes commenced on March 31, 2008, the employment agreement with Mr. Treska commenced in April 2004 and the employment agreement with Mr. Lee commenced in January 2005.
     All employment agreements with the named executive officers may be terminated by either party for any reason upon thirty-days advance notice. Upon termination without cause, the named executive officer will be eligible for payment pursuant to our then effective severance plan, if any. The current severance plan is described below under the heading “Potential Payments Upon Termination or Change in Control.” In addition, the named executive officer is eligible for an annual discretionary cash bonus of up to 30% of his base salary. The cash bonus is based upon personal performance, overall company performance and any other factors the Compensation Committee and, if applicable, the Chief Executive Officer elect to consider.
     Effective December 17, 2008, we amended the employment agreements with Messrs. Ryan, Harris, Haynes and Lee for the purpose of bringing their employment agreements into compliance with the applicable provisions of Section 409A of the Code, or Section 409A, and the Treasury Regulations issued thereunder. Section 409A governs “nonqualified deferred compensation” arrangements. Section 409A imposes penalties and additional tax on service providers (including employees and directors) if a nonqualified deferred compensation arrangement does not comply with its provisions. The amendments provide, among other things, that discretionary bonus payments to the above-named officers will be made only at such times and in such manner as is permissible without triggering tax penalties under Section 409A.
     On April 20, 2010, the Compensation Committee adopted a supplemental cash bonus plan for Dooyong Lee to provide a cash incentive for Mr. Lee to acquire patent portfolios for the Company. Under the terms of the Lee Bonus Plan, Mr. Lee is entitled to receive quarterly cash bonus awards of up to 7.5% of his annual base salary based upon Mr. Lee’s business development activities and acquisition of patent portfolios for our company during each fiscal quarter.
     We do not have any agreement or arrangement with any named executive officer relating to a change in control of our company other than any provisions for the accelerated vesting of stock awards in their respective stock award agreements and the executive severance policy described below, which we refer to herein as the Executive Severance Policy. The agreements and arrangements are described in greater detail under the section “Potential Payments Upon Termination or Change in Control” below.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of the Board currently consists of Messrs. deBoom, Frykman and Graziadio. During fiscal year 2010, no member of our Compensation Committee was an officer or employee, or a former employee, of our company. During fiscal year 2010, none of our executive officers (i) served as a member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as a member of the compensation committee of another entity, one of whose executive officers served as a director of ours.

Compensation Committee Report
     We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Form 10-K.

Submitted by:	Fred A. deBoom
Edward W. Frykman
G. Louis Graziadio, III

SUMMARY COMPENSATION TABLE
     The following table sets forth information concerning all cash and non-cash compensation earned for services rendered in all capacities to us during the last fiscal year for our named executive officers.

							Non-		Non-
							Equity		qualified
							Incentive		Deferred	All
							Plan		Comp-	Other
					Stock	Option	Compen-		ensation	Comp-
		Salary	Bonus		Awards	Awards	sation		Earnings	ensation	Total
Name and Principal Position	Year	($)	($)		($)(1)	($)	($)		($)	($)	($)
Paul R. Ryan	2010	380,351	108,652	(2)	758,700	—	7,451	(3)	—	—	1,255,154
Chairman and Chief	2009	362,172	105,428	(2)	315,000	—	7,096	(3)	—	—	789,696
Executive Officer	2008	347,683	108,131		296,400	—	—		—	—	752,214

Robert L. Harris, II	2010	373,512	106,698	(2)	758,700	—	7,317	(3)	—	—	1,246,227
President	2009	355,659	103,532	(2)	315,000	—	6,969	(3)	—	—	781,160
	2008	341,432	106,187		296,400	—	—		—	—	744,019

Clayton J. Haynes	2010	284,777	81,350	(2)	379,350	—	5,579	(3)	—	—	751,056
Chief Financial Officer	2009	271,165	78,936	(2)	157,500	—	5,313	(3)	—	—	512,914
	2008	260,318	80,960		148,200	—	—		—	—	489,478

Dooyong Lee	2010	377,560	239,865	(2)	1,011,600	—	8,004	(3)	—	—	1,637,029
Executive Vice President	2009	353,694	119,108	(2)	315,000	—	6,930	(3)	—	—	789,584
	2008	339,545	105,600		296,400	—	—		—	—	741,545

Edward J. Treska	2010	277,644	108,906	(2)	379,350	—	5,553	(3)	—	—	771,453
Vice President, General Counsel and	2009	257,644	61,656	(2)	157,500	—	5,048	(3)	—	—	481,848
Secretary	2008	216,673	52,208		208,600	—	—		—	—	477,481

(1)	Stock awards consist only of restricted stock awards. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value related to restricted stock awards granted to the named executive officers during the years indicated, as determined pursuant to ASC Topic 718, “Compensation-Stock Compensation,” or ASC Topic 718. The method used to calculate the aggregate grant date fair value of restricted stock awards is set forth under Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(2)	This amount represents the amount of the discretionary bonus earned by Messrs. Mr. Ryan, Harris, Haynes, Lee and Treska in accordance with the terms of their employment agreements.

(3)	This amount represents the amount of the non-discretionary bonus received by Messrs. Mr. Ryan, Harris, Haynes, Lee and Treska that is provided to all of our employees.

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL 2010

								All Other	All Other
								Stock Awards:	Option Awards:
		Estimated Future Payouts Under						Number of	Number of	Exercise or	Grant Date
		Non-			Estimated Future Payouts Under			Shares of	Securities	Base Price	Fair Value of
		Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	of Option	Stock
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	and Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($ / Sh)	Awards ($)
Paul R. Ryan	1/25/10	—	—	—	—	—	—	90,000 (1)	—	—	758,700	(2)
Robert L. Harris, II	1/25/10	—	—	—	—	—	—	90,000 (1)	—	—	758,700	(2)
Clayton J. Haynes	1/25/10	—	—	—	—	—	—	45,000 (1)	—	—	379,350	(2)
Dooyong Lee	1/25/10	—	—	—	—	—	—	120,000 (1)	—	—	1,011,600	(2)
Edward J. Treska	1/25/10	—	—	—	—	—	—	45,000 (1)	—	—	379,350	(2)

(1)	This amount reflects grants of restricted stock under our 2002 Acacia Technologies Stock Incentive Plan and 2007 Acacia Technologies Stock Incentive Plan. One-sixth of the shares vest every six months for a three year period.

(2)	Only restricted stock awards were granted to employees in 2010. The fair value of restricted stock awards is determined by the product obtained by multiplying the number of shares granted by the grant date market price of the underlying common stock. Regardless of the value placed on restricted stock awards on the grant date, the actual value of the award will depend on the market value of our common stock on such date in the future when the restricted stock award vests.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
     The following table provides information, with respect to the named executive officers, concerning the outstanding equity awards of our common stock at the end of fiscal year 2010.

	Option Awards					Stock Awards
										Equity
										Incentive
									Equity	Plan
			Equity			Number			Incentive	Awards:
			Incentive			of			Plan Awards:	Market or
			Plan Awards:			Shares		Market	Number of	Payout Value
	Number of	Number of	Number of			or		Value of	Unearned	of Unearned
	Securities	Securities	Securities			Units of		Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Stock That		Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised	Option		Have		Stock That	Rights That	Rights That
	Options	Options	Unearned	Exercise	Option	Not		Have Not	Have Not	Have Not
	(#)	(#)	Options	Price	Expiration	Vested		Vested	Vested	Vested
Name	Exercisable(1)	Unexercisable	(#)	($)	Date	(#)		($)(4)	(#)	($)
Paul R. Ryan	—	—	—	—	—	45,000	(2)	1,167,300	—	—
	—	—	—	—	—	75,000	(3)	1,945,500

Robert L. Harris, II	—	—	—	—	—	45,000	(2)	1,167,300	—	—
	—	—	—	—	—	75,000	(3)	1,945,500

Clayton J. Haynes	4,600	—	—	3.96	4/2/11	22,500	(2)	583,650	—	—
	37,620	—	—	5.17	11/24/13	37,500	(3)	972,750

Dooyong Lee	—	—	—	—	—	45,000	(2)	1,167,300	—	—
	—	—	—	—	—	100,000	(3)	2,594,000

Edward J. Treska	—	—	—	—	—	22,500	(2)	583,650	—	—
	—	—	—	—	—	37,500	(3)	972,750

(1)	This amount reflects options that were granted at an exercise price equal to the closing price of our common stock on the date of grant and have a term of ten years. The options are fully vested.

(2)	This amount reflects stock awards that were granted on January 9, 2009. The restricted stock grant became fully vested on January 9, 2011.

(3)	This amount reflects stock awards that were granted on January 25, 2010. Assuming continued employment, the restricted stock grant will become fully vested on January 25, 2013.

(4)	The fair market value of a share of our common stock is assumed to be $25.94, which was the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2010, the last trading day of 2010.

OPTION EXERCISES AND STOCK VESTED
     The following table sets forth information concerning the exercise of stock options or vesting of restricted stock for each named executive officer in 2010.

	Option Awards		Stock Awards
	Number of
	Shares	Value	Number of	Value
	Acquired on	Realized	Shares	Realized
	Exercise	on Exercise	Acquired on Vesting	on Vesting
Name	(#)	($)	(#)	($)
Paul R. Ryan	659,334	9,766,924	90,000	1,062,000
Robert L. Harris, II	659,334	10,368,258	90,000	1,062,000
Clayton J. Haynes	144,850	2,850,777	45,000	531,000
Dooyong Lee	625,000	9,752,138	128,334	1,615,760
Edward J. Treska	102,500	1,073,882	55,000	737,400
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL
     Under our Executive Severance Policy, full-time employees with the title of Senior Vice President and higher, which we refer to herein as the Officers, are entitled to receive certain benefits upon termination of employment. If we terminate the employment of an Officer for other than cause or other than on account of death or disability, we will (i) promptly pay to the Officer a lump sum amount equal to the aggregate of (a) accrued obligations (i.e., the Officer’s annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred by the Officer (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three months of the Officer’s base salary for each full year that the Officer was employed by us, which we refer to herein as the Severance Period, up to a maximum of twelve months of the Officer’s base salary and (ii) provide to the Officer, COBRA coverage, paid by us, for the medical and dental benefits selected by the Officer in the year in which the termination occurs, for the duration of the Severance Period.
     On December 17, 2008, we amended the Executive Severance Policy for the purpose of bringing the policy into compliance with the applicable provisions of Section 409A. The amendment to the Executive Severance Policy clarifies that any severance payments which are treated as non-qualified deferred compensation must be made upon a “separation of service” with us and that, subject to certain exceptions, such payments may be delayed for a period of six months if an employee is deemed to be a “specified employee” at the time of his or her termination of employment.
     If we had terminated Messrs. Ryan, Harris, Haynes or Lee without cause on December 31, 2010, each of them would have received a lump sum payment equal to 12 months of their respective base salaries, in addition to the accrued obligations and COBRA coverage described above. The respective base salaries would have been $387,447 for Mr. Ryan, $380,480 for Mr. Harris, $290,090 for Mr. Haynes and $416,216 for Mr. Lee. In fiscal year 2010, Mr. Treska was not eligible to participate in our Executive Severance Policy. There is no acceleration of the vesting of any outstanding restricted stock awards or stock options upon termination of employment that would be triggered by any agreement or in accordance with the Executive Severance Policy. The named executive officers do not receive severance or other payments in any other circumstances, including death or disability.
     Upon a “change in control” or “hostile takeover” (each as defined in our 2002 Acacia Technologies Stock Incentive Plan and 2007 Acacia Technologies Stock Incentive Plan), all outstanding unvested stock awards, including outstanding unvested options, will fully vest on the close of the “change in control” or “hostile takeover.” If the closing of a “change in control” had occurred as of December 31, 2010, the following stock awards, including options, would have vested with respect to each named executive officer:

	Stock Option Awards		Restricted Stock Awards
	Number of		Number of		Total
Name	Shares	Value($)	Shares	Value($)	Value($)
Paul R. Ryan	—	—	120,000	3,112,800	3,112,800
Robert L. Harris, II	—	—	120,000	3,112,800	3,112,800
Clayton J. Haynes	—	—	60,000	1,556,400	1,556,400
Dooyong Lee	—	—	145,000	3,761,300	3,761,300
Edward J. Treska	—	—	60,000	1,556,400	1,556,400
     The determination of the value of the restricted stock that vested on this hypothetical “change in control” is determined by multiplying the shares that vested against the closing sales price of our common stock on the last trading day prior to December 31, 2010. The fair market value of a share of our common stock is assumed to be $25.94 which was the closing price of the stock on December 31, 2010, the last trading day in 2010. We are not required to make any other payments in connection with a “change in control” of our company.
DIRECTOR COMPENSATION
     Directors who are also our employees receive no separate compensation from us for their service as members of the Board. Each non-employee director receives an annual grant of restricted stock units that entitles the non-employee director to receive, upon vesting as described below, a number of shares determined by dividing the annual amount of such director’s retainer, as described below, by the closing price of the common stock on the grant date, provided that such individual has served as a non-employee director for at least 6 months. In addition, each new non-employee director receives a one time grant of restricted stock units upon becoming a director for the number of shares determined by dividing the annual amount of such director’s retainer by the closing price of the common stock on the grant date. The restricted stock units vest in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control.
     We will deliver shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events: (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director’s service as a member of the Board. The non-employee director may elect, in writing at least twelve (12) months prior to a delivery date, to defer the delivery date until any later date (which such date is at least five years after the original delivery date). The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered. On or after delivery of the shares, the non-employee director shall have, with respect to the shares delivered, all of the rights of a stockholder, including the right to vote the shares and the right to receive all dividends, if any, as may be declared on the shares from time to time. We, in our sole discretion, and in compliance with any applicable legal conditions or restrictions, may withhold from shares otherwise deliverable a number of whole shares having a fair market value, as determined by us as of the date of delivery, not in excess of the amount of tax required to be withheld by law (or such lower amount as may be necessary to avoid adverse financial accounting treatment). Any adverse consequences to the non-employee director arising in connection with such share withholding procedure shall be the non-employee director’s sole responsibility. Unless our tax withholding obligations are satisfied, we shall have no obligation to issue a certificate for such shares.
     Prior to May 18, 2010, our non-employee directors received compensation in the amount of $3,000 per month for their service as members of the Board. In addition, the chairman of the Audit Committee received compensation in the amount of $500 per month for his services. On May 18, 2010, the compensation for non-employee directors was increased to $4,166.67 per month and the additional compensation for the chairman of the Audit Committee was increased to $694.42 per month. The monthly retainer is subject to a pro rata deduction if a director fails to attend at least 75% of our Board meetings. Directors are also reimbursed for expenses incurred in connection with attendance at meetings of the Board and committees of the Board and in connection with the performance of Board duties.

2010 DIRECTOR COMPENSATION TABLE
     The following table provides information on 2010 compensation for our non-employee directors who served during 2010.

						Change in
						Pension
					Non-Equity	Value and
					Incentive	Nonqualified
					Plan	Deferred
	Fees Earned or	Stock			Compen-	Compensation	All Other
	Paid in Cash	Awards		Option Awards	sation	Earnings	Compen-sation	Total
Name	($)	($)(3)		($)	($)	($)	($)	($)
William S. Anderson	44,745	35,997	(1)	—	—	—	—	80,742
	—	39,973	(2)	—	—	—	—	39,973

								120,715

Fred A. deBoom	52,203	35,997	(1)	—	—	—	—	88,200
	—	39,973	(2)	—	—	—	—	39,973

								128,173

Edward W. Frykman	44,745	35,997	(1)	—	—	—	—	80,742
	—	39,973	(2)	—	—	—	—	39,973

								120,715

G. Louis Graziadio, III	44,745	35,997	(1)	—	—	—	—	80,742
	—	39,973	(2)	—	—	—	—	39,973

								120,715

(1)	Reflects non-discretionary annual grants of restricted stock units on the first business day of the 2010 calendar year. The number of restricted stock units was determined by dividing the annual $36,000 retainer fee by the closing price of our common stock on the grant date. The closing price of our common stock on the Nasdaq Global Select Market on January 4, 2010 was $9.75.

(2)	On May 18, 2010, the Board of Directors increased the annual retainer for non-employee directors to $50,000. Each non-employee director was also awarded an additional prorated grant of 2,642 restricted stock units. The number of restricted stock units was determined by dividing the annual $50,000 retainer fee by the closing price of our common stock on the grant date. The closing price of our common stock on the Nasdaq Global Select Market on May 18, 2010 was $32.43.

(3)	Amounts shown represent the aggregate grant date fair value of restricted stock unit awards granted to the directors during 2010, as determined pursuant to ASC Topic 718. The methodology used to calculate the value of restricted stock unit awards is set forth under Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following tables set forth certain information known to us with respect to the beneficial ownership of our common stock as of March 23, 2011, by (i) all persons known to us to beneficially own five percent (5%) or more of our common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all current directors and executive officers as a group.

	Amount and Nature
	of Beneficial
	Ownership of	Percent
Beneficial Owner	Common Stock	of Class(1)
Directors and Executive Officers(2)
Paul R. Ryan	605,725	1.6%
Robert L. Harris, II	524,100	1.4%
William S. Anderson(3)	31,777	*
Fred A. deBoom(4)	106,907	*
Edward W. Frykman	47,697	*
G. Louis Graziadio, III(5)	77,207	*
Clayton J. Haynes(6)	130,692	*
Dooyong Lee	130,000	*
Edward J. Treska	72,131	*
All Directors and Executive Officers as a Group	1,726,236	4.6%
(nine persons)(7)

*	Less than one percent

(1)	The percentage of shares beneficially owned is based on 36,989,368 shares of our common stock outstanding as of March 23, 2011. Beneficial ownership is determined under rules and regulations of the SEC. Shares of common stock subject to options that are currently exercisable, or exercisable within 60 days after March 23, 2011, are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, we believe that such persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)	The address for each of our directors and executive officers is our principal office located at Acacia Research Corporation, 500 Newport Center Drive, Newport Beach, California 92660, except for Dooyong Lee, whose address is 6136 Frisco Square Blvd., Suite 385, Frisco, TX 75034.

(3)	Includes 21,777 restricted stock units issued to independent directors.

(4)	Includes 73,200 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 23, 2011 and 22,707 restricted stock units issued to independent directors.

(5)	Includes 54,500 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 23, 2011 and 22,707 restricted stock units issued to independent directors.

(6)	Includes 37,620 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 23, 2011.

(7)	Includes 165,320 shares of common stock issuable upon exercise of options that are currently exercisable or will become exercisable within 60 days of March 23, 2011 and 89,898 restricted stock units issued to independent directors.

	Amount and Nature
	of Beneficial
	Ownership of Common Stock
	Sole	Shared	Sole			Percent
Beneficial Owner	Voting	Voting	Investment	Shared Investment		of
5% Stockholders	Power	Power	Power	Power	Total	Class(1)
Apex Capital, LLC(2)	—	1,925,000	—	1,925,000	1,925,000	5.2%
Sanford J. Colen(2)	22,500	1,925,000	22,500	1,925,000	1,947,500	5.3%
Daniel S. Katz(2)	135,500	1,925,000	135,500	1,925,000	2,060,500	5.6%
Kingdon Capital Management, LLC(3)	—	2,000,000	—	2,000,000	2,000,000	5.4%
Mark Kingdon(3)	—	2,000,000	—	2,000,000	2,000,000	5.4%
Blackrock, Inc. (4)	2,077,762	0	2,077,762	—	2,077,762	5.6%

*	Less than one percent

(1)	The percentage of shares beneficially owned is based on 36,989,368 shares of our common stock outstanding as of March 23, 2011. Beneficial ownership is determined under rules and regulations of the SEC.

(2)	The same 1,925,000 shares of common stock are beneficially owned by Apex Capital, LLC, Sanford J. Colen and Daniel S. Katz, and are reported separately for each in accordance with Item 403 of Regulation S-K. Apex Capital, LLC, is a registered investment advisor whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, common stock. Mr. Colen is the Manager of Apex Capital, LLC, and has sole voting and dispositive power with respect to 22,500 shares of common stock. Mr. Katz is a senior portfolio manager of Apex Capital, LLC, and has sole voting and dispositive power with respect to 135,500 shares of common stock. The information reported is based solely on a Schedule 13G/A filed jointly by Apex Capital, LLC, Sanford J. Colen and Daniel S. Katz on February 10, 2011. According the Schedule 13G, the address for Apex Capital, LLC, Sanford J. Colen and Daniel S. Katz is 25 Orinda Way, Suite 300, Orinda, California 94563.

(3)	The same 2,000,000 shares of common stock are beneficially owned by Kingdon Capital Management, LLC and Mark Kingdon, and are reported separately for each in accordance with Item 403 of Regulation S-K. The information reported is based solely on a Schedule 13G/A filed by Kingdon Capital Management, LLC and Mark Kingdon with the SEC on February 14, 2011. According to such Schedule 13G/A, the address for Kingdon Capital Management, LLC and Mark Kingdon is 152 West 57th Street, 50th Floor, New York, New York 10019.

(4)	The information reported is based solely on a Schedule 13G/A filed by BlackRock, Inc. with the SEC on February 3, 2011. According to such Schedule 13G/A, the address for BlackRock, Inc. is 40 East 52nd Street, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     We do not have a formal policy for review, approval or ratification of related party transactions required to be reported in this Amendment No. 1 to Form 10-K. However, we have adopted a corporate Code of Conduct which applies to all of our employees, officers, and directors and a Board of Directors Code of Conduct which applies only to our directors. Each Code of Conduct provides obligations and prohibitions on any related party transactions which cause our employees, officers or directors to face a choice between what is in their personal interest and what is in our interest. The corporate Code of Conduct requires conflicts of interest which result from investments in companies doing business with us or in one of our competitors to be disclosed to our General Counsel and approved by our Board. The corporate Code of Conduct requires employees, officers, and directors that are conducting our business with family members to disclose such transactions to our General Counsel. Such transactions are generally prohibited unless approved by the Board. The Board of Directors Code of Conduct provides further obligations for director conflicts of interest. The Board of Directors Code of Conduct requires directors to disclose material conflicts of interest to our General Counsel. Our General Counsel must notify the Board, and the disinterested Board members must determine whether the situation represents a material conflict of interest. If the Board determines there is a material conflict of interest, the Board must determine the appropriate manner to address the conflict and may prohibit the interested director from approving the transaction, have the transaction approved by our Audit Committee, or have the transaction approved by another disinterested body of the Board.
     We review the questionnaires completed by our directors and executive officers annually. If any related party transactions are reported, management reviews the transactions and consults with the Board. Since January 1, 2010, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest.
Director Independence
     Our securities are listed on The Nasdaq Global Select Market and are governed by its listing standards. Our Board has determined that the following directors satisfy the current “independent director” standards established by the Listing Rules of the Nasdaq Stock Market: William S. Anderson, Fred A. deBoom, Edward W. Frykman and G. Louis Graziadio, III. In addition, our Audit, Compensation and Nominating and Governance Committees, which oversee critical matters such as our accounting principles, financial reporting practices and system of disclosure controls and internal controls over financial reporting, our executive compensation program and the selection and evaluation of our directors and director nominees, each consist entirely of independent directors.

Item 14. Principal Accounting Fees and Services
Audit and Related Fees
     Grant Thornton LLP served as our independent registered public accounting firm for the years ended December 31, 2010 and 2009. Fees billed in connection with services rendered by Grant Thornton LLP were as set forth below (on a consolidated basis including us and our subsidiaries). Fees billed in connection with services rendered by Grant Thornton LLP include fees billed during 2011 and 2010, related to fiscal year 2010, and fees billed during 2010 and 2009, related to fiscal year 2009.
          Audit Fees —Total fees billed by Grant Thornton LLP for audit services relating to the fiscal years ended 2010 and 2009 were $470,000 and $473,000, respectively.
          Audit-Related Fees —Total fees billed by Grant Thornton LLP for audit related services relating to the fiscal year ended 2010 and 2009 were $0 and $106,000 , respectively. These fees are for services rendered for research, consultation and assistance related to (i) our proposed accounting for certain license agreements and(ii) our change in accounting for the recognition of revenue for our term license arrangements.
          Tax Fees — Tax fees billed by Grant Thornton LLP for tax services relating to the fiscal years ended 2010 and 2009 were $162,000 and $64,000, respectively. These fees are for professional services rendered for tax compliance, tax consulting and transfer pricing study.
          All Other Fees — Total fees billed by Grant Thornton LLP for other services relating to the fiscal year ended 2010 and 2009 were $0.
Audit Committee Pre-Approval Policy
     The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm. At the beginning of the fiscal year, the Audit Committee pre-approves the engagement of the independent registered public accounting firm to provide audit services based on fee estimates. The Audit Committee also pre-approves proposed audit-related services, tax services and other permissible services, based on specified project and service details, fee estimates, and aggregate fee limits for each service category. The Audit Committee receives information on the status of services provided or to be provided by the independent registered public accounting firm and the related fees. All of the services in 2010 and 2009 were pre-approved.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(3) Exhibits
See Exhibit Index

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2011.

By:	/s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

21.1	List of Subsidiaries

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.