Form 10-Q
period 2011-03-31
ACACIA RESEARCH CORP
filed 2011-04-29
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of April 27, 2011, 42,771,406 shares of the registrant's common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$313,611	$102,515
Accounts receivable	1,198	7,987
Prepaid expenses and other current assets	2,167	1,679
Total current assets	316,976	112,181

Property and equipment, net of accumulated depreciation	172	135
Patents, net of accumulated amortization	17,586	19,803
Investments - noncurrent	1,975	2,001
Other assets	513	664
	$337,222	$134,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,179	$7,099
Royalties and contingent legal fees payable	21,736	12,760
Total current liabilities	30,915	19,859
Other liabilities	649	1,072
Total liabilities	31,564	20,931
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 42,739,368 and 36,029,068 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	43	36
Additional paid-in capital	375,271	197,026
Accumulated deficit	(73,838)	(86,191)
Total Acacia Research Corporation stockholders' equity	301,476	110,871
Noncontrolling interests in operating subsidiaries	4,182	2,982
Total stockholders' equity	305,658	113,853
	$337,222	$134,784

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenues	$61,130	$39,772
Operating costs and expenses:
Cost of revenues:
Inventor royalties	13,089	3,911
Contingent legal fees	9,367	4,407
Litigation and licensing expenses - patents	3,534	3,696
Amortization of patents	3,772	1,703
Marketing, general and administrative expenses (including non-cash stock compensation expense of $2,901 and $1,895 for the three months ended March 31, 2011 and 2010, respectively)	9,985	6,332
Research, consulting and other expenses - business development	708	372
Total operating costs and expenses	40,455	20,421
Operating income	20,675	19,351

Other income:
Interest income	20	19
Gain on investments	9	—
Total other income	29	19

Income from operations before provision for income taxes	20,704	19,370
Provision for income taxes	(7,148)	(321)
Net income including noncontrolling interests in operating subsidiaries	13,556	19,049
Net income attributable to noncontrolling interests in operating subsidiaries	(1,203)	(537)
Net income attributable to Acacia Research Corporation	$12,353	$18,512

Net income per common share attributable to Acacia Research Corporation:
Basic income per share	$0.35	$0.60
Diluted income per share	$0.34	$0.55
Weighted average number of shares outstanding, basic	35,182,811	30,847,403
Weighted average number of shares outstanding, diluted	36,448,005	33,411,093

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$13,556	$19,049
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	3,794	1,728
Non-cash stock compensation	2,901	1,895
Gain on investments	(9)	—
Changes in assets and liabilities:
Accounts receivable	6,789	3,275
Prepaid expenses and other assets	(337)	(406)
Accounts payable and accrued expenses	782	71
Royalties and contingent legal fees payable	8,976	(5,008)
Deferred revenues	—	(1,500)

Net cash provided by operating activities	36,452	19,104

Cash flows from investing activities:
Purchases of property and equipment	(59)	(9)
Sale of available-for-sale investments	35	—
Patent acquisition costs	(680)	(1,320)

Net cash used in investing activities	(704)	(1,329)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	175,284	—
Distributions to noncontrolling interests in operating subsidiary	(880)	(2,484)
Contributions from noncontrolling interests in operating subsidiary	877	—
Excess tax benefits from stock-based compensation	23	—
Proceeds from exercises of stock options	44	499

Net cash provided by (used in) financing activities	175,348	(1,985)

Increase in cash and cash equivalents	211,096	15,790

Cash and cash equivalents, beginning	102,515	51,735

Cash and cash equivalents, ending	$313,611	$67,525

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. As used herein, “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly and majority-owned and controlled operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia's wholly and majority-owned and controlled operating subsidiaries.

Acacia's operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia's operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia's operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia's operating subsidiaries own or control the rights to over 177 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries ("noncontrolling interests") are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations for the applicable periods presented. Refer to the accompanying consolidated financial statements for total noncontrolling interests, and net income attributable to noncontrolling interests, for the applicable periods presented.

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund is included in the Company's consolidated financial statements for the periods presented, as Acacia's wholly owned subsidiary, as the general partner, has the ability to control the operations and activities of the Acacia IP Fund.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, as reported by Acacia in its Annual Report on Form 10-K.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's financial position as of March 31, 2011, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectibility of amounts is reasonably assured.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended March 31, 2011 and 2010, Acacia entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, a portion of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia's operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, and impairment of marketable securities, require its most difficult, subjective or complex judgments.

Concentrations. Two licensees individually accounted for 74% and 11% of revenues recognized during the three months ended March 31, 2011, and two licensees individually accounted for 63% and 13% of revenues recognized during the three months ended March 31, 2010. Five licensees individually represented approximately 25%, 18%, 16%, 15% and 13% of accounts receivable at March 31, 2011. One licensee represented approximately 74% of accounts receivable at December 31, 2010.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

price of the underlying common stock. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.

Fair Value Measurements. U.S. generally accepted accounting principles define fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value is defined as follows:

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

Whenever possible, the Company is required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value.

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

The provision for income taxes for interim periods is determined using an estimate of Acacia's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.  For the three months ended March 31, 2011, the provision for income taxes related primarily to Korean foreign withholding taxes totaling $7,425,000, withheld by the Korean tax authority pursuant to the requirements of the United States - Republic of Korea Income Tax Convention, on a payment in connection with a revenue arrangement executed during the three months ended March 31, 2011. Excluding the impact of foreign withholding taxes, the 2011 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.  For the three months ended March 31, 2010, the provision for income taxes related primarily to state tax liabilities in jurisdictions where certain of Acacia's operating subsidiaries file separate state tax returns.

At December 31, 2010, Acacia had U.S. federal and state income tax NOLs totaling approximately $99,267,000 and $61,681,000, expiring between 2020 and 2030, and 2011 and 2020, respectively. Due to uncertainties surrounding Acacia's ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOLs and credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, Acacia estimates that it will have sufficient NOL carryforwards to offset estimated taxable income, if any, for the periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.  EARNINGS PER SHARE

Earnings Per Share.  Basic income per share is computed based upon the weighted-average number of common shares outstanding, excluding unvested restricted stock.  Diluted income per share is computed based upon the weighted-average number of common shares outstanding, including the dilutive effect of common stock equivalents outstanding during the periods.  Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock, and restricted stock units (“Equity-based Incentive Awards”).

Potentially dilutive common shares from Equity-based Incentive Awards are determined by applying the treasury stock method to the assumed exercise of outstanding employee stock options, and the assumed vesting of outstanding unvested restricted stock and restricted stock units.  The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	Three Months Ended March 31,
	2011	2010

Weighted-average common shares outstanding - basic	35,182,811	30,847,403
Dilutive effect of Equity-based Incentive Awards	1,265,194	2,563,690
Weighted-average common shares outstanding - diluted	36,448,005	33,411,093

Equity-based Incentive Awards excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	7,760	277,351

4.  PATENTS

Acacia's only identifiable intangible assets at March 31, 2011 and December 31, 2010, are patents and patent rights.  Patent-related accumulated amortization totaled $34,320,000 and $31,198,000 as of March 31, 2011 and December 31, 2010, respectively.

Acacia's patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia's patents and patent rights is five years.  As of March 31, 2011, scheduled annual aggregate amortization expense is estimated to be $4,049,000 for the remainder of 2011, $3,704,000 in 2012, $3,322,000 in 2013, $2,826,000 in 2014 and $2,199,000 in 2015.  For all periods presented, all acquired intangible assets were subject to amortization.

For the three months ended March 31, 2011 and 2010, Acacia paid patent / patent rights acquisition costs totaling $680,000 and $1,320,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years. Included in net additions to capitalized patent costs during the three months ended March 31, 2011 are accrued future patent acquisition costs totaling $875,000, which management expects to incur pursuant to the terms of the underlying patent acquisition agreements. Accrued future patent acquisition costs are amortized over the estimated economic useful life of the related patents acquired.

During the three months ended March 31, 2011, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds pursuant to the provisions of the underlying inventor agreements, prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $2,383,000 and $406,000, for the three months ended March 31, 2011 and 2010, respectively.

5.  COMMITMENTS AND CONTINGENCIES

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of March 31, 2011 and December 31, 2010, Acacia held investment grade auction rate securities with a par value totaling $2,450,000 and $2,485,000, respectively, consisting of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, which are reflected at estimated fair value.

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

The fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of March 31, 2011.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia's auction rate securities was also considered when possible.

Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent assets in the accompanying consolidated balance sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $296,000 and $263,000 in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $67,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of March 31, 2011 and December 31, 2010, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $475,000 and $484,000, respectively.

The following table presents the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	Three Months Ended March 31,
	2011	2010

Balance as of January 1	$2,001	$2,152
Total gains (realized or unrealized):
Recognized gains included in earnings (1)	9	—
Settlements	(35)	—
Balance as of March 31	$1,975	$2,152
(1) Total realized gains on redemptions or partial redemptions at par of auction rate securities for the periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. EQUITY OFFERING

In March 2011, Acacia completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175,284,000, after deducting underwriting discounts and related offering expenses. Acacia retained broad discretion over the use of the net proceeds from the sale of common stock and intends to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions. The shares of common stock were offered and sold under a prospectus supplement that was filed with the SEC pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended, in connection with an offering pursuant to Acacia's automatic shelf registration statement on Form S-3 (Registration No. 333- 173045).

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”) . Certain provisions of ASU No. 2010-06 became effective for Acacia during the first quarter of 2011. Those provisions require the Company to disclose in the footnotes as separate line items, all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the aggregate presentation as a single line item. The adoption of this provision of the standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011, as amended on March 24, 2011.

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

General

As used in this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly and majority-owned and controlled operating subsidiaries. All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation's wholly and majority-owned and controlled operating subsidiaries.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 995 license agreements executed to date across 99 of our technology licensing programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 177 patent portfolios, which include U.S. patents and certain foreign counterparts covering technologies used in a wide variety of industries.

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

In March 2011, we completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175.3 million after deducting underwriting discounts and related offering expenses. We retained broad discretion over the use of the net proceeds from the sale of common stock and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Operating activities during the periods presented included the following:

	Three Months Ended March 31,
	2011	2010

Revenues (in thousands)	$61,130	$39,772
New agreements executed	35	40
Licensing and enforcement programs generating revenues - during the respective period	32	29
Licensing and enforcement programs with initial revenues	8	13
New patent portfolios	8	11
Cumulative number of licensing and enforcement programs generating revenues - inception to date	99	73

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

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues	% Change

March 31, 2011	$153,187	16%
December 31, 2010	131,829	(5)%
September 30, 2010	138,585	53%
June 30, 2010	90,805	1%
March 31, 2010	90,155	—%

Revenues for the three months ended March 31, 2011 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Messaging technology(1)
•	Camera Support technology	•	Microprocessor Enhancement technology
•	Catheter Insertion technology(1)	•	Mobile Computer Synchronization technology
•	Computer Architecture and Power Management technology(1)	•	Network Remote Access technology
•	Computer Graphics technology	•	NOR Flash technology(1)
•	Digital Video Enhancement technology	•	Online Auction Guarantee technology
•	DMT® technology	•	Optical Switching technology
•	Document Generation technology	•	Pop-up Internet Advertising technology
•	Facilities Operation Management System technology	•	Power Management Within Integrated Circuits technology(1)
•	Image Resolution Enhancement technology	•	Rule Based Monitoring technology
•	Improved Commercial Print technology	•	Storage technology
•	Interactive Mapping technology	•	Telematics technology
•	Lighting Control technology(1)	•	User Programmable Engine Control technology(1)
•	Location Based Services technology	•	Virtual Server technology
•	Magnetic Storage technology(1)	•	Visual Data Evaluation technology
•	Manufacturing Data Transfer technology	•	Website Crawling technology
__________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2011.

Revenues for the three months ended March 31, 2010 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Medical Monitoring technology(1)
•	Authorized Spending Accounts technology	•	Network Monitoring technology(1)
•	Business Process Modeling (BPM) technology(1)	•	Network Remote Access technology(1)
•	Compiler technology(1)	•	Picture Archiving & Communications System technology
•	Credit Card Fraud Protection technology	•	Pop-up Internet Advertising technology
•	Database Access technology	•	Records Management technology(1)
•	Database Management technology	•	Rule Based Monitoring technology
•	Disk Array Systems & Storage Area Network technology(1)	•	Software Installation technology(1)
•	DMT® technology	•	Storage technology
•	Facilities Operation Management System technology(1)	•	Telematics technology
•	High Performance Computer Architecture technology	•	Virtual Computer Workspaces technology
•	Improved Lighting technology(1)	•	Virtual Server technology
•	Interactive Mapping technology(1)	•	Visual Data Evaluation technology(1)
•	Internet Radio Advertising technology	•	Website Crawling technology(1)
•	Medical Image Stabilization technology
________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2010.

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,		%
	2011	2010	Change

Revenues	$61,130	$39,772	54%
Operating costs and expenses	40,455	20,421	98%
Operating income	20,675	19,351	7%
Provision for income taxes	(7,148)	(321)	*
Net income attributable to noncontrolling interests in operating subsidiaries	(1,203)	(537)	124%
Net income attributable to Acacia Research Corporation	12,353	18,512	(33)%

_________________
*Percentage change in excess of 300%

•	Revenues increased by $21.4 million, or 54%, due primarily to an increase in the average revenue per executed agreement.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests in operating subsidiaries, or net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased $14.8 million, or 167%, primarily reflecting the increase in related revenues for the three months ended March 31, 2011. The increase was greater than the percentage increase in related revenues due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with the revenues generated during the three months ended March 31, 2010, as compared to the three months ended March 31, 2011.

◦
Litigation and licensing expenses-patents decreased $162,000, or 4%, to $3.5 million, due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred during the three months ended March 31, 2011. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased $3.7 million, or 58%, to $10.0 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the first quarter of 2011, an increase in annual one-time variable performance based compensation charges recorded in the first quarter of 2011, an increase in other variable performance based compensation charges, a net increase in engineering and licensing personnel since the end of the prior year period, and a minor net increase in corporate, general and administrative costs.

◦
Patent amortization increased $2.1 million, or 121%, to $3.8 million, due primarily to the acceleration of scheduled patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the three months ended March 31, 2011, pursuant to the provisions of the underlying inventor agreements.

◦
The increase in provision for income taxes reflects the impact of foreign withholding taxes withheld by the Korean tax authority pursuant to the requirements of the United States - Republic of Korea Income Tax Convention, on a payment in connection with a licensing arrangement executed in the first quarter of 2011.

Enforcement Considerations

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of March 31, 2011, December 31, 2010, and March 31, 2010, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 177, 171 and 145 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the three months ended March 31, 2011, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 8 patent portfolios covering a variety of applications, including the following:

•
Flash Memory. This patented technology consists of 16 flash memory patents relating to architecture, manufacturing and operation of flash memory, including NOR flash. The patented technology covers techniques for enhancing the performance and reliability of the flash memory cell. NOR flash memory is extensively used in cell phones.

•
Cellular Air Interface. This patented technology has 200 patents covering 3G and 4G cellular air interface and infrastructure technologies. These technologies may be found in mobile handsets, base stations, routers and other related equipment.

•
Patent portfolio acquisitions for the three months ended March 31, 2011 also included the acquisition of, or the rights to, additional patent portfolios related to Radiation Therapy technology, Prescription Lens technology, Application Authentication technology and DDR SDRAM technology.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of March 31, 2011, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2010.  In addition, refer to Note 2 to the consolidated financial statements included in this report.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three Months Ended March 31, 2011 and 2010

Revenue (In thousands)

	Three Months Ended March 31,
	2011	2010

Revenues	$61,130	$39,772

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

	Three Months Ended March 31,
	2011	2010

New agreements executed	35	40
Licensing and enforcement programs with initial revenues	8	13

Two licensees accounted for 74% and 11% of revenues recognized during the three months ended March 31, 2011, and two licensees accounted for 63%, and 13% of revenues recognized during the three months ended March 31, 2010.

On a consolidated basis, as of March 31, 2011, 99 of our licensing programs had begun generating licensing revenues, up from 91 as of December 31, 2010, and 73 as of March 31, 2010.

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

The increase in revenues for the three month periods presented was due primarily to an increase in the average revenue per executed agreement. In the first quarter of 2011 and 2010, we entered into separate significant revenue agreements with unrelated third parties resolving pending patent matters.

Cost of Revenues (In thousands)

	Three Months Ended March 31,
	2011	2010

Cost of revenues:
Inventor royalties	$13,089	$3,911
Contingent legal fees	9,367	4,407
Litigation and licensing expenses - patents	3,534	3,696
Amortization of patents	3,772	1,703
Net income attributable to noncontrolling interests in operating subsidiaries	(1,203)	(537)

Inventor Royalties, Net Income Attributable to Noncontrolling Interests and Contingent Legal Fees Expense.  Net income attributable to noncontrolling interests represents the portion of net income from the licensing and enforcement activities of our majority-owned operating subsidiaries that are distributable to the operating subsidiary's noncontrolling interest holders pursuant to the underlying operating agreements.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, these costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

	Three Months Ended March 31,
	2011 vs. 2010

Increase in revenues	54%
Increase in inventor royalties and net income attributable to noncontrolling interests	221%	Note (a)
Increase in contingent legal fees expense	113%	Note (b)
Increase in inventor royalties expense, net income attributable to noncontrolling interests and contingent legal fees expense	167%	Note (a),(b)

	Three Months Ended March 31,
	2011	2010

Inventor royalties and net income attributable to noncontrolling interests as a percentage of revenues	23%	11%	Note (a)
Contingent legal fees expense as a percentage of revenues	15%	11%	Note (b)
Inventor royalties, net income attributable to noncontrolling interests and contingent legal fees, combined, as a percentage of revenues	39%	22%	Note (a),(b)
______________________

(a)
The increase in inventor royalties and net income attributable to noncontrolling interests was greater than the increase in revenues for the periods presented, primarily due to a larger portion of revenues recognized during the period ended March 31, 2010 having no corresponding inventor royalty arrangement obligations, and in the aggregate, lower inventor royalty rates associated with the portfolios generating revenues during the three months ended March 31, 2010, as compared to the three months ended March 31, 2011.

(b)
The increase in contingent legal fees expense was greater than the increase in revenues for the periods presented, primarily due to a larger portion of revenues recognized during the three months ended March 31, 2010 having no corresponding contingent legal fee arrangement obligations, and in the aggregate, lower contingent legal fee rates associated with the portfolios generating revenues during the three months ended March 31, 2010, as compared to the three months ended March 31, 2011.

Certain revenue agreements with unrelated third parties entered into in the first quarters of 2011 and 2010 resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

Litigation and licensing expenses-patents decreased slightly due to lower net levels of litigation support, third-party technical consulting and professional expert expenses associated with our continued investment in ongoing licensing and enforcement programs. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in new licensing and enforcement programs commenced since the end of the prior year quarter.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The increase was due primarily to a net increase in scheduled patent amortization expense related to patent portfolios acquired since the end of the prior year period, and the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the three months ended March 31, 2011, pursuant to the provisions of the underlying inventor agreements. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $2,383,000 and $406,000, for the three months ended March 31, 2011, and 2010, respectively.

Operating Expenses (In thousands)

	Three Months Ended March 31,
	2011	2010

Marketing, general and administrative expenses (including non-cash stock compensation expense of $2,901 and $1,895 for the three months ended March 31, 2011 and 2010, respectively)	$9,985	$6,332

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

Three Months
Ended March 31,
2011 vs. 2010

Addition of licensing, business development and engineering personnel and other personnel costs	$502
Increase in annual variable performance-based compensation and other variable performance-based compensation costs	1,726
Corporate, general and administrative costs	419
Non-cash stock compensation expense	1,006

Provision for Income Taxes (in thousands)

	Three Months Ended March 31,
	2011	2010

Provision for income taxes	$7,148	$321
Effective tax rate	35%	2%

Provision for Income Taxes. The increase in our effective tax rate reflects the impact of Korean foreign withholding taxes totaling $7.4 million, which were withheld by the Korean tax authority pursuant to the requirements of the United States - Republic of Korea Income Tax Convention, on a payment in connection with a licensing arrangement executed in the first quarter of 2011. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities. We continue to record a full valuation allowance against our net deferred tax assets due to management's determination that the criteria for recognition have not been met. As a result, amounts related to foreign taxes withheld are reflected in tax expense for the three months ended March 31, 2011.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents and investments generated from our operating activities.  In March 2011, we completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175.3 million after deducting underwriting discounts and related offering expenses. We retained broad discretion over the use of the net proceeds from the sale of common stock and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least April 2012 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2011.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

In August 2010, our wholly owned subsidiary became the general partner of the Acacia Intellectual Property Fund, L.P., or Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $315.6 million at March 31, 2011, compared to $104.5 million at December 31, 2010.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2011	2010

Net cash provided by (used in):
Operating activities	$36,452	$19,104
Investing activities	(704)	(1,329)
Financing activities	175,348	(1,985)

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2011 increased to $68.1 million, from $41.5 million in the comparable 2010 period, primarily reflecting the net increase in revenues for the same periods, as discussed above.  Cash outflows from operations for the three months ended March 31, 2011 increased to $31.6 million, as compared to $22.4 million in the comparable 2010 period, due to the net increase in cost of revenues and other operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2011 included patent-related acquisition costs totaling $680,000, as compared to $1.3 million in the comparable 2010 period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the three months ended March 31, 2011 included net proceeds from the sale of common stock totaling $175.3 million, as described above. Net cash provided by financing activities during the three months ended March 31, 2011 also included proceeds from exercises of stock options totaling $44,000, as compared to $499,000 in the comparable 2010 period. Net cash provided by financing activities during the three months ended March 31, 2011 also included $877,000 in capital contributions to the Acacia IP Fund, offset by distributions to non-controlling interests totaling $880,000. Distributions to non-controlling interests totaled $2.5 million for the three months ended March 31, 2010.

 Working Capital

Working capital at March 31, 2011 was $286.1 million, compared to $92.3 at December 31, 2010.  The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable.  Refer to “Liquidity and Capital Resources - Cash and Investments” above for a discussion of the impact of activities related to cash and investments on working capital for the periods presented.

Consolidated accounts receivable from licensees decreased to $1.2 million at March 31, 2011, compared to $8.0 million at December 31, 2010.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods.

Consolidated royalties and contingent legal fees payable increased to $21.7 million at March 31, 2011, compared to $12.8 million at December 31, 2010.  Royalties and contingent legal fees payable balances fluctuate based on the factors described above and the timing of payment of current and prior period royalties and contingent legal fees payable to inventors and outside attorneys, respectively.

The majority of accounts receivable from licensees at March 31, 2011 were collected or scheduled to be collected in the second quarter of 2011, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the second quarter of 2011, upon receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $9.2 million at March 31, 2011, from $7.1 million at December 31, 2010, due primarily to the related timing of payments to attorneys and other vendors, and an increase in accrued variable performance based compensation charges.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2011.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of March 31, 2011:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$3,811	$540	$1,497	$1,408	$366
Scheduled patent acquisition related payments	1,825	1,325	250	250	—
Payments to consultants	850	650	200	—	—
Total contractual obligations	$6,486	$2,515	$1,947	$1,658	$366

As of March 31, 2011, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in our consolidated balance sheets included in this report.

Recent Accounting Pronouncements

Refer to Note 8 to the consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. As of March 31, 2011, our investments were comprised of money market funds and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of March 31, 2011.  Refer to “Liquidity and Capital Resources” and Note 6 to the consolidated financial statements included in this report for additional information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

1.1
Underwriting Agreement dated March 24, 2011 by and between Acacia Research Corporation and Barclay's Capital Inc. (Incorporated by reference to Exhibit 1.1 to Acacia Research Corporation's Current Report on Form 8-K, filed with the SEC on March 29, 2011).

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

ACACIA RESEARCH CORPORATION

By: /s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer

By: /s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer and Treasurer

Date:     April 29, 2011

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

1.1
Underwriting Agreement dated March 24, 2011 by and between Acacia Research Corporation and Barclay's Capital Inc. (Incorporated by reference to Exhibit 1.1 to Acacia Research Corporation's Current Report on Form 8-K, filed with the SEC on March 29, 2011).

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