Form 10-Q
period 2011-06-30
ACACIA RESEARCH CORP
filed 2011-08-01
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of July 27, 2011, 42,873,036 shares of the registrant's common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$299,415	$102,515
Accounts receivable	20,366	7,987
Prepaid expenses and other current assets	1,939	1,679
Total current assets	321,720	112,181

Property and equipment, net of accumulated depreciation	177	135
Patents, net of accumulated amortization	15,836	19,803
Investments - noncurrent	1,975	2,001
Other assets	467	664
	$340,175	$134,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,645	$7,099
Royalties and contingent legal fees payable	22,691	12,760
Total current liabilities	30,336	19,859
Other liabilities	629	1,072
Total liabilities	30,965	20,931
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 42,872,036 and 36,029,068 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	43	36
Additional paid-in capital	379,001	197,026
Accumulated deficit	(71,699)	(86,191)
Total Acacia Research Corporation stockholders' equity	307,345	110,871
Noncontrolling interests in operating subsidiaries	1,865	2,982
Total stockholders' equity	309,210	113,853
	$340,175	$134,784

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$39,746	$15,006	$100,876	$54,778
Operating costs and expenses:
Cost of revenues:
Inventor royalties	8,588	2,877	21,677	6,788
Contingent legal fees	13,039	3,465	22,406	7,872
Litigation and licensing expenses - patents	3,761	4,433	7,295	8,129
Amortization of patents	2,600	1,876	6,372	3,579
Marketing, general and administrative expenses (including non-cash stock compensation expense of $3,422 and $6,323 for the three and six months ended June 30, 2011, respectively, and $2,064 and $3,959 for the three and six months ended June 30, 2010, respectively)	8,302	6,056	18,287	12,388
Research, consulting and other expenses - business development	1,335	453	2,043	825
Total operating costs and expenses	37,625	19,160	78,080	39,581
Operating income (loss)	2,121	(4,154)	22,796	15,197

Other income:
Interest income	24	20	44	39
Gain on investments	—	—	9	—
Total other income	24	20	53	39

Income (loss) from operations before (provision for) benefit from income taxes	2,145	(4,134)	22,849	15,236
(Provision for) benefit from income taxes	(306)	13	(7,454)	(308)
Net income (loss) including noncontrolling interests in operating subsidiaries	1,839	(4,121)	15,395	14,928
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	300	255	(903)	(282)
Net income (loss) attributable to Acacia Research Corporation	$2,139	$(3,866)	$14,492	$14,646

Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$0.05	$(0.12)	$0.38	$0.47
Diluted income (loss) per share	$0.05	$(0.12)	$0.37	$0.43
Weighted average number of shares outstanding, basic	40,994,082	31,664,869	38,104,500	31,258,394
Weighted average number of shares outstanding, diluted	42,453,782	31,664,869	39,477,616	34,133,988

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$15,395	$14,928
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	6,418	3,625
Non-cash stock compensation	6,323	3,959
Gain on investments	(9)	—
Changes in assets and liabilities:
Accounts receivable	(12,379)	2,515
Prepaid expenses and other assets	(63)	(758)
Accounts payable and accrued expenses	(497)	525
Royalties and contingent legal fees payable	9,931	(7,096)
Deferred revenues	—	(1,510)

Net cash provided by operating activities	25,119	16,188

Cash flows from investing activities:
Purchases of property and equipment	(88)	(28)
Sale of available-for-sale investments	35	—
Patent acquisition costs	(1,805)	(2,279)

Net cash used in investing activities	(1,858)	(2,307)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	175,232	—
Distributions to noncontrolling interests in operating subsidiary	(2,897)	(2,788)
Contributions from noncontrolling interests in operating subsidiary	877	—
Excess tax benefits from stock-based compensation	23	—
Proceeds from exercises of stock options	404	4,673

Net cash provided by financing activities	173,639	1,885

Increase in cash and cash equivalents	196,900	15,766

Cash and cash equivalents, beginning	102,515	51,735

Cash and cash equivalents, ending	$299,415	$67,501

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

Acacia's operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia's operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia's operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia's operating subsidiaries own or control the rights to over 184 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund is included in the Company's consolidated financial statements for the periods presented as Acacia's wholly owned subsidiary, as the general partner has the ability to control the operations and activities of the Acacia IP Fund.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries ("noncontrolling interests") are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations. Refer to the accompanying consolidated financial statements for total noncontrolling interests and net income attributable to noncontrolling interests for the applicable periods presented. For the periods presented, net (income) loss attributable to noncontrolling interests in operating subsidiaries was comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net (income) loss attributable to noncontrolling interests in operating subsidiary(1)	—	255	—	(282)
Net (income) loss attributable to noncontrolling interests in operating subsidiary - Acacia IP Fund	300	—	(903)	—
Total net (income) loss attributable to noncontrolling interests in operating subsidiaries	300	255	(903)	(282)
_________________________________________
(1) Net (income) attributable to noncontrolling interests in operating subsidiary represents net inventor royalties distributable to noncontrolling interests in one of Acacia's majority owned operating subsidiaries. Net loss attributable to noncontrolling interests in operating subsidiary represents net expenses recoverable from any future net licensing and enforcement proceeds attributable to noncontrolling interests in the majority owned operating subsidiary.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's financial position as of June 30, 2011, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Concentrations. Three licensees individually accounted for 30%, 28% and 12% of revenues recognized during the three months ended June 30, 2011, and three licensees individually accounted for 45%, 12% and 11% of revenues recognized during the six months ended June 30, 2011. Two licensees individually accounted for 17% and 10% of revenues recognized during the three months ended June 30, 2010, and one licensee individually accounted for 46% of revenues recognized during the six months ended June 30, 2010. Two licensees individually represented approximately 59% and 24% of accounts receivable at June 30, 2011. One licensee represented approximately 74% of accounts receivable at December 31, 2010.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The provision for income taxes for interim periods is determined using an estimate of Acacia's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.  For the six months ended June 30, 2011, the provision for income taxes related primarily to Korean foreign withholding taxes totaling $7,586,000, withheld by the Korean tax authority pursuant to the requirements of the applicable Income Tax Convention, on payments in connection with certain revenue arrangements executed during the six months ended June 30, 2011. Excluding the impact of foreign withholding taxes, the 2011 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.  For the three and six months ended June 30, 2010, the provision for income taxes related primarily to state tax liabilities in jurisdictions where Acacia or certain of Acacia's operating subsidiaries file separate state tax returns.

At December 31, 2010, Acacia had U.S. federal and state income tax NOLs totaling approximately $99,267,000 and $61,681,000, expiring between 2020 and 2030, and 2011 and 2030, respectively. Due to uncertainties surrounding Acacia's ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOLs and credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, Acacia estimates that it will have sufficient NOL carryforwards to offset estimated taxable income, if any, for the periods presented.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Weighted-average common shares outstanding - basic	40,994,082	31,664,869	38,104,500	31,258,394
Dilutive effect of Equity-based Incentive Awards	1,459,700	—	1,373,116	2,875,594
Weighted-average common shares outstanding - diluted	42,453,782	31,664,869	39,477,616	34,133,988

Equity-based Incentive Awards excluded from the computation of diluted income per share because the effect of inclusion would have been anti-dilutive	37,760	4,281,668	69,960	254,538

4.  PATENTS

Acacia's only identifiable intangible assets at June 30, 2011 and December 31, 2010 are patents and patent rights.  Patent-related accumulated amortization totaled $33,058,000 and $31,198,000 as of June 30, 2011 and December 31, 2010, respectively.

Acacia's patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia's patents and patent rights is five years.  As of June 30, 2011, scheduled annual aggregate amortization expense is estimated to be $2,430,000 for the remainder of 2011,

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$3,442,000 in 2012, $3,165,000 in 2013, $2,752,000 in 2014 and $2,334,000 in 2015.  For all periods presented, all acquired intangible assets were subject to amortization.

For the six months ended June 30, 2011 and 2010, Acacia paid patent and patent rights acquisition costs totaling $1,805,000 and $2,279,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years. Included in net additions to capitalized patent costs during the six months ended June 30, 2011 are accrued future patent acquisition costs totaling $1,000,000, which management expects to incur pursuant to the terms of the underlying patent acquisition agreements. Accrued future patent acquisition costs are amortized over the estimated economic useful life of the related patents acquired.

During the six months ended June 30, 2011 and 2010, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds pursuant to the provisions of the underlying inventor agreements, prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs for the three months ended June 30, 2011 and 2010 totaled $1,063,000 and $221,000, respectively. Accelerated amortization expense related to the recovery of up-front patent acquisition costs for the six months ended June 30, 2011 and 2010 totaled $3,446,000 and $644,000, respectively.

During the six months ended June 30, 2011 and 2010, as provided for in the underlying agreements, certain of Acacia's operating subsidiaries elected to terminate rights to certain patent portfolios, resulting in the acceleration of amortization expense for the patent related assets totaling $176,000 and $338,000, respectively.

5.  COMMITMENTS AND CONTINGENCIES

Patent Enforcement and Other Litigation

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia's consolidated financial position, results of operations or cash flows.  Certain of Acacia's operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights.  In connection with any of Acacia's operating subsidiaries' patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against Acacia or its operating subsidiaries or award attorney's fees and/or expenses to a defendant(s), which could be material.

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of June 30, 2011 and December 31, 2010, Acacia held investment grade auction rate securities with a par value totaling $2,450,000 and $2,485,000, respectively, consisting of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, which are reflected at estimated fair value.

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

The fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of June 30, 2011.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia's auction rate securities was also considered when possible.

Acacia has classified its auction rate securities as noncurrent assets in the accompanying consolidated balance

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $296,000 and $263,000 in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $67,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of June 30, 2011 and December 31, 2010, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $475,000 and $484,000, respectively.

The following table presents the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Balance as of April 1 and January 1, respectively	$1,975	$2,152	$2,001	$2,152
Total gains (realized or unrealized):
Recognized gains included in earnings (1)	—	—	9	—
Settlements	—	—	(35)	—
Balance as of June 30	$1,975	$2,152	$1,975	$2,152
(1) Total realized gains on redemptions or partial redemptions at par of auction rate securities for the periods presented.

7. EQUITY OFFERING

In March 2011, Acacia completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175,232,000, after deducting underwriting discounts and related offering expenses. Acacia retained broad discretion over the use of the net proceeds from the sale of common stock and intends to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions. The shares of common stock were offered and sold under a prospectus supplement that was filed with the SEC pursuant to Rule 424(b)(5) of the Securities Act of 1933, as amended, in connection with an offering pursuant to Acacia's automatic shelf registration statement on Form S-3 (Registration No. 333- 173045).

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”). Certain provisions of ASU No. 2010-06 became effective for Acacia during the first quarter of 2011. Those provisions require the Company to disclose in the footnotes as separate line items, all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the aggregate presentation as a single line item. The adoption of this provision of the standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Acacia will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,020 license agreements executed to date across 104 of our technology licensing programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 184 patent portfolios, which include U.S. patents and certain foreign counterparts covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Executive Overview

Our operating activities for the periods presented were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of our ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with individual patent owners, small technology companies, research laboratories, universities, and major technology companies seeking to effectively and efficiently monetize their portfolio of patented technologies.

In March 2011, we completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to us totaled approximately $175.2 million after deducting underwriting discounts and related offering expenses. We retained broad discretion over the use of the net proceeds from the offering and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues (in thousands)	$39,746	$15,006	$100,876	$54,778
New agreements executed	29	89	64	129
Licensing and enforcement programs generating revenues - during the respective period	24	22	43	39
Licensing and enforcement programs with initial revenues	5	2	13	15
New patent portfolios	9	12	17	23
Cumulative number of licensing and enforcement programs generating revenues - inception to date	104	75	104	75

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

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues	% Change

June 30, 2011	$177,927	16%
March 31, 2011	153,187	16%
December 31, 2010	131,829	(5)%
September 30, 2010	138,585	53%
June 30, 2010	90,805	—%

Revenues for the six months ended June 30, 2011 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Manufacturing Data Transfer technology
•	Camera Support technology	•	Messaging technology(1)
•	Catheter Insertion technology(1)	•	Microprocessor Enhancement technology
•	Computer Architecture and Power Management technology(1)	•	Mobile Computer Synchronization technology
•	Computer Graphics technology	•	Network Remote Access technology
•	Database Retrieval technology(1)(2)	•	NOR Flash technology(1)
•	DDR SDRAM technology(1)(2)	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology	•	Optical Recording technology(1)(2)
•	Digital Video Enhancement technology	•	Optical Switching technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Power Management Within Integrated Circuits technology(1)
•	DRAM Memory architecture technology	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology	•	Shape Memory Alloys technology(1)(2)
•	Image Resolution Enhancement technology	•	Short Messaging in Cellular Telephony technology
•	Improved Commercial Print technology	•	Storage technology
•	Improved Lighting technology	•	Telematics technology
•	Interactive Mapping technology	•	User Programmable Engine Control technology(1)
•	Lighting Ballast technology	•	Video Encoding technology(1)(2)
•	Lighting Control technology(1)	•	Virtual Server technology
•	Location Based Services technology	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Website Crawling technology
•	Magnetic Storage technology(1)
__________________________________________

(1)	Initial revenues recognized during the six months ended June 30, 2011.
(2)	Initial revenues recognized during the three months ended June 30, 2011.

Revenues for the six months ended June 30, 2010 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Medical Image Stabilization technology
•	Authorized Spending Accounts technology	•	Medical Monitoring technology(1)
•	Business Process Modeling (BPM) technology(1)	•	Mutli-Dimensional Database Compression technology
•	Compiler technology(1)	•	Network Monitoring technology(1)
•	Credit Card Fraud Protection technology	•	Network Remote Access technology(1)
•	Database Access technology	•	Online Auction Guarantee technology
•	Database Management technology	•	Online Newsletters with Links technology(1)(2)
•	Digital Video Enhancement technology(1)(2)	•	Online Promotion technology
•	Disk Array Systems & Storage Area Network technology(1)	•	Picture Archiving & Communications System technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Records Management technology(1)
•	Facilities Operation Management System technology(1)	•	Rule Based Monitoring technology
•	File Locking In Shared Storage Networks	•	Software Installation technology(1)
•	High Performance Computer Architecture	•	Storage technology
•	Image Resolution Enhancement technology	•	Telematics technology
•	Improved Lighting technology(1)	•	Virtual Computer Workspace technology
•	Interactive Mapping technology(1)	•	Virtual Server technology
•	Internet Radio Advertising technology	•	Visual Data Evaluation technology(1)
•	Lighting Ballast technology	•	Website Crawling technology(1)
•	Location Based Services technology
________________________________

(1)	Initial revenues recognized during the six months ended June 30, 2010.
(2)	Initial revenues recognized during the three months ended June 30, 2010.

Summary of Results of Operations - Overview
For the Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2011	2010	Change	2011	2010	Change

Revenues	$39,746	$15,006	165%	$100,876	$54,778	84%
Operating costs and expenses	37,625	19,160	96%	78,080	39,581	97%
Operating income (loss)	2,121	(4,154)	(151)%	22,796	15,197	50%
(Provision for) benefit from income taxes	(306)	13	*	(7,454)	(308)	*
Net (income) loss attributable to noncontrolling interests in operating subsidiary**	—	255	(100)%	—	(282)	(100)%
Net income (loss) attributable to Acacia Research Corporation	2,139	(3,866)	(155)%	14,492	14,646	(1)%
_________________
* Percentage change in excess of 300%
** Refer to Note 1 to the consolidated financial statements included in this report for additional information.

Overview - Three months ended June 30, 2011 compared with the three months ended June 30, 2010

•	Revenues increased $24.7 million, or 165%, to $39.7 million, due primarily to an increase in the average revenue per executed agreement during the three months ended June 30, 2011.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net (income) loss attributable to noncontrolling interests in operating subsidiary, or noncontrolling interests, and contingent legal fees, on a combined basis, increased $15.5 million, or 255%, primarily reflecting the increase in related revenues for the three months ended June 30, 2011. The percentage increase was greater than the percentage increase in related revenues due to, in the aggregate, higher inventor royalty and contingent legal fee arrangement obligations associated with the patent portfolios generating revenues during the three months ended June 30, 2011.

◦
Litigation and licensing expenses-patents decreased $672,000, or 15%, to $3.8 million, due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred in connection with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased $2.2 million, or 37%, to $8.3 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed in the second quarter of 2011, an increase in variable performance based compensation charges, a net increase in business development, engineering and other personnel since the end of the prior year period, and a net increase in corporate, general and administrative costs.

◦
Patent amortization increased $724,000, or 39%, to $2.6 million, due primarily to the acceleration of scheduled patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the three months ended June 30, 2011, pursuant to the provisions of the underlying inventor agreements.

◦
Research, consulting and other expenses-business development increased $882,000, or 195%, to $1.3 million due primarily to a net increase in third-party research, consulting and other due diligence related costs incurred in connection with the identification, review, and assessment of patent portfolio acquisition opportunities during the three months ended June 30, 2011.

Overview - Six months ended June 30, 2011 compared with the six months ended June 30, 2010

•	Revenues increased $46.1 million, or 84%, to $100.9 million, due primarily to an increase in the average revenue per executed agreement during the six months ended June 30, 2011.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, noncontrolling interests, and contingent legal fees, on a combined basis, increased $29.1 million, or 195%, primarily reflecting the increase in related revenues for the six months ended June 30, 2011.

The percentage increase was greater than the percentage increase in related revenues due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with certain of the revenues generated during the three months ended March 31, 2010, and in the aggregate, higher inventor royalty and contingent legal fee arrangement obligations associated with the patent portfolios generating revenues during the three months ended June 30, 2011.

◦
Litigation and licensing expenses-patents decreased $834,000, or 10%, to $7.3 million, due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred in connection with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased $5.9 million, or 48%, to $18.3 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the six months ended June 30, 2011, an increase in annual one-time variable performance based compensation charges, an increase in other variable performance based compensation charges, a net increase in business development, engineering and other personnel since the end of the prior year period, and a net increase in corporate, general and administrative costs.

◦
Patent amortization increased $2.8 million, or 78%, to $6.4 million, due primarily to the acceleration of scheduled patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the six months ended June 30, 2011, pursuant to the provisions of the underlying inventor agreements.

◦
The increase in provision for income taxes reflects the impact of foreign withholding taxes withheld by the Korean tax authority pursuant to the requirements of the related Income Tax Convention, on payments in connection with certain licensing arrangements executed during the six months ended June 30, 2011.

◦
Research, consulting and other expenses-business development increased $1.2 million, or 148%, due primarily to a net increase in third-party research, consulting and other due diligence related costs incurred in connection with the identification, review, and assessment of patent portfolio acquisition opportunities during the six months ended June 30, 2011.

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of June 30, 2011, December 31, 2010, and June 30, 2010, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 184, 171 and 158 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the six months ended June 30, 2011, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 17 patent portfolios covering a variety of applications, including the following:

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

•
Additional Patent Portfolios Acquired. We also acquired, or acquired the rights to, additional patent portfolios related to Radiation Therapy technology, Prescription Lens technology, Application Authentication technology, DDR SDRAM technology, Power-over-Ethernet technology, Targeted Marketing technology, Targeted Internet Advertising technology, Microprocessor and DSP technology, Data Compression technology, Heart-Lung Machine technology, Voice-Over-IP technology, HDTV technology, Mobile Communications technology, DRAM technology and Advanced Memory and Processor technology.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of June 30, 2011, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Revenue (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenues	$39,746	$15,006	$100,876	$54,778

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

New agreements executed	29	89	64	129
Licensing and enforcement programs with initial revenues	5	2	13	15

Three licensees individually accounted for 30%, 28% and 12% of revenues recognized during the three months ended June 30, 2011, and three licensees individually accounted for 45%, 12% and 11% of revenues recognized during the six months ended June 30, 2011. Two licensees individually accounted for 17% and 10% of revenues recognized during the three months ended June 30, 2010, and one licensee individually accounted for 46% of revenues recognized during the six months ended June 30, 2010.

On a consolidated basis, as of June 30, 2011, 104 of our licensing programs had begun generating licensing revenues, up from 91 as of December 31, 2010, and 75 as of June 30, 2010.

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

The increase in revenues for the three and six months ended June 30, 2011 was due primarily to an increase in the average revenue per executed agreement.

Cost of Revenues (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of revenues:
Inventor royalties	$8,588	$2,877	$21,677	$6,788
Contingent legal fees	13,039	3,465	22,406	7,872
Litigation and licensing expenses - patents	3,761	4,433	7,295	8,129
Amortization of patents	2,600	1,876	6,372	3,579
Net (income) loss attributable to noncontrolling interests in operating subsidiary*	—	255	—	(282)
_________________
* Refer to Note 1 to the consolidated financial statements included in this report for additional information.

Inventor Royalties, Noncontrolling Interests and Contingent Legal Fees Expense.  Net (income) attributable to noncontrolling interests in operating subsidiary represents net inventor royalties distributable to noncontrolling interests in one of Acacia's majority owned operating subsidiaries. Net loss attributable to noncontrolling interests in operating subsidiary represents net expenses recoverable from any future net licensing and enforcement proceeds attributable to noncontrolling interests in the majority owned operating subsidiary. The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, these costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011 vs. 2010		2011 vs. 2010

Increase in revenues	165%		84%
Increase in inventor royalties and noncontrolling interests	228%	(a)	207%	(b)
Increase in contingent legal fees expense	276%	(a)	185%	(b)
Increase in inventor royalties expense, noncontrolling interests and contingent legal fees expense	255%	(a)	195%	(b)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010

Inventor royalties and noncontrolling interests as a percentage of revenues	22%	17%	(a)	21%	13%	(b)
Contingent legal fees expense as a percentage of revenues	33%	23%	(a)	22%	14%	(b)
Inventor royalties, noncontrolling interests and contingent legal fees, combined, as a percentage of revenues	54%	41%	(a)	44%	27%	(b)
______________________

(a)
The percentage increase in inventor royalties, noncontrolling interests and contingent legal fees expense was greater than the percentage increase in revenues for the three month periods presented, primarily due to, in the aggregate, higher inventor royalty and contingent legal fee arrangement obligations associated with the portfolios generating revenues during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

(b)
The percentage increase in inventor royalties, noncontrolling interests and contingent legal fees expense was greater than the percentage increase in revenues for the six month periods presented, due to the relationships discussed in Note (a) above for the three month periods presented, and in addition, due to a portion of revenues recognized during the three months ended March 31, 2010 having no corresponding inventor royalty or contingent legal fee arrangement obligations, and in the aggregate, lower inventor royalty and contingent legal fee rates associated with the portfolios generating revenues during the three months ended March 31, 2010.

Certain revenue agreements with unrelated third parties entered into in the six months ended June 30, 2011 and 2010 resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

Litigation and licensing expenses-patents decreased for the three and six month periods presented due to lower net levels of litigation support, third-party technical consulting and professional expert expenses associated with our continued investment in ongoing licensing and enforcement programs. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in new licensing and enforcement programs commenced since the end of the prior year period.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The increase was due primarily to an increase in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the three and six months ended June 30, 2011 and a net increase in scheduled patent amortization expense related to patent portfolios acquired since the end of the prior year period. For the three months ended June 30, 2011 and 2010, accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $1,063,000 and $221,000, respectively. For the six months ended June 30, 2011 and 2010, accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $3,446,000 and $644,000, respectively.

Operating Expenses (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Marketing, general and administrative expenses (including non-cash stock compensation expense of $3,422 and $6,323 for the three and six months ended June 30, 2011, respectively, and $2,064 and $3,959 for the three and six months ended June 30, 2010, respectively)	$8,302	$6,056	$18,287	$12,388

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

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2011 vs. 2010	2011 vs. 2010

Addition of business development, engineering and other personnel costs	$522	$1,024
Increase in annual variable performance-based compensation and other variable performance-based compensation costs	48	1,774
Corporate, general and administrative costs	318	737
Non-cash stock compensation expense	1,358	2,364

Income Taxes (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

(Provision for) benefit from income taxes	$(306)	$13	$(7,454)	$(308)
Effective tax rate	14%	—%	33%	2%

Provision for Income Taxes. The increase in our effective tax rate for the six month periods presented reflects the impact of Korean foreign withholding taxes totaling $7.6 million, which were withheld by the Korean tax authority pursuant to the requirements of the applicable Income Tax Convention, on payments in connection with certain licensing arrangements executed during the six months ended June 30, 2011. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. We continue to record a full valuation allowance against our net deferred tax assets due to management's determination that the criteria for recognition have not been met. As a result, amounts related to foreign taxes withheld are reflected in tax expense for the six months ended June 30, 2011.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents and investments generated from our operating activities.  In March 2011, we completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175.2 million after deducting underwriting discounts and related offering expenses. We retained broad discretion over the use of the net proceeds from the offering and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least August 2012 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2011.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us.

In August 2010, our wholly owned subsidiary became the general partner of the Acacia Intellectual Property Fund, L.P., or Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The

Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $301.4 million at June 30, 2011, compared to $104.5 million at December 31, 2010.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended June 30,
	2011	2010

Net cash provided by (used in):
Operating activities	$25,119	$16,188
Investing activities	(1,858)	(2,307)
Financing activities	173,639	1,885

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2011 increased to $88.6 million, from $55.8 million in the comparable 2010 period, primarily reflecting the net increase in revenues for the same periods, as discussed above.  Cash outflows from operations for the six months ended June 30, 2011 increased to $63.5 million, as compared to $39.6 million in the comparable 2010 period, due to the net increase in cost of revenues and other operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2011 included patent-related acquisition costs totaling $1.8 million, as compared to $2.3 million in the comparable 2010 period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2011 included net proceeds from the sale of common stock totaling $175.2 million, as described above. Net cash provided by financing activities during the six months ended June 30, 2011 also included proceeds from exercises of stock options totaling$404,000, as compared to $4,673,000 in the comparable 2010 period. Net cash provided by financing activities during the six months ended June 30, 2011 also included $877,000 in capital contributions to the Acacia IP Fund, offset by distributions to non-controlling interests totaling $2,897,000. Distributions to non-controlling interests totaled $2,788,000 for the six months ended June 30, 2010.

 Working Capital

Working capital at June 30, 2011 increased to $291.4 million, compared to $92.3 at December 31, 2010.  The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable.  Refer to “Liquidity and Capital Resources - Cash and Investments” above for a discussion of the impact of activities related to cash and investments on working capital for the periods presented.

Consolidated accounts receivable from licensees increased to $20.4 million at June 30, 2011, compared to $8.0 million at December 31, 2010.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods.

Consolidated royalties and contingent legal fees payable increased to $22.7 million at June 30, 2011, compared to $12.8 million at December 31, 2010.  Royalties and contingent legal fees payable balances fluctuate based on the factors described above and the timing of payment of current and prior period royalties and contingent legal fees payable to inventors and outside attorneys, respectively.

The majority of accounts receivable from licensees at June 30, 2011 were collected or scheduled to be collected in the third quarter of 2011, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the third quarter of 2011, upon receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $7.6 million at June 30, 2011, from $7.1 million at December 31, 2010, due primarily to the related timing of payments to attorneys and other vendors, and an increase in accrued variable performance based compensation charges.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2011.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of June 30, 2011:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$3,572	$301	$1,497	$1,408	$366
Scheduled patent acquisition related payments	1,550	1,050	250	250	—
Payments to consultants	500	350	150	—	—
Total contractual obligations	$5,622	$1,701	$1,897	$1,658	$366

As of June 30, 2011, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in our consolidated balance sheets included in this report.

Recent Accounting Pronouncements

Refer to Note 8 to the consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. As of June 30, 2011, our investments were comprised of money market funds and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of June 30, 2011.  Refer to “Liquidity and Capital Resources” and Note 6 to the consolidated financial statements included in this report for additional information.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation and under the supervision of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.*
*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By: /s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer

By: /s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer and Treasurer

Date:     August 1, 2011

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.*
*Furnished herewith