Form 10-Q
period 2011-09-30
ACACIA RESEARCH CORP
filed 2011-10-28
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

As of October 27, 2011, 42,913,001 shares of the registrant's common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$310,663	$102,515
Short-term investments	6,514	—
Accounts receivable	32,560	7,987
Prepaid expenses and other current assets	927	1,679
Total current assets	350,664	112,181

Property and equipment, net of accumulated depreciation	232	135
Patents, net of accumulated amortization	14,665	19,803
Investments - noncurrent	1,956	2,001
Other assets	467	664
	$367,984	$134,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,201	$7,099
Royalties and contingent legal fees payable	37,050	12,760
Total current liabilities	44,251	19,859
Other liabilities	608	1,072
Total liabilities	44,859	20,931
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 42,873,001 and 36,029,068 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	43	36
Additional paid-in capital	382,576	197,026
Accumulated comprehensive loss	(1,913)	—
Accumulated deficit	(59,189)	(86,191)
Total Acacia Research Corporation stockholders' equity	321,517	110,871
Noncontrolling interests in operating subsidiaries	1,608	2,982
Total stockholders' equity	323,125	113,853
	$367,984	$134,784

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$50,585	$63,949	$151,461	$118,727
Operating costs and expenses:
Cost of revenues:
Inventor royalties	15,592	14,508	37,269	21,296
Contingent legal fees	12,328	9,739	34,734	17,611
Litigation and licensing expenses - patents	3,501	2,890	10,800	11,019
Amortization of patents	1,946	1,963	8,318	5,542
Verdict insurance proceeds	(12,451)	—	(12,451)	—
Verdict insurance proceeds related costs	7,661	—	7,661	—
Marketing, general and administrative expenses (including non-cash stock compensation expense of $3,568 and $9,891 for the three and nine months ended September 30, 2011, respectively, and $1,615 and $5,574 for the three and nine months ended September 30, 2010, respectively)	8,748	6,353	27,031	18,741
Research, consulting and other expenses - business development	850	461	2,893	1,286
Total operating costs and expenses	38,175	35,914	116,255	75,495
Operating income	12,410	28,035	35,206	43,232

Interest and investment income	25	44	78	83
Income from operations before provision for income taxes	12,435	28,079	35,284	43,315
Provision for income taxes	(182)	(297)	(7,636)	(605)
Net income including noncontrolling interests in operating subsidiaries	12,253	27,782	27,648	42,710
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	257	(3,107)	(646)	(3,389)
Net income attributable to Acacia Research Corporation	$12,510	$24,675	$27,002	$39,321

Net income per common share attributable to Acacia Research Corporation:
Basic earnings per share	$0.30	$0.75	$0.69	$1.24
Diluted earnings per share	$0.29	$0.70	$0.66	$1.14
Weighted average number of shares outstanding, basic	41,292,819	32,794,553	39,178,952	31,776,074
Weighted average number of shares outstanding, diluted	42,857,880	35,105,353	40,733,813	34,448,666

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$27,648	$42,710
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	8,393	5,608
Non-cash stock compensation	9,891	5,574
Gain on investments	(15)	—
Changes in assets and liabilities:
Accounts receivable	(24,573)	(33,870)
Prepaid expenses and other assets	949	(707)
Accounts payable and accrued expenses	(737)	82
Royalties and contingent legal fees payable	24,290	12,460
Deferred revenues	—	(1,510)

Net cash provided by operating activities	45,846	30,347

Cash flows from investing activities:
Purchases of property and equipment	(172)	(39)
Purchase of available-for-sale investments	(8,427)	—
Sale of available-for-sale investments	60	—
Patent acquisition costs	(2,805)	(3,074)

Net cash used in investing activities	(11,344)	(3,113)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	175,232	—
Distributions to noncontrolling interests in operating subsidiary	(2,897)	(2,788)
Contributions from noncontrolling interests in operating subsidiary	877	444
Excess tax benefits from stock-based compensation	23	—
Proceeds from exercises of stock options	411	6,801

Net cash provided by financing activities	173,646	4,457

Increase in cash and cash equivalents	208,148	31,691

Cash and cash equivalents, beginning	102,515	51,735

Cash and cash equivalents, ending	$310,663	$83,426

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

Acacia's operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia's operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia's operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia's operating subsidiaries own or control the rights to over 192 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries ("noncontrolling interests") are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of income. Refer to the accompanying consolidated financial statements for total noncontrolling interests and net income attributable to noncontrolling interests for the applicable periods presented. For the periods presented, net (income) loss attributable to noncontrolling interests in operating subsidiaries was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net income attributable to noncontrolling interests in operating subsidiary(1)	$—	$(3,107)	$—	$(3,389)
Net (income) loss attributable to noncontrolling interests in operating subsidiary - Acacia IP Fund	257	—	(646)	—
Total net (income) loss attributable to noncontrolling interests in operating subsidiaries	$257	$(3,107)	$(646)	$(3,389)
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

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's financial position as of September 30, 2011, and results

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of its operations and its cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia's patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties and the amortization of patent-related acquisition costs.  These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of income.

Inventor Royalties and Contingent Legal Expenses. Inventor royalties are expensed in the consolidated statements of income in the period that the related revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by Acacia's operating subsidiaries to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of income.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in amortization expense in the consolidated statements of income.

Contingent legal fees are expensed in the consolidated statements of income in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, Acacia's operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheets.

During the nine months ended September 30, 2011 and 2010, Acacia entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, a portion of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia's operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

Concentrations. Two licensees individually accounted for 59% and 26% of revenues recognized during the three months ended September 30, 2011, and three licensees individually accounted for 30%, 20% and 16% of revenues recognized during the nine months ended September 30, 2011. Two licensees individually accounted for 62% and 16% of revenues recognized during the three months ended September 30, 2010, and two licensees individually accounted for 33% and 21% of revenues recognized during the nine months ended September 30, 2010. Two licensees individually represented approximately 44% and 41% of accounts receivable at September 30, 2011. One licensee represented approximately 74% of accounts receivable at December 31, 2010.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. At September 30, 2011, all of Acacia’s investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities are included in interest income. At September 30, 2011, short term investments were comprised of equity investments in the common stock of certain technology companies, with a cost basis of $8,427,000 and an unrealized loss of $1,913,000.

Impairment of Marketable Securities. Acacia evaluates its investments in marketable securities for potential impairment, employing a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence. If the cost or carrying value of an investment exceeds its estimated fair value, the Company evaluates, among other factors, general market conditions, credit quality of instrument issuers, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold, or plans or ability to sell. Fair value is estimated based on publicly available market information or other estimates determined by management. Investments are considered to be impaired when a decline in fair value is estimated to be other-than-temporary. Acacia reviews impairments associated with its investments in marketable securities and determines the classification of any impairment as temporary or other-than-temporary.   An impairment is deemed other-than-temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of such evidence, the carrying amount of the investment is recoverable within a reasonable period of time. For investments classified as available-for-sale, unrealized losses that are other-than-temporary are recognized in the consolidated statements of income.

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

The provision for income taxes for interim periods is determined using an estimate of Acacia's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.  For the nine months ended September 30, 2011, the provision for income taxes related primarily to Korean foreign withholding taxes totaling $7,586,000, withheld by the applicable tax authority pursuant to the requirements of the applicable Income Tax Convention, on payments in connection with certain revenue arrangements executed during the nine months ended September 30, 2011. Excluding the impact of foreign withholding taxes, the 2011 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.  For the three and nine months ended September 30, 2010, the provision for income taxes related primarily to state tax liabilities in jurisdictions where Acacia or certain of Acacia's operating subsidiaries file separate state tax returns.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Weighted-average common shares outstanding - basic	41,292,819	32,794,553	39,178,952	31,776,074
Dilutive effect of Equity-based Incentive Awards	1,565,061	2,310,800	1,554,861	2,672,592
Weighted-average common shares outstanding - diluted	42,857,880	35,105,353	40,733,813	34,448,666

Anti-dilutive Equity-based Incentive Awards excluded from the computation of diluted income per share	30,000	64,768	46,560	250,336

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PATENTS

Acacia's only identifiable intangible assets at September 30, 2011 and December 31, 2010 are patents and patent rights.  Patent-related accumulated amortization totaled $34,904,000 and $31,198,000 as of September 30, 2011 and December 31, 2010, respectively.

Acacia's patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia's patents and patent rights is five years.  As of September 30, 2011, scheduled annual aggregate amortization expense is estimated to be $1,163,000 for the remainder of 2011, $3,236,000 in 2012, $3,021,000 in 2013, $2,832,000 in 2014 and $2,420,000 in 2015.  For all periods presented, all acquired intangible assets were subject to amortization.

For the nine months ended September 30, 2011 and 2010, Acacia paid patent and patent rights acquisition costs totaling $2,805,000 and $3,074,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years. Included in net additions to capitalized patent costs during the nine months ended September 30, 2011 are accrued future patent acquisition costs totaling $825,000, which management expects to incur pursuant to the terms of the underlying patent acquisition agreements. Accrued future patent acquisition costs are amortized over the estimated economic useful life of the related patents acquired.

During the nine months ended September 30, 2011 and 2010, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds pursuant to the provisions of the underlying inventor agreements, prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs for the nine months ended September 30, 2011 and 2010 totaled $4,069,000 and $1,267,000, respectively.

During the nine months ended September 30, 2011 and 2010, as provided for in the underlying agreements, certain of Acacia's operating subsidiaries elected to terminate rights to certain patent portfolios, resulting in the acceleration of amortization expense for the patent related assets totaling $101,000 and $338,000, respectively.

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

Creative Internet Advertising Corporation ("CIAC"), an operating subsidiary of Acacia, received a $12,451,000 million final judgment stemming from its May 2009 trial verdict and corresponding damages award in its patent infringement lawsuit with Yahoo! Inc. Yahoo! Inc. appealed the verdict, and in April 2011, a three Judge panel of the United States Court of Appeals for the Federal Circuit reversed the District Court's judgment of infringement in a 2 to 1 decision.

In 2009, CIAC purchased a specific contingency insurance policy under which the insurer agreed to indemnify CIAC for covered losses incurred as a result of a final adjudication entered in the underlying litigation which resulted in a revised final judgment amount that was less than the $12,451,000 final judgment covered under the policy (hereinafter referred to as "verdict insurance"). As a result of the reversal of the District Court's judgment, in September 2011, CIAC submitted a claim under the insurance policy and received $12,451,000 in verdict insurance proceeds. Verdict insurance proceeds related costs include $2,887,000 of inventor royalties, $3,966,000 of contingent legal fees and $808,000 in other costs associated with the verdict insurance policy and related proceeds received.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of September 30, 2011 and December 31, 2010, Acacia held investment grade auction rate securities with a par value totaling $2,425,000 and $2,485,000, respectively, consisting of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, which are reflected at estimated fair value.

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

The fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of September 30, 2011.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia's auction rate securities was also considered when possible.

Acacia has classified its auction rate securities as noncurrent assets in the accompanying consolidated balance sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $296,000 and $263,000 in the consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $73,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of September 30, 2011 and December 31, 2010, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $469,000 and $484,000, respectively.

The following table presents the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Balance as of July 1 and January 1, respectively	$1,975	$2,152	$2,001	$2,152
Total gains (realized or unrealized):
Recognized gains included in earnings (1)	6	—	15	—
Settlements	(25)	—	(60)	—
Balance as of September 30	$1,956	$2,152	$1,956	$2,152
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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,050 license agreements executed to date across 108 of our technology licensing programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 192 patent portfolios, which include U.S. patents, and certain foreign counterparts covering technologies used in a wide variety of industries.

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

Operating activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues and other operating income (in thousands)	$63,036	$63,949	$163,912	$118,727
New agreements executed	24	51	88	180
Licensing and enforcement programs generating revenues and other operating income	22	36	49	52
Licensing and enforcement programs with initial revenues	4	12	17	27
New patent portfolios	8	4	25	27
Cumulative number of licensing and enforcement programs generating revenues and other operating income - inception to date	108	87	108	87

Our revenues have historically fluctuated quarterly, and can vary significantly, based on the dollar amount of agreements executed each period, fluctuations in the total number of agreements executed each period, the number of patented technology portfolios owned or controlled by our operating subsidiaries, the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights, the number of active licensing and enforcement programs, the relative maturity of active licensing programs during the applicable periods and other external factors.  Additional factors impacting the amount of revenues recognized each period are discussed below.  Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues and other operating income recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues, including other operating income, were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues and Other Operating Income	% Change

September 30, 2011	$177,014	(1)%
June 30, 2011	177,927	16%
March 31, 2011	153,187	16%
December 31, 2010	131,829	(5)%
September 30, 2010	138,585	53%

Revenues and other operating income for the nine months ended September 30, 2011 included fees or proceeds from or related to, the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	MEMS technology(1)(2)
•	Camera Support technology	•	Messaging technology(1)
•	Catheter Insertion technology(1)	•	Microprocessor Enhancement technology
•	Computer Architecture and Power Management technology(1)	•	Mobile Computer Synchronization technology
•	Computer Graphics technology	•	Network Remote Access technology
•	Database Retrieval technology(1)	•	NOR Flash technology(1)
•	DDR SDRAM technology(1)	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology	•	Optical Recording technology(1)
•	Digital Video Enhancement technology	•	Optical Switching technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Power Management Within Integrated Circuits technology(1)
•	DRAM Memory architecture technology	•	Power-over-Ethernet technology(1)(2)
•	Electronic Message Advertising technology	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology	•	Semiconductor Manufacture technology(1)(2)
•	High Performance Computer Architecture technology	•	Shape Memory Alloys technology(1)
•	Image Resolution Enhancement technology	•	Short Messaging in Cellular Telephony technology
•	Improved Commercial Print technology	•	Storage technology
•	Improved Lighting technology	•	Targeted Content Delivery technology(1)(2)
•	Interactive Mapping technology	•	Telematics technology
•	Lighting Ballast technology	•	User Programmable Engine Control technology(1)
•	Lighting Control technology(1)	•	Video Encoding technology(1)
•	Location Based Services technology	•	Virtual Server technology
•	Location Based Services technology	•	Visual Data Evaluation technology
•	Magnetic Storage technology(1)	•	Website Crawling technology
•	Manufacturing Data Transfer technology
__________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2011.
(2)	Initial revenues recognized during the three months ended September 30, 2011.

Revenues for the nine months ended September 30, 2010 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Item Identification technology(1) (2)
•	Authorized Spending Accounts technology	•	Lighting Ballast technology
•	Automatic Image Labeling technology(1) (2)	•	Location Based Services technology
•	Business Process Modeling (BPM) technology(1)	•	Medical Image Stabilization technology
•	Camera Support technology(1) (2)	•	Medical Monitoring technology(1)
•	Child-friendly Secure Mobile Phones technology	•	Mobile Computer Synchronization technology(1) (2)
•	Compiler technology(1)	•	Mutli-Dimensional Database Compression technology
•	Computer Graphics technology(1) (2)	•	Network Monitoring technology(1)
•	Credit Card Fraud Protection technology	•	Network Remote Access technology(1)
•	Database Access technology	•	Online Ad Tracking technology(1) (2)
•	Database Management technology	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology(1) (2)	•	Online Newsletters with Links technology(1)
•	Digital Video Enhancement technology(1)	•	Online Promotion technology
•	Disk Array Systems & Storage Area Network technology(1)	•	Picture Archiving & Communications System technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Records Management technology(1)
•	DRAM Memory Architecture technology(1) (2)	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology(1)	•	Short Messaging in Cellular Telephony technology(1) (2)
•	File Locking In Shared Storage Networks technology	•	Software Installation technology(1)
•	High Performance Computer Architecture technology	•	Storage technology
•	Image Resolution Enhancement technology	•	Telematics technology
•	Improved Commercial Print technology(1) (2)	•	Virtual Computer Workspace technology
•	Improved Lighting technology(1)	•	Virtual Server technology
•	Information Portal Software technology(1) (2)	•	Visual Data Evaluation technology(1)
•	Interactive Mapping technology(1)	•	Website Crawling technology(1)
•	Internet Radio Advertising technology	•	Wireless Multimedia technology(1) (2)
________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2010.
(2)	Initial revenues recognized during the three months ended September 30, 2010.

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change

Revenues	$50,585	$63,949	(21)%	$151,461	$118,727	28%
Verdict insurance proceeds	12,451	—	100%	12,451	—	100%
Total revenues and other operating income	63,036	63,949	(1)%	163,912	118,727	38%

Operating costs and expenses	50,626	35,914	41%	128,706	75,495	70%
Operating income	12,410	28,035	(56)%	35,206	43,232	(19)%
Provision for income taxes	(182)	(297)	(39)%	(7,636)	(605)	*
Net income attributable to noncontrolling interests in operating subsidiary**	—	(3,107)	(100)%	—	(3,389)	(100)%
Net income attributable to Acacia Research Corporation	12,510	24,675	(49)%	27,002	39,321	(31)%
_________________
* Percentage change in excess of 300%
** Refer to Note 1 to the consolidated financial statements included in this report for additional information.

Overview - Three months ended September 30, 2011 compared with the three months ended September 30, 2010

•	Revenues and other operating income decreased $913,000, or 1%, to $63.0 million, as compared to $63.9 million in the prior year period.

•
Other operating income includes verdict insurance proceeds totaling $12.5 million received during the three months ended September 30, 2011, as described under "Consolidated Results of Operations" below.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net (income) attributable to noncontrolling interests in operating subsidiary, or noncontrolling interests, contingent legal fees, and applicable verdict insurance proceeds related costs, on a combined basis, increased $7.4 million, or 27%, as compared to the 1% decrease in related revenues and other operating income primarily due to no inventor royalty or contingent legal fee arrangement obligations associated with certain of the revenues generated during the three months ended September 30, 2010, as compared to the revenues and other operating income generated during the three months ended September 30, 2011 and, in the aggregate, higher contingent legal fee expenses associated with the patent portfolio programs generating revenues and other operating income during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

◦	Verdict insurance proceeds related costs totaled $7.7 million, as described under "Consolidated Results of Operations" below.

◦
Litigation and licensing expenses-patents increased $611,000, or 21%, to $3.5 million, due primarily to higher net levels of litigation support, third-party technical consulting and professional expert expenses associated with our investment in new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased $2.4 million, or 38%, to $8.7 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the three months ended September 30, 2011.

◦
Research, consulting and other expenses-business development increased $389,000, or 84%, to $850,000, due primarily to a net increase in third-party research, consulting and other due diligence related costs incurred in connection with the identification, review, and assessment of patent portfolio acquisition opportunities during the three months ended September 30, 2011.

Overview - Nine months ended September 30, 2011 compared with the nine months ended September 30, 2010

•
Revenues and other operating income increased $45.2 million, or 38%, to $163.9 million, due primarily to an increase in the average revenue per executed agreement, which was partially offset by a decrease in the number of agreements executed, during the nine months ended September 30, 2011. Other operating income includes verdict insurance proceeds totaling $12.5 million received during the three months ended September 30, 2011, as described under "Consolidated Results of Operations" below.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, noncontrolling interests, contingent legal fees, and applicable verdict insurance proceeds related costs, on a combined basis, increased $36.6 million, or 86%, reflecting the increase in related revenues and other operating income for the nine months ended September 30, 2011. In addition, the percentage increase was greater than the percentage increase in related revenues and other operating income primarily due to no inventor royalty or contingent legal fee arrangement obligations associated with certain of the revenues generated during the nine months ended September 30, 2010, and in the aggregate, higher contingent legal fee arrangement obligations associated with the portfolios generating revenues and other operating income during the nine months ended September 30, 2011.

◦	Verdict insurance proceeds related costs totaled $7.7 million, as described under "Consolidated Results of Operations" below.

◦
Litigation and licensing expenses-patents decreased $219,000, or 2%, to $10.8 million, due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred in connection with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased $8.3 million, or 44%, to $27.0 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the nine months ended September 30, 2011, an increase in annual one-time variable performance based compensation charges, an increase in other variable performance based compensation charges, a net increase in business development, engineering and other personnel since the end of the prior year period, and a net increase in corporate, general and administrative costs.

◦
Patent amortization increased $2.8 million, or 50%, to $8.3 million, due primarily to a net increase in the acceleration of scheduled patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the nine months ended September 30, 2011, and scheduled amortization on patent related assets acquired subsequent to the end of the prior year period.

◦
The increase in provision for income taxes reflects the impact of Korean foreign withholding taxes withheld by the applicable tax authority pursuant to the requirements of the applicable Income Tax Convention, on payments in connection with certain licensing arrangements executed during the nine months ended September 30, 2011.

◦
Research, consulting and other expenses-business development increased $1.6 million, or 125%, due primarily to a net increase in third-party research, consulting and other due diligence related costs incurred in connection with the identification, review, and assessment of patent portfolio acquisition opportunities during the nine months ended September 30, 2011.

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of September 30, 2011, December 31, 2010, and September 30, 2010, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 192, 171 and 160 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the nine months ended September 30, 2011, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 25 patent portfolios covering a variety of applications, including the following:

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

•	Mobile Computer Synchronization. This patented technology relates to mobile applications for use in smartphones and other wireless computing devices.

•
Additional Patent Portfolios Acquired. We also acquired, or acquired the rights to, additional patent portfolios related to Radiation Therapy technology, Prescription Lens technology, Application Authentication technology, DDR SDRAM technology, Power-over-Ethernet technology, Targeted Marketing technology, Targeted Internet Advertising technology, Microprocessor and DSP technology, Data Compression technology, Heart-Lung Machine technology, Voice-Over-IP technology, HDTV technology, Mobile Communications technology, DRAM technology, Advanced Memory and Processor technology, 3G & 4G Wireless technology, Domain Name Redirection technology, Printer Document Assembly technology, Semiconductor Processing technology, Semiconductor Packaging technology, Computer-Aided Design technology and Heart Valve technology.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of September 30, 2011, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Revenue and Other Operating Income (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$50,585	$63,949	$151,461	$118,727
Verdict insurance proceeds	12,451	—	12,451	—
	$63,036	$63,949	$163,912	$118,727

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

Other Operating Income - Verdict Insurance Proceeds. Creative Internet Advertising Corporation, or CIAC, an operating subsidiary of Acacia Research Corporation, received a $12.5 million final judgment stemming from its May 2009 trial verdict and corresponding damages award in its patent infringement lawsuit with Yahoo! Inc. Yahoo! Inc. appealed the verdict, and in April 2011, a three Judge panel of the United States Court of Appeals for the Federal Circuit reversed the District Court's judgment of infringement in a 2 to 1 decision.

In 2009, CIAC purchased a specific contingency insurance policy under which the insurer agreed to indemnify CIAC for covered losses incurred as a result of a final adjudication entered in the underlying litigation, which resulted in a revised final judgment amount that was less than the $12.5 million final judgment covered under the policy (herein referred to as "verdict insurance"). As a result of the reversal of the District Court's judgment, in September 2011, CIAC submitted a claim under the insurance policy and received $12.5 million in verdict insurance proceeds.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

New agreements executed	24	51	88	180
Licensing and enforcement programs with initial revenues	4	12	17	27

Two licensees individually accounted for 59% and 26% of revenues recognized during the three months ended September 30, 2011, and three licensees individually accounted for 30%, 20% and 16% of revenues recognized during the nine months ended September 30, 2011. Two licensees individually accounted for 62% and 16% of revenues recognized during the three months ended September 30, 2010, and two licensees individually accounted for 33% and 21% of revenues recognized during the nine months ended September 30, 2010.

On a consolidated basis, as of September 30, 2011, 108 of our licensing programs had begun generating revenues and other operating income, up from 91 as of December 31, 2010, and 87 as of September 30, 2010.

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

The increase in revenues and other operating income for the three and nine months ended September 30, 2011 was due primarily to an increase in the average revenue per executed agreement, which was partially offset by a decrease in the number of agreements executed.

Cost of Revenues and Other Operating Income (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of revenues and other operating income:
Inventor royalties**	$18,479	$14,508	$40,156	$21,296
Contingent legal fees**	16,294	9,739	38,700	17,611
Other verdict insurance related costs	808	—	808	—
Net income attributable to noncontrolling interests in operating subsidiary*	—	(3,107)	—	(3,389)
_________________
* Refer to Note 1 to the consolidated financial statements included in this report for additional information.
**Includes inventor royalties and contingent legal fees associated with the verdict insurance policy and related proceeds received, as described below.

Inventor Royalties, Noncontrolling Interests and Contingent Legal Fees Expense.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, these costs fluctuate period to period, based on the amount of revenues and other operating income recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues and other operating income each period.

Verdict Insurance Proceeds Related Costs. Verdict insurance proceeds related costs include $2.9 million of inventor royalties, $4.0 million of contingent legal fees and $808,000 in other costs associated with the verdict insurance policy and related proceeds received, as described above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011 vs. 2010		2011 vs. 2010

Increase (decrease) in revenues and other operating income	(1)%		38%
Increase in inventor royalties and noncontrolling interests(c)	5%	(a)	63%	(a)
Increase in contingent legal fees expense(c)	67%	(b)	120%	(b)
Increase in inventor royalties expense, noncontrolling interests, contingent legal fees expense(c)	27%	(a), (b)	86%	(a), (b)

	Three Months Ended September 30,			Nine Months Ended September 30,
As a Percentage of Revenue:	2011	2010		2011	2010

Inventor royalties and noncontrolling interests(c)	29%	28%	(a)	24%	21%	(a)
Contingent legal fees expense(c)	26%	15%	(b)	24%	15%	(b)
Inventor royalties, noncontrolling interests, contingent legal fees(c)	55%	43%	(a),(b)	48%	36%	(a),(b)
______________________

(a)
The percentage increase in inventor royalties and noncontrolling interests was greater than the percentage increase in revenues and other operating income for the periods presented, primarily due to a portion of revenues recognized during the three and nine months ended September 30, 2010 having no corresponding inventor royalty arrangement obligations.

(b)
The percentage increase in contingent legal fees expense was greater than the percentage increase in revenues and other operating income for the periods presented primarily due to a portion of revenues recognized during the three and nine months ended September 30, 2010 having no corresponding contingent legal fee arrangement obligations, and in addition, in the aggregate, higher contingent legal fee arrangement obligations associated with the portfolios generating revenues and other operating income during the three and nine months ended September 30, 2011, as compared to the three and nine months ended September 30, 2010.

(c)	Includes inventor royalties and contingent legal fees associated with the verdict insurance proceeds received, as described above.

Certain revenue agreements with unrelated third parties entered into in the nine months ended September 30, 2011 and 2010 resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements. Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Litigation and licensing expenses - patents	$3,501	$2,890	$10,800	$11,019
Amortization of patents	1,946	1,963	8,318	5,542

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

Litigation and licensing expenses-patents increased for the three month periods presented due primarily to higher net levels of litigation support, third-party technical consulting and professional expert expenses associated with our investment in new licensing and enforcement programs commenced since the end of the prior year period.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The increase for the nine month period presented was due primarily to a net increase in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the nine months ended September 30, 2011 and a net increase in scheduled patent amortization expense related to patent portfolios acquired since the end of the prior year period. For the nine months ended

September 30, 2011 and 2010, accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $4.1 million and $1.3 million, respectively.

Operating Expenses (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Marketing, general and administrative expenses (including non-cash stock compensation expense of $3,568 and $9,891 for the three and nine months ended September 30, 2011, respectively, and $1,615 and $5,574 for the three and nine months ended September 30, 2010, respectively)	$8,748	$6,353	$27,031	$18,741

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

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2011 vs. 2010	2011 vs. 2010

Addition of business development, engineering and other personnel costs	$573	$1,597
Increase in annual variable performance-based compensation and other variable performance-based compensation costs	—	1,774
Corporate, general and administrative costs	(131)	602
Non-cash stock compensation expense	1,953	4,317

Income Taxes (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Provision for income taxes	$182	$297	$7,636	$605
Effective tax rate	1%	1%	22%	1%

Provision for Income Taxes. The increase in our effective tax rate for the nine month periods presented reflects the impact of Korean foreign withholding taxes totaling $7.6 million, which were withheld by the applicable tax authority pursuant to the requirements of the applicable Income Tax Convention, on payments in connection with certain licensing arrangements executed during the nine months ended September 30, 2011. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. We continue to record a full valuation allowance against our net deferred tax assets due to management's determination that the criteria for recognition have not been met. As a result, amounts related to foreign taxes withheld are reflected in tax expense for the nine months ended September 30, 2011.

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

Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least October 2012 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2011.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us.

In August 2010, a wholly owned subsidiary of our company became the general partner of the Acacia Intellectual Property Fund, L.P., or Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $319.1 million at September 30, 2011, compared to $104.5 million at December 31, 2010.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net cash provided by (used in):
Operating activities	$45,846	$30,347
Investing activities	(11,344)	(3,113)
Financing activities	173,646	4,457

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2011 increased to $139.5 million, from $83.4 million in the comparable 2010 period, primarily reflecting the net increase in revenues and other operating income for the same periods, as discussed above.  Cash outflows from operations for the nine months ended September 30, 2011 increased to $93.6 million, as compared to $53.1 million in the comparable 2010 period, due to the net increase in cost of revenues and other operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2011 included patent-related acquisition costs totaling $2.8 million, as compared to $3.1 million in the comparable 2010 period. Purchases of short term investments totaled $8.4 million for the nine months ended September 30, 2011.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the nine months ended September 30, 2011 included net proceeds from the sale of common stock totaling $175.2 million, proceeds from exercises of stock options totaling $411,000, $877,000 in capital contributions from non-controlling interests, and distributions to non-controlling interests totaling $2.9 million. Net cash provided by financing activities during the nine months ended September 30, 2010 included proceeds from exercises of stock options totaling $6.8 million, $444,000 in capital contributions from non-controlling interests, and distributions to non-controlling interests totaling $2.8 million.

 Working Capital

Working capital at September 30, 2011 increased to $306.4 million, compared to $92.3 at December 31, 2010. Consolidated accounts receivable from licensees increased to $32.6 million at September 30, 2011, compared to $8.0 million at December 31, 2010. Consolidated royalties and contingent legal fees payable increased to $37.1 million at September 30, 2011, compared to $12.8 million at December 31, 2010.

The majority of accounts receivable from licensees at September 30, 2011 were collected or scheduled to be collected in the fourth quarter of 2011, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2011 or first quarter of 2012, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2011.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of September 30, 2011:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$3,391	$120	$1,497	$1,408	$366
Scheduled patent acquisition related payments	1,325	825	250	250	—
Payments to consultants	300	150	150	—	—
Total contractual obligations	$5,016	$1,095	$1,897	$1,658	$366

As of September 30, 2011, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in our consolidated balance sheets included in this report.

Recent Accounting Pronouncements

Refer to Note 8 to the consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. In addition, we sometimes invest in marketable equity securities for strategic purposes related to our patent based businesses. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interests rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the investments to fluctuate. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. However, to the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate market risk with respect to such securities through hedging activities.

As of September 30, 2011, our investments were comprised of money market funds (included in cash and cash equivalents in the accompanying consolidated balance sheets), auction rate securities (included in noncurrent investments in the accompanying consolidated balance sheets) and strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of September 30, 2011). In general, money market funds are not subject to interest rate risk or market risk. Accordingly, a 100 basis point increase in interests rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Similarly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a direct material impact on the value of our auction rate securities, although auction rate securities may generally be subject to greater market risk than money market funds. Marketable equity securities are subject to increased market risk sensitivity, but are not directly impacted by interest rate risk. To determine reasonably possible decreases in the value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 10% in the value of the United States equity markets, the aggregate value of our marketable equity investments could decrease by approximately 13%. Refer to “Liquidity and Capital Resources” and Note 6 to the consolidated financial statements included in this report for additional information.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2011) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:     October 28, 2011

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