Form 10-Q/A
period 2011-09-30
ACACIA RESEARCH CORP
filed 2012-02-29
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
Acacia Research Corporation (“the Company”) is filing this Amendment No. 1 (“Amended Form 10-Q”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 28, 2011 (the “Original Form 10-Q”), to restate the Company’s unaudited condensed consolidated financial statements for the three and nine month period ended September 30, 2011 and amend related disclosures in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the original Form 10-Q.
The Original Form 10-Q included $182,000 and $7.6 million of tax expense for the three and nine month periods ended September 30, 2011, respectively. During the Company’s 2011 year-end close procedures, based on new information, the Company determined that certain net operating loss carry forwards related to the 2000 tax year included in the Company's 2001 tax return (prepared by external advisors) and relied upon in connection with the calculation of tax expense for the three and nine months ended September 30, 2011, were subsequently determined to be currently unsupported. As a result, the Company is filing this Amended Form 10-Q to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the following:

•
Tax expense for the three and nine months ended September 30, 2011 has been increased by $1.7 million. The change reflects an increase in noncash tax expense for the applicable periods. The offsetting adjustment was credited to additional paid-in capital, not taxes payable, and accordingly does not reflect cash taxes payable.

•
Net income attributable to Acacia Research Corporation for the three months ended September 30, 2011 has been reduced by $1.7 million to $10.8 million or $0.25 per share, from $12.5 million or $0.29 per share and;

•
Net income attributable to Acacia Research Corporation for the nine months ended September 30, 2011 has been reduced by $1.7 million to $25.3 million, or $0.62 per share, from $27.0 million or $0.66 per share.

•
No financial statements prior to the financial statements for the quarterly period ended September 30, 2011 were affected by the issue described above. The effect on disclosures prior to the quarterly period ended September 30, 2011 was not material.

This Amended Form 10-Q also includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The Company has not modified or updated the disclosures presented in the Original Form 10-Q, except as required to specifically reflect the effects of the restatement in the Amended Form 10-Q. Accordingly, this Amended Form 10-Q does not reflect other events occurring after the Original Form 10-Q, nor does it modify or update any disclosures affected by such subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Form 10-Q.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2011	December 31, 2010
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$310,663	$102,515
Short-term investments	6,514	—
Accounts receivable	32,560	7,987
Prepaid expenses and other current assets	927	1,679
Total current assets	350,664	112,181

Property and equipment, net of accumulated depreciation	232	135
Patents, net of accumulated amortization	14,665	19,803
Investments - noncurrent	1,956	2,001
Other assets	467	664
	$367,984	$134,784

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,201	$7,099
Royalties and contingent legal fees payable	37,050	12,760
Total current liabilities	44,251	19,859
Other liabilities	608	1,072
Total liabilities	44,859	20,931
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 42,873,001 and 36,029,068 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	43	36
Additional paid-in capital	384,283	197,026
Accumulated comprehensive loss	(1,913)	—
Accumulated deficit	(60,896)	(86,191)
Total Acacia Research Corporation stockholders' equity	321,517	110,871
Noncontrolling interests in operating subsidiaries	1,608	2,982
Total stockholders' equity	323,125	113,853
	$367,984	$134,784

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Restated)		(Restated)
Revenues	$50,585	$63,949	$151,461	$118,727
Operating costs and expenses:
Cost of revenues:
Inventor royalties	15,592	14,508	37,269	21,296
Contingent legal fees	12,328	9,739	34,734	17,611
Litigation and licensing expenses - patents	3,501	2,890	10,800	11,019
Amortization of patents	1,946	1,963	8,318	5,542
Verdict insurance proceeds	(12,451)	—	(12,451)	—
Verdict insurance proceeds related costs	7,661	—	7,661	—
Marketing, general and administrative expenses (including non-cash stock compensation expense of $3,568 and $9,891 for the three and nine months ended September 30, 2011, respectively, and $1,615 and $5,574 for the three and nine months ended September 30, 2010, respectively)	8,748	6,353	27,031	18,741
Research, consulting and other expenses - business development	850	461	2,893	1,286
Total operating costs and expenses	38,175	35,914	116,255	75,495
Operating income	12,410	28,035	35,206	43,232

Interest and investment income	25	44	78	83
Income from operations before provision for income taxes	12,435	28,079	35,284	43,315
Provision for income taxes	(1,889)	(297)	(9,343)	(605)
Net income including noncontrolling interests in operating subsidiaries	10,546	27,782	25,941	42,710
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	257	(3,107)	(646)	(3,389)
Net income attributable to Acacia Research Corporation	$10,803	$24,675	$25,295	$39,321

Net income per common share attributable to Acacia Research Corporation:
Basic earnings per share	$0.26	$0.75	$0.65	$1.24
Diluted earnings per share	$0.25	$0.70	$0.62	$1.14
Weighted average number of shares outstanding, basic	41,292,819	32,794,553	39,178,952	31,776,074
Weighted average number of shares outstanding, diluted	42,857,880	35,105,353	40,733,813	34,448,666

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Restated)
Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$25,941	$42,710
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	8,393	5,608
Non-cash stock compensation	9,891	5,574
Gain on investments	(15)	—
Changes in assets and liabilities:
Accounts receivable	(24,573)	(33,870)
Prepaid expenses and other assets	949	(707)
Accounts payable and accrued expenses	(737)	82
Royalties and contingent legal fees payable	24,290	12,460
Deferred revenues	—	(1,510)

Net cash provided by operating activities	44,139	30,347

Cash flows from investing activities:
Purchases of property and equipment	(172)	(39)
Purchase of available-for-sale investments	(8,427)	—
Sale of available-for-sale investments	60	—
Patent acquisition costs	(2,805)	(3,074)

Net cash used in investing activities	(11,344)	(3,113)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	175,232	—
Distributions to noncontrolling interests in operating subsidiary	(2,897)	(2,788)
Contributions from noncontrolling interests in operating subsidiary	877	444
Excess tax benefits from stock-based compensation	1,730	—
Proceeds from exercises of stock options	411	6,801

Net cash provided by financing activities	175,353	4,457

Increase in cash and cash equivalents	208,148	31,691

Cash and cash equivalents, beginning	102,515	51,735

Cash and cash equivalents, ending	$310,663	$83,426

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Restated)

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

Income Taxes (Restated).  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia's consolidated financial statements or consolidated tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

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

The increase for the periods presented also reflects the impact of the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards during the three and nine months ended September 30, 2011. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for such instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for such instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital. The deduction related to the exercise and vesting of equity-based incentive awards is available to offset taxable income, if any, on our 2011 and future consolidated tax returns. Accordingly, the noncash tax expense calculated without the benefit related to the exercise and vesting of equity-based incentive awards during the three and nine months ended September 30, 2011, totaling approximately $1.7 million, was credited to additional paid-in capital, not taxes payable, and therefore does not reflect cash taxes payable.

For the three and nine months ended September 30, 2010, the provision for income taxes related primarily to state tax liabilities in jurisdictions where Acacia or certain of Acacia's operating subsidiaries file separate state tax returns.

At December 31, 2010, Acacia had U.S. federal and state income tax net operating loss carryforwards ("NOLs") totaling approximately $85.6 million and $61.5 million, expiring between 2020 and 2030, and 2015 and 2030, respectively. Due to uncertainties surrounding Acacia's ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOLs and credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.  RESTATEMENT OF FINANCIAL STATEMENTS

The Company restated its previously issued consolidated financial statements as of September 30, 2011 and for the three and nine months then ended, to correct errors in the accounting for intra-period tax expense. Specifically, the Company's third quarter 2011 tax provision calculations reflected the use of certain net operating loss carryforwards related to the 2000 tax year reflected in the Company's 2001 tax return (prepared by external advisors) relied on by the Company in connection with the preparation of the third quarter 2011 tax provision, that based on new information, were subsequently determined to be currently unsupported. Accordingly, the Company increased noncash tax expense by $1.7 million for the three and nine months ended September 30, 2011. The resulting offsetting adjustment was credited to additional paid-in capital, not taxes payable, and accordingly, does not reflect cash taxes payable.

The following tables summarize the effects of the restatement on the specific items presented in our historical consolidated financial statements previously included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statements of Income Data:
Provision for income taxes	$(182)	$(1,889)	$(7,636)	$(9,343)
Net income attributable to Acacia Research Corporation	12,510	10,803	27,002	25,295

Net income per common share attributable to Acacia Research Corporation:
Basic earnings per share	$0.30	$0.26	$0.69	$0.65
Diluted earnings per share	$0.29	$0.25	$0.66	$0.62

Balance Sheets Data:
Additional paid-in capital			$382,576	$384,283
Accumulated deficit			(59,189)	(60,896)

No financial statements prior to the financial statements for the quarterly period ended September 30, 2011 were affected by the issue described above. The effect on disclosures prior to the quarterly period ended September 30, 2011 was not material.

Item 1A.  RISK FACTORS

The following is a summary description of risk factors as to which there may have been a material change from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider all other information described in this report.

Any future material weaknesses or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing and other aspects of our business.

As described in Item 4 of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, we identified a material weakness as of September 30, 2011, resulting from the inclusion of certain net operating loss carry forwards related to the 2000 tax year reflected in our 2001 tax return (prepared by external advisors) relied on by us in connection with the preparation of the third quarter 2011 tax provision, that based on new information, were subsequently determined to be currently unsupported. While we had procedures and processes to apply accounting standards to complex intra period tax provision calculations, we did not have adequate resources to provide for a detailed analysis, documentation and review of the 2000 and 2001 historical tax returns giving rise to the currently unsupported tax attributes. The material weakness led to a misstatement of noncash tax expense included in the tax provision for the three and nine months ended September 30, 2011. The resulting offsetting adjustment was credited to additional paid-in capital, not taxes payable, and accordingly, does not reflect cash taxes payable. No financial statements prior to the financial statements for the quarterly period ended September 30, 2011 were affected by the issue described above. The effect on disclosures prior to the quarterly period ended September 30, 2011 was not material.

Since the date we identified this material weakness, we enhanced our processes by engaging an external tax consulting firm to assist us on a quarterly basis with the preparation and review of interim and year-end tax provision calculations with the ability and resources to research, analyze and apply complex tax accounting standards. We will continue to review the updated control structure to ensure management's plan is effective in remediating the material weakness identified. Given this material weakness, management determined that we did not maintain effective internal control over financial reporting as of September 30, 2011. The existence of one or more material weakness or significant deficiency could result in future errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, and the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

Revenues and other operating income for the nine months ended September 30, 2011 included fees or proceeds from or related to, the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	MEMS technology(1)(2)
•	Camera Support technology	•	Messaging technology(1)
•	Catheter Insertion technology(1)	•	Microprocessor Enhancement technology
•	Computer Architecture and Power Management technology(1)	•	Mobile Computer Synchronization technology
•	Computer Graphics technology	•	Network Remote Access technology
•	Database Retrieval technology(1)	•	NOR Flash technology(1)
•	DDR SDRAM technology(1)	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology	•	Optical Recording technology(1)
•	Digital Video Enhancement technology	•	Optical Switching technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Power Management Within Integrated Circuits technology(1)
•	DRAM Memory architecture technology	•	Power-over-Ethernet technology(1)(2)
•	Electronic Message Advertising technology	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology	•	Semiconductor Manufacture technology(1)(2)
•	High Performance Computer Architecture technology	•	Shape Memory Alloys technology(1)
•	Image Resolution Enhancement technology	•	Short Messaging in Cellular Telephony technology
•	Improved Commercial Print technology	•	Storage technology
•	Improved Lighting technology	•	Targeted Content Delivery technology(1)(2)
•	Interactive Mapping technology	•	Telematics technology
•	Lighting Ballast technology	•	User Programmable Engine Control technology(1)
•	Lighting Control technology(1)	•	Video Encoding technology(1)

•	Location Based Services technology	•	Virtual Server technology
•	Location Based Services technology	•	Visual Data Evaluation technology
•	Magnetic Storage technology(1)	•	Website Crawling technology
•	Manufacturing Data Transfer technology
__________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2011.
(2)	Initial revenues recognized during the three months ended September 30, 2011.

Revenues for the nine months ended September 30, 2010 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Item Identification technology(1) (2)
•	Authorized Spending Accounts technology	•	Lighting Ballast technology
•	Automatic Image Labeling technology(1) (2)	•	Location Based Services technology
•	Business Process Modeling (BPM) technology(1)	•	Medical Image Stabilization technology
•	Camera Support technology(1) (2)	•	Medical Monitoring technology(1)
•	Child-friendly Secure Mobile Phones technology	•	Mobile Computer Synchronization technology(1) (2)
•	Compiler technology(1)	•	Mutli-Dimensional Database Compression technology
•	Computer Graphics technology(1) (2)	•	Network Monitoring technology(1)
•	Credit Card Fraud Protection technology	•	Network Remote Access technology(1)
•	Database Access technology	•	Online Ad Tracking technology(1) (2)
•	Database Management technology	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology(1) (2)	•	Online Newsletters with Links technology(1)
•	Digital Video Enhancement technology(1)	•	Online Promotion technology
•	Disk Array Systems & Storage Area Network technology(1)	•	Picture Archiving & Communications System technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Records Management technology(1)
•	DRAM Memory Architecture technology(1) (2)	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology(1)	•	Short Messaging in Cellular Telephony technology(1) (2)
•	File Locking In Shared Storage Networks technology	•	Software Installation technology(1)
•	High Performance Computer Architecture technology	•	Storage technology
•	Image Resolution Enhancement technology	•	Telematics technology
•	Improved Commercial Print technology(1) (2)	•	Virtual Computer Workspace technology
•	Improved Lighting technology(1)	•	Virtual Server technology
•	Information Portal Software technology(1) (2)	•	Visual Data Evaluation technology(1)
•	Interactive Mapping technology(1)	•	Website Crawling technology(1)
•	Internet Radio Advertising technology	•	Wireless Multimedia technology(1) (2)
_____________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2010.
(2)	Initial revenues recognized during the three months ended September 30, 2010.

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2011	2010	Change	2011	2010	Change

Revenues	$50,585	$63,949	(21)%	$151,461	$118,727	28%
Verdict insurance proceeds	12,451	—	100%	12,451	—	100%
Total revenues and other operating income	63,036	63,949	(1)%	163,912	118,727	38%

Operating costs and expenses	50,626	35,914	41%	128,706	75,495	70%
Operating income	12,410	28,035	(56)%	35,206	43,232	(19)%
Provision for income taxes	(1,889)	(297)	*	(9,343)	(605)	*
Net income attributable to noncontrolling interests in operating subsidiary**	—	(3,107)	(100)%	—	(3,389)	(100)%
Net income attributable to Acacia Research Corporation	10,803	24,675	(56)%	25,295	39,321	(36)%
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

◦
Provision for income taxes increased $1.6 million to $1.9 million, due to the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards during the three months ended September 30, 2011.

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

◦
The increase in provision for income taxes reflects the impact of Korean foreign withholding taxes withheld by the applicable tax authority pursuant to the requirements of the applicable Income Tax Convention, on payments in connection with certain licensing arrangements executed during the nine months ended September 30, 2011. The increase also reflects the impact of the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards during the nine months ended September 30, 2011.

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

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2011 vs. 2010	2011 vs. 2010

Addition of business development, engineering and other personnel costs	$573	$1,597
Increase in annual variable performance-based compensation and other variable performance-based compensation costs	—	1,774
Corporate, general and administrative costs	(131)	602
Non-cash stock compensation expense	1,953	4,317

Income Taxes (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Provision for income taxes	$1,889	$297	$9,343	$605
Effective tax rate	15%	1%	26%	1%

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

The increase for the periods presented also reflects the impact of the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards during the three and nine months ended September 30, 2011. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for those instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital. The deduction related to the exercise and vesting of equity-based incentive awards is available to offset taxable income, if any, on our 2011 or future consolidated tax returns. Accordingly, the noncash tax expense calculated without the benefit related to the exercise and vesting of equity-based incentive awards during the three and nine months ended September 30, 2011, totaling approximately $1.7 million, was credited to additional paid-in capital, not taxes payable, and therefore does not reflect cash taxes payable.

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

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $319.1 million at September 30, 2011, compared to $104.5 million at December 31, 2010.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2011	2010

Net cash provided by (used in):
Operating activities	$44,139	$30,347
Investing activities	(11,344)	(3,113)
Financing activities	175,353	4,457

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

Cash Flows from Financing Activities.  Net cash provided by financing activities during the nine months ended September 30, 2011 included net proceeds from the sale of common stock totaling $175.2 million, proceeds from exercises of stock options totaling $411,000, $877,000 in capital contributions from non-controlling interests, $1.7 million in excess tax benefits related to stock-based compensation and distributions to non-controlling interests totaling $2.9 million. Net cash provided by financing activities during the nine months ended September 30, 2010 included proceeds from exercises of stock options totaling $6.8 million, $444,000 in capital contributions from non-controlling interests, and distributions to non-controlling interests totaling $2.8 million.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, September 30, 2011, which we refer to as the Evaluation Date.

As a result of a material weakness in our internal control over financial reporting relating to the accounting for intra-period tax expense, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of September 30, 2011.

Restatement of Consolidated Interim Financial Statements for the three and nine months ended September 30, 2011. On February 28, 2012, our management concluded that our unaudited condensed consolidated financial statements for the interim period ended September 30, 2011, included the use of certain net operating loss carry forwards related to the 2000 tax year reflected in our 2001 tax return (prepared by external advisors) relied on by us in connection with the preparation of the third quarter 2011 tax provision, that based on new information, were subsequently determined to be currently unsupported, and therefore, should not be relied upon. As a result, our Audit Committee authorized and directed management to restate our unaudited interim financial statements for the three and nine months ended September 30, 2011. The restated financial statements have been filed for the applicable periods with this Report. No financial statements prior to the financial statements for the quarterly period ended September 30, 2011 were affected by the issue described above. The effect on disclosures prior to the quarterly period ended September 30, 2011 was not material.

Remediation Plan. Since the date we identified this material weakness, we have taken steps to engage a third party tax consulting firm to assist us on a quarterly basis with the preparation and review of our interim and year-end tax provision calculations. While we had procedures and processes to apply accounting standards to complex intra period tax provision calculations, we did not have adequate resources to provide for a detail analysis, documentation and review of the 2000 and 2001 historical tax returns, giving rise to the currently unsupported tax attributes. This material weakness prevented us from properly reporting the noncash tax expense related financial information for the third quarter of 2011, and we have filed restated financial statements for the applicable periods. The resulting offsetting adjustment was credited to additional paid-in capital, not taxes payable, and accordingly, does not reflect cash taxes payable. We are in the process of enhancing our processes through the engagement of a tax consulting firm with the resources and ability to research, analyze and apply complex tax accounting standards. Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to implement policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Controls. Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date:     February 29, 2012

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