Form 10-K
period 2011-12-31
ACACIA RESEARCH CORP
filed 2012-02-29
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant's voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant's common stock as reported by The Nasdaq Global Select Market on such date, was approximately $1,518,745,000. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant's common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of February 27, 2012, 49,624,978 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) to Form 10-K, portions of the registrant's Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ACACIA RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

This Annual Report on Form 10-K, or the annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, without limitation, statements about our future business operations and results, our strategies and competition, and other forward-looking statements included in this annual report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning earnings, capital expenditures, litigation, competition, regulatory matters, stock price volatility, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of "Risk Factors" in Item 1A of Part I of this annual report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,080 license agreements executed to date, across 112 of our technology license programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts covering technologies used in a wide variety of industries.

Other

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.  Our website address is www.acaciaresearch.com.  Reference in this annual report to this website address does not constitute incorporation by reference of the information contained on the website. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC.  In addition, we post the following information on our website:

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

Intellectual Property Licensing Business

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  Refer to the section entitled “Patented Technologies” below for a partial summary of patent portfolios owned or controlled by certain of our operating subsidiaries.

We are a leader in patent licensing and our operating subsidiaries have established a proven track record of licensing success with more than 1,080 license agreements executed to date.  To date, on a consolidated basis, we have generated revenues from 112 of our technology licensing and enforcement programs.  Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

Our partners include individual inventors and small technology companies who have limited resources and/or expertise to effectively address the unauthorized use of their patented technologies, and also include research laboratories, universities, and large companies seeking to effectively and efficiently monetize their portfolio of patented technologies. In a typical arrangement, our operating subsidiary will acquire a patent portfolio or acquire rights to a patent portfolio, and in exchange, the original patent portfolio owner receives (i) an upfront payment for the purchase of the patent portfolio or patent portfolio rights, or (ii) a percentage of our operating subsidiary's net recoveries from the licensing and enforcement of the patent portfolio, or (iii) a combination of the two.

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

Patent Portfolio Evaluation.  The processes and procedures employed in connection with the evaluation of a specific patent portfolio for acquisition, licensing and enforcement are tailored and unique to each specific situation, and can vary widely based on the specific facts and circumstances of a specific patent portfolio, such as the related technology related industry and certain other factors.  Some of the key components of our processes and procedures may include:

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

After evaluation, our operating subsidiaries may elect to purchase the patented technology, or acquire the exclusive right to license the patented technology in all or in specific fields of use.  The original owner of the patent or patent rights will typically receive an upfront acquisition payment, or retain the right to a portion of the net revenues generated from a patent portfolio’s licensing and enforcement program, or a combination of the two. Our operating subsidiaries generally control the licensing and enforcement process and utilize experienced in-house personnel to reduce outside costs and to ensure that the necessary capital and expertise is allocated and deployed in an efficient and cost effective manner.

•	Successfully License and Enforce Patents with Significant Royalty Potential

As part of the patent evaluation process employed by our operating subsidiaries, significant consideration is also given to the identification of potential infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program.  Our specialists are trained in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services.  These presentations can take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary. Ultimately, we execute patent licensing arrangements with users of our patented technologies through licensing negotiations without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, with future patent expiration dates ranging from 2012 to 2030, and covering technologies used in a wide variety of industries, including the following:

·	Aligned Wafer Bonding	·	Enhanced Internet Navigation	·	Online Ad Tracking
·	Audio Communications Fraud Detection	·	Enterprise Content Management	·	Online Auction Guarantees
·	Audio Storage and Retrieval System	·	Facilities Operation Management System	·	Online Promotion
·	Audio/Video Enhancement & Synchronization	·	File Locking in Shared Storage Networks	·	Optical Recording
·	Authorized Spending Accounts	·	File Systems and Development Environments	·	Optical Switching
·	Automated Communications	·	Flash Memory	·	Parallel Processing with Shared Memory
·	Automated Notification of Tax Return Status	·	Fluid Flow Control and Monitoring	·	Peer to Peer Communications
·	Automated Tax Reporting	·	Gemstone Grading	·	Physical Access Control
·	Automatic Image Labeling	·	GPS	·	Picture Archiving & Communication Systems
·	Biosensor	·	Greeting Card	·	Pointing Device
·	Broadcast Data Retrieval	·	Hearing Aid ECS	·	Portable Credit Card Processing
·	Business Process Modeling (BPM)	·	Heated Surgical Blades	·	Portable Storage Devices with Links
·	Camera Support	·	High Performance Computer Architecture	·	Power Management Within Integrated Circuits
·	Catheter Insertion	·	High Quality Image Processing	·	Product Activation
·	Child-Friendly Secure Mobile Phones	·	High Resolution Optics	·	Projector
·	Chip-Stacking	·	Image Resolution Enhancement	·	Purifying Nucleic Acids
·	Color Correction for Video Graphics Systems	·	Impact Instrument	·	Radio Communication with Graphics
·	Compact Disk	·	Improved Anti-Trap Safety Technology for Vehicles	·	Records Management
·	Compiler	·	Improved Commercial Print	·	Relational Database Access
·	Computer Architecture and Power Management	·	Improved Lighting	·	Remote Management of Imaging Devices
·	Computer Graphics	·	Improved Memory Manufacturing	·	Resource Scheduling
·	Computer Memory Cache Coherency	·	Improved Printing	·	Rule Based Monitoring
·	Computer Simulations	·	Information Portal Software	·	Shape Memory Alloys
·	Computer Storage Restoration	·	Information Storage, Searching and Retrieval	·	Software Activation
·	Consumer Rewards	·	Integrated Access	·	Software Installation
·	Continuous TV Viewer Measuring	·	Interactive Content in a Cable Distribution System	·	Software License Management
·	Copy Protection	·	Internet Radio Advertising	·	Spreadsheet Automation
·	Credit Card Fraud Protection	·	Interstitial Internet Advertising & Pop-Up Internet Advertising	·	Storage Technology
·	Database Access	·	Intraluminal Device Technology	·	Surgical Catheter
·	Database Management	·	Item Identification	·	Targeted Content Delivery
·	Database Retrieval Technology	·	Laparoscopic Surgery	·	Telematics
·	Digital Newspaper Delivery	·	Laptop Connectivity	·	Television Data Display
·	Digital Signal Processing Architecture	·	Lighting Ballast	·	Television Signal Scrambling
·	Digital Video Enhancement	·	Lighting Control	·	Text Auto-Completion

·	Digital Video Production	·	Line Screen Printing	·	User Programmable Engine Control
·	Disk Array Systems	·	Location Based Services	·	Vehicle Anti-Theft Parking Systems
·	Distributed Data Management and Synchronization	·	Manufacturing Data Transfer	·	Vehicle Maintenance
·	DMT®	·	Medical Image Manipulation	·	Vehicle Occupant Sensing
·	Document Generation	·	Medical Image Stabilization	·	Video Encoding
·	Document Retrieval Using Global Word Co-Occurrence Patterns	·	Medical Monitoring	·	Videoconferencing
·	Dynamic Manufacturing Modeling	·	MEMS	·	Virtual Computer Workspaces
·	Dynamic Random Access Memory	·	Messaging	·	Virtual Server
·	Electronic Address List Management	·	Micromirror Digital Display	·	Website Crawling
·	Electronic Message Advertising	·	Microprocessor Enhancement	·	Wireless Data
·	Electronic Securities Trading	·	Microprocessor Memory Management	·	Wireless Digital Messaging
·	Embedded Broadcast Data	·	Mobile Computer Synchronization	·	Wireless LAN
·	Encrypted Media & Playback Devices	·	Multi-Dimensional Database Compression	·	Wireless Monitoring
·	Energy Trading	·	Network Monitoring	·	Wireless Multimedia
·	Enhanced DRAM Architecture	·	Network Remote Access Technology	·	Workspace with Moving Viewpoint

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

Employees

As of December 31, 2011, on a consolidated basis, we had 55 full-time employees.  Neither we nor any of our subsidiaries are a party to any collective bargaining agreement.  We consider our employee relations to be good.

ITEM 1A.  RISK FACTORS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected, and the trading price of our common stock could decline significantly.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly and majority-owned operating subsidiaries.
Risks Related to Our Business

We have a history of losses and may incur additional losses in the future.

Despite reporting net income of $21.1 million and $34.1 million for the years ended December 31, 2011 and 2010, respectively, on a cumulative basis we have sustained substantial losses since our inception.  As of December 31, 2011, our accumulated deficit was $65.1 million.  As of December 31, 2011, we had approximately $323.3 million in cash, cash equivalents and investments on hand, and working capital of $294.9 million.  We expect to continue incurring significant legal, marketing and general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future.  However, we believe our current cash, cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our consolidated cash, cash equivalents and investments on hand totaled $323.3 million and $104.5 million at December 31, 2011 and 2010, respectively.  To date, we have relied primarily upon cash from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

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
Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition.
Our future growth depends, in part, on our ability to acquire patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we have engaged in acquisitions to expand our patent portfolios and we intend to continue to explore such acquisitions, including the potential significant acquisition of a third party with respect to which we have begun due diligence efforts. Such acquisitions are subject to numerous risks, including the following:

•	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•	difficulty integrating the operations, technology and personnel of the acquired entity;

•	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

•	our inability to retain key personnel from the acquired company, if necessary;

•	difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	diversion of our management's attention from other business concerns; and

•	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.
Our revenues are unpredictable, and this may harm our financial condition.

From January 2005 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  These acquisitions continue to expand and diversify our revenue generating opportunities. We believe that our cash, cash equivalents and investment balances, anticipated cash flow from operations, proceeds from our 2012 private placement offering of our common stock (refer to "Liquidity and Capital Resources" below) and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2013 and for the foreseeable future.  However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

At December 31, 2011, our investments in marketable securities included certain auction rate securities. Our auction rate securities are investment grade quality and were in compliance with our investment policy when purchased.  Due to liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In the case of a failure, the auction rate securities continue to pay interest, at the maximum rate, in accordance with their terms; however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

At December 31, 2011, the par value of our auction rate securities collateralized by student loan portfolios totaled $2.4 million. As a result of our analysis of the estimated fair value of our student loan collateralized instruments as described at Note 7 to the notes to consolidated financial statements included elsewhere herein, we recorded an other-than-temporary loss of $296,000 in our statement of operations for the year ended December 31, 2009.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, we recorded net realized gains totaling $15,000, $32,000, and $13,000 for 2011, 2010, and 2009, respectively, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of December 31, 2011, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $469,000.

The capital and credit markets have been experiencing extreme volatility and disruption since 2008, and at times, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Although economic conditions appear to be improving, if the current capital and credit markets do not continue to improve or further deteriorate, we may be unable to liquidate a particular issue.  Furthermore, if economic conditions do not continue to improve, or if they further deteriorate, we may be required to record additional impairment charges in a future period despite our ability to hold such investments until maturity.  The systemic failure of future auctions for auction rate securities may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. Refer to Note 7 to our notes to consolidated financial statements, included elsewhere herein, for information about our investments in auction rate securities.

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

Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

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

The markets served by our operating subsidiaries and their licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications and high-speed computing applications, as well as other applications covered by our operating subsidiaries' intellectual property, are based on continually evolving industry standards. Our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards. This will require our continued efforts and success in acquiring new patent portfolios with licensing and enforcement opportunities. While we expect for the foreseeable future to have sufficient liquidity and capital resources to maintain the level of acquisitions necessary to keep pace with these technological advances, various factors may require us to have greater liquidity and capital resources than we currently expect. If we are unable to acquire new patented technologies and patent portfolios, or to identify and ensure compliance with evolving industry standards, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially harmed.

Uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Our revenue-generating opportunities depend on the use of our patented technologies by existing and prospective licensees, the overall demand for the products and services of our licensees, and on the overall economic and financial health of our licensees. Although economic conditions appear to be improving, recent uncertainties in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. If economic conditions do not continue to improve, or if they further deteriorate, many of our licensees' customers, which may rely on credit financing, may delay or reduce their purchases of our licensees' products and services.  In addition, the use or adoption of our patented technologies is often based on current and forecasted demand for our licensees' products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources.  If negative conditions in the global credit markets delay or prevent our licensees' and their customers' access to credit, overall consumer spending on the products and services of our licensees may decrease and the adoption or use of our patented technologies may slow, respectively.  Further, if the markets in which our licensees' participate do not continue to improve, or deteriorate further, this could negatively impact our licensees' long-term sales and revenue generation, margins and operating expenses, which could in turn have an adverse effect on our business, results of operations and financial condition.

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

Together, these provisions may make the removal of management more difficult and may discourage transactions that could otherwise involve payment of a premium over prevailing market prices for our common stock.

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

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	our or our competitors' technological innovations;

•	developments in relationships with licensees;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts' expectations of our financial results;

•	a change in financial estimates or securities analysts' recommendations;

•	changes in management's or securities analysts' estimates of our financial performance;

•	changes in market valuations of similar companies;

•	the current sovereign debt crises affecting several countries in the European Union and concerns about sovereign debt of the United States;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

      For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $1,118.52 - $1,529.80 during the 52-weeks ended December 31, 2011 and the NASDAQ Composite Index (IXIC) had a range of $2,298.89 - $2,887.75 over the same period.  Over the same period, our common stock fluctuated within a range of $22.12 - $47.24.

The financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions, which began in late 2007 and has continued throughout 2011, have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. As noted above, our stock price, like many others, has fluctuated significantly in recent periods and if investors have concerns that our business, operating results and financial condition will be negatively impacted by global economic conditions, our stock price could continue to fluctuate significantly in future periods.

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

As described in Item 9A, we identified a material weakness as a result of the use of certain net operating loss carry forwards related to the 2000 tax year reflected in our 2001 tax return (prepared by external advisors) relied on by us in connection with the preparation of the third quarter 2011 tax provision, that based on new information, were subsequently determined to be currently unsupportable. Since the date we identified this material weakness, we have taken steps to engage a third party tax consulting firm to assist us on a quarterly basis with the preparation and review of our interim and year-end tax provision calculations. While we had procedures and processes to apply accounting standards to complex intra period tax provision calculations, we did not have adequate resources to provide for a detailed analysis, documentation and review of the 2000 and 2001 historical tax returns giving rise to the currently unsupportable tax attributes. The material weakness led to a misstatement of noncash tax expense included in the tax provisions for the three and nine months ended September 30, 2011. The resulting offsetting adjustment was credited to additional paid-in capital, not taxes payable, and accordingly, does not reflect cash taxes payable. No financial statements prior to the financial statements for the quarterly period ended September 30, 2011 were affected by the issue described above. The effect on disclosures prior to the quarterly period ended September 30, 2011 was not material.

Given this material weakness, management determined that we did not maintain effective internal control over financial reporting. The existence of one or more material weakness or significant deficiency could result in future errors in our consolidated financial statements. Substantial costs and resources may be required to rectify any internal control deficiencies. If we fail to achieve and maintain the adequacy of our internal controls in accordance with applicable standards, we may be unable to conclude on an ongoing basis that we have effective internal controls over financial reporting. If we cannot produce reliable financial reports, our business and financial condition could be harmed, investors could lose confidence in our reported financial information, and the market price of our stock could decline significantly. In addition, our ability to obtain additional financing to operate and expand our business, or obtain additional financing on favorable terms, could be materially and adversely affected, which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. Moreover, our reputation with customers, lenders, investors, securities analysts and others may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive, corporate and administrative offices are located in Newport Beach, California, where we lease approximately 15,559 square feet of office space, under a lease agreement that expires in June 2016.  Our primary operating subsidiary, Acacia Research Group, LLC, and its subsidiaries, are headquartered in Frisco, Texas, where we lease approximately 4,567 square feet of office space, under a lease agreement that expires in December 2013. Certain of our operating subsidiaries also maintain additional leased office space in Northbrook, Illinois, Atlanta, Georgia, and Alexandria, Virginia.  We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

ITEM 4. MINE SAFETY DISCLOSURES

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

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$43.83	$47.24	$41.89	$36.44	$30.20	$17.75	$16.32	$11.34
Low	$28.32	$32.39	$31.35	$22.12	$17.80	$12.87	$10.30	$7.79

We did not repurchase any shares of common stock during the fiscal year ended December 31, 2011. The information regarding securities authorized for issuance under our equity compensation plans is set forth in Item 12 of this annual report and is incorporated herein by reference.

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

	2007	2008	2009	2010	2011

Acacia Research Corporation common stock	$67	$23	$68	$194	$273
Nasdaq Composite Index (IXIC)	$108	$59	$106	$129	$121
NASDAQ-100 Technology Sector Index (NDXT)	$110	$65	$94	$110	$108

The graph covers the period from December 31, 2006 to December 31, 2011.  Cumulative total returns are calculated assuming that $100 was invested on December 31, 2006, in our common stock, in the NASDAQ Composite Index, and in the NASDAQ-100 Technology Sector Index, and that all dividends, if any, were reinvested.  Stockholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

On February 27, 2012, there were approximately 128 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

 ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2011 and 2010 and the consolidated selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto).  The consolidated selected balance sheet data as of December 31, 2009, 2008 and 2007 and the consolidated selected statements of operations data for the years ended December 31, 2008 and 2007 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2011	2010	2009	2008	2007

Revenues and other operating income(2)	$184,707	$131,829	$67,340	$48,227	$52,597
Inventor royalties and contingent legal fees expense - patents(2)	91,669	45,198	31,618	27,424	29,224
Litigation and licensing expenses - patents	13,005	13,891	14,055	6,900	7,799
Amortization of patents	9,745	6,931	4,634	6,043	5,583
Marketing, general and administrative expenses (including non-cash stock compensation expense)	35,693	25,067	21,070	21,130	18,381
Research, consulting and other expenses - business development	4,338	2,121	1,689	933	886
Operating income (loss)	30,257	38,621	(5,726)	(14,203)	(9,511)
Other income, net	96	135	302	570	2,359
Income (loss) from continuing operations before provision for income taxes	30,353	38,756	(5,424)	(13,633)	(7,152)
Provision for income taxes	(8,708)	(1,740)	(209)	(124)	(207)
Net income (loss) from continuing operations including noncontrolling interests in operating subsidiaries	21,645	37,016	(5,633)	(13,757)	(7,359)
Net income attributable to noncontrolling interests in operating subsidiaries	(539)	(2,965)	(5,657)	—	—
Net income (loss) from continuing operations attributable to Acacia Research Corporation	21,106	34,051	(11,290)	(13,757)	(7,359)
Discontinued operations (1)	—	—	—	—	(8,086)
Net income (loss) attributable to Acacia Research Corporation	21,106	34,051	(11,290)	(13,757)	(15,445)
Net income (loss) per common share:
Net income (loss) from continuing operations attributable to Acacia Research Corporation
Acacia Research Corporation common stock - basic	$0.53	$1.05	$(0.38)	$(0.47)	$(0.26)
Acacia Research Corporation common stock - diluted	$0.51	$0.97	$(0.38)	$(0.47)	$(0.26)
Discontinued operations(1)
Acacia Research - CombiMatrix stock(1)	—	—	—	$—	$(0.14)
Weighted-average number of common and potential common shares used in computation of income (loss) per common share :
Acacia Research Corporation common stock:
Basic	39,743,433	32,306,322	29,914,801	29,423,998	28,503,314
Diluted	41,258,297	35,081,611	29,914,801	29,423,998	28,503,314
Acacia Research - CombiMatrix stock(1):
Basic and diluted	—	—	—	—	55,862,707

Consolidated Balance Sheet Data (In thousands)

	At December 31,
	2011	2010	2009	2008	2007

Total assets	$352,877	$134,784	$78,256	$73,074	$71,051
Total liabilities	$30,765	$20,931	$22,287	$14,527	$6,247
Noncontrolling interests in operating subsidiaries	$2,163	$2,982	$2,507	$—	$—
Stockholders' equity	$319,949	$110,871	$53,462	$58,547	$64,804
 __________________________________
(1) Discontinued operations reflects the impact of the Split-Off Transaction described below.
(2) Includes verdict insurance proceeds and related costs as described under "Consolidated Results of Operations" below.

Factors Affecting Comparability:

•
The increase in revenues and other operating income in fiscal year 2011, as compared to fiscal year 2010, was due primarily to an increase in the average revenue per executed agreement, which was partially offset by a decrease in the number of agreements executed in fiscal year 2011. The increase in revenues in fiscal year 2010, as compared to fiscal year 2009, was due primarily to an increase in the average revenue per executed agreement and an increase in the number of new licensing agreements executed during the period. In fiscal 2011 and 2010, we entered into a number of separate significant revenue agreements with unrelated third parties resolving pending patent matters.

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

•
Inventor royalties, net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased 89% in fiscal year 2011, as compared to fiscal year 2010, primarily reflecting the increase in related revenues for the same periods. The increase was greater than the percentage increase in related revenues for the same periods, due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with a higher percentage of the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2011.

•
Inventor royalties, net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased 30% in fiscal year 2010, as compared to fiscal year 2009, primarily reflecting the increase in related revenues for 2010. The increase was less than the percentage increase in related revenues due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with certain of the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2009.

•
The increase in provision for income taxes in fiscal year 2011 primarily reflects the impact of foreign withholding taxes, totaling $7.6 million, withheld by the applicable foreign tax authority pursuant to the requirements of the applicable income tax convention on payments in connection with certain licensing arrangements executed during fiscal year 2011.

•
In fiscal year 2011 and 2010, amortization of patents included the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered, pursuant to the provisions of the underlying inventor agreements, totaling $3.1 million and $1.2 million, respectively.

•
Marketing, general and administrative expenses included non-cash stock compensation expense totaling $13.6 million, $7.1 million, $7.1 million, $7.4 million and $5.9 million in 2011, 2010, 2009, 2008 and 2007, respectively.

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

General

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,080 license agreements executed to date, across 112 of our technology license programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

The intellectual property acquisition, development, licensing and enforcement business conducted by our operating subsidiaries, is described more fully in Item 1, “Business,” of this annual report.

Overview

Our operating activities for the periods presented were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of our ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to acquire patent portfolios or partner with patent owners and continue our unique intellectual property licensing, development and enforcement activities.

Activities during the periods presented included the following:

	2011	2010	2009

Revenues and other operating income (in thousands)	$184,707	$131,829	$67,340
New agreements executed	125	221	117
Licensing and enforcement programs generating revenues - during the respective period	56	58	30
Licensing and enforcement programs with initial revenues	21	31	12
New patent portfolios	40	36	30
Cumulative number of licensing and enforcement programs generating revenues - inception to date	112	91	60

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

As of Date:	Trailing Twelve -Month Revenues	% Change

December 31, 2011	$184,707	4%
September 30, 2011	177,014	(1)%
June 30, 2011	177,927	16%
March 31, 2011	153,187	16%
December 31, 2010	131,829	96%
December 31, 2009	67,340	—

Revenues in fiscal year 2011 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Magnetic Storage technology(1)
•	Biosensor technology(1)	•	Manufacturing Data Transfer technology
•	Camera Support technology	•	MEMS technology(1)
•	Catheter Insertion technology(1)	•	Messaging technology(1)
•	Computer Architecture and Power Management technology(1)	•	Microprocessor Enhancement technology
•	Computer Graphics technology	•	Mobile Computer Synchronization technology
•	Data Compression technology(1)	•	Network Monitoring technology
•	Database Retrieval technology(1)	•	Network Remote Access technology
•	DDR SDRAM technology(1)	•	NOR Flash technology(1)
•	Digital Signal Processing Architecture technology	•	Online Auction Guarantee technology
•	Digital Video Enhancement technology	•	Optical Recording technology(1)
•	Disk Array Systems & Storage Area Network technology	•	Optical Switching technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Power Management Within Integrated Circuits technology(1)
•	DDR SDRAM(1)		Power-over-Ethernet technology(1)
•	DRAM Memory architecture technology	•	Rule Based Monitoring technology
•	Electronic Message Advertising technology	•	Semiconductor Manufacture technology(1)
•	Facilities Operation Management System technology	•	Shape Memory Alloys technology(1)
•	High Performance Computer Architecture technology	•	Short Messaging in Cellular Telephony technology
•	Image Resolution Enhancement technology	•	Software Installation technology
•	Impact Instrument technology	•	Storage technology
•	Improved Commercial Print technology	•	Targeted Content Delivery technology(1)
•	Improved Lighting technology	•	Telematics technology
•	Interactive Content in a Cable Distribution System technology(1)	•	User Programmable Engine Control technology(1)
•	Interactive Mapping technology	•	Video Encoding technology(1)
•	Item Identification technology	•	Virtual Server technology
•	Lighting Ballast technology	•	Visual Data Evaluation technology
•	Lighting Control technology(1)	•	Website Crawling technology
•	Location Based Services technology

Revenues in fiscal year 2010 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Location Based Services technology
•	Authorized Spending Accounts technology	•	Manufacturing Data Transfer technology(1)
•	Automatic Image Labeling technology(1)	•	Medical Image Stabilization technology
•	Business Process Modeling (BPM) technology(1)	•	Medical Monitoring technology(1)
•	Camera Support technology(1)	•	Microprocessor Enhancement technology(1)
•	Child-friendly Secure Mobile Phones technology	•	Mobile Computer Synchronization technology(1)
•	Compiler technology(1)	•	Mutli-Dimensional Database Compression technology
•	Computer Graphics technology(1)	•	Network Monitoring technology(1)
•	Credit Card Fraud Protection technology	•	Network Remote Access technology(1)
•	Database Access technology	•	Online Ad Tracking technology(1)
•	Database Management technology	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology(1)	•	Online Newsletters with Links technology(1)
•	Digital Video Enhancement technology(1)	•	Online Promotion technology
•	Disk Array Systems & Storage Area Network technology(1)	•	Optical Switching technology(1)
•	DMT® technology	•	Picture Archiving & Communications System technology
•	Document Generation technology	•	Pop-up Internet Advertising technology
•	DRAM Memory Architecture technology(1)	•	Projector technology
•	Encrypted Media & Playback Devices technology	•	Records Management technology(1)
•	Facilities Operation Management System technology(1)	•	Rule Based Monitoring technology
•	File Locking In Shared Storage Networks technology	•	Short Messaging in Cellular Telephony technology(1)
•	High Performance Computer Architecture technology	•	Software Installation technology(1)
•	Image Resolution Enhancement technology	•	Storage technology
•	Improved Commercial Print technology(1)	•	Telematics technology
•	Improved Lighting technology(1)	•	Vehicle Occupant Sensing technology(1)
•	Information Portal Software technology(1)	•	Virtual Computer Workspace technology
•	Interactive Mapping technology(1)	•	Virtual Server technology
•	Internet Radio Advertising technology	•	Visual Data Evaluation technology(1)
•	Item Identification technology(1)	•	Website Crawling technology(1)
•	Lighting Ballast technology	•	Wireless Multimedia technology(1)

Revenues in fiscal year 2009 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Location Based Services technology
•	Audio Video Enhancement & Synchronization technology	•	Medical Image Stabilization technology
•	Authorized Spending Accounts technology	•	Multi-Dimensional Database Compression technology(1)
•	Child-friendly Secure Mobile Phones technology(1)	•	Online Auction Guarantee technology
•	Credit Card Fraud Protection technology	•	Online Promotion technology(1)
•	Database Access technology(1)	•	Picture Archiving & Communications System technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology(1)	•	Projector technology
•	eCommerce Pricing technology	•	Remote Management of Imaging Devices technology
•	Encrypted Media & Playback Devices technology(1)	•	Rule Based Monitoring technology
•	Heated Surgical Blades technology(1)	•	Storage technology
•	High Performance Computer Architecture technology(1)	•	Surgical Catheter technology(1)

•	High Quality Image Processing technology	•	Telematics technology
•	Internet Radio Advertising technology(1)	•	Vehicle maintenance technology
•	Lighting Ballast technology(1)	•	Virtual Server technology(1)
________________________
(1) Initial revenues recognized during the applicable period.

Summary of Results of Operations - For Fiscal Years 2011, 2010 and 2009
(In thousands, except percentage change values)

	Fiscal Year			% Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009

Revenues	$172,256	$131,829	$67,340	31%	96%
Verdict insurance proceeds	12,451	—	—	100%	100%
Total revenues and other operating income	184,707	131,829	67,340	40%	96%

Operating costs and expenses**	154,450	93,208	73,066	66%	28%
Operating income (loss)	30,257	38,621	(5,726)	(22)%	*
Provision for income taxes	(8,708)	(1,740)	(209)	*	*
Net income attributable to noncontrolling interests***	(539)	(2,965)	(5,657)	(82)%	(48)%
Net income (loss) attributable to Acacia Research Corporation	21,106	34,051	(11,290)	(38)%	*

* Percentage change in excess of 300%
** Includes non-cash stock compensation charges of $13.6 million, $7.1 million and $7.1 million in fiscal years 2011, 2010 and 2009, respectively, included in Marketing, General and Administrative expense in the statements of operations. Includes non-cash patent amortization expenses of $9.7 million, $6.9 million and $4.6 million in fiscal years 2011, 2010 and 2009, respectively.
***Refer to Note 1 to the notes to consolidated financial statements included elsewhere in this annual report for additional information.

Overview - Fiscal year 2011 compared with Fiscal Year 2010

•
Revenues and other operating income increased $52.9 million, or 40%, due primarily to an increase in the average revenue per executed agreement, which was partially offset by a decrease in the total number of agreements executed in fiscal year 2011.

•	Other operating income includes verdict insurance proceeds totaling $12.5 million received during fiscal year 2011, as described below under "Consolidated Results of Operations."

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests or noncontrolling interests, contingent legal fees, and applicable verdict insurance proceeds related costs, on a combined basis, increased $43.3 million, or 89%, primarily reflecting the increase in related revenues and other operating income for fiscal year 2011. The increase was greater than the percentage increase in related revenues and other operating income due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with a higher percentage of the portfolios generating revenues in fiscal year 2010, as compared to the portfolios generating revenues and other operating income in fiscal year 2011.

◦	Verdict insurance proceeds related costs for fiscal year 2011 totaled $7.7 million, as described below under "Consolidated Results of Operations".

◦
Litigation and licensing expenses-patents decreased $886,000, or 6%, to $13.0 million, due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred in fiscal year 2011.

◦
Marketing, general and administrative expenses increased $10.6 million, or 42% to $35.7 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during fiscal year 2011, an increase in annual one-time variable performance based compensation charges, an increase in other variable performance based compensation charges, a net increase in business development, engineering and other personnel since the end of the prior year period, and a net increase in corporate, general and administrative costs.

◦
Patent amortization increased $2.8 million, or 41% to $9.7 million, due primarily to the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered in fiscal year 2011 and an increase in amortization related to new patent portfolios acquired in fiscal year 2011.

◦
The increase in provision for income taxes primarily reflects the impact of foreign withholding taxes, totaling $7.6 million, withheld by the applicable foreign tax authority pursuant to the requirements of the applicable income tax convention on payments in connection with certain licensing arrangements executed during fiscal year 2011.

Overview - Fiscal Year 2010 compared with Fiscal Year 2009

•
Revenues increased $64.5 million, or 96%, due primarily to an increase in the average revenue per executed agreement and an increase in the total number of new licensing agreements executed during the period.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased 30%, primarily reflecting the increase in related revenues for 2010. The increase was less than the percentage increase in related revenues due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with certain of the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2009.

◦
Litigation and licensing expenses-patents decreased $164,000, or 1% to $13.9 million, due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred in fiscal year 2010. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased $4.0 million, or 19% to $25.1 million, due primarily to an increase in variable performance-based compensation costs, an increase in other variable personnel costs, and a minor net increase in engineering and licensing personnel, non-cash stock compensation charges and state related gross receipts taxes incurred on certain licensing revenues recognized in fiscal year 2010.

◦
Patent amortization increased $2.3 million, or 50%, to $6.9 million, due primarily to the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered in fiscal year 2010 and an increase in amortization related to new patent portfolios acquired in fiscal year 2010.

◦
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

Investments in Patent Portfolios

Our operating subsidiaries intend to sustain the long term growth of our intellectual property licensing and enforcement business through the continued identification and acquisition of, or the rights to, additional core patented technologies, across a wide range of technology areas that have been, or are anticipated to be, widely adopted by third parties in connection with the manufacture or sale of products and services.

In fiscal years 2011, 2010 and 2009, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions.  In fiscal year 2011, we acquired a total of 40 new patent portfolios with applications over a wide range of technology areas, as compared to 36 new patent portfolios, and 30 new patent portfolios in fiscal years 2010 and 2009, respectively. Patent portfolio acquisition costs in fiscal year 2011 totaled $14.7 million, as compared to $8.2 million and $9.6 million in fiscal years 2010 and 2009, respectively.

In addition to trailing twelve-month revenues as discussed above, we also measure and assess the performance and growth of the patent licensing and enforcement business conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of December 31, 2011, 2010 and 2009, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 200, 171, and 138 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts covering technologies used in a wide variety of industries.

An increasing number of the patent portfolios acquired during the periods presented were acquired in connection with partnering arrangements executed with major technology companies, reflecting our continued identification of opportunities to partner not only with individual inventors and small to medium size technology companies, but also major well established technology companies with larger patent portfolios.

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

The higher level of acquisition costs incurred in the periods presented in part, reflects our continued identification of opportunities to partner with individual inventors, small technology companies, research laboratories, universities, and major technology companies and exchange up front, advanced royalty payments to patent owners, for a reduced future inventor royalty percentage, resulting in the potential for higher returns on our investments in connection with future licensing and enforcement activities.

Acquisitions in fiscal year 2011 included the acquisition of, or the acquisition of rights to, 40 patent portfolios covering a variety of applications, including the following:

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

•	Mobile Computer Synchronization. This patented technology relates to mobile applications for use in smartphones and other wireless computing devices.

•	Cellular. Acquired 6 patent portfolios relating to cellular technology, mobile handsets, wireless local area networks (WLAN), video processing, IPTV technology, and location based services technology.

•
Additional Patent Portfolios Acquired. We also acquired, or acquired the rights to, additional patent portfolios related to Inhaler Drug Delivery technology, Enhanced Screensaver technology, Hearing Aid technology, Semiconductor Memory and Process technology, Online Gaming technology, Infusion Pump technology, Optical Networking technology, Circuit and Packaging technology, Radiation Therapy technology, Prescription Lens technology, Application Authentication technology, DDR SDRAM technology, Power-over-Ethernet technology, Targeted Marketing technology, Targeted Internet Advertising technology, Microprocessor and DSP technology, Data Compression technology, Heart-Lung Machine technology, Voice-Over-IP technology, HDTV technology, Mobile Communications technology, DRAM technology, Advanced Memory and Processor technology, 3G & 4G Wireless technology, Domain Name Redirection technology, Printer Document Assembly technology, Semiconductor Processing technology, Semiconductor Packaging technology, Computer-Aided Design technology and Heart Valve technology.

As of December 31, 2011, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Subsequent Events - Patent Acquisitions

In January 2012, our subsidiary acquired ADAPTIX, Inc., a pioneer in the development of 4G technologies for wireless systems, for $160 million in cash. ADAPTIX, Inc., is a technology company recognized in the industry as one of the first developers of cutting edge 4G wireless systems, and owns a growing portfolio of 230 issued and pending patents in 13 countries. ADAPTIX's patented technologies extend across a broad range of 4G technologies including OFDMA and MIMO.

Acacia Intellectual Property Fund, L.P.

In August 2010, one of our wholly owned subsidiaries became the general partner of the Acacia Intellectual Property Fund, L.P., or the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies.

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

We believe that, of the significant accounting policies discussed in Note 2 to our notes to consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;

•	stock-based compensation expense;

•	valuation of long-lived and intangible assets; and

•	impairment of marketable securities;

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 2 to the notes to consolidated financial statements included herein.

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

Depending on the complexity of the underlying revenue arrangement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods in which, or during which, the completion of the earnings process occurs.  Depending on the magnitude of specific revenue arrangements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

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

During the years ended December 31, 2011 and 2010, we entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries. Depending on the magnitude of specific revenue arrangements, if different judgments are made regarding revenues subject to inventor royalties and contingent legal fees in any specific period, our periodic financial results may be materially affected.

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

Stock-based compensation expense is recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate.  As such, we are required to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized.  Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates.  We consider several factors in connection with our estimate of pre-vesting forfeitures, including types of awards, employee class, and historical pre-vesting forfeiture data.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Refer to Notes 2 and 11 to our notes to consolidated financial statements included elsewhere herein.

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

If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based on a valuation model, which considers the estimated future undiscounted cash flows resulting from the use of the asset, and a discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists. The estimated fair value is compared to the long-lived asset's' carrying value to determine whether impairment exists.

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

We use observable market inputs (quoted market prices) when measuring fair value and are required to use a Level 1 quoted price to measure fair value, whenever possible.

At December 31, 2011 and 2010, our investments were comprised of money market funds (included in cash and cash equivalents in the accompanying consolidated balance sheets), strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of December 31, 2011), and certain auction rate securities (included in noncurrent investments in the accompanying consolidated balance sheets). Investments in marketable equity securities are classified as available-for-sale and are reported at fair value, and included in Level 1 of the valuation hierarchy described above. Investments in auction rate securities are classified as available-for-sale, and are reported at fair value, and included in Level 3 of the valuation hierarchy described above.  The fair values of auction rate securities included in Level 3 of the hierarchy of valuation techniques are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis.  These analyses consider, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved. Observable market data for instruments with similar characteristics to our auction rate securities is also considered when possible.

Significant judgment is required in connection with the assumptions and inputs included in the discounted cash flow analysis and estimates of other factors that are used to determine the fair value of our auction rate securities.  If these estimates and assumptions change in future periods, future estimates of the fair value of our auction rate securities may result in additional charges to earnings.

We review impairments associated with our investments to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of operations.  An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Refer to Note 7 to our notes to consolidated financial statements included elsewhere herein for information regarding other-than-temporary charges and related recoveries recorded in the consolidated statements of operations for the periods presented.

Consolidated Results of Operations
Comparison of the Results of Operations for Fiscal Years 2011, 2010 and 2009

Revenues and Other Operating Income (In thousands)

	2011	2010	2009

Revenues	$172,256	$131,829	$67,340
Verdict insurance proceeds	12,451	—	—
	$184,707	$131,829	$67,340

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

Other Operating Income - Verdict Insurance Proceeds. Creative Internet Advertising Corporation, or CIAC, an
operating subsidiary of our company, received a $12.5 million damages award stemming from its May 2009 patent infringement lawsuit with Yahoo! Inc. Yahoo! Inc. appealed the verdict, and in April 2011, a three Judge panel of the United States Court of Appeals for the Federal Circuit reversed the District Court's judgment of infringement in a 2 to 1 decision.

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

	2011	2010	2009

New agreements executed	125	221	117
Licensing and enforcement programs with initial revenues	21	31	12

Three licensees individually accounted for 26%, 17% and 15%, respectively, of revenues recognized in fiscal year 2011, two licensees individually accounted for 35% and 19%, respectively, of revenues recognized in fiscal year 2010, and two licensees individually accounted for 15% and 12%, respectively, of revenues recognized in fiscal year 2009.

On a consolidated basis, as of December 31, 2011, 112 of our licensing programs had begun generating licensing revenues, up from 91 as of December 31, 2010 and 60 as of December 31, 2009.

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

In fiscal year 2011 and 2010, we entered into a number of separate significant revenue agreements with unrelated third parties resolving pending patent matters.

The 40% increase in revenues and other operating income in fiscal year 2011, as compared to fiscal year 2010, was due primarily to an increase in the average revenue per executed agreement, which was partially offset by a decrease in the total number of agreements executed.

The 96% increase in revenues in fiscal year 2010, as compared to fiscal year 2009, was due primarily to an increase in the average revenue per executed agreement and an increase in the total number of new licensing agreements executed during the period.

Cost of Revenues and Net Income Attributable to Noncontrolling Interests (In thousands)

	2011	2010	2009

Cost of revenues and other operating income:
Inventor royalties**	$46,614	$25,292	$15,673
Contingent legal fees**	44,247	19,906	15,945
Other verdict insurance related costs	808	—	—
Net income attributable to noncontrolling interests*	—	(3,191)	(5,657)
* Refer to Note 2 to the notes to consolidated financial statements included in this report for additional information.
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

	2011 vs. 2010		2010 vs. 2009

Increase in revenues and other operating income	40%		96%
Increase in inventor royalties and noncontrolling interests(c)	64%	Note (a)	34%	Note (a)
Increase in contingent legal fees expense(c)	122%	Note (b)	25%	Note (b)
Increase in inventor royalties expense, noncontrolling interests and contingent legal fees expense(c)	88%	Note (a),(b)	30%	Note (a),(b)

As a Percentage of Revenue and Other Operating Income:	2011	2010	2009

Inventor royalties and noncontrolling interests(c)	25%	22%	32%	Note (a)
Contingent legal fees expense(c)	24%	15%	24%	Note (b)
Inventor royalties, noncontrolling interests and contingent legal fees(c)	49%	37%	55%	Note (a),(b)
______________________

(a)
The percentage increase in inventor royalties and noncontrolling interests in fiscal year 2011, as compared to fiscal year 2010, was greater than the increase in revenues for the same periods, primarily due to a higher percentage of revenues recognized in fiscal year 2010 having no corresponding inventor royalty arrangement obligations, and in the aggregate, lower inventor royalty rates associated with the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2011.

The percentage increase in inventor royalties and noncontrolling interests in fiscal year 2010, as compared to fiscal year 2009, was less than the increase in revenues for the same periods, primarily due to a portion of revenues recognized in fiscal year 2010 having no corresponding inventor royalty arrangement obligations, and in the aggregate, lower inventor royalty rates associated with the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2009.

(b)
The percentage increase in contingent legal fees expense in fiscal year 2011, as compared fiscal year 2010, was greater than the increase in revenues for the same periods, primarily due to a higher percentage of revenues recognized in fiscal year 2010 having no corresponding contingent legal fee arrangement obligations, and in the aggregate, lower contingent legal fee rates associated with the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2011.

The percentage increase in contingent legal fees expense in fiscal year 2010, as compared fiscal year 2009, was less than the increase in revenues for the same periods, primarily due to a portion of revenues recognized in fiscal year 2010 having no corresponding contingent legal fee arrangement obligations, and in the aggregate, lower contingent legal fee rates associated with the portfolios generating revenues in fiscal year 2010, as compared to fiscal year 2009.

(c)	Includes inventor royalties and contingent legal fees associated with the verdict insurance proceeds received, as described above.

Certain revenue agreements with unrelated third parties entered into in fiscal year 2011 and 2010 resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

	2011	2010	2009

Litigation and licensing expenses - patents	$13,005	$13,891	$14,055
Amortization of patents	9,745	6,931	4,634

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

Litigation and licensing expenses-patents decreased in the periods presented reflecting lower net levels of related patent enforcement and prosecution activity associated with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the applicable prior year period.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  Amortization expense increased 41% in fiscal year 2011, as compared to fiscal year 2010, primarily due to a net increase in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered from net licensing proceeds totaling $1.9 million, a net increase in accelerated amortization related to patent portfolios to which our operating subsidiary elected to terminate its rights and other patent portfolio sales to unrelated parties totaling $547,000, a net increase in scheduled amortization on patent portfolios owned or controlled as of the end of the prior period totaling $207,000, and an increase in amortization on new patent portfolios acquired since the end of the prior year period totaling $118,000.

Amortization expense increased 50% in fiscal year 2010, as compared to fiscal year 2009, due primarily to a net increase in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered from net licensing proceeds totaling $1.1 million, a net increase in accelerated amortization related to patent portfolios to which our operating subsidiary elected to terminate its rights and other patent portfolio sales to unrelated parties totaling $275,000, and a net increase in scheduled amortization on patent portfolios owned or controlled as of the end of the prior year period totaling $894,000.

Operating Costs and Expenses (In thousands)

	2011	2010	2009

Marketing, general and administrative expenses (including non-cash stock compensation expense of $13,579 for 2011, $7,121 for 2010 and $7,065 for 2009)	$35,693	$25,067	$21,070
Research, consulting and other expenses - business development	4,338	2,121	1,689

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

	2011 vs. 2010	2010 vs. 2009

Addition of licensing, business development and engineering personnel and other personnel costs, net	$2,172	$1,021
Increase in variable performance-based compensation and other variable personnel costs	1,303	2,153
Corporate, general and administrative costs	796	622
State and foreign gross receipts taxes	(103)	145
Non-cash stock compensation expense	6,458	56

Research, Consulting and Other Expenses - Business Development.  Research, consulting and other expenses include third-party business development related research, development, consulting, and other costs incurred in connection with business development activities.  These costs fluctuate period to period based on business development related activities in each period.

Provision for Income Taxes (in thousands)

	2011	2010	2009

Provision for income taxes	$8,708	$1,740	$209
Effective tax rate	29%	4%	(4)%

Provision for Income Taxes. The increase in our effective tax rate in fiscal year 2011, as compared to 2010, primarily reflects the impact of foreign withholding taxes totaling $7.6 million, which were withheld by the applicable foreign tax authority pursuant to the requirements of the applicable income tax convention, on payments in connection with certain licensing arrangements executed during fiscal year 2011. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. We continue to record a full valuation allowance against our net deferred tax assets due to management's determination that the criteria for recognition have not been met. As a result, amounts related to foreign taxes withheld are reflected in tax expense for fiscal year 2011. The increase was partially offset by a decrease in noncash state tax expense calculated for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards in fiscal year 2011.

The increase in our tax expense in fiscal year 2010, as compared to fiscal year 2009, reflects the impact of the suspension of the use of NOLs in California, as described below, and the calculation of noncash tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards in fiscal year 2010.

Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for those instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital. The deductions related to the exercise and vesting of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on Acacia's consolidated tax returns (subject to suspension of use for certain tax years in California, as described below). Accordingly, the realized excess tax benefit related to the exercise and vesting of equity-based incentive awards for the periods presented, was credited to additional paid-in capital, not taxes payable. Noncash tax expense related to the actual tax benefit realized for excess tax deductions resulting from the exercise and vesting of equity-based incentive awards totaled $583,000 and $1,302,000 for the years ended December 31, 2011 and 2010, respectively.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from recent equity financings. In March 2011, we completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175.2 million after deducting underwriting discounts and related offering expenses. We retained broad discretion over the use of the net proceeds from the offering and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Our management believes that our cash and cash equivalents, investments, anticipated cash flow from operations, proceeds from our 2012 non-registered direct private placement described below and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2013 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, if at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2012. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

As described above, in August 2010, one of our wholly owned subsidiaries became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies.

In February 2012, we raised gross proceeds of $225.0 million through the sale of 6.12 million shares of our common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. The proceeds to us from the private placement, net of placement agent fees and estimated offering expenses, totaled $219.1 million. We intend to use the net proceeds of this private placement to finance pending and future acquisitions of patents and patent royalties and other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents and investments on hand totaled $323.3 million at December 31, 2011, compared to $104.5 million at December 31, 2010.  The net change in cash, cash equivalents and investments on hand related to operations for 2011, 2010 and 2009 was comprised of the following (in thousands):

	2011	2010	2009

Net cash provided by (used in):
Operating activities	$60,590	$44,922	$16,118
Investing activities	(23,237)	(8,098)	(8,652)
Financing activities	174,865	13,956	(4,010)

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $189.9 million, $127.4 million and $70.9 million in fiscal years 2011, 2010 and 2009, respectively.  The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above.  Cash outflows from operations totaled $129.3 million, $82.5 million and $54.8 million in fiscal years 2011, 2010 and 2009, respectively.   The fluctuations in cash outflows for the periods presented reflect the net increase in revenue related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. The change in net cash flows used in investing activities in fiscal year 2011, as compared to fiscal year 2010, was primarily due to patent portfolio acquisitions totaling $14.7 million and net purchases of available-for-sale investments totaling $8.4 million. Patent acquisition costs totaled $8.2 million and $9.6 million in fiscal years 2010 and 2009, respectively.  Net sales of short-term investments totaled $60,000, $184,000 and $1.0 million in fiscal years 2011, 2010 and 2009, respectively.

Cash Flows from Financing Activities.  Net cash provided by financing activities in fiscal year 2011 included net proceeds from the sale of common stock totaling $175.2 million. Fiscal year 2011 and 2010 cash inflows from financing activities included $1.5 million and $2.4 million, respectively, of capital contributions to the Acacia IP Fund and $583,000 and $1.3 million, respectively, in excess tax benefits related to stock-based compensation. Cash inflows from financing activities in fiscal years 2011, 2010 and 2009 included stock option exercise proceeds of $411,000, $15.1 million, and $247,000, respectively. Distributions to noncontrolling interests totaled $2.9 million, $4.8 million and $3.2 million in fiscal year 2011, 2010 and 2009, respectively.

In April 2009, our board of directors approved a discretionary restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, we withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in our equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by us as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of ours in connection with the vesting of such shares.  Of a total of 580,600 shares of restricted stock vesting between June 2009 and September 2009, 174,628 shares of common stock were withheld by us, in satisfaction of $1.1 million in required withholding tax liability.

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable.  Working capital at December 31, 2011 was $294.9 million, compared to $92.3 million at December 31, 2010.

Consolidated accounts receivable from licensees decreased to $2.9 million at December 31, 2011, compared to $8.0 million at December 31, 2010.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Five licensees individually represented approximately 18%, 15%, 14%, 13% and 10% of accounts receivable at December 31, 2011. One licensee individually represented approximately 74% of accounts receivable at December 31, 2010.

Consolidated royalties and contingent legal fees payable increased to $23.5 million at December 31, 2011, compared to $12.8 million at December 31, 2010.  Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

The majority of accounts receivable from licensees at December 31, 2011 were collected or scheduled to be collected in the first quarter of 2012, in accordance with the terms of the related underlying license agreements.   The majority of royalties and contingent legal fees payable are scheduled to be paid in the first quarter of 2012 in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses decreased to $6.6 million at December 31, 2011, from $7.1 million at December 31, 2010, due primarily to the decrease in litigation and licensing expenses-patents described above and the related timing of payments to vendors in the ordinary course.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have no significant commitments for capital expenditures in 2012.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of December 31, 2011, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	More than 3 years

Operating leases	$3,210	$675	$1,451	$1,084
Scheduled patent acquisition related payments	1,400	900	250	250
Payments to consultants	200	200	—	—
Total contractual obligations	$4,810	$1,775	$1,701	$1,334

Uncertain Tax Positions.  As of December 31, 2011, the liability for uncertain tax positions, associated primarily with state income taxes, totaled $85,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheets.

Recent Accounting Pronouncements

Refer to Note 2 to our notes to consolidated financial statements included elsewhere herein.

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

At December 31, 2011 and 2010, our investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of December 31, 2011), and certain auction rate securities (included in noncurrent investments in the accompanying consolidated balance sheets).

In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interests rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Similarly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a direct material impact on the value of our auction rate securities, although auction rate securities may generally be subject to greater market risk than money market funds. Marketable equity securities are subject to increased market risk sensitivity, but are not directly impacted by interest rate risk. To determine reasonably possible decreases in the value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 10% in the value of the United States equity markets, the aggregate value of our marketable equity investments could decrease by approximately 14%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report, December 31, 2011, which we refer to as the Evaluation Date.
As a result of a material weakness in our internal control over financial reporting relating to the accounting for intra-period tax expense, our management has reassessed the effectiveness of our disclosure controls and procedures and has determined that our disclosure controls and procedures were not effective as of the Evaluation Date.

Restatement of Consolidated Interim Financial Statements for the three and nine months ended September 30, 2011. On February 28, 2012, our management concluded that our unaudited condensed consolidated financial statements for the interim period ended September 30, 2011, included the use of certain net operating loss carry forwards related to the 2000 tax year reflected in our 2001 tax return (prepared by external advisors) relied on by us in connection with the preparation of the third quarter 2011 tax provision, that based on new information, were subsequently determined to be currently unsupportable, and therefore, should not be relied upon. As a result, our Audit Committee authorized and directed management to restate our unaudited interim financial statements for the three and nine months ended September 30, 2011. The restated interim financial statements have been filed for the applicable periods. No financial statements prior to the financial statements for the quarterly period ended September 30, 2011 were affected by the issue described above. The effect on disclosures prior to the quarterly period ended September 30, 2011 was not material.
Notwithstanding the material weakness described above, management believes the consolidated financial statements presented in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for all periods presented herein, in conformity with generally accepted accounting principles.
Remediation Plan. Since the date we identified this material weakness, we have taken steps to engage a third party tax consulting firm to assist us on a quarterly basis with the preparation and review of our interim and year-end tax provision calculations. While we had procedures and processes to apply accounting standards to complex intra period tax provision calculations, we did not have adequate resources to provide for a detailed analysis, documentation and review of the 2000 and 2001 historical tax returns, giving rise to the currently unsupportable tax attributes. This material weakness prevented us from properly reporting the noncash tax expense financial information for the third quarter of 2011, and we have filed restated financial statements for the applicable periods. The resulting offsetting adjustment was credited to additional paid-in capital, not taxes payable, and accordingly, does not reflect cash taxes payable. We are in the process of enhancing our processes through the engagement of a tax consulting firm with the resources and ability to research, analyze and apply complex tax accounting standards. Management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to implement policies and procedures to improve the overall effectiveness of internal control over financial reporting.
Changes in Internal Controls. Except as described above, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
(b) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles; providing reasonable assurance that receipts and expenditures are made only in accordance with authorizations of our management and directors; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in Internal Control-Integrated Framework. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal controls over financial reporting were ineffective as of December 31, 2011, based on a material weakness identified by management as a result of the inclusion of certain net operating loss carry forwards related to the 2000 tax year reflected in our 2001 tax return (prepared by external advisors) relied on by us in connection with the preparation of the third quarter 2011 tax provision, that based new information, were subsequently determined to be currently unsupportable. The material weakness led to a misstatement of noncash tax expense included in the tax provision for the three and nine months ended September 30, 2011. The resulting offsetting adjustment was credited to additional paid-in capital, not taxes payable, and accordingly, does not reflect cash taxes payable. No financial statements prior to the financial statements for the quarterly period ended September 30, 2011 were affected by the issue described above. The effect on disclosures prior to the quarterly period ended September 30, 2011 was not material. We are in the process of enhancing our processes and procedures through the engagement of an external tax consulting firm to assist us on a quarterly basis with the preparation and review of interim and year-end tax provision calculations with the ability and resources to research, analyze and apply complex tax accounting standards. We will continue to review the updated control structure to ensure management's plan is effective in remediating the material weakness identified.
Grant Thornton LLP, our independent registered public accountants, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the COSO criteria; their report is included in Item 15.

ITEM 9B. OTHER INFORMATION

None

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

 Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief executive officer, chief financial and accounting officer, president and any persons performing similar functions.  Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

 ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	434,000	$5.55	598,000
2007 Acacia Technologies Stock Incentive Plan(2)	—	—	—
Subtotal	434,000	$5.55	598,000
Equity compensation plans not approved by security holders(3)
	N/A	N/A	N/A
Total	434,000	$5.55	598,000
____________________

(1)
The share reserve under the 2002 Acacia Technologies Stock Incentive Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. Column (a) excludes 1,333,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2011. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

(2)
The initial share reserve under the 2007 Acacia Technologies Stock Incentive Plan, or the 2007 Plan, was 560,000 shares of our common stock. The share reserve under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan). Column (a) excludes 270,000 in nonvested restricted stock awards outstanding at December 31, 2011. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

(3)	We have not authorized the issuance of equity securities under any plan not approved by security holders.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2011 and 2010	F- 3
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	F- 4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	F- 5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F- 6
Notes to Consolidated Financial Statements	F- 7

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3) Exhibits

Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc.(16)

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (10)
3.2.1	Amendment to Amended and Restated Bylaws (11)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.10	Form of Indemnification Agreement (8)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (9)

10.12	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (10)
10.19.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Dooyong Lee (14)
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (10)
10.20.1*	Addendum, dated March 31, 2008, to Employment Agreement by and between Acacia Media Technologies Corporation and Edward Treska (12)
10.21	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.23*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (13)
10.23.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (13)
10.24*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (12)
10.24.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (13)
10.25*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (12)
10.25.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (13)
10.26*	Acacia Research Corporation Amended and Restated Executive Severance Policy (13)
10.27	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (15)
10.28	Form of Purchase Agreement (17)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (14)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101**	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

**
In accordance with Rule 405(a)(2) of Regulation S-T, the registrant will file its first Interactive Data Files that comply with paragraphs (d)(1) through (d)(4), (e)(1) and (e)(2) of Rule 405 of Regulation S-T as exhibits to an amendment to this Annual Report on Form 10-K to be filed no later than 30 days after the date hereof.

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

(5)	Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(6)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (SEC File No. 000-26068).

(7)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10‑K for the year ended December 31, 2001, filed on March 27, 2002 (SEC File No. 000‑26068).

(8)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (SEC File No. 000‑26068).

(10)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on January 7, 2008 (File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on April 2, 2008 (SEC File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(14)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010, as amended on February 26, 2010 (File No. 000-26068)

(15)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, as amended on March 24, 2011 (File No. 000-26068).

(16)
Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K/A filed on January 19, 2012 (File No. 000-26068). Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

(17)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	February 29, 2012	By:	/s/ Paul R. Ryan
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

Signature		Title	Date

/s/	Paul R. Ryan	Chairman of the Board and	February 29, 2012
	Paul R. Ryan	Chief Executive Officer
(Principal Executive Officer)

/s/	Robert L. Harris, II	Director and President	February 29, 2012
Robert L. Harris, II

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	February 29, 2012
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	Fred A. de Boom	Director	February 29, 2012
Fred A. de Boom

/s/	Edward W. Frykman	Director	February 29, 2012
Edward W. Frykman

/s/	G. Louis Graziadio, III	Director	February 29, 2012
G. Louis Graziadio, III

/s/	William S. Anderson	Director	February 29, 2012
William S. Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (a Delaware corporation) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an adverse opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 8, the Company elected to change its method of accounting for term agreements in 2009.

/s/ GRANT THORNTON LLP

Irvine, California
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited Acacia Research Corporation's (a Delaware Corporation) (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acacia Research Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Acacia Research Corporation's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. The Company has identified a material weakness in accounting for intra period income tax expense.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Acacia Research Corporation has not maintained effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acacia Research Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our audit report dated
February 29, 2012, which expressed an unqualified opinion on those financial statements and contained an explanatory paragraph relating to the change in accounting method for term agreements in 2009.

/s/ GRANT THORNTON LLP

Irvine, California
February 29, 2012

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and 2010
(In thousands, except share and per share information)

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$314,733	$102,515
Short-term investments	6,597	—
Accounts receivable	2,915	7,987
Prepaid expenses and other current assets	803	1,679
Total current assets	325,048	112,181
Property and equipment, net of accumulated depreciation and amortization	220	135
Patents, net of accumulated amortization	25,188	19,803
Investments - noncurrent	1,956	2,001
Other assets	465	664
	$352,877	$134,784
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$6,625	$7,099
Royalties and contingent legal fees payable	23,508	12,760
Total current liabilities	30,133	19,859
Other liabilities	632	1,072
Total liabilities	30,765	20,931
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 42,928,001 and 36,029,068 shares issued and outstanding as of December 31, 2011 and 2010, respectively	43	36
Additional paid-in capital	386,821	197,026
Accumulated comprehensive loss	(1,830)	—
Accumulated deficit	(65,085)	(86,191)
Total Acacia Research Corporation stockholders' equity	319,949	110,871
Noncontrolling interests in operating subsidiaries	2,163	2,982
Total stockholders' equity	322,112	113,853
	$352,877	$134,784

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands, except share and per share information)

	2011	2010	2009

Revenues	$172,256	$131,829	$67,340
Operating costs and expenses:
Cost of revenues:
Inventor royalties	43,727	25,292	15,673
Contingent legal fees	40,281	19,906	15,945
Litigation and licensing expenses - patents	13,005	13,891	14,055
Amortization of patents	9,745	6,931	4,634
Verdict insurance proceeds	(12,451)	—	—
Verdict insurance proceeds related costs	7,661	—	—
Marketing, general and administrative expenses (including non-cash stock compensation expense of $13,579 in 2011, $7,121 in 2010, and $7,065 in 2009)	35,693	25,067	21,070
Research, consulting and other expenses - business development	4,338	2,121	1,689

Total operating costs and expenses	141,999	93,208	73,066

Operating income (loss)	30,257	38,621	(5,726)

Interest and investment income	96	135	302
Income (loss) from operations before provision for income taxes	30,353	38,756	(5,424)
Provision for income taxes	(8,708)	(1,740)	(209)
Net income (loss) including noncontrolling interests in operating subsidiaries	21,645	37,016	(5,633)
Net income attributable to noncontrolling interests in operating subsidiaries	(539)	(2,965)	(5,657)
Net income (loss) attributable to Acacia Research Corporation	$21,106	$34,051	$(11,290)

Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$0.53	$1.05	$(0.38)
Diluted income (loss) per share	$0.51	$0.97	$(0.38)

Weighted-average shares:
Weighted-average number of shares outstanding, basic	39,743,433	32,306,322	29,914,801
Weighted-average number of shares outstanding, diluted	41,258,297	35,081,611	29,914,801

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands, except share information)

	Common Shares	Common Stock	Additional Paid-in Capital	Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2008	30,884,994	$31	$167,468	$—	$(108,952)	$—	$58,547
2009
Net loss attributable to Acacia Research Corporation	—	—	—	—	(11,290)	—	(11,290)
Stock options exercised	94,700	—	247	—	—	—	247
Repurchased restricted common stock	(174,628)	—	(1,107)	—	—	—	(1,107)
Compensation expense relating to stock options and restricted stock awards	1,107,000	1	7,064	—	—	—	7,065
Net income attributable to noncontrolling interests in operating subsidiary	—	—	—	—	—	5,657	5,657
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	(3,150)	(3,150)
Balance at December 31, 2009	31,912,066	32	173,672	—	(120,242)	2,507	55,969
2010
Net income attributable to Acacia Research Corporation	—	—	—	—	34,051	—	34,051
Stock options exercised	2,852,002	3	15,065	—	—	—	15,068
Compensation expense relating to stock options and restricted stock awards	1,265,000	1	7,120	—	—	—	7,121
Excess tax benefits from stock-based compensation	—	—	1,302	—	—	—	1,302
Net income attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	2,965	2,965
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	2,317	2,317
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	(4,807)	(4,807)
Issuance costs	—	—	(133)	—	—	—	(133)
Balance at December 31, 2010	36,029,068	36	197,026	—	(86,191)	2,982	113,853
2011
Net income attributable to Acacia Research Corporation	—	—	—	—	21,106	—	21,106
Sale of common stock, net of issuance costs of $5,896	5,750,000	6	175,223	—	—	—	175,229
Stock options exercised	87,068	—	411	—	—	—	411
Compensation expense relating to stock options and restricted stock awards	1,061,865	1	13,578	—	—	—	13,579
Excess tax benefits from stock-based compensation	—	—	583	—	—	—	583
Net income attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	539	539
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	1,539	1,539
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	(2,897)	(2,897)
Unrealized loss on short-term investments	—	—	—	(1,830)	—	—	(1,830)
Balance at December 31, 2011	42,928,001	$43	$386,821	$(1,830)	$(65,085)	$2,163	$322,112

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
 (In thousands)

	2011	2010	2009

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiaries	$21,645	$37,016	$(5,633)
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	9,850	7,017	4,759
Non-cash stock compensation	13,579	7,121	7,065
(Gain) loss on investments	(15)	(32)	47
Changes in assets and liabilities:
Accounts receivable	5,072	(2,877)	2,326
Prepaid expenses and other assets	1,075	(757)	(106)
Accounts payable and accrued expenses	(1,364)	(1,414)	4,836
Royalties and contingent legal fees payable	10,748	358	1,632
Deferred revenues	—	(1,510)	1,192

Net cash provided by operating activities	60,590	44,922	16,118

Cash flows from investing activities:
Purchase of property and equipment	(190)	(58)	(67)
Purchase of available-for-sale investments	(8,427)	—	—
Sale of available-for-sale investments	60	184	1,040
Patent acquisition costs	(14,680)	(8,224)	(9,625)

Net cash used in investing activities	(23,237)	(8,098)	(8,652)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	175,229	—	—
Distributions to noncontrolling interests in operating subsidiary	(2,897)	(4,807)	(3,150)
Contributions from noncontrolling interests in operating subsidiary, net of issuance costs	1,539	2,393	—
Repurchased restricted common stock	—	—	(1,107)
Proceeds from the exercise of stock options	411	15,068	247
Excess tax benefits from stock-based compensation	583	1,302	—

Net cash provided by (used in) financing activities	174,865	13,956	(4,010)

Increase in cash and cash equivalents	212,218	50,780	3,456

Cash and cash equivalents, beginning	102,515	51,735	48,279

Cash and cash equivalents, ending	$314,733	$102,515	$51,735

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

Acacia's operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia's operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia's operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia's operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries ("noncontrolling interests") are separately presented as a component of stockholders’ equity in the consolidated statements of stockholders' equity for the applicable periods presented.  Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations for the applicable periods presented.  Refer to the accompanying consolidated statements of stockholders' equity for total noncontrolling interests for the applicable periods presented. For the periods presented, net (income) loss attributable to noncontrolling interests in operating subsidiaries was comprised of the following (in thousands):

	2011	2010	2009

Net income attributable to noncontrolling interests(1)	$—	$(3,191)	$(5,657)
Net (income) loss attributable to noncontrolling interests - Acacia IP Fund	(539)	226	—
Total net income attributable to noncontrolling interests	$(539)	$(2,965)	$(5,657)
_________________________________________
(1) Net income attributable to noncontrolling interests in operating subsidiary represents net inventor royalties distributable to noncontrolling interests in one of Acacia's majority-owned operating subsidiaries.

Change in Accounting Policy for Term Agreements. Effective October 1, 2009, the Company elected to change its method of accounting for its term agreements to recognize revenue when delivery of the intellectual property rights and all other arrangement deliverables has substantially occurred. Refer to Note 8 to these notes to consolidated financial statements for additional information.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the Company's revenue arrangements provide for future royalties or additional required payments based on future licensee activities.  Additional royalties are recognized in revenue upon resolution of the related contingency provided that all revenue recognition criteria, as described above, have been met.  Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management.

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

Investments in Marketable Securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At December 31, 2011 and 2010, all of Acacia’s investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1) whenever possible, with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized.  Realized and unrealized gains and losses are recorded based on the specific identification method.  Interest on all securities are included in interest income.  Refer to Note 7 to these notes to consolidated financial statements for information on the fair value and classification of auction rate securities held as of December 31, 2011 and 2010.

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

Three licensees accounted for 26%, 17% and 15%, respectively, of revenues recognized during the year ended December 31, 2011. Two licensees accounted for 35% and 19%, respectively, of revenues recognized during the year ended December 31, 2010.  Two licensees accounted for 15% and 12%, respectively, of revenues recognized during the year ended December 31, 2009.  Five licensees represented approximately 18%, 15%, 14%, 13% and 10% of accounts receivable at

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011. One licensee represented approximately 74% of accounts receivable at December 31, 2010.

Acacia performs regular credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses.  Accounts receivable are recorded at the executed contract amount and generally do not bear interest.  Collateral is not required.

Property and Equipment.  Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred.  When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal.  Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives of the assets:

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

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, investments, accounts receivables, accounts payable and accrued expenses approximates their fair values due to their short-term maturities.

Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate. Refer to Note 11 to these notes to consolidated financial statements for information on stock-based awards granted for the periods presented.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total amount of unrecognized tax benefits as of December 31, 2011, 2010 and 2009 was $85,000, all of which, if recognized, would affect the effective tax rate.

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense.  Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

Acacia is subject to taxation in the U.S. and various state jurisdictions.  With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 1995.

At December 31, 2011, Acacia had U.S. federal and state income tax net operating loss carryforwards ("NOL") as summarized in Note 10 to these notes to consolidated financial statements.  Due to uncertainties surrounding Acacia’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets.

If a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated deferred tax asset for those instruments is considered an excess tax benefit, and is recognized as additional paid-in capital.

Comprehensive Income (Loss).  Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners. Consolidated comprehensive income for Acacia, comprised of net income attributable to Acacia of $21,106,000, and unrealized loss on short-term investments of $1,830,000, totaled $19,276,000 for the year ended December 31, 2011. Consolidated comprehensive income (loss) for Acacia was equal to net income (loss) attributable to Acacia for the years ended December 31, 2010 and 2009.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income (loss) per share:

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010	2009

Weighted-average common shares outstanding - basic	39,743,433	32,306,322	29,914,801
Dilutive effect of Equity-based Incentive Awards	1,514,864	2,775,289	—
Weighted-average common shares outstanding - diluted	41,258,297	35,081,611	29,914,801

Anti-dilutive Equity-based Incentive Awards excluded from the computation of diluted income (loss) per share	77,760	14,768	5,144,960

Recently Adopted Accounting Pronouncements. Accounting Standards Update No. 2010-06 (“ASU No. 2010-06”). Certain provisions of ASU No. 2010-06 became effective for Acacia during the first quarter of 2011. Those provisions require the Company to disclose in the footnotes as separate line items, all purchases, sales, issuances, and settlements of financial instruments valued using significant unobservable inputs (Level 3) in the reconciliation of fair value measurements, in contrast to the aggregate presentation as a single line item. The adoption of this provision of the standard did not have a material impact on the Company's consolidated financial statements or related disclosures.

New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board ("FASB") issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

In September 2011, the FASB issued new accounting guidance intended to simplify goodwill impairment testing. The Company will be allowed to perform a qualitative assessment on goodwill impairment to determine whether a quantitative assessment is necessary. This guidance is effective for goodwill impairment tests performed in interim and annual periods for fiscal years beginning after December 15, 2011 with early adoption permitted. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

3.  SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2011 were comprised of an equity investment in the common stock of a technology company, classified as available-for-sale, with a cost basis of $8,427,000, unrealized losses of $1,830,000 included in other comprehensive loss in the consolidated statement of stockholder's equity as of December 31, 2011, and a recorded basis of $6,597,000. For the periods presented, equity investments in common stock are reported at fair value on a recurring basis using significant observable inputs (Level 1). Unrealized loss positions related to equity investments have existed for less than twelve months, and are due to market price movements. Acacia's management does not believe any remaining unrealized losses represent other-than-temporary impairments based on its evaluation of available evidence as of December 31, 2011.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2011 and 2010 (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

Furniture and fixtures	$344	$373
Computer hardware and software	454	478
Leasehold improvements	165	154
	963	1,005
Less: accumulated depreciation and amortization	(743)	(870)
	$220	$135

Depreciation expense was $105,000, $86,000 and $125,000 for the years ended December 31, 2011, 2010 and 2009, respectively. In 2011, we retired $232,000 of fully depreciated items held in property and equipment.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010

Accounts payable	$354	$359
Payroll and other employee benefits	909	941
Accrued vacation	693	589
Accrued legal expenses - patent	1,765	2,535
Accrued consulting and other professional fees	1,286	1,786
Accrued patent acquisition related payments	900	300
Accrued taxes payable	583	198
Other accrued liabilities	135	391
	$6,625	$7,099

6.  PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to seven years.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010

Gross carrying amount - patents	$61,519	$51,001
Accumulated amortization - patents	(36,331)	(31,198)
Patents, net	$25,188	$19,803

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is five years.  Scheduled annual aggregate amortization expense for each of the next five years through December 31, 2016 is estimated to be $5,115,000 in 2012, $4,896,000 in 2013, $4,707,000 in 2014, $4,264,000 in 2015 and $3,118,000 in 2016.

For the years ended December 31, 2011, 2010 and 2009, on a consolidated basis, Acacia’s operating subsidiaries incurred and capitalized patent and patent rights acquisition costs totaling $14,680,000, $8,224,000 and $9,625,000, respectively.  The patents have estimated economic useful lives ranging from one to seven years and are being amortized over weighted-average economic useful lives of seven years. For all periods presented, all of Acacia’s acquired intangible assets were subject to amortization. Included in capitalized patent costs as of December 31, 2011 and 2010 are $900,000 and $1,050,000, respectively, of accrued future patent-related acquisition costs that management expects to incur pursuant to the terms of the underlying patent acquisition agreements, which are being amortized over the estimated economic useful life of the patents acquired.

During the periods presented, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent-related assets. For the years ended December 31, 2011, 2010 and 2009, accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $3,111,000, $1,171,000 and $42,000, respectively.

In 2011 and 2010, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $821,000 and $275,000, respectively.

Patent costs and accumulated amortization related to patent-related disposals totaled $4,612,000 and $3,509,000, respectively, for the year ended December 31, 2011. Patent costs and accumulated amortization related to patent-related disposals totaled $1,540,000 and $1,108,000, respectively, for the year ended December 31, 2010. Proceeds of $11,000,000 and $240,000, and costs of $4,717,000 and $94,000, related to the sale of patents, are included in net operating income for the years ended December 31, 2011 and 2010, respectively.

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of December 31, 2011 and 2010, Acacia held investment grade auction rate securities with a par value totaling $2,425,000 and $2,485,000, respectively, consisting of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, which are classified as available-for-sale and reflected at fair value.  Auction rate securities are classified as noncurrent for the periods presented.  Contractual maturity dates range up to thirty-five years, with reset dates every 7 to 63 days.

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

The fair values of these securities were estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of December 31, 2011 and 2010.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

Acacia recorded an other-than-temporary loss of $296,000 in the statement of operations for the year ended December 31, 2009.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded net realized gains totaling $15,000, $32,000 and $13,000 for the years ended December 31, 2011, 2010 and 2009, respectively, reflecting partial recoveries of the other-than-temporary losses originally recorded on these securities.  As of December 31, 2011, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $469,000.

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

The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2011 and 2010 (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2011	2010

Auction rate securities:
Beginning balance as of January 1	$2,001	$2,152
Total gains or (losses) (realized or unrealized):
Recognized (losses) included in earnings	—	—
Recognized gains included in earnings	15	49
Settlements	(60)	(200)
Ending balance as of December 31	$1,956	$2,001

8.  CHANGE IN ACCOUNTING POLICY

Certain revenue agreements provide for the payment of a minimum upfront fee at the inception of each contractual term in consideration for the respective intellectual property rights granted, hereinafter referred to as “term agreements.” Effective October 1, 2009, the Company elected to change its method of accounting for its term agreements to recognize revenue when delivery of the intellectual property rights and all other arrangement deliverables has substantially occurred, which is typically at the time of execution of the related term agreement, or upon receipt of the applicable minimum upfront renewal payment, and when all other revenue recognition criteria, as described in Note 2 to these notes to consolidated financial statements, have been met.   Prior to the change in the Company’s method of accounting, fees for term agreements were deferred and amortized to revenue on a straight-line basis over the applicable contractual license term.  The new method was adopted as it provides a consistent approach to accounting for all of the Company’s license arrangements with similar significant terms and conditions and more closely reflects the culmination of the earnings process associated with these revenue arrangements.

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

9.  STOCKHOLDERS’ EQUITY

Equity Offering

In March 2011, Acacia completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175,229,000, after deducting underwriting discounts and related offering expenses. Acacia retained broad discretion over the use of the net proceeds from the sale of common stock and intends to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

Acacia’s provision for income taxes consists of the following (in thousands):

	2011	2010	2009

Current:
Federal	$179	$—	$—
State taxes	943	1,473	209
Foreign taxes	7,586	267	—
	$8,708	$1,740	$209

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$7,626	$13,988
Amortization and depreciation	6,252	5,702
Stock compensation	2,665	1,595
Basis of investments in affiliates	1,375	1,344
Accrued liabilities and other	471	550
Unrealized loss on short-term investments	746	—
State taxes	124	5
Intangibles	—	100
Other	278	—
Total deferred tax assets	19,537	23,284
Less: valuation allowance	(19,537)	(23,284)
Net deferred taxes	$—	$—

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2011	2010	2009

Statutory federal tax rate	35%	34%	34%
State income and foreign taxes, net of federal tax effect	27%	5%	(4)%
Foreign tax credit	(25)%	—	—
Noncontrolling interests in operating subsidiaries	(1)%	(3)%	40%
Equity compensation	—	(1)%	(1)%
Non deductible permanent items	4%	—	—
Expired net operating loss carryforwards	1%	1%	—
Valuation allowance	(12)%	(32)%	(73)%
	29%	4%	(4)%

At December 31, 2011, Acacia has established a full valuation allowance against its net deferred tax assets, due to management’s determination that the criteria for recognition have not been met. At December 31, 2011, Acacia had U.S. federal and state income tax NOLs totaling approximately $69,062,000 and $61,493,000, expiring between 2020 and 2030, and 2015 and 2030, respectively, for which $11,302,000 and $3,911,000 of federal and state net operating losses are included as a deferred tax asset which will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia's tax return. In addition, $57,760,000 and $33,108,000 of federal and state net operating losses are not included as a deferred tax asset and will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia's tax return as they relate to unrecognized excess tax benefits. As of December 31, 2011, $3,956,000 and $228,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia's federal and state NOLs deferred tax asset,

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively.

The Company has elected to utilize the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit has reduce taxes payable. Under this approach, the windfall tax benefits would be recognized in additional paid in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. Accordingly, the Company has $7,625,000 of foreign tax credits (expiring between 2020 and 2021) at December 31, 2011, and $6,300,000 of these credits have not been recorded as a deferred tax asset as the benefit will be credited to additional paid in capital when realized as a reduction of tax payable on Acacia's tax returns.

The increase in the Company's effective tax rate for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily reflects the impact of foreign withholding taxes totaling $7.6 million, which were withheld by the applicable foreign tax authority pursuant to the requirements of the applicable income tax convention, on payments in connection with certain licensing arrangements executed during fiscal year 2011. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

The increase in the Company's tax expense for the year ended December 31, 2010, as compared to the year ended December 31, 2009, primarily reflects the impact of the suspension of the use of NOLs in California and the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards during the year ended December 31, 2010.

The deductions related to the exercise and vesting of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on Acacia's consolidated tax returns (subject to suspension of use for certain tax years in California, as described below). Accordingly, the excess tax benefit related to the exercise and vesting of equity-based incentive awards for the periods presented, was credited to additional paid-in capital, not taxes payable. The actual tax benefit realized for excess tax deductions resulting from the exercise and vesting of equity-based incentive awards (noncash tax expense) totaled $583,000 and $1,302,000 for the years ended December 31, 2011 and 2010, respectively.

In October 2010, the State of California passed a state budget including provisions furthering the suspension of the use of NOLs, for the 2010 and 2011 tax years. As a result, California State NOLs are not available to offset California taxable income for the 2010 or 2011 tax years.

In connection with a review of historical NOLs during the year ended December 31, 2011, Acacia has reduced NOLs related to the 2000 tax year by approximately $10 million due to uncertainty of realization in future periods. Acacia retroactively corrected its deferred tax asset balances and the related valuation allowance in the table above by approximately $3.5 million. There was no other impact to the financial statements for this correction. Management concluded this correction was not material to the annual financial statements.

The U.S. Internal Revenue Service is auditing our 2009 Federal consolidated income tax return. The audit is in process and no findings or adjustments have been proposed by the IRS.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares.  The aggregate number of shares of common stock available for issuance under the 2002 Plan shall not exceed 20,000,000 shares.  At December 31, 2011, there were 598,000 shares available for grant under the 2002 Plan.

The initial share reserve under the 2007 Plan was 560,000 shares.  The number of shares of common stock available for issuance under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year.  After January 1, 2009, no new additional shares will be added to the 2007 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan).  At December 31, 2011, there were no shares available for grant under the 2007 Plan.

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

The following table summarizes stock option activity for the Plans for the year ended December 31, 2011:

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2010	521,000	$5.41
Exercised	(87,000)	$4.73
Outstanding at December 31, 2011	434,000	$5.55	2.8 years	$13,442,000
Vested	434,000	$5.55	2.8 years	$13,442,000
Exercisable at December 31, 2011	434,000	$5.55	2.8 years	$13,442,000

The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $2,822,000, $40,994,000, and $541,000, respectively.  The aggregate fair value of options that vested during the years ended December 31, 2011, 2010 and 2009 was $0, $209,000 and $587,000, respectively.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2011:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2010	1,623,000	$6.85
Granted	1,107,000	$29.24
Vested	(1,180,000)	$9.36
Canceled	(45,000)	$17.72
Nonvested restricted stock at December 31, 2011	1,505,000	$21.01

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2011, 2010 and 2009 was $29.24, $8.61, and $3.51, respectively.  The aggregate fair value of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 was $11,043,000, $6,914,000, $6,291,000, respectively.  As of December 31, 2011, the total unrecognized compensation expense related to nonvested restricted stock awards was $23,975,000, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

The following table summarizes restricted stock unit activity for the year ended December 31, 2011:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested restricted stock units outstanding at December 31, 2010	38,000	$8.12
Granted	15,000	$24.87
Vested	(27,000)	$9.41
Nonvested restricted stock units outstanding at December 31, 2011	26,000	$16.57
Vested restricted stock units outstanding at December 31, 2011	72,000	$7.56

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2011, 2010 and 2009 was $24.87, $11.99 and $3.50, respectively.  The aggregate fair value of restricted stock units that vested during the years ended December 31, 2011, 2010 and 2009 was $257,000, $158,000 and $84,000, respectively.  As of December 31, 2011, the total unrecognized compensation expense related to restricted stock unit awards was $367,000, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

As of December 31, 2011, 1,131,000 shares of common stock are reserved for issuance under the Plans.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring at various dates from 2013 through 2016.  Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Year
2012	$675,000
2013	761,000
2014	690,000
2015	718,000
2016	366,000
Total minimum lease payments	$3,210,000

Rent expense for the years ended December 31, 2011, 2010 and 2009 approximated $915,000, $1,011,000 and $983,000, respectively.  Rental payments are expensed in the statements of operations in the period to which they relate.  Scheduled rent increases are amortized on a straight-line basis over the lease term.

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

During the years ended December 31, 2011 and 2010, Acacia entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia's operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and if required to be paid by Acacia or its operating subsidiaries, could materially harm the Company's operating results and financial position.

Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business.  In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases.  Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.  However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any.  The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations.   The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make.  To date, Acacia has made no payments related to these guarantees and indemnities.  Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Other

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund is included in the Company's consolidated financial statements as of and for the year ended December 31, 2010, as Acacia's wholly owned subsidiary, as the general partner, has the ability to control the operations and activities of the Acacia IP Fund. Refer to note 2 to these notes to consolidated financial statements for information regarding the consolidation of majority-owned subsidiaries and the presentation of related noncontrolling interests. At December 31, 2011 and 2010, Acacia IP Fund net assets totaled $4,442,000 and $4,706,000, respectively, and primarily related to patent acquisition costs, net of related accumulated amortization.

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

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for state income taxes totaled $185,000, $211,000 and $169,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Foreign taxes withheld totaled $7,586,000, $268,000 and $3,000 for the years ended December 31, 2011, 2010 and 2009.

Refer to Note 6 to these notes to consolidated financial statements for information regarding noncash investing activity related to the acquisition of patents for the periods presented. Noncash financing activity for the year ended December 31, 2010 included accrued issuance costs associated with the funding of the Acacia IP Fund totaling $210,000, $117,000 of which was charged to additional-paid-in-capital and $93,000 of which was charged to noncontrolling interests in operating subsidiaries.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2011. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2011	2011	2011	2011	2010	2010	2010	2010
	(Unaudited, In thousands, except share and per share information)
Revenues	$61,130	$39,746	$50,585	$20,795	$39,772	$15,006	$63,949	$13,102
Operating costs and expenses:
Cost of revenues:
Inventor royalties	13,089	8,588	15,592	6,458	3,911	2,877	14,508	3,996
Contingent legal fees	9,367	13,039	12,328	5,547	4,407	3,465	9,739	2,295
Litigation and licensing expenses - patents	3,538	3,761	3,501	2,205	3,696	4,433	2,835	2,927
Amortization of patents	3,772	2,600	1,946	1,427	1,703	1,876	1,963	1,389
Verdict insurance proceeds	—	—	(12,451)	—	—	—	—	—
Verdict insurance proceeds related costs	—	—	7,661	—	—	—	—	—
Marketing, general and administrative expenses (including non-cash stock compensation expense)	9,981	8,302	8,748	8,662	6,332	6,056	6,388	6,291
Research, consulting and other expenses - business development	708	1,335	850	1,445	372	453	461	835
Total operating costs and expenses	40,455	37,625	38,175	25,744	20,421	19,160	35,894	17,733
Operating income (loss)	20,675	2,121	12,410	(4,949)	19,351	(4,154)	28,055	(4,631)
Other income (expense)	29	24	25	18	19	20	44	52
Income (loss) before provision for income taxes	20,704	2,145	12,435	(4,931)	19,370	(4,134)	28,099	(4,579)
(Provision) benefit for income taxes	(7,148)	(306)	(1,889)	635	(321)	13	(317)	(1,115)
Net income (loss) including noncontrolling interests	13,556	1,839	10,546	(4,296)	19,049	(4,121)	27,782	(5,694)
Net (income) loss attributable to noncontrolling interests	(1,203)	300	257	107	(537)	255	(3,107)	424
Net income (loss) attributable to Acacia Research Corporation	$12,353	$2,139	$10,803	$(4,189)	$18,512	$(3,866)	$24,675	$(5,270)
Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$0.35	$0.05	$0.26	$(0.10)	$0.60	$(0.12)	$0.75	$(0.16)
Diluted income (loss) per share	$0.34	$0.05	$0.25	$(0.10)	$0.55	$(0.12)	$0.70	$(0.16)
Weighted-average number of shares outstanding, basic	35,182,811	40,994,082	41,292,819	41,418,470	30,847,403	31,664,869	32,794,553	33,879,777
Weighted-average number of shares outstanding, diluted	36,448,005	42,453,782	42,857,880	41,418,470	33,411,093	31,664,869	35,105,354	33,879,777

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SUBSEQUENT EVENTS

In January 2012, pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of November 22, 2011 among Acacia Research Group LLC ("ARG"), a wholly owned subsidiary of Acacia, Apollo Patent Corp., a newly-formed, wholly owned subsidiary of ARG (“Merger Sub”), ADAPTIX, Inc., a Delaware corporation (“ADAPTIX”), and Baker Communications Fund II (QP), L.P., solely in its capacity as shareholder representative, ARG completed its acquisition of ADAPTIX through the merger of Merger Sub with and into ADAPTIX, with ADAPTIX as the surviving corporation (the “Merger”). Upon completion of the Merger, the separate corporate existence of Merger Sub ceased and ADAPTIX became a wholly owned subsidiary of ARG. On the date of acquisition, ADAPTIX held no material assets other than its portfolio of patents and $10 million of cash on hand. The consideration paid by ARG in connection with the Merger, totaled approximately $160,000,000, paid in cash. ADAPTIX's patent portfolio is comprised of approximately 230 issued and pending patents in 13 countries, extending across a broad range of 4G technologies including OFDMA and MIMO.

In February 2012, Acacia raised gross proceeds of $225,000,000 through the sale of 6.12 million shares of our common stock at a price of $36.75 per share in a non-registered direct offering with certain institutional accredited investors. Net proceeds, net of placement agent fees and estimated offering expenses totaled $219,112,000. We intend to use the net proceeds of this private placement to finance pending and future acquisitions of patents and patent royalties and other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc.(16)

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (10)
3.2.1	Amendment to Amended and Restated Bylaws (11)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.10	Form of Indemnification Agreement (8)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (9)
10.12	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (10)
10.19.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Dooyong Lee (14)
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (10)
10.20.1*	Addendum, dated March 31, 2008, to Employment Agreement by and between Acacia Media Technologies Corporation and Edward Treska (12)
10.21	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.23*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (13)
10.23.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (13)
10.24*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (12)
10.24.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (13)
10.25*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (12)
10.25.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (13)
10.26*	Acacia Research Corporation Amended and Restated Executive Severance Policy (13)
10.27	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (15)
10.28	Form of Purchase Agreement (17)

18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (14)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101**	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

**
In accordance with Rule 405(a)(2) of Regulation S-T, the registrant will file its first Interactive Data Files that comply with paragraphs (d)(1) through (d)(4), (e)(1) and (e)(2) of Rule 405 of Regulation S-T as exhibits to an amendment to this Annual Report on Form 10-K to be filed no later than 30 days after the date hereof.

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

(5)	Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(6)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (SEC File No. 000-26068).

(7)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10‑K for the year ended December 31, 2001, filed on March 27, 2002 (SEC File No. 000‑26068).

(8)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (SEC File No. 000‑26068).

(10)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on January 7, 2008 (File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on April 2, 2008 (SEC File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(14)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010, as amended on February 26, 2010 (File No. 000-26068)

(15)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, as amended on March 24, 2011 (File No. 000-26068).

(16)
Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K/A filed on January 19, 2012 (File No. 000-26068). Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

(17)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).