Form 10-Q/A
period 2011-09-30
ACACIA RESEARCH CORP
filed 2012-03-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q/A
Amendment No. 2
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

EXPLANATORY NOTE
FORM 10-Q/A Amendment No. 2

This Amendment No. 2 on Form 10-Q/A ("Amended Form 10-Q/A No. 2") is solely to include the certifications specified in Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 as part of our Amendment No. 1 on Form 10-Q/A (“Amended Form 10-Q/A No. 1”), which were inadvertently omitted from the Amended Form 10-Q/A No. 1 originally filed.

On February 29, 2012, Acacia Research Corporation (“the Company”) filed an Amended Form 10-Q/A No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on October 28, 2011.

The Company is filing this Amended Form 10-Q/A No. 2 to amend our Amended Form 10-Q/A No. 1, which was filed with the SEC on February 29, 2012. This Amended Form 10-Q/A No. 2 is solely to include the certifications as part of our Amended Form 10-Q/A No. 1, which are specified in Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, and required to be filed. Exhibits 31.1, 31.2, 32.1 and 32.2 were inadvertently omitted from the Amended Form 10-Q/A No. 1 originally filed.

The Amended Form 10-Q/A No. 2 includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. No other changes have been made to the Amended Form 10-Q/A No. 1 as filed. This Amended Form 10-Q/A No. 2 does not reflect events occurring after the filing of the Amended Form 10-Q/A No. 1 or modify or update those disclosures affected by subsequent events.

EXPLANATORY NOTE
FORM 10-Q/A Amendment No. 1

The Company filed Amended Form 10-Q/A No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, which was originally filed with the SEC on October 28, 2011 (the “Original Form 10-Q”), to restate the Company’s unaudited condensed consolidated financial statements for the three and nine month period ended September 30, 2011 and amend related disclosures in the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations" of the original Form 10-Q.

The Original Form 10-Q included $182,000 and $7.6 million of tax expense for the three and nine month periods ended September 30, 2011, respectively. During the Company’s 2011 year-end close procedures, based on new information, the Company determined that certain net operating loss carry forwards related to the 2000 tax year included in the Company's 2001 tax return (prepared by external advisors) and relied upon in connection with the calculation of tax expense for the three and nine months ended September 30, 2011, were subsequently determined to be currently unsupported. As a result, the Company filed the Amended Form 10-Q/A No. 1 to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the following:

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

The Company has not modified or updated the disclosures presented in the Original Form 10-Q, except as required to specifically reflect the effects of the restatement in the Amended Form 10-Q/A No. 1. Accordingly, the Amended Form 10-Q/A No. 1 does not reflect other events occurring after the Original Form 10-Q, nor does it modify or update any disclosures affected by such subsequent events. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Form 10-Q.

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

Date:     March 9, 2012

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