Form 10-K/A
period 2011-12-31
ACACIA RESEARCH CORP
filed 2012-03-28
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Acacia Research Corporation (“the Company”) Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 29, 2012 (the Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).
No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	March 28, 2012	By:	/s/ Paul R. Ryan
Paul R. Ryan
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

EXHIBIT INDEX

Exhibit Number	Description

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