Form 10-Q
period 2012-03-31
ACACIA RESEARCH CORP
filed 2012-04-27
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 25, 2012, 49,701,283 shares of the registrant's common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$315,498	$314,733
Short-term investments	134,185	6,597
Accounts receivable	1,280	2,915
Prepaid expenses and other current assets	2,431	803
Total current assets	453,394	325,048

Property and equipment, net of accumulated depreciation	212	220
Patents, net of accumulated amortization	171,262	25,188
Goodwill	36,202	—
Investments - noncurrent	1,956	1,956
Other assets	465	465
	$663,491	$352,877

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,407	$6,625
Royalties and contingent legal fees payable	14,095	23,508
Total current liabilities	22,502	30,133

Deferred income taxes	32,363	—
Other liabilities	642	632
Total liabilities	55,507	30,765
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,700,283 and 42,928,001 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	50	43
Additional paid-in capital	618,683	386,821
Accumulated comprehensive income (loss)	600	(1,830)
Accumulated deficit	(15,157)	(65,085)
Total Acacia Research Corporation stockholders' equity	604,176	319,949
Noncontrolling interests in operating subsidiaries	3,808	2,163
Total stockholders' equity	607,984	322,112
	$663,491	$352,877

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues	$99,040	$61,130
Operating costs and expenses:
Cost of revenues:
Inventor royalties	7,594	13,089
Contingent legal fees	3,748	9,367
Litigation and licensing expenses - patents	3,381	3,534
Amortization of patents	5,126	3,772
Marketing, general and administrative expenses (including non-cash stock compensation expense of $5,090 for the three months ended March 31, 2012, and $2,901 for the three months ended March 31, 2011)	13,731	9,985
Research, consulting and other expenses - business development	1,116	708
Total operating costs and expenses	34,696	40,455
Operating income	64,344	20,675

Interest and investment income	56	29
Income from operations before provision for income taxes	64,400	20,704
Provision for income taxes	(14,747)	(7,148)
Net income including noncontrolling interests in operating subsidiaries	49,653	13,556
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	275	(1,203)
Net income attributable to Acacia Research Corporation	$49,928	$12,353

Net income per common share attributable to Acacia Research Corporation:
Basic earnings per share	$1.13	$0.35
Diluted earnings per share	$1.09	$0.34
Weighted average number of shares outstanding, basic	44,367,499	35,182,811
Weighted average number of shares outstanding, diluted	45,771,228	36,448,005

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income attributable to Acacia Research Corporation	$49,928	$12,353
Other comprehensive income:
Unrealized gain on short-term investments, net of income tax of $396 for the three months ended March 31, 2012, and $0 for the three months ended March 31, 2011	2,430	—
Comprehensive income	$52,358	$12,353

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$49,653	$13,556
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	5,158	3,794
Non-cash stock compensation	5,090	2,901
Change in valuation allowance	(10,237)	—
Other	—	(9)
Changes in assets and liabilities:
Accounts receivable	1,635	6,789
Prepaid expenses and other assets	(919)	(337)
Accounts payable and accrued expenses	2,692	782
Royalties and contingent legal fees payable	(9,413)	8,976
Deferred income tax	5,293	—

Net cash provided by operating activities	48,952	36,452

Cash flows from investing activities:
Purchases of property and equipment	(24)	(59)
Purchase of available-for-sale investments	(144,762)	—
Maturities and sale of available-for-sale investments	20,000	35
Purchase of ADAPTIX, Inc., net of cash acquired	(150,000)	—
Patent acquisition costs	(2,100)	(680)

Net cash used in investing activities	(276,886)	(704)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	219,084	175,284
Distributions to noncontrolling interests in operating subsidiary	—	(880)
Contributions from noncontrolling interests in operating subsidiary	1,920	877
Excess tax benefits from stock-based compensation	7,611	23
Proceeds from exercises of stock options	84	44

Net cash provided by financing activities	228,699	175,348

Increase in cash and cash equivalents	765	211,096

Cash and cash equivalents, beginning	314,733	102,515

Cash and cash equivalents, ending	$315,498	$313,611

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

Acacia's operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia's operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia's operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia's operating subsidiaries own or control the rights to over 212 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

In January 2012, a wholly owned operating subsidiary of Acacia acquired ADAPTIX, Inc. ("ADAPTIX"), a pioneer in the development of 4G technologies for wireless systems, for cash consideration of $160 million, as described at Note 8 to these consolidated financial statements.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries ("noncontrolling interests") are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of income. Refer to the accompanying consolidated financial statements for total noncontrolling interests and net income (loss) attributable to noncontrolling interests for the applicable periods presented.

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia Intellectual Property
Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund is included in the Company's consolidated financial statements for the periods presented, as Acacia's wholly owned subsidiary, as the majority owner and general partner, has the ability to control the operations and activities of the Acacia IP Fund.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, as reported by Acacia in its Annual Report on Form 10-K.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's financial position as of March 31, 2012, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

During the three months ended March 31, 2012 and 2011, Acacia entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, a portion of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of certain intellectual property rights from certain of Acacia's operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, impairment of marketable securities, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets and the application of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

Concentrations. Three licensees individually accounted for 54%, 20% and 18% of revenues recognized during the three months ended March 31, 2012, and two licensees individually accounted for 74% and 11% of revenues recognized during the three months ended March 31, 2011. Four licensees individually represented approximately 29%, 16%, 15% and 12% of accounts receivable at March 31, 2012. Five other licensees individually represented approximately 18%, 15%, 14%, 13% and 10% of accounts receivable at December 31, 2011.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At March 31, 2012, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income. At March 31, 2012, short term investments were comprised of equity investments in the common stock of certain technology companies, with a cost basis of $8,427,000 and an unrealized gain of $1,051,000, and investments in highly liquid, AAA, U.S. government fixed income securities, with a cost basis of $124,762,000, unrealized losses of $55,000 and maturity dates ranging from 2012 to 2013.

Impairment of Marketable Securities. Acacia evaluates its investments in marketable securities for potential impairment, employing a methodology on a quarterly basis that considers available quantitative and qualitative evidence. If the cost or carrying value of an investment exceeds its estimated fair value, the Company evaluates, among other factors, general market conditions, credit quality of instrument issuers, the duration and extent to which the fair value is less than cost, and the Company's intent and ability to hold, or plans or ability to sell. Fair value is estimated based on publicly available market information or other estimates determined by management. Investments are considered to be impaired when a decline in fair value is estimated to be other-than-temporary. Acacia reviews impairments associated with its investments in marketable securities and determines the classification of any impairment as temporary or other-than-temporary.   An impairment is deemed other-than-temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of such evidence, the carrying amount of the investment is recoverable within a reasonable period of time. For investments classified as available-for-sale, unrealized losses that are other-than-temporary are recognized in the consolidated statements of income.

Patents.  Patents includes the cost of patents or patent rights (hereinafter, collectively "patents"), acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for Acacia) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Acacia considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. If the carrying value of the assets and liabilities, including goodwill, were to exceed the Company’s estimation of the fair value, the Company would record an impairment charge in an amount equal to the excess of the carrying value of goodwill over the implied fair value of the goodwill. If it is determined that an impairment has occurred, a charge to operations is recorded in the statement of income.

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

As of March 31, 2012, Acacia's estimated annual effective tax rate is approximately 39%, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. Acacia's effective tax rate for the three months ended March 31, 2012 was 23%. The difference between the effective tax rate and the estimated annual effective tax rate is mainly due to the benefit associated with the release of valuation allowance resulting from the acquisition of ADAPTIX, as described below.

Tax expense for the three months ended March 31, 2012 included foreign withholding taxes totaling $11,864,000, withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions. The first quarter 2012 tax provision provides for the utilization of the foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

For the three months ended March 31, 2011, the provision for income taxes included foreign withholding taxes totaling $7,425,000. Excluding the impact of foreign withholding taxes, the 2011 annual effective tax rate was estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.

Tax expense for the periods presented reflects the impact of the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for such instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for such instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital, not taxes payable. The deduction related to the exercise and vesting of equity-based incentive awards is available to offset taxable income, if any, on Acacia's future consolidated tax returns. Accordingly, the noncash tax expense calculated without the benefit related to the exercise and vesting of equity-based incentive awards totaling $7,611,000 for the three months ended March 31, 2012 was credited to additional paid-in capital, not taxes payable, and therefore does not reflect cash taxes payable. As of and for the three months ended March 31, 2012, taxes paid or payable totaled approximately $12.1 million, primarily comprised of foreign withholding taxes, as described above, and other state related taxes payable.

At December 31, 2011, Acacia had U.S. federal and state income tax net operating losses ("NOLs") totaling approximately $69,062,000 and $61,493,000, expiring between 2020 and 2030, and 2015 and 2030, respectively. Utilization of NOLs and credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Release of Valuation Allowance. As of December 31, 2011, the Company maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX created an additional source of income to utilize against Acacia's existing consolidated net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. In addition, the Company estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds, totaling approximately $1.9 million, were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of Acacia's net deferred tax assets was released, resulting in an income tax benefit of approximately $10,237,000, recorded as a credit to income tax expense for the three months ended March 31, 2012. The offsetting amounts reduced net deferred tax liabilities, $8.3 million of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the ADAPTIX acquisition. Refer to Note 8 to these consolidated financial statements.

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

	Three Months Ended March 31,
	2012	2011

Weighted-average common shares outstanding - basic	44,367,499	35,182,811
Dilutive effect of Equity-based Incentive Awards	1,403,729	1,265,194
Weighted-average common shares outstanding - diluted	45,771,228	36,448,005

Anti-dilutive Equity-based Incentive Awards excluded from the computation of diluted income per share	7,000	7,760

4.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Acacia's only identifiable intangible assets at March 31, 2012 and December 31, 2011 are patents and patent rights.  Patent-related accumulated amortization totaled $41,457,000 and $36,331,000 as of March 31, 2012 and December 31, 2011, respectively.

Acacia's patents and patent rights have remaining estimated economic useful lives ranging from one to ten years.  The weighted-average remaining estimated economic useful life of Acacia's patents and patent rights is approximately nine years.  As of March 31, 2012, scheduled annual aggregate amortization expense is estimated to be $15,176,000 for the remainder of 2012, $20,056,000 in 2013, $19,802,000 in 2014, $19,341,000 in 2015 and $18,236,000 in 2016.  For all periods presented, all acquired intangible assets were subject to amortization.

For the three months ended March 31, 2012 and 2011, Acacia paid patent and patent rights acquisition costs totaling $2,100,000 (excluding the acquisition of ADAPTIX) and $680,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years. Included in net additions to capitalized patent costs during the three months ended March 31, 2011 are accrued future patent acquisition costs totaling $875,000, which were incurred pursuant to the terms of the underlying patent acquisition agreements. Accrued future patent acquisition costs are amortized over the estimated economic useful life of the related patents acquired.

Refer to Note 8 to these consolidated financial statements for additions to patents and goodwill in connection with Acacia's acquisition of ADAPTIX and the related application of the acquisition method of accounting.

During the three months ended March 31, 2012 and 2011, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds prior to scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs for the three months ended March 31, 2012 and 2011 totaled $442,000 and $2,383,000, respectively.

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

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of March 31, 2012 and December 31, 2011, Acacia held investment grade auction rate securities with a par value totaling $2,425,000 consisting of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, which are classified as available-for-sale and reflected at fair value. Auction rate securities are classified as noncurrent for the periods presented. Contractual maturity dates range up to thirty-five years, with reset dates every 7 to 63 days.

The fair values of these securities are estimated utilizing an analysis of certain unobservable inputs (Level 3) and by reference to a discounted cash flow analysis as of March 31, 2012.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which current liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia's auction rate securities was also considered when possible.

As of March 31, 2012, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $469,000. The following table presents the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	Three Months Ended March 31,
	2012	2011

Balance as of January 1	$1,956	$2,001
Total gains (realized or unrealized):
Recognized gains included in earnings (1)	—	9
Settlements	—	(35)
Balance as of March 31	$1,956	$1,975
(1) Total realized gains on redemptions or partial redemptions at par of auction rate securities for the periods presented.

7. STOCKHOLDER'S EQUITY

In February 2012, Acacia raised gross proceeds of $225,000,000 through the sale of 6,122,000 shares of Acacia's common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. Net proceeds, net of placement agent fees and estimated offering expenses, totaled approximately $219,084,000. Acacia intends to

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

use the net proceeds of this private placement to finance pending and future acquisitions of patents and patent royalties and other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.

In March 2011, Acacia completed a registered public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175,284,000, after deducting underwriting discounts and related offering expenses. Acacia retained broad discretion over the use of the net proceeds from this sale of common stock, including the use of the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

8. ACQUISITIONS

On January 12, 2012 (the "Acquisition Date"), pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of November 22, 2011 (the "Merger Agreement") among Acacia Research Group LLC ("ARG"), a wholly-owned subsidiary of Acacia, Apollo Patent Corp., a newly-formed, wholly-owned subsidiary of ARG (“Merger Sub”), ADAPTIX, a Delaware corporation, and Baker Communications Fund II (QP), L.P. solely in its capacity as shareholder representative, ARG completed its acquisition of ADAPTIX, which held no material assets other than its portfolio of patents and $10 million in cash, through the merger of Merger Sub with and into ADAPTIX, with ADAPTIX as the surviving corporation (the “Merger”). Upon completion of the Merger, the separate corporate existence of Merger Sub ceased and ADAPTIX became a wholly-owned subsidiary of ARG.

ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, is an award-winning technology company long recognized in the industry as one of the first developers of cutting edge 4G wireless systems. With patents filed as early as 2000, ADAPTIX's research and development efforts have resulted in one of the world's most significant intellectual property portfolios focused on 4G technologies. With its rapidly growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX's innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

The Merger is being accounted for in accordance with the acquisition method of accounting under Financial Accounting Standards Board ("FASB") ASC Topic 805, "Business Combinations" (“Topic 805”). Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents.

The total consideration paid by ARG in connection with the Merger was approximately $160,000,000, paid in cash. Based on the total purchase consideration and the estimate of the assets acquired and the liabilities assumed by ARG as of the Acquisition Date, the purchase price allocation was as follows (in thousands):

		Amortization Period	Annual Amortization
Assets Acquired and Liabilities Assumed:

Fair value of net tangible assets acquired	$10,000
Intangible assets acquired - patents	150,000	10 years	15,000
Goodwill	36,202
Net deferred income tax liability	(36,202)
Total	$160,000

Amounts attributable to the patents acquired are being amortized using the straight-line method over an estimated weighted average economic useful life of the underlying patents, which is estimated to be approximately ten years. Goodwill is calculated as the residual after recording the identifiable net assets acquired and associated net deferred tax assets and liabilities.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Acquisition Date. Management considered a number of factors, including reference to a preliminary independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a preliminary discounted cash flow analysis which estimated the future net cash flows expected to result from the licensing and enforcement of the patent portfolio as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. The Company is in the process of finalizing the estimates and assumptions developed in connection with the independent analysis of estimated fair values solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. Any adjustments to the fair values of intangibles assets acquired, or estimates of economic useful lives of the intangible assets acquired, could impact the carrying value of those assets and related goodwill, as well as the estimates of periodic amortization of intangible assets acquired to be reflected in the statement of operations. In addition, the Company is in the process of finalizing its estimate and analysis of the fair values of certain tax attributes acquired. Any adjustments to the preliminary estimates of tax attributes acquired will increase or decrease the estimated net deferred tax liability recorded in connection with the acquisition method of accounting, with an offsetting adjustment to goodwill.

The Merger is being treated for tax purposes as a nontaxable transaction and as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of ADAPTIX will carryover. As a result, no new tax goodwill will be created in connection with the Merger as there is no step-up to fair value of the underlying tax bases of the acquired net assets. Acquisition accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. Acquisition date deferred tax assets primarily relate to certain net operating loss carryforwards of ADAPTIX. Acquisition date deferred tax liabilities relate to specifically identified non-goodwill intangibles acquired. The estimated net deferred tax liability was determined as follows (in thousands):

	Book Basis	Tax Basis	Difference

Intangible assets acquired - patents	$150,000	$—	$(150,000)
Estimated net operating loss carryforwards - ADAPTIX	—	46,565	46,565
Net deferred tax liability - pretax			(103,435)
Estimated tax rate			35%
Estimated net deferred tax liability			$(36,202)

The following unaudited pro forma combined results of operations for the interim period presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2011. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods. The unaudited pro forma combined results are presented in thousands, except share and per share information.

	Three Months Ended March 31,
	2012	2011

Revenues	$99,040	$61,130
Total operating costs and expenses	35,334	44,485
Operating income	63,706	16,645
Total other income	56	29
Income from operations before provision for income taxes	63,762	16,674
Provision for income taxes	(14,747)	(7,148)
Net income including noncontrolling interests in operating subsidiaries	49,015	9,526
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	275	(1,203)
Net income attributable to Acacia Research Corporation	$49,290	$8,323

	Three Months Ended March 31,
	2012	2011

Pro forma income per common share attributable to Acacia Research Corporation:
Basic earnings per share	$1.11	$0.24
Diluted earnings per share	$1.08	$0.23
Weighted average number of shares outstanding, basic	44,367,499	35,182,811
Weighted average number of shares outstanding, diluted	45,771,228	36,448,005

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over an estimated economic useful life of ten years, the expensing of acquisition costs, and the exclusion of interest expense related to convertible debt of ADAPTIX not assumed by ARG in connection with the Merger.

The unaudited pro forma combined statements of operations for the periods presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of income for the first quarter of 2012, as described at Note 2, is not reflected in the accompanying unaudited pro forma combined statements of income for the periods presented.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements - Adopted Effective January 1, 2012

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting guidance did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recent Accounting Guidance Not Yet Adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning January 1, 2013. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 29, 2012, as amended on March 28, 2012.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,125 license agreements executed to date across 118 of our technology licensing and enforcement programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 212 patent portfolios, which include U.S. patents, and certain foreign counterparts covering technologies used in a wide variety of industries.

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

Acquisition. In January 2012, we acquired ADAPTIX, Inc., or ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, for $150 million, net of cash acquired, as described below and at Note 8 to the consolidated financial statements elsewhere herein.

Activities during the periods presented included the following:

	Three Months Ended March 31,
	2012	2011

Revenues (in thousands)	$99,040	$61,130
New agreements executed	40	35
Licensing and enforcement programs generating revenues	32	32
Licensing and enforcement programs with initial revenues	6	8
New patent portfolios	5	8
Cumulative number of licensing and enforcement programs generating revenues - inception to date	118	99

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

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues and other operating income recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues	% Change

March 31, 2012	$222,617	21%
December 31, 2011	184,707	4%
September 30, 2011	177,014	(1)%
June 30, 2011	177,927	16%
March 31, 2011	153,187	—%

Revenues for the three months ended March 31, 2012 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology(1)	•	Medical Monitoring technology
•	Audio Communications Fraud Detection technology	•	Messaging technology
•	Camera Support technology	•	Network Monitoring technology
•	Consumer Rewards technology(1)	•	NOR Flash technology
•	Data Compression technology	•	Online Auction Guarantee technology
•	DDR SDRAM technology	•	Optical Recording technology
•	Digital Signal Processing Architecture technology	•	Pop-up Internet Advertising technology
•	Disk Array Systems & Storage Area Network technology	•	Power-over-Ethernet technology
•	DMT® technology	•	Rule Based Monitoring technology
•	Document Generation technology	•	Semiconductor Memory and Process Patents technology(1)
•	Impact Instrument technology	•	Shape Memory Alloys technology
•	Improved Anti-Trap Safety Technology for Vehicles technology(1)	•	Telematics technology
•	Improved Lighting technology	•	User Programmable Engine Control technology
•	Improved Memory Manufacturing technology(1)	•	Video Encoding technology
•	Lighting Ballast technology	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Voice-Over-IP technology(1)
__________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2012.

Revenues for the three months ended March 31, 2011 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Messaging technology(1)
•	Camera Support technology	•	Microprocessor Enhancement technology
•	Catheter Insertion technology(1)	•	Mobile Computer Synchronization technology
•	Computer Architecture and Power Management technology(1)	•	Network Remote Access technology
•	Computer Graphics technology	•	NOR Flash technology(1)
•	Digital Video Enhancement technology	•	Online Auction Guarantee technology
•	DMT® technology	•	Optical Switching technology
•	Document Generation technology	•	Pop-up Internet Advertising technology
•	Facilities Operation Management System technology	•	Power Management Within Integrated Circuits technology(1)
•	Image Resolution Enhancement technology	•	Rule Based Monitoring technology
•	Improved Commercial Print technology	•	Storage technology
•	Interactive Mapping technology	•	Telematics technology
•	Lighting Control technology(1)	•	User Programmable Engine Control technology(1)
•	Location Based Services technology	•	Virtual Server technology
•	Magnetic Storage technology(1)	•	Visual Data Evaluation technology
•	Manufacturing Data Transfer technology	•	Website Crawling technology
_____________________________

(1)	Initial revenues recognized during the three months ended March 31, 2011.

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2012 and 2011
(In thousands, except percentage change values)

	Three Months Ended March 31,		%
	2012	2011	Change

Revenues	$99,040	$61,130	62%

Operating costs and expenses	34,696	40,455	(14)%
Operating income	64,344	20,675	211%
Provision for income taxes	(14,747)	(7,148)	106%
Net income attributable to Acacia Research Corporation	49,928	12,353	*
________________
* Percentage change in excess of 300%

Overview - Three months ended March 31, 2012 compared with the three months ended March 31, 2011

•	Revenues increased $37.9 million, or 62%, to $99.0 million, as compared to $61.1 million in the prior year period.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, on a combined basis, decreased $11.1 million, or 49%, as compared to the 62% increase in related revenues due primarily to a greater percentage of revenues generated during the three months ended March 31, 2012 having no inventor royalty or contingent legal fee arrangement obligations, as compared to the revenues generated during the three months ended March 31, 2011.

◦
Litigation and licensing expenses-patents decreased $153,000, or 4%, to $3.4 million, due primarily to lower net levels of litigation support, third-party technical consulting and professional expert expenses associated with our continued investment in ongoing licensing and enforcement programs. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased $3.7 million, or 38%, to $13.7 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the three months ended March 31, 2012.

◦
Research, consulting and other expenses-business development increased $408,000, or 58%, to $1.1 million, due primarily to a net increase in third-party research, consulting and other due diligence related costs incurred in connection with the identification, review, and assessment of patent portfolio acquisition opportunities during the three months ended March 31, 2012.

◦
Provision for income taxes increased $7.6 million, or 106%, to $14.7 million. Tax expense for financial reporting purposes for the periods presented was calculated without the excess tax benefits related to the exercise and vesting of equity-based incentive awards. Acacia's effective tax rate for the three months ended March 31, 2012 was 23%, reflecting the impact of the income tax benefit associated with the release of valuation allowance primarily resulting from the ADAPTIX acquisition, as described at Note 2 to the consolidated financial statements herein. As of March 31, 2012, taxes paid or payable totaled approximately $12.1 million, primarily comprised of foreign withholding taxes paid of $11.9 million, and other state related taxes payable. The first quarter 2012 tax provision provides for the utilization of the $11.9 million in foreign taxes withheld in the first quarter of 2012 as a credit against income tax expense calculated for financial statement purposes. Refer to "Comparison of Results of Operations" below for additional information.

Acquisition of ADAPTIX, INC.

On January 12, 2012, pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of November 22, 2011 among Acacia Research Group LLC, or ARG, a wholly-owned subsidiary of Acacia Research Corporation, Apollo Patent Corp., a newly-formed, wholly-owned subsidiary of ARG, or Merger Sub, ADAPTIX and Baker Communications Fund II (QP), L.P. solely in its capacity as shareholder representative, ARG completed its acquisition of ADAPTIX, which held no material assets other than its portfolio of patents and $10 million in cash, through the merger of Merger Sub with and into ADAPTIX, with ADAPTIX as the surviving corporation. Upon completion of the merger, the separate corporate existence of Merger Sub ceased and ADAPTIX became a wholly-owned subsidiary of ARG. The total consideration paid by ARG in connection with the merger was approximately $160 million, paid in cash.

ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, is an award-winning technology company long recognized in the industry as one of the first developers of cutting edge 4G wireless systems. With patents filed as early as 2000, ADAPTIX's research and development efforts have resulted in one of the world's most significant intellectual property portfolios focused on 4G technologies. With its rapidly growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX's innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of March 31, 2012, December 31, 2011, and March 31, 2011, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 212, 200 and 177 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the three months ended March 31, 2012, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 5 patent portfolios covering a variety of applications, including the following:

•	In January 2012, we acquired patents relating to catheter ablation technology.

•	In January 2012, we acquired patents relating to online user registration technology.

•	In January 2012, we acquired rights to patents relating to optical networking technology.

•	In February 2012, we acquired over 300 patents from Automotive Technologies International relating to numerous automotive safety, navigation and diagnostics technologies.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of March 31, 2012, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Other

In February 2012, we raised net proceeds of $219.1 million through the sale of 6,122,000 shares of our common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. In March 2011, we completed a registered public offering of 5,750,000 shares of our common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175.3 million, after deducting underwriting discounts and related offering expenses. Refer to “Liquidity and Capital Resources” below for more information regarding these offerings..

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2011.  In addition to the information below, refer to Note 2 to the consolidated financial statements included in this report.

Accounting for Business Combinations - Acquisition Method of Accounting

Acquisitions are accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, "Business Combinations," or Topic 805. Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents. Acquisition accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition.
We assess fair value for financial statement purposes using a variety of methods, including the use of present value models and independent appraisers. Amounts recorded as intangible assets, including patents and patent rights, are based on assumptions and estimates regarding the amount and timing of projected revenues and costs associated with the licensing and enforcement of patents and patent rights acquired, appropriate risk-adjusted discount rates, rates of technology adoption, market penetration, technological obsolescence, product launch timing, the impact of competition or lack of competition in the market place, tax implications and other factors. Also, upon acquisition, based on several of the estimates and assumptions previously described, we determine the estimated economic useful lives of the acquired intangible assets for amortization purposes.

Management is primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date. Fair value measurements can be highly subjective, and it is possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results may vary from projected results.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three Months Ended March 31, 2012 and 2011

Revenue (in thousands)

	Three Months Ended March 31,
	2012	2011

Revenues	$99,040	$61,130

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

	Three Months Ended March 31,
	2012	2011

New agreements executed	40	35
Licensing and enforcement programs with initial revenues	6	8

Three licensees individually accounted for 54%, 20% and 18% of revenues recognized during the three months ended March 31, 2012, and two licensees individually accounted for 74% and 11% of revenues recognized during the three months ended March 31, 2011. The increase in revenues for the three months ended March 31, 2012 was due primarily to an increase in the average revenue per executed agreement, and an increase in the number of agreements executed.

On a consolidated basis, as of March 31, 2012, 118 of our licensing programs had begun generating revenues and other operating income, up from 112 as of December 31, 2011, and 99 as of March 31, 2011.

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

•	fluctuations in the total number of agreements executed;

•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of fees due;

•	the timing of the receipt of periodic payments and/or reports from licensees; and

•	fluctuations in the net number of active licensees from period to period.

Cost of Revenues (in thousands)

	Three Months Ended March 31,
	2012	2011

Cost of revenues:
Inventor royalties	$7,594	$13,089
Contingent legal fees	3,748	9,367

Inventor Royalties and Contingent Legal Fees Expense.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, these costs fluctuate period to period, based on the amount of revenues and other operating income recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

	Three Months Ended March 31,
	2012 vs. 2011

Increase in revenues	62%
Decrease in inventor royalties	(42)%	(a)
Decrease in contingent legal fees expense	(60)%	(b)
Decrease in inventor royalties expense and contingent legal fees expense	(49)%	(a), (b)

	Three Months Ended March 31,
As a Percentage of Revenue:	2012	2011

Inventor royalties	8%	21%	(a)
Contingent legal fees expense	4%	15%	(b)
Inventor royalties and contingent legal fees	11%	37%	(a),(b)
______________________

(a)
The percentage decrease in inventor royalties, as compared to the percentage increase in revenues for the periods presented, was primarily due to a higher percentage of revenues recognized during the three months ended March 31, 2012 having no corresponding inventor royalty obligations, as compared to the revenues recognized during the three months ended March 31, 2011.

(b)
The percentage decrease in contingent legal fees expense, as compared to the percentage increase in revenues for the periods presented, was primarily due to a higher percentage of revenues recognized during the three months ended March 31, 2012 being generated without litigation and therefore having no corresponding contingent legal fee arrangement obligations, as compared to the revenues recognized during the three months ended March 31, 2011.

A significant portion of revenues for the three months ended March 31, 2012 were generated from patent portfolios that our operating subsidiaries own outright, without inventor royalty obligations. In addition, certain revenue agreements with unrelated third parties entered into in the three months ended March 31, 2012 and 2011 resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements. Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

	Three Months Ended March 31,
	2012	2011

Litigation and licensing expenses - patents	$3,381	$3,534
Amortization of patents	5,126	3,772

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

Litigation and licensing expenses-patents decreased for the three month periods presented due to lower net levels of litigation support, third-party technical consulting and professional expert expenses associated with our continued investment in ongoing licensing and enforcement programs. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in new licensing and enforcement programs commenced since the end of the prior year period.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The increase for the periods presented was due primarily to amortization expense related to new patent portfolios acquired during the three months ended March 31, 2012, including amortization related to the patents acquired in connection with our acquisition of ADAPTIX, totaling $3.3 million. The increase was partially offset by a decrease in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the three months ended March 31, 2012, as compared to the prior year period. For the three months ended March 31, 2012 and 2011, accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $442,000 and $2.4 million, respectively.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2012	2011

Marketing, general and administrative expenses (including non-cash stock compensation expense of $5,090 for the three months ended March 31, 2012, and $2,901 for the three months ended March 31, 2011)	$13,731	$9,985

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

Three Months
Ended March 31,
2012 vs. 2011

Addition of business development, engineering and other personnel costs	$744
Increase in annual variable performance-based compensation and other variable performance-based compensation costs	272
Corporate, general and administrative costs	541
Non-cash stock compensation expense	2,189

Income Taxes (in thousands)

	Three Months Ended March 31,
	2012	2011

Provision for income taxes	$14,747	$7,148
Effective tax rate	23%	35%

Provision for Income Taxes. As of March 31, 2012, Acacia's estimated annual effective tax rate is approximately 39%, mainly comprised of U.S. federal and state income taxes, foreign withholding taxes and nondeductible permanent expenses. Acacia's effective tax rate for the three months ended March 31, 2012 was 23%, primarily reflecting the impact of the benefit associated with the release of valuation allowance resulting from the ADAPTIX acquisition, as described below. Tax expense for the three months ended March 31, 2012, as compared to the prior year quarter, included the impact of the following:

•
An increase in foreign withholding taxes, totaling $4,439,000, withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions. The tax provision for the three months ended March 31, 2012 provides for the utilization of the $11.9 million in foreign taxes withheld during the three months ended March 31, 2012, as a credit against income tax expense calculated for financial statement purposes. Tax expense for the three months ended March 31, 2011 primarily relates to foreign taxes withheld, as described above.

•
For financial reporting purposes, tax expense is calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for those instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital, as the expense does not reflect cash taxes payable. The deductions related to the exercise and vesting of equity-based incentive awards is available to offset taxable income on our consolidated tax returns. Accordingly, the noncash tax expense calculated without the excess benefit, totaling approximately $7.6 million was credited to additional paid-in capital, not taxes payable.

•
As of December 31, 2011, we maintained a full valuation allowance against our net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX created an additional source of income to utilize against the majority of our existing consolidated net deferred tax assets. In addition, we estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds, totaling approximately $1.9 million, were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of our net deferred tax assets was released, resulting in a first quarter 2012 financial statement income tax benefit of approximately $10.2 million. The offsetting amounts reduced net deferred tax liabilities, $8.3 million of which decreased the net deferred tax liability established in connection with the application of the acquisition method of accounting for the ADAPTIX acquisition.

•
As of March 31, 2012, taxes paid or payable totaled approximately $12.1 million, primarily comprised of foreign withholding taxes, which we anticipate utilizing as a credit against future tax expense as described above, and other state related taxes payable.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from recent equity financings. In February 2012, we raised gross proceeds of $225.0 million through the sale of 6,122,000 shares of our common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. Net proceeds, net of placement agent fees and estimated offering expenses totaled approximately $219.1 million. In March 2011, we completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175.2 million after deducting underwriting discounts and related offering expenses. We retained broad discretion over the use of the net proceeds from the offerings and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Our management believes that our cash and cash equivalent balances, investments, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least May 2013 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2012.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $451.6 million at March 31, 2012, compared to $323.3 million at December 31, 2011.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2012	2011

Net cash provided by (used in):
Operating activities	$48,952	$36,452
Investing activities	(276,886)	(704)
Financing activities	228,699	175,348

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2012 increased to $100.7 million, from $68.1 million in the comparable 2011 period, primarily reflecting the net increase in revenues for the same periods, as discussed above.  Cash outflows from operations for the three months ended March 31, 2012 increased to $44.1 million, as compared to $31.6 million in the comparable 2011 period due to the impact of the increase in marketing, general and administrative expenses and foreign withholding taxes as discussed above, and the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2012 included cash consideration paid in connection with the acquisition of ADAPTIX, totaling $150.0 million (net of cash acquired), and patent-related acquisition costs totaling $2.1 million, as compared to $680,000 in patent-related acquisition costs in the comparable 2011 period. Purchases of short term investments totaled $144.8 million for the three months ended March 31, 2012. Sales and maturities of short term investments totaled $20.0 million for the three months ended March 31, 2012, as compared to $35,000 in the comparable 2011 period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the three months ended March 31, 2012 included net proceeds from the sale of our common stock totaling $219.1 million, proceeds from exercises of stock options totaling $84,000, and $1.9 million in capital contributions from non-controlling interests. Net cash provided by financing activities during the three months ended March 31, 2011 included net proceeds from the sale of our common stock totaling $175.3 million, proceeds from exercises of stock options totaling $44,000, $877,000 in capital contributions from non-controlling interests and $880,000 in distributions to noncontrolling interests.

 Working Capital

Working capital at March 31, 2012 increased to $430.9 million, compared to $294.9 at December 31, 2011. Consolidated accounts receivable from licensees decreased to $1.3 million at March 31, 2012, compared to $2.9 million at December 31, 2011. Consolidated royalties and contingent legal fees payable decreased to $14.1 million at March 31, 2012, compared to $23.5 million at December 31, 2011.

The majority of accounts receivable from licensees at March 31, 2012 were collected or scheduled to be collected in the second quarter of 2012, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the second quarter of 2012, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2012.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of March 31, 2012:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$3,030	$495	$1,451	$1,084
Scheduled patent acquisition related payments	500	—	250	250	—
Payments to consultants	50	50	—	—	—
Total contractual obligations	$3,580	$545	$1,701	$1,334	$—

As of March 31, 2012, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in our consolidated balance sheets included in this report.

Recent Accounting Pronouncements

Refer to Note 9 to the consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. In addition, we sometimes invest in marketable equity securities for strategic purposes related to our patent monetization based businesses. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, U.S. government and non-government debt securities and certificates of deposit. However, to the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate market risk with respect to such securities through hedging activities.

At March 31, 2012, our investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), direct investments in highly liquid, AAA, U.S. government securities, and strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of March 31, 2012), and certain auction rate securities (included in noncurrent investments in the accompanying consolidated balance sheets).

In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Similarly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a direct material impact on the value of our auction rate securities, although auction rate securities may generally be subject to greater market risk than money market funds. Investments in U.S. government fixed income securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the relatively short duration of our investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income. Marketable equity securities are subject to increased market risk sensitivity, but are not directly impacted by interest rate risk. To determine reasonably possible decreases in the value of our marketable equity investments, we analyzed the expected market price sensitivity of our marketable equity investment portfolio. Assuming a loss of 10% in the value of the United States equity markets, the aggregate value of our marketable equity investments could decrease by approximately 14%.

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

Changes in Internal Control Over Financial Reporting.

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, and our Annual Report on Form 10-K for the year ended December 31, 2011, we identified as of September 30, 2011, a material weakness in our internal control over financial reporting relating to the accounting for intra-period tax expense. Subsequently, we executed our remediation plan for such material weakness, as disclosed in our 2011 Annual Report on Form 10-K, by, among other things, engaging a third party tax consulting firm to assist us on a quarterly basis with the preparation and review of our interim and year-end tax provision calculations. As a result, we believe that the material weakness described above was remediated as of February 29, 2012, the filing date of our 2011 Annual Report on Form 10-K

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of the actions taken to remediate the material weakness which existed as of
September 30, 2011, as described above.

PART II--OTHER INFORMATION

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

10.1	Purchase Agreement, dated as of February 15, 2012, by and between Acacia Research Corporation and each purchaser party thereto. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.*
*Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

/s/ Paul R. Ryan
By: Paul R. Ryan
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     April 27, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

10.1	Purchase Agreement, dated as of February 15, 2012, by and between Acacia Research Corporation and each purchaser party thereto. (1)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.*
*Furnished herewith

(1)	Incorporated by reference to Exhibit 10.1 to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).