Form 10-Q
period 2012-06-30
ACACIA RESEARCH CORP
filed 2012-07-30
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
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

As of July 25, 2012, 49,714,283 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$296,866	$314,733
Short-term investments	132,496	6,597
Accounts receivable	10,822	2,915
Prepaid expenses and other current assets	1,786	803
Total current assets	441,970	325,048

Property and equipment, net of accumulated depreciation	342	220
Patents, net of accumulated amortization	214,204	25,188
Goodwill	36,217	—
Investments - noncurrent	1,506	1,956
Other assets	462	465
	$694,701	$352,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses / costs	$18,648	$6,625
Royalties and contingent legal fees payable	19,103	23,508
Total current liabilities	37,751	30,133

Deferred income taxes	32,592	—
Other liabilities	654	632
Total liabilities	70,997	30,765
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,714,283 and 42,928,001 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	50	43
Additional paid-in capital	627,825	386,821
Accumulated comprehensive income (loss)	797	(1,830)
Accumulated deficit	(8,836)	(65,085)
Total Acacia Research Corporation stockholders’ equity	619,836	319,949
Noncontrolling interests in operating subsidiaries	3,868	2,163
Total stockholders’ equity	623,704	322,112
	$694,701	$352,877

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$50,484	$39,746	$149,524	$100,876
Operating costs and expenses:
Cost of revenues:
Inventor royalties	9,573	8,588	17,167	21,677
Contingent legal fees	6,607	13,039	10,355	22,406
Litigation and licensing expenses - patents	5,268	3,761	8,649	7,295
Amortization of patents	5,393	2,600	10,519	6,372
Marketing, general and administrative expenses (including non-cash stock compensation expense of $6,000 and $11,090 for the three and six months ended June 30, 2012, respectively, and $3,422 and $6,323 for the three and six months ended June 30, 2011, respectively)	11,903	8,302	25,634	18,287
Research, consulting and other expenses - business development	1,967	1,335	3,083	2,043
Total operating costs and expenses	40,711	37,625	75,407	78,080
Operating income	9,773	2,121	74,117	22,796

Interest and investment income	102	24	158	53
Income from operations before provision for income taxes	9,875	2,145	74,275	22,849
Provision for income taxes	(3,494)	(306)	(18,241)	(7,454)
Net income including noncontrolling interests in operating subsidiaries	6,381	1,839	56,034	15,395
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(60)	300	215	(903)
Net income attributable to Acacia Research Corporation	$6,321	$2,139	$56,249	$14,492

Net income per common share attributable to Acacia Research Corporation:
Basic earnings per share	$0.13	$0.05	$1.22	$0.38
Diluted earnings per share	$0.13	$0.05	$1.19	$0.37
Weighted average number of shares outstanding, basic	47,944,193	40,994,082	46,155,846	38,104,500
Weighted average number of shares outstanding, diluted	48,938,766	42,453,782	47,208,105	39,477,616

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income attributable to Acacia Research Corporation	$6,321	$2,139	$56,249	$14,492
Other comprehensive income:
Unrealized gain on short-term investments, net of income tax benefit (expense) of $64 and $(332) for the three and six months ended June 30, 2012, respectively, and $0 for the three and six months ended June 30, 2011	158	—	2,588	—
Add: reclassification adjustment for losses included in net income	39	—	39	—
Comprehensive income	$6,518	$2,139	$58,876	$14,492

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$56,034	$15,395
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	10,585	6,418
Non-cash stock compensation	11,090	6,323
Change in valuation allowance on deferred taxes	(10,237)	—
Other	49	(9)
Changes in assets and liabilities:
Accounts receivable	(7,907)	(12,379)
Prepaid expenses and other assets	(271)	(63)
Accounts payable and accrued expenses / costs	2,945	(497)
Royalties and contingent legal fees payable	(4,405)	9,931
Deferred income tax	5,522	—

Net cash provided by operating activities	63,405	25,119

Cash flows from investing activities:
Purchases of property and equipment	(188)	(88)
Purchase of available-for-sale investments	(239,952)	—
Maturities and sale of available-for-sale investments	117,462	35
Purchase of ADAPTIX, Inc., net of cash acquired	(150,000)	—
Patent acquisition costs	(40,435)	(1,805)

Net cash used in investing activities	(313,113)	(1,858)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	218,983	175,232
Distributions to noncontrolling interests in operating subsidiary	—	(2,897)
Contributions from noncontrolling interests in operating subsidiary	1,920	877
Excess tax benefits from stock-based compensation	10,850	23
Proceeds from exercises of stock options	88	404

Net cash provided by financing activities	231,841	173,639

(Decrease) increase in cash and cash equivalents	(17,867)	196,900

Cash and cash equivalents, beginning	314,733	102,515

Cash and cash equivalents, ending	$296,866	$299,415

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued expenses / costs	$10,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. As used herein, “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly and majority-owned and controlled operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia’s wholly and majority-owned and controlled operating subsidiaries.

Acacia’s operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 238 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

In January 2012, a wholly owned operating subsidiary of Acacia acquired ADAPTIX, Inc. (“ADAPTIX”), a pioneer in the development of 4G technologies for wireless systems, for cash consideration of $160 million, as described at Note 8 to these consolidated financial statements.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net income (loss) is adjusted to include the net (income) loss attributed to noncontrolling interests in the consolidated statements of income. Refer to the accompanying consolidated financial statements for total noncontrolling interests and net income (loss) attributable to noncontrolling interests for the applicable periods presented.

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund is included in the Company’s consolidated financial statements for the periods presented, as Acacia’s wholly owned subsidiary, as the majority owner and general partner, has the ability to control the operations and activities of the Acacia IP Fund.

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

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s financial position as of June 30, 2012, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the six months ended June 30, 2012 and 2011, Acacia entered into agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, a portion of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of certain intellectual property rights from certain of Acacia’s operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

Concentrations. One licensee individually accounted for 72% of revenues recognized during the three months ended June 30, 2012, and four licensees individually accounted for 36%, 24%, 13%, and 12% of revenues recognized during the six months ended June 30, 2012. Three licensees individually accounted for 30%, 28% and 12% of revenues recognized during the three months ended June 30, 2011, and three licensees individually accounted for 45%, 12% and 11% of revenues recognized during the six months ended June 30, 2011. Two licensees individually represented approximately 65% and 23% of accounts receivable at June 30, 2012. Five other licensees individually represented approximately 18%, 15%, 14%, 13% and 10% of accounts receivable at December 31, 2011. For the three and six months ended June 30, 2012, 10% and 53%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and six months ended June 30, 2011, 20% and 54%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At June 30, 2012, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income. At June 30, 2012, short term investments were comprised of equity investments in the common stock of certain technology companies and investments in highly liquid, AAA, U.S. government fixed income securities with maturity dates ranging from 2012 to 2013.

The following table presents marketable securities’ cost, gross unrealized gains, gross unrealized losses, and fair value by major security type recorded as short-term investments as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$124,957	$22	$(206)	$124,773
Equity securities of certain technology companies	6,410	1,489	(176)	7,723
Total short-term investments	$131,367	$1,511	$(382)	$132,496

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$—	$—	$—	$—
Equity securities of certain technology companies	8,427	169	(1,999)	6,597
Total short-term investments	$8,427	$169	$(1,999)	$6,597

Impairment of Marketable Securities. Acacia evaluates its investments in marketable securities for potential impairment, employing a methodology on a quarterly basis that considers available quantitative and qualitative evidence. If the cost or carrying value of an investment exceeds its estimated fair value, the Company evaluates, among other factors, general market conditions, credit quality of instrument issuers, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold, or plans or ability to sell. Fair value is estimated based on publicly available market information or other estimates determined by management. Investments are considered to be impaired when a decline in fair value is estimated to be other-than-temporary. Acacia reviews impairments associated with its investments in marketable securities and determines the classification of any impairment as temporary or other-than-temporary.   An impairment is deemed other-than-temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment’s carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of such evidence, the carrying amount of the investment is recoverable within a reasonable period of time. For investments classified as available-for-sale, unrealized losses that are other-than-temporary are recognized in the consolidated statements of income.

Patents.  Patents includes the cost of patents or patent rights (hereinafter, collectively “patents”), acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for Acacia) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Acacia considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of income.

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

The provision for income taxes for interim periods is determined using an estimate of Acacia’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.

As of June 30, 2012, Acacia’s estimated annual effective tax rate is approximately 38%, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. Acacia’s effective tax rate

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

for the six months ended June 30, 2012 was 25%. The difference between the effective tax rate and the estimated annual effective tax rate is mainly due to the benefit associated with the release of valuation allowance in the first quarter of 2012 in connection with the acquisition of ADAPTIX, as described below.

Tax expense for the three and six months ended June 30, 2012 included foreign withholding taxes totaling $28,000 and $11,890,000, respectively, withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions. The tax provision for the six months ended June 30, 2012 provides for the utilization (subject to certain limitations, if any) of the foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

For the six months ended June 30, 2011, the provision for income taxes included foreign withholding taxes totaling $7,425,000. Excluding the impact of foreign withholding taxes, the 2011 annual effective tax rate was estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.

Tax expense for the periods presented reflects the impact of the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for such instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for such instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital, not taxes payable. The deduction related to the exercise and vesting of equity-based incentive awards is available to offset taxable income, if any, on Acacia’s future consolidated tax returns. Accordingly, the noncash tax expense calculated without the benefit related to the exercise and vesting of equity-based incentive awards totaling $3,239,000 and $10,850,000 for the three and six months ended June 30, 2012 was credited to additional paid-in capital, not taxes payable, and therefore does not reflect cash taxes payable. As of and for the six months ended June 30, 2012, taxes paid or payable totaled approximately $12,400,000, primarily comprised of foreign withholding taxes, as described above, and other state related taxes payable.

At December 31, 2011, Acacia had U.S. federal and state income tax net operating losses (“NOLs”) totaling approximately $69,062,000 and $61,493,000, expiring between 2020 and 2030, and 2015 and 2030, respectively. Utilization of NOLs and credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.

Release of Valuation Allowance. As of December 31, 2011, the Company maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX created an additional source of income to utilize against Acacia’s existing consolidated net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company’s deferred tax assets is recorded outside of acquisition accounting. In addition, the Company estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds, totaling approximately $1,900,000, were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of Acacia’s net deferred tax assets was released, resulting in an income tax benefit of approximately $10,237,000, recorded as a credit to income tax expense for the six months ended June 30, 2012. The offsetting amounts reduced net deferred tax liabilities, $8.3 million of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the ADAPTIX acquisition. Refer to Note 8 to these consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Weighted-average common shares outstanding - basic	47,944,193	40,994,082	46,155,846	38,104,500
Dilutive effect of Equity-based Incentive Awards	994,573	1,459,700	1,052,259	1,373,116
Weighted-average common shares outstanding - diluted	48,938,766	42,453,782	47,208,105	39,477,616

Anti-dilutive Equity-based Incentive Awards excluded from the computation of diluted income per share	54,260	37,760	34,260	69,960

4.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Acacia’s only identifiable intangible assets at June 30, 2012 and December 31, 2011 are patents and patent rights.  Patent-related accumulated amortization totaled $46,850,000 and $36,331,000 as of June 30, 2012 and December 31, 2011, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to ten years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is approximately eight years.  The following table presents the scheduled annual aggregate amortization expense as of June 30, 2012 (in thousands):

Remainder of 2012	$13,934
2013	27,589
2014	27,336
2015	26,874
2016	25,761
Thereafter	92,710
Total	$214,204

For the six months ended June 30, 2012 and 2011, Acacia paid patent and patent rights acquisition costs totaling $40,435,000 (excluding the acquisition of ADAPTIX) and $1,805,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years. Included in net additions to capitalized patent costs during the three months ended June 30, 2011 are accrued future patent acquisition costs totaling $1,000,000, which were incurred pursuant to the terms of the underlying patent acquisition agreements. Accrued future patent acquisition costs are amortized over the estimated economic useful life of the related patents acquired.

Refer to Note 8 to these consolidated financial statements for additions to patents and goodwill in connection with Acacia’s acquisition of ADAPTIX and the related application of the acquisition method of accounting.

During the six months ended June 30, 2012 and 2011, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds prior to scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $0 and $442,000 for the

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

three and six months ended June 30, 2012, respectively, and $1,063,000 and $3,446,000 for the three and six months ended June 30, 2011, respectively.

5.  COMMITMENTS AND CONTINGENCIES

Patent Enforcement and Other Litigation

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.  Certain of Acacia’s operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights.  In connection with any of Acacia’s operating subsidiaries’ patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against Acacia or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material.

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of June 30, 2012 and December 31, 2011, Acacia held investment grade auction rate securities with a par value totaling $1,975,000 and $2,425,000, respectively, consisting of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, which are classified as available-for-sale and reflected at fair value. Auction rate securities are classified as noncurrent for the periods presented. Contractual maturity dates range up to 35 years, with reset dates every 7 days to 63 days. The fair values of these securities are estimated utilizing an analysis of certain unobservable inputs (Level 3) and by reference to a discounted cash flow analysis as of June 30, 2012.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which current liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered, when possible.

As of June 30, 2012 and December 31, 2011, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $469,000. The following table presents the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance as of April 1 and January 1, respectively	$1,956	$1,975	$1,956	$2,001
Total gains (realized or unrealized):
Recognized gains included in earnings (1)	—	—	—	9
Settlements	(450)	—	(450)	(35)
Balance as of June 30	$1,506	$1,975	$1,506	$1,975
(1) Total realized gains on redemptions or partial redemptions at par of auction rate securities for the periods presented.

7. STOCKHOLDERS’ EQUITY

In February 2012, Acacia raised gross proceeds of $225,000,000 through the sale of 6,122,000 shares of Acacia’s common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. Net proceeds, net of placement agent fees and estimated offering expenses, totaled approximately $218,983,000. Acacia intends to use the net proceeds of this private placement to finance pending and future acquisitions of patents and patent royalties and other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.

In March 2011, Acacia completed a registered public offering of 5,750,000 shares of common stock. The public

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

8. ACQUISITION

On January 12, 2012 (the “Acquisition Date”), pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of November 22, 2011 (the “Merger Agreement”) among Acacia Research Group LLC (“ARG”), a wholly-owned subsidiary of Acacia, Apollo Patent Corp., a newly-formed, wholly-owned subsidiary of ARG (“Merger Sub”), ADAPTIX, a Delaware corporation, and Baker Communications Fund II (QP), L.P. solely in its capacity as shareholder representative, ARG completed its acquisition of ADAPTIX, which held no material assets other than its portfolio of patents and $10 million in cash, through a merger of Merger Sub with and into ADAPTIX, with ADAPTIX as the surviving corporation (the “Merger”). Upon completion of the Merger, the separate corporate existence of Merger Sub ceased and ADAPTIX became a wholly-owned subsidiary of ARG.

ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, is an award-winning technology company long recognized in the industry as one of the first developers of cutting edge 4G wireless systems. With patents filed as early as 2000, ADAPTIX’s research and development efforts have resulted in one of the world’s most significant intellectual property portfolios focused on 4G technologies. With its rapidly growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX’s innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

The Merger is being accounted for in accordance with the acquisition method of accounting under Financial Accounting Standards Board (“FASB”) ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents.

The total consideration paid by ARG in connection with the Merger was approximately $160 million, paid in cash. Based on the total purchase consideration and the estimate of the assets acquired and the liabilities assumed by ARG as of the Acquisition Date, the purchase price allocation was as follows ($ amounts in thousands):

		Amortization Period	Annual Amortization
Assets Acquired and Liabilities Assumed:

Fair value of net tangible assets acquired	$10,000
Intangible assets acquired - patents	150,000	10 years	$15,000
Goodwill	36,202
Net deferred income tax liability	(36,202)
Total	$160,000

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

The Merger is being treated for tax purposes as a nontaxable transaction and as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of ADAPTIX will carryover. As a result, no new tax goodwill will be created in connection with the Merger as there is no step-up to fair value of the underlying tax bases of the acquired net assets. Acquisition accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. Acquisition date deferred tax assets primarily relate to certain net operating loss carryforwards of ADAPTIX. Acquisition date deferred tax liabilities relate to specifically identified non-goodwill intangibles acquired. The estimated net deferred tax liability was determined as follows ($ amounts in thousands):

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$50,484	$39,746	$149,524	$100,876
Total operating costs and expenses	40,711	41,893	76,045	86,870
Operating income (loss)	9,773	(2,147)	73,479	14,006
Interest and investment income	102	24	158	53
Income (loss) from operations before provision for income taxes	9,875	(2,123)	73,637	14,059
Provision for income taxes	(3,494)	(306)	(18,241)	(7,454)
Net income (loss) including noncontrolling interests in operating subsidiaries	6,381	(2,429)	55,396	6,605
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(60)	300	215	(903)
Net income (loss) attributable to Acacia Research Corporation	$6,321	$(2,129)	$55,611	$5,702

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Pro forma income (loss) per common share attributable to Acacia Research Corporation:
Basic earnings (loss) per share	$0.13	$(0.05)	$1.20	$0.15
Diluted earnings (loss) per share	$0.13	$(0.05)	$1.18	$0.14
Weighted average number of shares outstanding, basic	47,944,193	40,994,082	46,155,846	38,104,500
Weighted average number of shares outstanding, diluted	48,938,766	42,453,782	47,208,105	39,477,616

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over an estimated economic useful life of ten years, historical operating expenses of ADAPTIX for the three and six months ended June 30, 2011, and the expensing of acquisition costs incurred by ARG in connection with the Merger.

The unaudited pro forma combined statements of operations for the periods presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of income for the six months ended June 30, 2012, as described at Note 2, is not reflected in the accompanying unaudited pro forma combined statements of income for the periods presented.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements - Adopted Effective January 1, 2012. In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for annual and interim financial statements. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Guidance Not Yet Adopted. In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning January 1, 2013. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

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

General

As used in this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly and majority-owned and controlled operating subsidiaries. All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly and majority-owned and controlled operating subsidiaries.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,165 license agreements executed to date across 125 of our technology licensing and enforcement programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 238 patent portfolios, which include U.S. patents, and certain foreign counterparts covering technologies used in a wide variety of industries.

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

Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues (in thousands)	$50,484	$39,746	$149,524	$100,876
New agreements executed	38	29	78	64
Licensing and enforcement programs generating revenues	27	24	45	43
Licensing and enforcement programs with initial revenues	7	5	13	13
New patent portfolios	27	9	32	17
Cumulative number of licensing and enforcement programs generating revenues - inception to date	125	104	125	104

Our revenues historically have fluctuated quarterly, and can vary significantly, based on a number of factors including the following:

•
the dollar amount of agreements executed each period which can be driven by the nature and characteristics of the technology or technologies being licensed and the magnitude of infringement associated with a specific licensee,

•
the specific terms and conditions of agreements executed each period including the nature and characteristics of rights granted, and the periods of infringement or term of use contemplated by the respective payments,

•	fluctuations in the total number of agreements executed each period,

•	the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights,

•	the relative maturity of licensing programs during the applicable periods, and

•	other external factors.

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

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues and other operating income recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues	% Change

June 30, 2012	$233,355	5%
March 31, 2012	222,617	21%
December 31, 2011	184,707	4%
September 30, 2011	177,014	(1)%
June 30, 2011	177,927	—%

Revenues for the six months ended June 30, 2012 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology(1)	•	Messaging technology
•	Audio Communications Fraud Detection technology	•	Mobile Computer Synchronization technology
•	Camera Support technology	•	Online Auction Guarantee technology
•	Consumer Rewards technology(1)	•	Network Monitoring technology
•	Data Compression technology	•	NOR Flash technology
•	DDR SDRAM technology	•	Optical Recording technology
•	Digital Signal Processing Architecture technology	•	Optical Switching technology
•	Disk Array Systems & Storage Area Network technology	•	Pop-up Internet Advertising technology
•	DMT® technology	•	Power-over-Ethernet technology
•	Document Generation technology	•	Rule Based Monitoring technology
•	Dynamic Random Access Memory technology(1)(2)	•	Semiconductor Memory and Process Patents technology(1)
•	Facilities Operation Management System technology	•	Shape Memory Alloys technology
•	Hearing Aid technology(1)(2)	•	Software Activation technology(1)(2)
•	Impact Instrument technology	•	Targeted Content Delivery technology
•	Improved Anti-Trap Safety Technology for Vehicles technology(1)	•	Telematics technology
•	Improved Lighting technology	•	User Programmable Engine Control technology
•	Improved Memory Manufacturing technology(1)	•	Video Delivery and Processing technology(1)(2)
•	Information Storage, Searching and Retrieval technology(1)(2)	•	Video Encoding technology
•	Integrated Access technology(1)(2)	•	Videoconferencing technology(1)(2)
•	Lighting Ballast technology	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Voice-Over-IP technology(1)
•	Medical Monitoring technology	•	Website Crawling technology
•	MEMS technology
__________________________________________

(1)	Initial revenues recognized during the six months ended June 30, 2012.
(2)	Initial revenues recognized during the three months ended June 30, 2012.

Revenues for the six months ended June 30, 2011 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Manufacturing Data Transfer technology
•	Camera Support technology	•	Messaging technology(1)
•	Catheter Insertion technology(1)	•	Microprocessor Enhancement technology
•	Computer Architecture and Power Management technology(1)	•	Mobile Computer Synchronization technology
•	Computer Graphics technology	•	Network Remote Access technology
•	Database Retrieval technology(1)(2)	•	NOR Flash technology(1)
•	DDR SDRAM technology(1)(2)	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology	•	Optical Recording technology(1)(2)
•	Digital Video Enhancement technology	•	Optical Switching technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Power Management Within Integrated Circuits technology(1)
•	DRAM Memory architecture technology	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology	•	Shape Memory Alloys technology(1)(2)
•	Image Resolution Enhancement technology	•	Short Messaging in Cellular Telephony technology
•	Improved Commercial Print technology	•	Storage technology
•	Improved Lighting technology	•	Telematics technology
•	Interactive Mapping technology	•	User Programmable Engine Control technology(1)
•	Lighting Ballast technology	•	Video Encoding technology(1)(2)
•	Lighting Control technology(1)	•	Virtual Server technology
•	Location Based Services technology	•	Visual Data Evaluation technology
•	Magnetic Storage technology(1)	•	Website Crawling technology
__________________________________________

(1)	Initial revenues recognized during the six months ended June 30, 2011.
(2)	Initial revenues recognized during the three months ended June 30, 2011.

Summary of Results of Operations - Overview
For the Three and Six Months Ended June 30, 2012 and 2011
(In thousands, except percentage change values)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2012	2011	Change	2012	2011	Change

Revenues	$50,484	$39,746	27%	$149,524	$100,876	48%

Operating costs and expenses	40,711	37,625	8%	75,407	78,080	(3)%
Operating income	9,773	2,121	*	74,117	22,796	225%
Provision for income taxes	(3,494)	(306)	*	(18,241)	(7,454)	145%
Net income attributable to Acacia Research Corporation	6,321	2,139	196%	56,249	14,492	288%
________________
* Percentage change in excess of 300%

Overview - Three months ended June 30, 2012 compared with the three months ended June 30, 2011

•	Revenues increased $10.7 million, or 27%, to $50.5 million, as compared to $39.7 million in the comparable prior year quarter.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, on a combined basis, decreased $5.4 million, or 25%, as compared to the 27% increase in related revenues for the same periods due primarily to a greater percentage of revenues generated during the three months ended June 30, 2012 having no inventor royalty or contingent legal fee arrangement obligations, as compared to the revenues generated during the three months ended June 30, 2011.

◦
Litigation and licensing expenses-patents increased $1.5 million, or 40%, to $5.3 million, due primarily to higher net levels of litigation support, third-party technical consulting and professional expert expenses associated with our investment in new licensing and enforcement programs commenced since June 2011.

◦
Amortization of patents increased $2.8 million, or 107%, to $5.4 million, due primarily to amortization expense related to new patent portfolios acquired since June 30, 2011, totaling $4.3 million. The increase was partially offset by a $1.1 million decrease in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

◦
Marketing, general and administrative expenses increased $3.6 million, or 43%, to $11.9 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the three months ended June 30, 2012, a net increase in licensing, business development, and engineering personnel since June 2011, and an increase in variable performance-based compensation costs.

◦
Research, consulting and other expenses-business development increased $632,000, or 47%, to $2.0 million, due primarily to a net increase in third-party research, consulting and other due diligence related costs incurred in connection with the identification, review, and assessment of patent portfolio acquisition opportunities during the three months ended June 30, 2012.

◦
Provision for income taxes increased $3.2 million, or +100%, to $3.5 million, reflecting the calculation of tax expense for financial reporting purposes without the excess tax benefits related to the exercise and vesting of equity-based incentive awards. Non-cash tax expense of $3.2 million was credited to additional-paid-in-capital, not taxes payable. Refer to “Comparison of Results of Operations” below for additional information.

Overview - Six months ended June 30, 2012 compared with the six months ended June 30, 2011

•	Revenues increased $48.6 million, or 48%, to $149.5 million, as compared to $100.9 million in the comparable prior year period.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, on a combined basis, decreased $16.6 million, or 38%, as compared to the 48% increase in related revenues for the same periods due primarily to a greater percentage of revenues generated during the six months ended June 30, 2012 having no inventor royalty or contingent legal fee arrangement obligations, as compared to the revenues generated during the six months ended June 30, 2011.

◦
Litigation and licensing expenses-patents increased $1.4 million, or 19%, to $8.6 million, due primarily to higher net levels of litigation support, third-party technical consulting and professional expert expenses associated with our investment in new licensing and enforcement programs commenced since June 2011.

◦
Amortization increased $4.1 million, or 65%, to $10.5 million, due primarily to amortization expense related to new patent portfolios acquired since June 30, 2011, totaling $7.8 million. The increase was partially offset by a $3.0 million decrease in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

◦
Marketing, general and administrative expenses increased $7.3 million, or 40%, to $25.6 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the six months ended June 30, 2012, a net increase in licensing, business development, and engineering personnel since June 2011, an increase in variable performance-based compensation costs and a net increase in corporate general and administrative costs.

◦
Research, consulting and other expenses-business development increased $1.0 million, or 51%, to $3.1 million, due primarily to a net increase in third-party research, consulting and other due diligence related costs incurred in connection with the identification, review, and assessment of patent portfolio acquisition opportunities during the six months ended June 30, 2012.

◦
Provision for income taxes increased $10.8 million, or 145%, to $18.2 million. Tax expense for financial reporting purposes for the periods presented was calculated without the excess tax benefits related to the exercise and vesting of equity-based incentive awards. Accordingly, $10.9 million of non-cash tax expense was credited to additional-paid-in-capital, not taxes payable. Our effective tax rate for the six months ended June 30, 2012 was 25%, reflecting the impact of the income tax benefit associated with the release of valuation allowance primarily resulting from the ADAPTIX acquisition, as described at Note 2 to the Consolidated Financial Statements elsewhere herein. As of June 30, 2012, taxes paid or payable totaled approximately $12.4 million, primarily comprised of foreign withholding taxes withheld of $11.9 million, and other state related taxes payable. Refer to “Comparison of Results of Operations” below for additional information.

Acquisition of ADAPTIX, Inc.

On January 12, 2012, pursuant to the terms and conditions of the Agreement and Plan of Merger dated as of November 22, 2011 among Acacia Research Group LLC, or ARG, a wholly-owned subsidiary of Acacia Research Corporation, Apollo Patent Corp., a newly-formed, wholly-owned subsidiary of ARG, or Merger Sub, ADAPTIX and Baker Communications Fund II (QP), L.P. solely in its capacity as shareholder representative, ARG completed its acquisition of ADAPTIX, which held no material assets other than its portfolio of patents and $10 million in cash, through a merger of Merger Sub with and into ADAPTIX, with ADAPTIX as the surviving corporation. Upon completion of the merger, the separate corporate existence of Merger Sub ceased and ADAPTIX became a wholly-owned subsidiary of ARG. The total consideration paid by ARG in connection with the merger was approximately $160 million, paid in cash.

ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, is an award-winning technology company long recognized in the industry as one of the first developers of cutting edge 4G wireless systems. With patents filed as early as 2000, ADAPTIX’s research and development efforts have resulted in one of the world’s most significant intellectual property portfolios focused on 4G technologies. With its rapidly growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX’s innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of June 30, 2012, December 31, 2011, and June 30, 2011, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 238, 200 and 184 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the six months ended June 30, 2012, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 32 patent portfolios (of which 27 patent portfolios were acquired during the three months ended June 30, 2012) covering a variety of applications, including the following:

•	In April 2012, we entered into a patent licensing alliance with TeleCommunication Systems, Inc. (TCS) to become the exclusive licensor of TCS’ inter-carrier messaging (ICM) patent portfolio.

•	In May 2012, we acquired patents, originally issued to Polaroid, covering digital imaging and related technologies.

•
In May 2012, we acquired rights to 6 prominent patent portfolios comprising 68 patents covering a wide range of software technologies relating to business intelligence and data analysis, office productivity, virtualization, graphical user interfaces, search, and software development.

•	In June 2012, we acquired 7 medtech patent portfolios comprised of over 150 patents and pending applications relating to medical devices, biologics and diagnostic techniques.

•	In June 2012, we acquired patents for x-ray powder diffraction technology.

•	In June 2012, we acquired 5 patent portfolios with 156 U.S. and international patents from a major semiconductor technology company.

•	In June 2012, we acquired patents relating to computer aided design tools.

•	In June 2012, we acquired 4 patent portfolios with 48 U.S. and international patents from a major technology company.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of June 30, 2012, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Other

In February 2012, we raised net proceeds of $219.0 million through the sale of 6,122,000 shares of our common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. In March 2011, we completed a registered public offering of 5,750,000 shares of our common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175.2 million, after deducting underwriting discounts and related offering expenses. Refer to “Liquidity and Capital Resources” below for more information regarding these offerings.

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2011.  In addition to the information below, refer to Note 2 to the consolidated financial statements included in this report.

Accounting for Business Combinations - Acquisition Method of Accounting

Acquisitions are accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations,” or Topic 805. Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents. Acquisition accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition.
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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Revenues

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands, except percentages)

Revenues	$50,484	$39,746	$10,738	27%	$149,524	$100,876	$48,648	48%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

New agreements executed	38	29	78	64
Average revenue per agreement (in thousands)	$1,329	$1,371	1,917	$1,576

A summary of the main drivers of the change in revenues for the periods presented, is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012 vs. 2011	2012 vs. 2011
	(in thousands)
Increase in number of agreements executed	$12,335	$22,067
(Decrease) increase in average revenue per agreement executed	(1,597)	26,581
Total	$10,738	$48,648

One licensee individually accounted for 72% of revenues recognized during the three months ended June 30, 2012, and four licensees individually accounted for 36%, 24%, 13%, and 12% of revenues recognized during the six months ended June 30, 2012. Three licensees individually accounted for 30%, 28% and 12% of revenues recognized during the three months ended June 30, 2011, and three licensees individually accounted for 45%, 12% and 11% of revenues recognized during the six months ended June 30, 2011. On a consolidated basis, as of June 30, 2012, 125 of our licensing programs had begun generating revenues and other operating income, up from 112 as of December 31, 2011, and 104 as of June 30, 2011.

Cost of Revenues

	Three Months Ended June 30,		$	%	Six Months Ended June 30,		$	%
	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands, except percentages)

Inventor royalties	$9,573	$8,588	$985	11%	$17,167	$21,677	$(4,510)	(21)%
Contingent legal fees	6,607	13,039	(6,432)	(49)%	10,355	22,406	(12,051)	(54)%

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

The percentage change in inventor royalties expense for the three and six month periods presented, as compared to the 27% increase in revenues for the same periods, was primarily due to a higher percentage of revenues recognized during the three and six months ended June 30, 2012 having no corresponding inventor royalty obligations, as compared to the revenues recognized during the three and six months ended June 30, 2011, respectively. A summary of the main drivers of the change in inventor royalties expense for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012 vs. 2011	2012 vs. 2011
	(in thousands)
Increase in inventor royalty rates	$3,248	$6,177
Increase in total revenues	2,323	11,530
(Increase) in revenues without inventor royalty obligations	(4,586)	(22,217)
Total	$985	$(4,510)

The percentage decrease in contingent legal fees expense for the three and six month periods presented, as compared to the 27% increase in revenues for the same periods, was primarily due to a higher percentage of revenues recognized during the three and six months ended June 30, 2012 having no corresponding contingent legal arrangement obligations, as compared to the revenues recognized during the three and six months ended June 30, 2011, respectively. A summary of the main drivers of the change in contingent legal fees expense for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2012 vs. 2011	2012 vs. 2011
	(in thousands)
(Decrease) in contingent legal fee rates	$(3,762)	$(612)
Increase in total revenues	3,545	10,855
(Increase) in revenues without contingent legal fee obligations	(6,215)	(22,294)
Total	$(6,432)	$(12,051)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Litigation and licensing expenses - patents	$5,268	$3,761	$8,649	$7,295
Amortization of patents	5,393	2,600	10,519	6,372

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

Litigation and licensing expenses-patents increased for the three and six month periods presented due primarily to higher net levels of litigation support, third-party technical consulting and professional expert expenses associated with our investment in new licensing and enforcement programs commenced since the end of the prior year period. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The increase for the periods presented was due primarily to amortization expense related to new patent portfolios acquired since June 30, 2011, totaling $4.3 million and $7.8 million, for the three and six months ended June 30, 2012, respectively, comprised primarily of non-cash patent amortization expense related to the patents acquired in connection with our acquisition of ADAPTIX in the first quarter of 2012, totaling $3.7 million and $7.0 million, for the three and six months ended June 30, 2012, respectively. The increase was partially offset by a decrease in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $0 and $442,000 for the three and six months ended June 30, 2012, respectively, and $1.1 million and $3.4 million for the three and six months ended June 30, 2011, respectively.

Operating Expenses (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Marketing, general and administrative expenses (including non-cash stock compensation expense of $6,000 and $11,090 for the three and six months ended June 30, 2012, respectively, and $3,422 and $6,323 for the three and six months ended June 30, 2011, respectively)	$11,903	$8,302	$25,634	$18,287

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, gross receipts based state taxes and other corporate costs.  A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2012 vs. 2011	2012 vs. 2011
	(in thousands)
Addition of business development, engineering and other personnel costs	$492	$1,236
Increase in annual variable performance-based compensation and other variable performance-based compensation costs	438	710
Corporate, general and administrative costs	93	634
Non-cash stock compensation expense	2,578	4,767
Total	$3,601	$7,347

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Provision for income taxes (in thousands)	$3,494	$306	$18,241	$7,454
Effective tax rate	35%	14%	25%	33%

Provision for Income Taxes. For financial reporting purposes, tax expense is calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for those instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital, not taxes payable, as the expense does not reflect cash taxes payable. The deductions related to the exercise and vesting of equity-based incentive awards is available to offset taxable income on our consolidated tax returns.

Tax expense for the three and six months ended June 30, 2012 included the impact of the following:

•
Noncash tax expense calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards, totaling approximately $3.2 million and $10.9 million for the three and six months ended June 30 2012, respectively, which was credited to additional paid-in capital, not taxes payable, and other state related taxes.

•
Foreign withholding taxes, totaling $28,000 and $11.9 million for the three and six months ended June 30, 2012, withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions. The tax provision for the three and six months ended June 30, 2012 provides for the utilization of a substantial portion of the $11.9 million in foreign taxes withheld during 2012 as a credit against income tax expense calculated for financial statement purposes.

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

Tax expense for the three and six months ended June 30, 2011 primarily relates to foreign taxes withheld totaling $7.6 million and other state taxes.

As of June 30, 2012, taxes paid or payable totaled approximately $12.4 million, primarily comprised of $11.9 million of foreign withholding taxes withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions, and other state related taxes payable.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from recent equity financings. Refer to "Cash Flows from Financing Activities" below for information regarding recent equity financings. We retained broad discretion over the use of the net proceeds from the offerings and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Our management believes that our cash and cash equivalent balances, investments, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least August 2013 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2012.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $430.9 million at June 30, 2012, compared to $323.3 million at December 31, 2011.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended June 30,
	2012	2011

Net cash provided by (used in):
Operating activities	$63,405	$25,119
Investing activities	(313,113)	(1,858)
Financing activities	231,841	173,639

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2012 increased to $141.6 million, from $88.6 million in the comparable 2011 period, primarily reflecting the net increase in revenues for the same periods, as discussed above.  Cash outflows from operations for the six months ended June 30, 2012 increased to $67.4 million, as compared to $63.5 million in the comparable 2011 period due to the impact of the net increase in licensing, business development, and engineering personnel since June 2011, marketing, general and administrative expenses including variable performance-based compensation costs and foreign withholding taxes, as discussed above, and the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2012 included cash consideration paid in connection with the acquisition of ADAPTIX, totaling $150.0 million (net of cash acquired), and patent-related acquisition costs totaling $40.4 million, as compared to $1.8 million in patent-related acquisition costs in the comparable 2011 period. Purchases of short term investments totaled $240.0 million for the six months ended June 30, 2012. Sales and maturities of short term investments totaled $117.5 million for the six months ended June 30, 2012, as compared to $35,000 in the comparable 2011 period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2012 included net proceeds from the sale of our common stock totaling $219.0 million, proceeds from exercises of stock options totaling $88,000, and $1.9 million in capital contributions from non-controlling interests. Net cash provided by financing activities during the six months ended June 30, 2011 included net proceeds from the sale of our common stock totaling $175.2 million, proceeds from exercises of stock options totaling $404,000, $877,000 in capital contributions from non-controlling interests and $2.9 million in distributions to noncontrolling interests.

 Working Capital

Working capital at June 30, 2012 increased to $404.2 million, compared to $294.9 million at December 31, 2011. Consolidated accounts receivable from licensees increased to $10.8 million at June 30, 2012, compared to $2.9 million at December 31, 2011. Consolidated royalties and contingent legal fees payable decreased to $19.1 million at June 30, 2012, compared to $23.5 million at December 31, 2011.

The majority of accounts receivable from licensees at June 30, 2012 were collected or scheduled to be collected in the third quarter of 2012, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the third or fourth quarter of 2012, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2012.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of June 30, 2012 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$2,846	$311	$1,451	$1,084
Scheduled patent acquisition related payments	10,500	10,000	250	250	—
Payments to consultants	—	—	—	—	—
Total contractual obligations	$13,346	$10,311	$1,701	$1,334	$—

As of June 30, 2012, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in our consolidated balance sheets included in this report.

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

At June 30, 2012, our investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), direct investments in highly liquid, AAA, U.S. government securities, and strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of June 30, 2012), and certain auction rate securities (included in noncurrent investments in the accompanying consolidated balance sheets).

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

10.1	Form of Indemnification Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.*
*Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

/s/ Paul R. Ryan
By: Paul R. Ryan
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     July 30, 2012

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

10.1	Form of Indemnification Agreement
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.*
*Furnished herewith