Form 10-Q
period 2012-09-30
ACACIA RESEARCH CORP
filed 2012-11-08
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
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

As of November 5, 2012, 49,788,760 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$264,151	$314,733
Short-term investments	146,647	6,597
Accounts receivable	16,635	2,915
Prepaid expenses and other current assets	3,045	803
Total current assets	430,478	325,048

Property and equipment, net of accumulated depreciation	317	220
Patents, net of accumulated amortization	226,317	25,188
Goodwill	36,217	—
Investments - noncurrent	—	1,956
Other assets	417	465
	$693,746	$352,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses / costs	$16,388	$6,625
Royalties and contingent legal fees payable	21,478	23,508
Total current liabilities	37,866	30,133

Deferred income taxes	33,616	—
Other liabilities	659	632
Total liabilities	72,141	30,765
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,770,624 and 42,928,001 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	50	43
Additional paid-in capital	631,000	386,821
Accumulated comprehensive income (loss)	382	(1,830)
Accumulated deficit	(15,455)	(65,085)
Total Acacia Research Corporation stockholders’ equity	615,977	319,949
Noncontrolling interests in operating subsidiaries	5,628	2,163
Total stockholders’ equity	621,605	322,112
	$693,746	$352,877

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$34,939	$50,585	$184,463	$151,461
Operating costs and expenses:
Cost of revenues:
Inventor royalties	5,032	15,592	22,199	37,269
Contingent legal fees	8,833	12,328	19,188	34,734
Litigation and licensing expenses - patents	5,973	3,501	14,622	10,800
Amortization of patents	10,412	1,946	20,931	8,318
Verdict insurance proceeds	—	(12,451)	—	(12,451)
Verdict insurance proceeds related costs	—	7,661	—	7,661
Marketing, general and administrative expenses (including non-cash stock compensation expense of $6,285 and $17,375 for the three and nine months ended September 30, 2012, respectively, and $3,568 and $9,891 for the three and nine months ended September 30, 2011, respectively)	11,914	8,748	37,548	27,031
Research, consulting and other expenses - business development	1,139	850	4,222	2,893
Total operating costs and expenses	43,303	38,175	118,710	116,255
Operating income (loss)	(8,364)	12,410	65,753	35,206

Total other income (expenses)	(41)	25	117	78
Income (loss) from operations before benefit from (provision for) income taxes	(8,405)	12,435	65,870	35,284
Benefit from (provision for) income taxes	1,938	(1,889)	(16,303)	(9,343)
Net income (loss) including noncontrolling interests in operating subsidiaries	(6,467)	10,546	49,567	25,941
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(152)	257	63	(646)
Net income (loss) attributable to Acacia Research Corporation	$(6,619)	$10,803	$49,630	$25,295

Net income (loss) per common share attributable to Acacia Research Corporation:
Basic earnings (loss) per share	$(0.14)	$0.26	$1.06	$0.65
Diluted earnings (loss) per share	$(0.14)	$0.25	$1.04	$0.62
Weighted average number of shares outstanding, basic	48,332,878	41,292,819	46,886,820	39,178,952
Weighted average number of shares outstanding, diluted	48,332,878	42,857,880	47,795,819	40,733,813

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) attributable to Acacia Research Corporation	$(6,619)	$10,803	$49,630	$25,295
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of income tax benefit (expense) of $323 and $(9) for the three and nine months ended September 30, 2012, respectively, and $0 for the three and nine months ended September 30, 2011	(588)	(1,913)	2,000	(1,913)
Add: reclassification adjustment for losses included in net income (loss)	173	—	212	—
Comprehensive income (loss)	$(7,034)	$8,890	$51,842	$23,382

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$49,567	$25,941
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	21,034	8,393
Non-cash stock compensation	17,375	9,891
Change in valuation allowance on deferred taxes	(10,237)	—
Other	490	(15)
Changes in assets and liabilities:
Accounts receivable	(13,720)	(24,573)
Prepaid expenses and other assets	(1,485)	949
Accounts payable and accrued expenses / costs	2,690	(737)
Royalties and contingent legal fees payable	(2,030)	24,290
Deferred income tax	6,546	—

Net cash provided by operating activities	70,230	44,139

Cash flows from investing activities:
Purchases of property and equipment	(200)	(172)
Purchase of available-for-sale investments	(305,007)	(8,427)
Maturities and sale of available-for-sale investments	169,016	60
Purchase of ADAPTIX, Inc., net of cash acquired	(150,000)	—
Patent acquisition costs	(64,960)	(2,805)

Net cash used in investing activities	(351,151)	(11,344)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	218,983	175,232
Distributions to noncontrolling interests in operating subsidiary	(312)	(2,897)
Contributions from noncontrolling interests in operating subsidiary	3,840	877
Excess tax benefits from stock-based compensation	7,554	1,730
Proceeds from exercises of stock options	274	411

Net cash provided by financing activities	230,339	175,353

(Decrease) increase in cash and cash equivalents	(50,582)	208,148

Cash and cash equivalents, beginning	314,733	102,515

Cash and cash equivalents, ending	$264,151	$310,663

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

Acacia’s operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 250 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

In January 2012, a wholly owned operating subsidiary of Acacia acquired ADAPTIX, Inc. (“ADAPTIX”), a pioneer in the development of 4G technologies for wireless systems, for cash consideration of $160 million, as described at Note 8 to these consolidated financial statements.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net income (loss) is adjusted to include the net (income) loss attributed to noncontrolling interests in the consolidated statements of operations. Refer to the accompanying consolidated financial statements for total noncontrolling interests, net income (loss) attributable to noncontrolling interests and contributions from and distributions to noncontrolling interests, for the applicable periods presented.

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

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s financial position as of September 30, 2012, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

During the nine months ended September 30, 2012 and 2011, Acacia entered into agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, a portion of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of certain intellectual property rights from certain of Acacia’s operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, impairment of marketable securities and intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and the application of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

Concentrations. Five licensees individually accounted for 30%, 13%, 10%, 10% and 10% of revenues recognized during the three months ended September 30, 2012, and four licensees individually accounted for 29%, 20%, 11% and 10% of revenues recognized during the nine months ended September 30, 2012. Two licensees individually accounted for 59% and 26% of revenues recognized during the three months ended September 30, 2011, and three licensees individually accounted for 30%, 20% and 16% of revenues recognized during the nine months ended September 30, 2011. Three licensees individually represented approximately 27%, 21% and 20% of accounts receivable at September 30, 2012. Five other licensees individually represented approximately 18%, 15%, 14%, 13% and 10% of accounts receivable at December 31, 2011. For the three and nine months ended September 30, 2012, 12% and 45%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and nine months ended September 30, 2011, 59% and 56%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At September 30, 2012, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income. At September 30, 2012, short term investments were comprised of equity investments in the common stock of certain technology companies and investments in highly liquid, AAA, U.S. government fixed income securities with maturity dates ranging from 2012 to 2013.

Short term marketable securities for the periods presented were comprised of the following: (in thousands):

	September 30, 2012
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$143,002	$44	$(354)	$142,692
Equity securities of certain technology companies	3,254	757	(56)	3,955
Total short-term investments	$146,256	$801	$(410)	$146,647

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2011
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$—	$—	$—	$—
Equity securities of certain technology companies	8,427	169	(1,999)	6,597
Total short-term investments	$8,427	$169	$(1,999)	$6,597

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

Patents.  Patents includes the cost of patents or patent rights (hereinafter, collectively “patents”), acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to nine years.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for Acacia) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Acacia considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit's goodwill and if the carrying value of the reporting unit's goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.

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

As of September 30, 2012, Acacia’s estimated annual effective tax rate is approximately 40%, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. Acacia’s effective tax

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

rate for the nine months ended September 30, 2012 was 25%. The difference between the effective tax rate and the estimated annual effective tax rate is mainly due to the benefit associated with the release of valuation allowance in the first quarter of 2012 in connection with the acquisition of ADAPTIX, as described below.

Tax expense for the nine months ended September 30, 2012 included foreign withholding taxes totaling $11,890,000 withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions. The tax provision for the nine months ended September 30, 2012 provides for the utilization (subject to certain limitations, if applicable) of the foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

For the nine months ended September 30, 2011, the provision for income taxes included foreign withholding taxes totaling $7,586,000. Excluding the impact of foreign withholding taxes, the 2011 annual effective tax rate was estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.

Tax expense for the periods presented reflects the impact of the calculation of tax expense for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for such instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for such instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital, not taxes payable. The deduction related to the exercise and vesting of equity-based incentive awards is available to offset taxable income, if any, on Acacia’s future consolidated tax returns. Accordingly, the noncash tax expense calculated without the benefit related to the exercise and vesting of equity-based incentive awards totaling $7,554,000 for the nine months ended September 30, 2012 was credited to additional paid-in capital, not taxes payable, and therefore does not reflect cash taxes payable. As of and for the nine months ended September 30, 2012, taxes paid or payable totaled approximately $12,300,000, primarily comprised of foreign withholding taxes, as described above, and other state related taxes payable.

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

Release of Valuation Allowance. As of December 31, 2011, the Company maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX created an additional source of income to utilize against Acacia’s existing consolidated net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company’s deferred tax assets is recorded outside of acquisition accounting. In addition, the Company estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds, totaling approximately $1,900,000, were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of Acacia’s net deferred tax assets was released, resulting in an income tax benefit of approximately $10,237,000, recorded as a credit to income tax expense for the nine months ended September 30, 2012. The offsetting amounts reduced net deferred tax liabilities, approximately $8,300,000 of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the ADAPTIX acquisition. Refer to Note 8 to these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.  EARNINGS (LOSS) PER SHARE

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Weighted-average common shares outstanding - basic	48,332,878	41,292,819	46,886,820	39,178,952
Dilutive effect of Equity-based Incentive Awards	—	1,565,061	908,999	1,554,861
Weighted-average common shares outstanding - diluted	48,332,878	42,857,880	47,795,819	40,733,813

Anti-dilutive Equity-based Incentive Awards excluded from the computation of diluted income per share	658,445	30,000	575,059	46,560

4.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Acacia’s only identifiable intangible assets at September 30, 2012 and December 31, 2011 are patents and patent rights.  Patent-related accumulated amortization totaled $51,762,000 and $36,331,000 as of September 30, 2012 and December 31, 2011, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to nine years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is approximately eight years.  The following table presents the scheduled annual aggregate amortization expense as of September 30, 2012 (in thousands):

Remainder of 2012	$7,572
2013	30,003
2014	29,749
2015	29,273
2016	28,387
Thereafter	101,333
Total	$226,317

For the nine months ended September 30, 2012 and 2011, Acacia paid patent and patent rights acquisition costs totaling $64,960,000 (excluding the acquisition of ADAPTIX) and $2,805,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to eight years. Included in net additions to capitalized patent costs during the nine months ended September 30, 2012 and 2011 are accrued future patent acquisition costs totaling $8,000,000 and $825,000, respectively, which were incurred pursuant to the terms of the underlying patent acquisition agreements. Accrued future patent acquisition costs are amortized over the estimated economic useful life of the related patents acquired.

Refer to Note 8 to these consolidated financial statements for additions to patents and goodwill in connection with Acacia’s acquisition of ADAPTIX and the related application of the acquisition method of accounting.

During the nine months ended September 30, 2012 and 2011, certain operating subsidiaries recovered up-front patent

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

portfolio acquisition costs from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $152,000 and $534,000 for the three and nine months ended September 30, 2012, respectively, and $730,000 and $4,069,000 for the three and nine months ended September 30, 2011, respectively.

During the nine months ended September 30, 2012 and 2011, as provided for in the underlying agreements, certain of Acacia's operating subsidiaries elected to sell or terminate rights to certain patent portfolios, resulting in accelerated amortization expense for the patent related assets totaling $3,023,000 and $101,000, respectively.

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

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of September 30, 2012 and December 31, 2011, Acacia held investment grade auction rate securities with a par value totaling $0 and $2,425,000, respectively, consisting of auction rate investments backed by student loans, which are classified as noncurrent, available-for-sale investments, and reflected at fair value. The fair values of these securities were estimated utilizing an analysis of certain unobservable inputs (Level 3) and by reference to periodic discounted cash flow analyses.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which current liquidity related issues will be resolved.

All remaining auction rate securities were sold during the three months ended September 30, 2012. The following table presents the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Balance as of July 1 and January 1, respectively	$1,506	$1,975	$1,956	$2,001
Total gains (realized or unrealized):
Recognized gains included in earnings	118	6	118	15
Settlements	(1,624)	(25)	(2,074)	(60)
Balance as of September 30	$—	$1,956	$—	$1,956

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

ADAPTIX is a pioneer in the development of 4G technologies for wireless systems. With patents filed as early as 2000, ADAPTIX’s research and development efforts have resulted in one of the world’s most significant intellectual property portfolios focused on 4G technologies. With its growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX’s innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$34,939	$50,585	$184,463	$151,461
Total operating costs and expenses	43,303	42,364	119,348	129,234
Operating income (loss)	(8,364)	8,221	65,115	22,227
Total other income (expenses)	(41)	25	117	78
Income (loss) from operations before benefit from (provision for) income taxes	(8,405)	8,246	65,232	22,305
Benefit from (provision for) income taxes	1,938	(1,889)	(16,303)	(9,343)
Net income (loss) including noncontrolling interests in operating subsidiaries	(6,467)	6,357	48,929	12,962
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(152)	257	63	(646)
Net income (loss) attributable to Acacia Research Corporation	$(6,619)	$6,614	$48,992	$12,316

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Pro forma income (loss) per common share attributable to Acacia Research Corporation:
Basic earnings (loss) per share	$(0.14)	$0.16	$1.04	$0.31
Diluted earnings (loss) per share	$(0.14)	$0.15	$1.03	$0.30
Weighted average number of shares outstanding, basic	48,332,878	41,292,819	46,886,820	39,178,952
Weighted average number of shares outstanding, diluted	48,332,878	42,857,880	47,795,819	40,733,813

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over an estimated economic useful life of ten years, historical operating expenses of ADAPTIX for the three and nine months ended September 30, 2011, and the expensing of acquisition costs incurred by ARG in connection with the Merger.

The unaudited pro forma combined statements of operations for the periods presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of operations for the nine months ended September 30, 2012, as described at Note 2, is not reflected in the accompanying unaudited pro forma combined statements of operations for the periods presented.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income (loss). The new guidance allows an entity to present components of net income (loss) and other comprehensive income (loss) in one continuous statement, referred to as the statement of comprehensive income (loss), or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income (loss) and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income (loss), there are no changes to the components that are recognized in net income (loss) or other comprehensive income (loss) from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. In December 2011, the FASB issued an amendment to defer the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income (loss) on the components of net income (loss) and other comprehensive income (loss) for annual and interim financial statements. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Cautionary Statement Regarding Forward Looking Statements

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,100 license agreements executed to date across 134 of our technology licensing and enforcement programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 250 patent portfolios, which include U.S. patents, and certain foreign counterparts covering technologies used in a wide variety of industries.

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

Operating activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues and other operating income (in thousands)	$34,939	$63,036	$184,463	$163,912
New agreements executed	33	24	111	88
Licensing and enforcement programs generating revenues and other operating income	31	22	57	49
Licensing and enforcement programs with initial revenues	9	4	22	17
New patent portfolios	13	8	45	25
Cumulative number of licensing and enforcement programs generating revenues and other operating income - inception to date	134	108	134	108

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

•	fluctuations in the total number of agreements executed each period;

•	the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights;

•	the relative maturity of licensing programs during the applicable periods; and

•	other external factors.

Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues (including other operating income) recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues(*)	% Change

September 30, 2012	$205,258	(12)%
June 30, 2012	233,355	5%
March 31, 2012	222,617	21%
December 31, 2011	184,707	4%
September 30, 2011	177,014	—%
______________________________
* Includes “other operating income.”

Revenues for the nine months ended September 30, 2012 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology(1)	•	Messaging technology
•	Application Authentication technology(1)(2)	•	Mobile Computer Synchronization technology
•	Audio Communications Fraud Detection technology	•	Network Monitoring technology
•	Bone Graft Harvesting technology(1)(2)	•	NOR Flash technology
•	Camera Support technology	•	Online Ad Tracking technology
•	Consumer Rewards technology(1)	•	Online Auction Guarantee technology
•	Data Compression technology	•	Online Gaming technology(1)(2)
•	DDR SDRAM technology	•	Optical Recording technology
•	Digital Signal Processing Architecture technology	•	Optical Switching technology
•	Disk Array Systems & Storage Area Network technology	•	Pop-up Internet Advertising technology
•	DMT® technology	•	Power Management Within Integrated Circuits technology
•	Document Generation technology	•	Power-over-Ethernet technology
•	Domain Name Redirection technology(1)(2)	•	Rule Based Monitoring technology
•	Dynamic Random Access Memory technology(1)	•	Semiconductor Memory and Process Patents(1)
•	Facilities Operation Management System technology	•	Shape Memory Alloys technology
•	Hearing Aid technology(1)	•	Software Activation technology(1)
•	Impact Instrument technology	•	Surgical Access technology(1)(2)
•	Improved Anti-Trap Safety Technology for Vehicles(1)	•	Suture Anchors technology(1)(2)
•	Improved Lighting technology	•	Targeted Content Delivery technology
•	Improved Memory Manufacturing technology(1)	•	Telematics technology
•	Information Portal Software technology	•	User Programmable Engine Control technology
•	Information Storage, Searching and Retrieval technology(1)	•	Video Delivery and Processing technology(1)
•	Integrated Access technology(1)	•	Video Encoding technology
•	Intraluminal Device technology(1)(2)	•	Videoconferencing technology(1)
•	Lighting Ballast technology	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Voice-Over-IP Technology(1)
•	Medical Image Manipulation technology(1)(2)	•	Website Crawling technology
•	Medical Monitoring technology	•	Wireless Monitoring technology(1)(2)
•	MEMS technology
__________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2012.
(2)	Initial revenues recognized during the three months ended September 30, 2012.

Revenues for the nine months ended September 30, 2011 included fees or proceeds from, or related to, the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	MEMS technology(1)(2)
•	Camera Support technology	•	Messaging technology(1)
•	Catheter Insertion technology(1)	•	Microprocessor Enhancement technology
•	Computer Architecture and Power Management technology(1)	•	Mobile Computer Synchronization technology
•	Computer Graphics technology	•	Network Remote Access technology
•	Database Retrieval technology(1)	•	NOR Flash technology(1)
•	DDR SDRAM technology(1)	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology	•	Optical Recording technology(1)
•	Digital Video Enhancement technology	•	Optical Switching technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Power Management Within Integrated Circuits technology(1)
•	DRAM Memory architecture technology	•	Power-over-Ethernet technology(1)(2)
•	Electronic Message Advertising technology	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology	•	Semiconductor Manufacture technology(1)(2)
•	High Performance Computer Architecture technology	•	Shape Memory Alloys technology(1)
•	Image Resolution Enhancement technology	•	Short Messaging in Cellular Telephony technology
•	Improved Commercial Print technology	•	Storage technology
•	Improved Lighting technology	•	Targeted Content Delivery technology(1)(2)
•	Interactive Mapping technology	•	Telematics technology
•	Lighting Ballast technology	•	User Programmable Engine Control technology(1)
•	Lighting Control technology(1)	•	Video Encoding technology(1)
•	Location Based Services technology	•	Virtual Server technology
•	Magnetic Storage technology(1)	•	Visual Data Evaluation technology
•	Manufacturing Data Transfer technology	•	Website Crawling technology
__________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2011.
(2)	Initial revenues recognized during the three months ended September 30, 2011.

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2012 and 2011
(In thousands, except percentage change values)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2012	2011	Change	2012	2011	Change

Revenues	$34,939	$50,585	(31)%	$184,463	$151,461	22%
Verdict insurance proceeds	—	12,451	(100)%	—	12,451	(100)%
Total revenues and other operating income	$34,939	$63,036	(45)%	$184,463	$163,912	13%

Operating costs and expenses	43,303	50,626	(14)%	118,710	128,706	(8)%
Operating income (loss)	(8,364)	12,410	(167)%	65,753	35,206	87%
Benefit from (provision for) income taxes	1,938	(1,889)	(203)%	(16,303)	(9,343)	74%
Net income (loss) attributable to Acacia Research Corporation	(6,619)	10,803	(161)%	49,630	25,295	96%

Overview - Three months ended September 30, 2012 compared with the three months ended September 30, 2011

•	Revenues decreased $28.1 million, or 45%, to $34.9 million, as compared to $63.0 million (including other operating income) in the comparable prior year quarter.

•
Other operating income is comprised of verdict insurance proceeds totaling $12.5 million received during the three months ended September 30, 2011, as described under "Consolidated Results of Operations" below.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, including verdict insurance proceeds related costs, on a combined basis, decreased $21.7 million, or 61%, as compared to the 45% decrease in related revenues for the same periods, due primarily to lower inventor royalty rates for the portfolios generating revenues during the three months ended September 30, 2012. In addition, inventor royalties expense for the three months ended September 30, 2012 included a credit of $2.6 million related to inventor royalties originally expensed in the second quarter of 2012, which based on certain events occurring in the third quarter of 2012, were no longer payable pursuant to the terms of the underlying agreement.

◦	Verdict insurance proceeds related costs totaled $7.7 million during the three months ended September 30, 2011, as described under "Consolidated Results of Operations" below.

◦
Litigation and licensing expenses-patents increased $2.5 million, or 71%, to $6.0 million, due primarily to higher net levels of patent prosecution, litigation support, third-party technical consulting and professional expert expenses associated with our investment in new licensing and enforcement programs commenced since September 2011.

◦
Amortization of patents increased $8.5 million, or 435%, to $10.4 million, due primarily to amortization expense related to new patent portfolios acquired since September 30, 2011, totaling $6.1 million. The increase also reflects accelerated amortization totaling $3.0 million, related to the sale of a patent portfolio in the third quarter of 2012. The increase was partially offset by a $578,000 decrease in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered during the three months ended September 30, 2012.

◦
Marketing, general and administrative expenses increased $3.2 million, or 36%, to $11.9 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the three months ended September 30, 2012.

◦	We recorded an income tax benefit of $1.9 million, for the three months ended September 30, 2012, as compared to income tax expense of $1.9 million for the comparable prior year quarter. Refer to “Comparison of Results of Operations” below for additional information.

Overview - Nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

•	Revenues increased $20.6 million, or 13%, to $184.5 million, as compared to $163.9 million (including other operating income) in the comparable prior year period.

•
Other operating income was comprised of verdict insurance proceeds totaling $12.5 million received during the three months ended September 30, 2011, as described under "Consolidated Results of Operations" below.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, including verdict insurance proceeds related costs, on a combined basis, decreased $38.3 million, or 48%, as compared to the 13% increase in related revenues for the same periods, due primarily to a greater percentage of revenues generated during the nine months ended September 30, 2012 having no inventor royalty or contingent legal fee arrangement obligations.

◦	Verdict insurance proceeds related costs totaled $7.7 million during the three months ended September 30, 2011, as described under "Consolidated Results of Operations" below.

◦
Litigation and licensing expenses-patents increased $3.8 million, or 35%, to $14.6 million, due primarily to higher net levels of patent prosecution, litigation support, third-party technical consulting and professional expert expenses associated with our investment in new licensing and enforcement programs commenced since September 2011.

◦
Amortization increased $12.6 million, or 152%, to $20.9 million, due primarily to amortization expense related to new patent portfolios acquired since September 30, 2011, totaling $12.4 million. The increase also reflects accelerated amortization totaling $3.0 million, related to the sale of a patent portfolio in the third quarter of 2012. The increase was partially offset by a $3.5 million decrease in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered during the nine months ended September 30, 2012.

◦
Marketing, general and administrative expenses increased $10.5 million, or 39%, to $37.5 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed during the nine months ended September 30, 2012, a net increase in licensing, business development, and engineering personnel since September 2011, an increase in variable performance-based compensation costs and a net increase in corporate general and administrative costs.

◦
Research, consulting and other expenses-business development increased $1.3 million, or 46%, to $4.2 million, due primarily to a net increase in third-party research, consulting and other due diligence related costs incurred in connection with the identification, review, and assessment of patent portfolio acquisition opportunities during the nine months ended September 30, 2012.

◦
Provision for income taxes increased $7.0 million, or 74%, to $16.3 million. Tax expense for financial reporting purposes for the periods presented was calculated without the excess tax benefits related to the exercise and vesting of equity-based incentive awards. Accordingly, $7.6 million of non-cash tax expense was credited to additional-paid-in-capital, not taxes payable. Our effective tax rate for the nine months ended September 30, 2012 was 25%, reflecting the impact of the income tax benefit associated with the release of valuation allowance primarily resulting from the ADAPTIX acquisition, as described at Note 2 to the Consolidated Financial Statements elsewhere herein. Refer to “Comparison of Results of Operations” below for additional information.

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of September 30, 2012, December 31, 2011, and September 30, 2011, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 250, 200 and 192 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the nine months ended September 30, 2012, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 45 patent portfolios (of which 13 patent portfolios were acquired during the three months ended September 30, 2012) covering a variety of applications, including the following:

•	In July 2012, acquired a patent for intraluminal device technology.

•	In August 2012, acquired rights to patents for 360 degree view technology.

•	In September 2012, acquired a patent for stent graft technology.

•	In September 2012, acquired 23 patents covering gas heating and cooling control systems. The acquisition includes an ongoing royalty stream with a major manufacturer.

•	In September 2012, acquired patents covering Product Lifecycle Management (“PLM”) technology.

•	In September 2012, acquired patents for radio frequency modulation technology used in mobile devices such as smartphones, tablets, and laptops from a major technology company.

•
In September 2012, acquired 7 patent portfolios with over 1,900 patents and applications relating to stent grafts, vascular grafts, bypass grafts, graft retrieval technology, graft manufacturing technology, vena cava filter technology and filter retrieval technology from a leading global medical device company.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of September 30, 2012, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Revenues and Other Operating Income

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands, except percentage change values)

Revenues	$34,939	$50,585	$(15,646)	(31)%	$184,463	$151,461	$33,002	22%
Verdict insurance proceeds	—	12,451	(12,451)	(100)%	—	12,451	(12,451)	(100)%
	$34,939	$63,036	$(28,097)	(45)%	$184,463	$163,912	$20,551	13%

Revenues.  In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) covenants-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. Revenue related information for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

New agreements executed	33	24	111	88
Average revenue per agreement (in thousands)	$1,059	$2,108	1,662	$1,721

A summary of the main drivers of the change in revenues for the periods presented, is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012 vs. 2011	2012 vs. 2011
	(in thousands)
Increase in number of agreements executed	$9,529	$38,222
Decrease in average revenue per agreement executed	(25,175)	(5,220)
Total change in revenues	$(15,646)	$33,002

Five licensees individually accounted for 30%, 13%, 10%, 10% and 10% of revenues recognized during the three months ended September 30, 2012, and four licensees individually accounted for 29%, 20%, 11% and 10% of revenues recognized during the nine months ended September 30, 2012. Two licensees individually accounted for 59% and 26% of revenues recognized during the three months ended September 30, 2011, and three licensees individually accounted for 30%, 20% and 16% of revenues recognized during the nine months ended September 30, 2011. On a consolidated basis, as of September 30, 2012, 134 of our licensing programs had begun generating revenues and other operating income, up from 112 as of December 31, 2011, and 108 as of September 30, 2011.
Other Operating Income - Verdict Insurance Proceeds. Creative Internet Advertising Corporation, or CIAC, an operating subsidiary of Acacia Research Corporation, received a $12.5 million final judgment stemming from its May 2009 trial verdict and corresponding damages award in its patent infringement lawsuit with Yahoo! Inc. Yahoo! Inc. appealed the verdict, and in April 2011, a three Judge panel of the United States Court of Appeals for the Federal Circuit reversed the District Court's judgment of infringement in a 2 to 1 decision. As a result of the reversal of the District Court's judgment, in September 2011, CIAC submitted a claim under a specific contingency insurance policy previously purchased and received $12.5 million in verdict insurance proceeds.

Cost of Revenues and Other Operating Income

	Three Months Ended September 30,		$	%	Nine Months Ended September 30,		$	%
	2012	2011	Change	Change	2012	2011	Change	Change
	(in thousands, except percentage change values)

Inventor royalties*	$5,032	$18,479	$(13,447)	(73)%	$22,199	$40,156	$(17,957)	(45)%
Contingent legal fees*	8,833	16,294	(7,461)	(46)%	19,188	38,700	(19,512)	(50)%
Other verdict insurance related costs	—	808	(808)	(100)%	—	808	(808)	(100)%
Total	$13,865	$35,581	$(21,716)		$41,387	$79,664	$(38,277)
_________________
* Includes inventor royalties and contingent legal fees associated with the verdict insurance policy and related proceeds received, as described below.

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
A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the interim periods presented, is as follows:

	Three Months Ended September 30,	% of Prior Period Balance	Nine Months Ended September 30,	% of Prior Period Balance
	2012 vs. 2011		2012 vs. 2011
	(in thousands, except percentage change values)
(Decrease) increase in inventor royalty rates	$(2,690)	(15)%	$3,624	9%
(Decrease) increase in total revenues	(8,797)	(47)%	5,500	14%
Decrease (increase) in revenues without inventor royalty obligations	640	3%	(24,481)	(61)%
Other*	(2,600)	(14)%	(2,600)	(6)%
Total change in inventor royalties expense	$(13,447)	(73)%	$(17,957)	(45)%
_________________
* Inventor royalties expense for the three and nine months ended September 30, 2012, included a credit of $2.6 million related to inventor royalties originally expensed in the second quarter of 2012, which based on certain events occurring in the third quarter of 2012, were no longer payable pursuant to the terms of the underlying agreement.

	Three Months Ended September 30,	% of Prior Period Balance	Nine Months Ended September 30,	% of Prior Period Balance
	2012 vs. 2011		2012 vs. 2011
	(in thousands, except percentage change values)
(Decrease) in contingent legal fee rates	$(232)	(1)%	$(678)	(2)%
(Decrease) increase in total revenues	(7,290)	(45)%	4,886	13%
Decrease (increase) in revenues without contingent legal fee obligations	61	—%	(23,720)	(61)%
Total change in contingent legal fees	$(7,461)	(46)%	$(19,512)	(50)%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Litigation and licensing expenses - patents	$5,973	$3,501	$14,622	$10,800
Amortization of patents	10,412	1,946	20,931	8,318
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

Litigation and licensing expenses-patents increased for the three and nine month periods presented due primarily to higher net levels of patent prosecution, litigation support, third-party technical consulting and professional expert expenses associated with our investment in new licensing and enforcement programs commenced since the end of the prior year period. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The increase for the periods presented was due primarily to amortization expense related to new patent portfolios acquired since September 30, 2011, totaling $6.1 million and $12.4 million, for the three and nine months ended September 30, 2012, respectively, comprised primarily of non-cash patent amortization expense related to the patents acquired in connection with our acquisition of ADAPTIX in the first quarter of 2012, totaling $3.8 million and $10.8 million, for the three and nine months ended September 30, 2012, respectively. The increase also reflects accelerated amortization totaling $3.0 million, related to the sale of a patent portfolio in the third quarter of 2012. The increase was partially offset by a decrease in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered from related net licensing proceeds during the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $152,000 and $534,000 for the three and nine months ended September 30, 2012, respectively, and $730,000 and $4.1 million for the three and nine months ended September 30, 2011, respectively.

Operating Expenses (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Marketing, general and administrative expenses	$5,629	$5,180	$20,173	$17,140
Non-cash stock compensation expense included in marketing, general and administrative expense	6,285	3,568	17,375	9,891
Total marketing, general and administrative expenses	$11,914	$8,748	$37,548	$27,031

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012 vs. 2011	2012 vs. 2011
	(in thousands)
Addition of business development, engineering and other personnel costs	$412	$1,648
(Decrease) increase in variable performance-based compensation costs	(269)	441
Corporate, general and administrative costs	306	944
Non-cash stock compensation expense	2,717	7,484
Total change in marketing, general and administrative expenses	$3,166	$10,517

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Benefit from (provision for) income taxes (in thousands)	$1,938	$(1,889)	$(16,303)	$(9,343)
Effective tax rate	23%	15%	25%	26%

Benefit from (Provision for) Income Taxes. Our estimated annual effective tax rate, excluding the impact of discrete items primarily related to the release of valuation allowance described below, was approximately 40% and 26% as of September 30, 2012 and 2011, respectively.

Tax expense for the three and nine months ended September 30, 2012 included the impact of the following:

•
Noncash tax expense calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards, totaling approximately $7.6 million for the nine months ended September 30, 2012, which was credited to additional paid-in capital, not taxes payable, and other state related taxes. For financial reporting purposes, tax expense is calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for those instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital, not taxes payable, as the expense does not reflect cash taxes payable. The deductions related to the exercise and vesting of equity-based incentive awards is available to offset taxable income on our consolidated tax returns.

•
Foreign withholding taxes, totaling $11.9 million for the nine months ended September 30, 2012, withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions. The tax provision for the three and nine months ended September 30, 2012 provides for the utilization of a substantial portion of the $11.9 million in foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

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

Tax expense for the three and nine months ended September 30, 2011 primarily relates to foreign taxes withheld totaling $7.6 million and other state taxes.

As of September 30, 2012, taxes paid or payable totaled approximately $12.3 million, primarily comprised of $11.9 million of foreign withholding taxes withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions, and other state related taxes payable.

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

Our management believes that our cash and cash equivalent balances, investments, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least November 2013 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2012.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $410.8 million at September 30, 2012, compared to $323.3 million at December 31, 2011.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2012	2011

Net cash provided by (used in):
Operating activities	$70,230	$44,139
Investing activities	(351,151)	(11,344)
Financing activities	230,339	175,353

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2012 increased to $170.7 million, from $139.5 million in the comparable 2011 period, primarily reflecting the net increase in revenues for the same periods, as discussed above.  Cash outflows from operations for the nine months ended September 30, 2012 decreased slightly to $93.0 million, as compared to $93.6 million in the comparable 2011 period, due to the net impact of the decrease in inventor royalties and contingent legal fees expense for the year-to-date periods presented, which was partially offset by the net increase in operating expenses and foreign withholding taxes, as discussed above, and the net impact of the timing of receipts from licensees, and payments to inventors, attorneys and other vendors for the same periods.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2012 included cash consideration paid in connection with the acquisition of ADAPTIX, totaling $150.0 million (net of cash acquired), and patent-related acquisition costs totaling $65.0 million, as compared to $2.8 million in patent-related acquisition costs in the comparable 2011 period. Purchases of short term investments totaled $305.0 million for the nine months ended September 30, 2012, as compared to $8.4 million in the comparable 2011 period. Sales and maturities of short term investments totaled $169.0 million for the nine months ended September 30, 2012, as compared to $60,000 in the comparable 2011 period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the nine months ended September 30, 2012 included net proceeds from the sale of our common stock totaling $219.0 million, proceeds from exercises of stock options totaling $274,000, $3.8 million in capital contributions from non-controlling interests, and $312,000 in distributions to noncontrolling interests. Net cash provided by financing activities during the nine months ended September 30, 2011 included net proceeds from the sale of our common stock totaling $175.2 million, proceeds from exercises of stock options totaling $411,000, $877,000 in capital contributions from non-controlling interests and $2.9 million in distributions to noncontrolling interests.

 Working Capital

Working capital at September 30, 2012 increased to $392.6 million, compared to $294.9 million at December 31, 2011. Consolidated accounts receivable from licensees increased to $16.6 million at September 30, 2012, compared to $2.9 million at December 31, 2011. Consolidated royalties and contingent legal fees payable decreased to $21.5 million at September 30, 2012, compared to $23.5 million at December 31, 2011.

The majority of accounts receivable from licensees at September 30, 2012 were collected or scheduled to be collected in the fourth quarter of 2012, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2012 or the first quarter of 2013, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2012.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of September 30, 2012 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$5,334	$187	$2,132	$1,874	$1,141
Scheduled patent acquisition related payments	8,500	8,000	250	250	—
Total contractual obligations	$13,834	$8,187	$2,382	$2,124	$1,141

As of September 30, 2012, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in our consolidated balance sheets included in this report.

Recent Accounting Pronouncements

Refer to Note 9 to the consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. In addition, we sometimes invest in marketable equity securities for strategic purposes related to our patent monetization-based businesses. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, U.S. government and non-government debt securities and certificates of deposit. However, to the extent that our marketable equity securities have strategic value, we typically do not attempt to reduce or eliminate market risk with respect to such securities through hedging activities.

At September 30, 2012, our investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), direct investments in highly liquid, AAA, U.S. government securities, and strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of September 30, 2012).

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2012) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 28, 2012, we issued 24,626 unregistered shares of our common stock to a new employee as an inducement grant in connection with his employment. Such shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, based in part upon the following: the issuance does not involve any public offering; we made no solicitation in connection with the transaction, other than communication with the employee; the employee made representations to us regarding his investment intent, experience and sophistication; the employee received or had access to adequate information about us in order to make an informed investment decision; and we reasonably believe that the employee is sophisticated within the meaning of Section 4(2) of the Act.

Item 5. OTHER INFORMATION

Subsequent to our third quarter 2012 earnings press release and 8-K filed with the SEC on October 18, 2012, the Company received revised third quarter expense estimates from third-parties and recorded additional third quarter 2012 accrued expenses, net of tax benefit, with the following impact on the preliminary net loss and loss per share previously announced (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Preliminary net loss, initially reported	$(6,402)	$49,847
Additional accrued expenses, net of tax benefit	(217)	(217)
Adjusted net loss, as reported on Form 10-Q	$(6,619)	$49,630

Preliminary diluted loss per share, as reported	$(0.13)	$1.04
Adjusted loss per share, as reported on Form 10-Q*	$(0.14)	$1.04
__________________
*Reflects $0.004 change in loss per share initially announced.

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.*
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

Date:     November 8, 2012

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