Form 10-K
period 2012-12-31
ACACIA RESEARCH CORP
filed 2013-02-28
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $1,808,241,000. This computation assumes that all executive officers, directors and persons known to the registrant to be the beneficial owners of more than ten percent of the registrant’s common stock are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of February 25, 2013, 49,205,557 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

In accordance with General Instruction G(3) to Form 10-K, portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K are incorporated by reference into Part III of this Annual Report on Form 10-K. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ACACIA RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

This Annual Report on Form 10-K, or the annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, without limitation, statements about our future business operations and results, our strategies and competition, and other forward-looking statements included in this annual report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning earnings, capital expenditures, litigation, competition, regulatory matters, stock price volatility, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of “Risk Factors” in Item 1A of Part I of this annual report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,225 license agreements executed to date, across 143 of our technology licensing programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 250 patent portfolios, which include U.S. patents and certain foreign counterparts covering technologies used in a wide variety of industries.

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

We are a leader in patent licensing and our operating subsidiaries have established a proven track record of licensing success with more than 1,225 license agreements executed to date.  To date, on a consolidated basis, we have generated revenues from 143 of our technology licensing and enforcement programs.  Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

Our partners include individual inventors and small technology companies who have limited resources and/or expertise to effectively address the unauthorized use of their patented technologies, and also include research laboratories, universities, and large technology companies seeking to effectively and efficiently monetize their portfolio of patented technologies. In a typical arrangement, our operating subsidiary will acquire a patent portfolio or acquire rights to a patent portfolio, and in exchange, the original patent portfolio owner receives (i) an upfront payment for the purchase of the patent portfolio or patent portfolio rights, or (ii) a percentage of our operating subsidiary’s net recoveries from the licensing and enforcement of the patent portfolio, or (iii) a combination of the two.

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

We execute patent licensing and intellectual property rights arrangements with users of our patented technologies through willing negotiations without the filing of patent infringement litigation, or through the negotiation of a patent license and intellectual property rights and settlement arrangements in connection with the filing of patent infringement litigation.

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

Patent Portfolio Evaluation.  The processes and procedures employed in connection with the evaluation of a specific patent portfolio for acquisition, licensing and enforcement are tailored and unique to each specific situation, and can vary widely based on the specific facts and circumstances of a specific patent portfolio, such as the related technology, related industry and certain other factors.  Some of the key components of our processes and procedures may include:

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

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 250 patent portfolios, with future patent expiration dates ranging from 2013 to approximately 2028, and covering technologies used in a wide variety of industries, a sample of which includes the following:

Advertising	Digital Media	Semiconductor/MEMS
Electronic Message Advertising	DMT®	Aligned Wafer Bonding
Internet Radio Advertising	Integrated Access	Chip-Stacking
Interstitial Internet Advertising	Interactive Content in a Cable Distribution System	Computer Architecture and Power Management
Online Ad Tracking	Television Data Display	Computer Memory Cache Coherency
Pop-up Internet Advertising	Television Signal Scrambling	Digital Signal Processing Architecture
	Video Encoding	Dynamic Manufacturing Modeling
Automotive		Dynamic Random Access Memory
Improved Anti-Trap Safety Technology for Vehicles	Energy/Lighting	Enhanced DRAM Architecture
Improved Lighting	Fluid Flow Control and Monitoring Technology	Flash Memory
User Programmable Engine Control	Lighting Ballast	High Performance Computer Architecture
Vehicle Anti-Theft Parking Systems	Lighting Control	Improved Memory Manufacturing
Vehicle Maintenance		MEMS
Vehicle Occupant Sensing	Internet/Ecommerce/Business Methods	Microprocessor Enhancement
	Authorized Spending Accounts	Microprocessor Memory Management
Communications	Automated Communications	Power Management Within Integrated Circuits
Audio Communications Fraud Detection	Automated Notification of Tax Return Status
Broadcast Data Retrieval	Automated Tax Reporting	Software
Messaging	Consumer Rewards	Automatic Image Labeling
Optical Switching	Digital Newspaper Delivery	Business Process Modeling (BPM)
Peer to Peer Communications	Distributed Data Management and Synchronization	Compiler
Virtual Server	Document Retrieval Using Global Word Co-Occurrence Patterns	Computer Simulations
	Electronic Securities Trading	Document Generation
Computers/Peripherals/Printers	Energy Trading	Facilities Operation Management System
Camera Support	Enhanced Internet Navigation	File Systems and Development Environments
Color Correction for Video Graphics Systems	Greeting Card	Gemstone Grading
Computer Storage Restoration	Information Portal Software	Manufacturing Data Transfer
Disk Array Systems	Item Identification	Network Monitoring
Embedded Broadcast Data	Online Auction Guarantees	Product Activation
High Quality Image Processing	Online Promotion	Resource Scheduling
High Resolution Optics	Portable Credit Card Processing	Software Activation
Improved Commercial Print	Portable Storage Devices with Links	Software Installation
	Videoconferencing	Software License Management

Improved Printing	Website Crawling	Spreadsheet Automation
Laptop Connectivity		Targeted Content Delivery
Line Screen Printing	Mechanical	Text Auto-Completion
Network Remote Access	Impact Instrument	Virtual Computer Workspaces
Parallel Processing with Shared Memory
Pointing Device	Medical	Wireless
Remote Management of Imaging Devices	Biosensor	Child-Friendly Secure Mobile Phones
	Catheter Insertion	GPS
Consumer Electronics	Hearing Aid ECS	Location Based Services
Audio Storage and Retrieval System	Heated Surgical Blades	Mobile Computer Synchronization
Compact Disk	Intraluminal Device	Mobile Computing
Computer Graphics	Laparoscopic Surgery	Radio Communication with Graphics
Continuous TV Viewer Measuring	Medical Image Manipulation	Telematics
Digital Video Enhancement	Medical Image Stabilization	Wireless Data
Digital Video Production	Medical Monitoring	Wireless Digital Messaging
Image Resolution Enhancement	Picture Archiving & Communication Systems	Wireless LAN
Micromirror Digital Display	Purifying Nucleic Acids	Wireless Multimedia
Optical Recording	Shape Memory Alloys
Projector	Surgical Catheter
Workspace with Moving Viewpoint	Wireless Monitoring

Database	Security
Database Access	Copy Protection
Database Management	Credit Card Fraud Protection
Database Retrieval	Encrypted Media & Playback Devices
Electronic Address List Management	Enterprise Content Management
File Locking in Shared Storage Networks	Physical Access Control
Information Storage, Searching and Retrieval
Multi-Dimensional Database Compression
Records Management
Relational Database Access
Rule Based Monitoring
Storage Area Network
Storage Technology

Revenues for the periods presented include revenues generated from several of the portfolios summarized above and other technology patent portfolios owned or controlled by us. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations- Overview" for a summary of patent portfolios generating revenues for the applicable periods presented.

Patent Enforcement Litigation

Our operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights.  Certain of our operating subsidiaries are parties to ongoing patent enforcement related litigation, alleging infringement by third parties of certain of the patented technologies owned or controlled by our operating subsidiaries.

Competition

We expect to encounter increased competition in the area of patent acquisitions and enforcement.  This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.  Entities including Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc.,

Vringo Inc. and Pendrell Corporation compete in acquiring rights to patents, and we expect more entities to enter the market.

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

Employees

As of December 31, 2012, on a consolidated basis, we had 55 full-time employees.  Neither we nor any of our subsidiaries are a party to any collective bargaining agreement.  We consider our employee relations to be good.

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

Despite reporting net income of $59.5 million, $21.1 million and $34.1 million for the years ended December 31, 2012, 2011 and 2010, respectively, on a cumulative basis, we have sustained substantial losses since our inception.  As of December 31, 2012, our accumulated deficit was $5.6 million.  As of December 31, 2012, we had approximately $311.3 million in cash, cash equivalents and investments on hand, and working capital of $302.6 million.  We expect to continue incurring significant legal, marketing and general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future.  However, we believe our current cash, cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our consolidated cash, cash equivalents and investments on hand totaled $311.3 million and $323.3 million at December 31, 2012 and 2011, respectively.  To date, we have relied primarily upon net cash flows from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations.

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

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources and systems. Further, as our subsidiary companies’ businesses grow, we will be required to continue to manage multiple relationships. Any further growth by us or our subsidiary companies, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

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
Our future growth depends, in part, on our ability to acquire patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we have engaged in acquisitions to expand our patent portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including the following:

•	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

•	difficulty integrating the operations, technology and personnel of the acquired entity;

•	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

•	our inability to retain key personnel from the acquired company, if necessary;

•	difficulty in maintaining controls, procedures and policies during the transition and integration process;

•	diversion of our management’s attention from other business concerns; and

•	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and patent portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.
Our revenues are unpredictable, and this may harm our financial condition.

From January 2005 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 250 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  These acquisitions continue to expand and diversify our revenue generating opportunities. We believe that our cash, cash equivalents and investment balances, anticipated cash flow from operations, proceeds from our 2012 private placement offering of our common stock (refer to “Liquidity and Capital Resources” below) and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2014 and for the foreseeable future.  However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our operating subsidiaries depend upon relationships with others to provide technology-based opportunities that can develop into profitable royalty-bearing licenses, and if they are unable to maintain and generate new relationships, then they may not be able to sustain existing levels of revenue or increase revenue.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and acquisition of new patents and inventions through our relationships with inventors, universities, research institutions, technology companies and others.  If our operating subsidiaries are unable to maintain those relationships and to continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and growth.

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

Our operating subsidiaries acquire patents with enforcement opportunities and are spending a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, or USPTO, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which will take effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice (“DOJ”) has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate.  It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

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

We expect to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Entities including Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc. and Pendrell Corporation compete in acquiring rights to patents, and we expect more entities to enter the market. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

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

Our revenue-generating opportunities depend on the use of our patented technologies by existing and prospective licensees, the overall demand for the products and services of our licensees, and on the overall economic and financial health of our licensees. Although economic conditions appear to be improving, recent uncertainties in global economic conditions have resulted in a tightening of the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. If economic conditions do not continue to improve, or if they further deteriorate, many of our licensees’ customers, which may rely on credit financing, may delay or reduce their purchases of our licensees’ products and services.  In addition, the use or adoption of our patented technologies is often based on current and forecasted demand for our licensees’ products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources.  If negative conditions in the global credit markets delay or prevent our licensees’ and their customers’ access to credit, overall consumer spending on the products and services of our licensees may decrease and the adoption or use of our patented technologies may slow, respectively.  Further, if the markets in which our licensees’ participate do not continue to improve, or deteriorate further, this could negatively impact our licensees’ long-term sales and revenue generation, margins and operating expenses, which could in turn have an adverse effect on our business, results of operations and financial condition.

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

Even if the distribution of the common stock of CombiMatrix upon completion of the Split-Off Transaction qualifies under Section 368 and 355 of the Code, such distribution will be taxable to us if Section 355(e) of the Code applies to the distribution. Section 355(e) will apply to the distribution if 50% or more of our common stock or of CombiMatrix’s common stock, by vote or value, is acquired by one or more persons, other than the holders of Acacia Research-CombiMatrix common stock who received the common stock of CombiMatrix in the redemption, acting pursuant to a plan or a series of related transactions that includes the redemption. Any shares of our common stock, of the Acacia Research-CombiMatrix common stock or of the common stock of CombiMatrix acquired directly or indirectly within two years before or after the redemption generally are presumed to be part of such a plan unless we can rebut that presumption. To prevent applicability of Section 355(e) or to otherwise prevent the distribution from failing to qualify under Section 355 of the Code, CombiMatrix has agreed that, until two years after the redemption, it will not take any of the following actions unless, prior to taking such action, it has obtained, and provided to us, a written opinion of tax counsel or a ruling from the IRS to the effect that such action will not cause the redemption to be taxable to us, which we refer to in this report collectively as Disqualifying Actions:

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

      For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $1,253.07 - $1,559.13 during the 52-weeks ended December 31, 2012 and the NASDAQ Composite Index (IXIC) had a range of $2,627.23 - $3,196.93 over the same period.  Over the same period, our common stock fluctuated within a range of $19.86 - $44.98.

The financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions, which began in late 2007 and has continued throughout 2012, have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. As noted above, our stock price, like many others, has fluctuated significantly in recent periods and if investors have concerns that our business, operating results and financial condition will be negatively impacted by global economic conditions, our stock price could continue to fluctuate significantly in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive, corporate and administrative offices are located in Newport Beach, California, where we lease approximately 17,981 square feet of office space, under a lease agreement that expires in June 2016.  Our primary operating subsidiary, Acacia Research Group, LLC, and its subsidiaries, are headquartered in Plano, Texas, where we lease approximately 12,137 square feet of office space, under a lease agreement that expires in June 2020. Certain of our operating subsidiaries also maintain additional leased office space in Atlanta, Georgia and Alexandria, Virginia.  We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

General

Our common stock trades on The NASDAQ Global Select Market under the symbol “ACTG.”  Prior to December 16, 2002, our only class of common stock traded on the NASDAQ National Market System under the symbol “ACRI.”

Price Range of Common Stock

The high and low sales prices for our common stock as reported by The NASDAQ Global Select Market for the periods indicated are shown in the table below. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$27.80	$40.32	$44.98	$43.82	$43.83	$47.24	$41.89	$36.44
Low	$19.86	$23.24	$32.44	$34.75	$28.32	$32.39	$31.35	$22.12

Holders of Common Stock

On February 25, 2013, there were approximately 115 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 16, 2012, we announced that our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. Under the stock repurchase program, effective November 16, 2012, we are authorized to purchase in the aggregate up to $100 million of our common stock through the period ending May 15, 2013. Repurchases may be made from time to time by us in the open market or in block purchases in compliance with applicable SEC rules. The following are our monthly stock repurchases for the fourth quarter of fiscal year 2012, all of which were purchased as part of publicly announced plans or programs:

	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

November 16, 2012 - November 30, 2012	256,262	$21.58	256,262	$94,470,000
December 1, 2012 - December 31, 2012	873,146	$24.26	873,146	$73,268,000
	1,129,408		1,129,408

The repurchases were made using existing cash resources and occurred in the open market.

Stock Price Performance Graph

The following stock price performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The Stock Performance Graph depicted below compares the yearly change in our cumulative total stockholder return for the last five fiscal years with the cumulative total return of The NASDAQ Stock Market (U.S.) Composite Index and the NASDAQ-100 Technology Sector Index.

	2008	2009	2010	2011	2012

Acacia Research Corporation common stock	$34	$101	$289	$407	$286
Nasdaq Composite Index (IXIC)	$59	$86	$100	$98	$114
NASDAQ-100 Technology Sector Index (NDXT)	$55	$98	$120	$113	$121

The graph covers the period from December 31, 2007 to December 31, 2012.  Cumulative total returns are calculated assuming that $100 was invested on December 31, 2007, in our common stock, in the NASDAQ Composite Index, and in the NASDAQ-100 Technology Sector Index, and that all dividends, if any, were reinvested.  Stockholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

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

 ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2012 and 2011 and the consolidated selected statements of income data for the years ended December 31, 2012, 2011 and 2010 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto).  The consolidated selected balance sheet data as of December 31, 2009, 2008 and 2007 and the consolidated selected statements of income (loss) data for the years ended December 31, 2008 and 2007 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2012	2011	2010	2009	2008

Revenues and other operating income(1)	$250,727	$184,707	$131,829	$67,340	$48,227
Inventor royalties and contingent legal fees expense - patents(1)	50,679	91,669	45,198	31,618	27,424
Litigation and licensing expenses - patents	21,591	13,005	13,891	14,055	6,900
Amortization of patents	39,019	9,745	6,931	4,634	6,043
Marketing, general and administrative expenses (including non-cash stock compensation expense)	54,083	35,693	25,067	21,070	21,130
Research, consulting and other expenses - business development	4,943	4,338	2,121	1,689	933
Operating income (loss)	80,412	30,257	38,621	(5,726)	(14,203)
Interest and investment income	937	96	135	302	570
Income (loss) from continuing operations before provision for income taxes	81,349	30,353	38,756	(5,424)	(13,633)
Provision for income taxes	(22,060)	(8,708)	(1,740)	(209)	(124)
Net income (loss) from continuing operations including noncontrolling interests in operating subsidiaries	59,289	21,645	37,016	(5,633)	(13,757)
Net loss (income) attributable to noncontrolling interests in operating subsidiaries	164	(539)	(2,965)	(5,657)	—
Net income (loss) attributable to Acacia Research Corporation	59,453	21,106	34,051	(11,290)	(13,757)
Net income (loss) per common share attributable to Acacia Research Corporation:
Basic earnings per share	$1.26	$0.53	$1.05	$(0.38)	$(0.47)
Diluted earnings per share	$1.24	$0.51	$0.97	$(0.38)	$(0.47)
Weighted average number of shares outstanding, basic	47,251,061	39,743,433	32,306.322	29,914,801	29,423,998
Weighted average number of shares outstanding, diluted	48,060,647	41,258,297	35,081.611	29,914,801	29,423,998

Consolidated Balance Sheet Data (In thousands)

	At December 31,
	2012	2011	2010	2009	2008

Total assets	$668,717	$352,877	$134,784	$78,256	$73,074
Total liabilities	$50,239	$30,765	$20,931	$22,287	$14,527
Noncontrolling interests in operating subsidiaries	$6,976	$2,163	$2,982	$2,507	$—
Acacia Research Corporation Stockholders’ equity	$611,502	$319,949	$110,871	$53,462	$58,547
 __________________________________
(1) Includes verdict insurance proceeds and related costs as described under “Consolidated Results of Operations” below.

Factors Affecting Comparability:

•
Net income attributable to noncontrolling interests in operating subsidiaries, or net income attributable to noncontrolling interests, represents the portion of net income or loss from the licensing and enforcement activities of our majority-owned operating subsidiaries that are distributable to the operating subsidiary’s noncontrolling interest holders pursuant to the underlying operating agreements.

•
The increase in provision for income taxes in fiscal years 2012 and 2011 reflects the impact of foreign withholding taxes, totaling $11.9 million and $7.6 million, respectively, withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions during the applicable periods.

•
In fiscal years 2012, 2011 and 2010, amortization of patents included the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered, pursuant to the provisions of the underlying inventor agreements, totaling $10.6 million, $3.1 million and $1.2 million, respectively.

•
Marketing, general and administrative expenses included non-cash stock compensation expense totaling $25.7 million, $13.6 million, $7.1 million, $7.1 million and $7.4 million in 2012, 2011, 2010, 2009 and 2008, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including the risks we discuss in Item 1A, “Risk Factors,” and elsewhere herein.

General

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,225 license agreements executed to date, across 143 of our technology licensing and enforcement programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 250 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Acquisition. In January 2012, we acquired ADAPTIX, Inc., or ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, for $150 million, net of cash acquired, as described below and at Note 8 to the consolidated financial statements elsewhere herein. With patents filed as early as 2000, ADAPTIX’s research and development efforts have resulted in one of the most significant intellectual property portfolios focused on 4G technologies. With its rapidly growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX’s innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

Operating activities during the periods presented included the following:

	2012	2011	2010

Revenues and other operating income (in thousands)	$250,727	$184,707	$131,829
New agreements executed	138	125	221
Licensing and enforcement programs generating revenues - during the respective period	68	56	58
Licensing and enforcement programs with initial revenues	31	21	31
New patent portfolios	55	40	36
Cumulative number of licensing and enforcement programs generating revenues - inception to date	143	112	91

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

As of Date:	Trailing Twelve -Month Revenues	% Change

December 31, 2012	$250,727	22%
September 30, 2012	205,258	(12)%
June 30, 2012	233,355	5%
March 31, 2012	222,617	21%
December 31, 2011	184,707	40%
December 31, 2010	131,829	—

Our revenues historically have fluctuated period to period, and can vary significantly, based on a number of factors including the following:

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

Revenues in fiscal year 2012 included fees from the following licensing and enforcement programs:

•	4G Wireless technology(1)	•	Messaging technology
•	Application Authentication technology(1)	•	Minimally Invasive Surgery technology(1)(2)
•	Audio Communications Fraud Detection technology	•	Mobile Computer Synchronization technology
•	Automotive Safety, Navigation and Diagnostics technology(1)	•	Network Monitoring technology
•	Bone Graft Harvesting technology(1)(2)	•	NOR Flash technology
•	Bone Spacer Devices technology(1)(2)	•	Online Ad Tracking technology
•	Bone Wedge technology(1)(2)	•	Online Auction Guarantee technology
•	Camera Support technology	•	Online Gaming technology(1)
•	Consumer Rewards technology(1)	•	Optical Networking technology
•	Data Compression technology	•	Optical Recording technology
•	DDR SDRAM technology	•	Optical Switching technology
•	Digital Signal Processing Architecture technology	•	Pop-up Internet Advertising technology
•	Disk Array Systems & Storage Area Network technology	•	Power Management Within Integrated Circuits technology
•	DMT® technology	•	Power-over-Ethernet technology
•	Document Assembly Technology for Printers(1)	•	Radiation Therapy technology(1)(2)
•	Document Generation technology	•	Rule Based Monitoring technology

•	Domain Name Redirection technology(1)	•	Semiconductor Memory and Process Patents(1)
•	Dynamic Random Access Memory technology(1)	•	Shape Memory Alloys technology(2)
•	Enhanced Mobile Communications technology(1)	•	Software Activation technology(1)
•	Facilities Operation Management System technology	•	Storage technology
•	Hearing Aid technology(1)(2)	•	Surgical Access technology(1)(2)
•	Impact Instrument technology	•	Suture Anchors technology(1)(2)
•	Improved Anti-Trap Safety Technology for Vehicles(1)	•	Targeted Content Delivery & Network File Transfer technology
•	Improved Lighting technology	•	Telematics technology
•	Improved Memory Manufacturing technology(1)	•	Unicondylar Knee Replacement technology(1)(2)
•	Information Portal Software technology	•	User Programmable Engine Control technology
•	Information Storage, Searching and Retrieval technology(1)	•	Video Analytics for Security technology(1)
•	Integrated Access technology(1)	•	Video Delivery and Processing technology(1)
•	Intraluminal Device technology(1)(2)	•	Video Encoding technology
•	Lighting Ballast technology	•	Videoconferencing technology(1)
•	Location Based Services technology	•	Visual Data Evaluation technology
•	Medical Image Manipulation technology(1)(2)	•	Voice-Over-IP Technology(1)
•	Medical Monitoring technology(2)	•	Website Crawling technology
•	MEMS technology	•	Wireless Monitoring technology(1)(2)

Revenues in fiscal year 2011 included fees from the following licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Magnetic Storage technology(1)
•	Biosensor technology(1)(2)	•	Manufacturing Data Transfer technology
•	Camera Support technology	•	MEMS technology(1)
•	Catheter Insertion technology(1)(2)	•	Messaging technology(1)
•	Computer Architecture and Power Management technology(1)	•	Microprocessor Enhancement technology
•	Computer Graphics technology	•	Mobile Computer Synchronization technology
•	Data Compression technology(1)	•	Network Monitoring technology
•	Database Retrieval technology(1)	•	Network Remote Access technology
•	DDR SDRAM technology(1)	•	NOR Flash technology(1)
•	Digital Signal Processing Architecture technology	•	Online Auction Guarantee technology
•	Digital Video Enhancement technology	•	Optical Recording technology(1)
•	Disk Array Systems & Storage Area Network technology	•	Optical Switching technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology(2)	•	Power Management Within Integrated Circuits technology(1)
•	DRAM Memory architecture technology		Power-over-Ethernet technology(1)
•	Electronic Message Advertising technology	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology	•	Semiconductor Manufacture technology(1)
•	High Performance Computer Architecture technology	•	Shape Memory Alloys technology(1)(2)
•	Image Resolution Enhancement technology	•	Short Messaging in Cellular Telephony technology
•	Impact Instrument technology(1)	•	Software Installation technology

•	Improved Commercial Print technology	•	Storage technology
•	Improved Lighting technology	•	Targeted Content Delivery technology(1)
•	Interactive Content in a Cable Distribution System technology(1)	•	Telematics technology
•	Interactive Mapping technology	•	User Programmable Engine Control technology(1)
•	Item Identification technology	•	Video Encoding technology(1)
•	Lighting Ballast technology	•	Virtual Server technology
•	Lighting Control technology(1)	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Website Crawling technology

Revenues in fiscal year 2010 included fees from the following licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Location Based Services technology
•	Authorized Spending Accounts technology	•	Manufacturing Data Transfer technology(1)
•	Automatic Image Labeling technology(1)	•	Medical Image Stabilization technology
•	Business Process Modeling (BPM) technology(1)	•	Medical Monitoring technology(1)
•	Camera Support technology(1)	•	Microprocessor Enhancement technology(1)
•	Child-friendly Secure Mobile Phones technology	•	Mobile Computer Synchronization technology(1)
•	Compiler technology(1)	•	Multi-Dimensional Database Compression technology
•	Computer Graphics technology(1)	•	Network Monitoring technology(1)
•	Credit Card Fraud Protection technology	•	Network Remote Access technology(1)
•	Database Access technology	•	Online Ad Tracking technology(1)
•	Database Management technology	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology(1)	•	Online Newsletters with Links technology(1)
•	Digital Video Enhancement technology(1)	•	Online Promotion technology
•	Disk Array Systems & Storage Area Network technology(1)	•	Optical Switching technology(1)
•	DMT® technology	•	Picture Archiving & Communications System technology
•	Document Generation technology	•	Pop-up Internet Advertising technology
•	DRAM Memory Architecture technology(1)	•	Projector technology
•	Encrypted Media & Playback Devices technology	•	Records Management technology(1)
•	Facilities Operation Management System technology(1)	•	Rule Based Monitoring technology
•	File Locking In Shared Storage Networks technology	•	Short Messaging in Cellular Telephony technology(1)
•	High Performance Computer Architecture technology	•	Software Installation technology(1)
•	Image Resolution Enhancement technology	•	Storage technology
•	Improved Commercial Print technology(1)	•	Telematics technology
•	Improved Lighting technology(1)	•	Vehicle Occupant Sensing technology(1)
•	Information Portal Software technology(1)	•	Virtual Computer Workspace technology
•	Interactive Mapping technology(1)	•	Virtual Server technology
•	Internet Radio Advertising technology	•	Visual Data Evaluation technology(1)
•	Item Identification technology(1)	•	Website Crawling technology(1)
•	Lighting Ballast technology	•	Wireless Multimedia technology(1)
__________________________________________

(1)	Initial revenues recognized during the applicable period.
(2)	Revenues were generated from our patent portfolios in the medical technology industry sector.

Summary of Results of Operations - For Fiscal Years 2012, 2011 and 2010
(In thousands, except percentage change values)

	Fiscal Year			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Revenues	$250,727	$172,256	$131,829	46%	31%
Verdict insurance proceeds	—	12,451	—	(100)%	100%
Total revenues and other operating income	250,727	184,707	131,829	36%	40%

Operating costs and expenses**	170,315	154,450	93,208	10%	66%
Operating income	80,412	30,257	38,621	166%	(22)%
Provision for income taxes	(22,060)	(8,708)	(1,740)	153%	*
Net loss (income) attributable to noncontrolling interests***	164	(539)	(2,965)	(130)%	(82)%
Net income attributable to Acacia Research Corporation	59,453	21,106	34,051	182%	(38)%

* Percentage change in excess of 300%
** Includes non-cash stock compensation charges of $25.7 million, $13.6 million and $7.1 million in fiscal years 2012, 2011 and 2010, respectively, included in Marketing, General and Administrative expense in the statements of income. Includes non-cash patent amortization expenses of $39.0 million, $9.7 million and $6.9 million in fiscal years 2012, 2011 and 2010, respectively.
***Refer to Note 1 to the notes to consolidated financial statements included elsewhere in this annual report for additional information.

Overview - Fiscal year 2012 compared with Fiscal Year 2011

•
Revenues and other operating income increased $66.0 million, or 36%, due primarily to an increase in the average revenue per executed agreement and an increase in the total number of agreements executed in fiscal year 2012.

•
In fiscal year 2012, $41.2 million, or 16.5%, of revenues were generated from our patent portfolios in the medical technology industry sector, as compared to $8.6 million, or 4.7%, in fiscal year 2011.

•	Other operating income in fiscal year 2011 includes verdict insurance proceeds totaling $12.5 million, as described below under “Consolidated Results of Operations.”

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests, contingent legal fees, and applicable verdict insurance proceeds related costs, on a combined basis, decreased $41.0 million, or 45%, as compared to the 36% increase in related revenues and other operating income for the same periods, due primarily to a greater percentage of revenues generated in fiscal year 2012 having no inventor royalty or contingent legal fee arrangement obligations, and lower average inventor royalty and contingent legal fee rates for the portfolios generating revenues in fiscal year 2012.

◦
Litigation and licensing expenses-patents increased $8.6 million, or 66%, to $21.6 million, due primarily to higher net levels of patent prosecution, litigation support, third-party technical consulting and professional expert expenses associated with our investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of fiscal year 2011.

◦
Marketing, general and administrative expenses increased $18.4 million, or 52%, to $54.1 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed and an increase in restricted shares vesting in 2012, a net increase in licensing, business development, and engineering personnel since the end of fiscal year 2011, an increase in variable performance-based compensation costs and a net increase in corporate general and administrative costs.

◦
Patent amortization increased $29.3 million, or 300%, to $39.0 million, due primarily to amortization expense related to new patent portfolios acquired in fiscal year 2012 and a net increase in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered during fiscal year 2012.

◦
Our effective tax rate remained relatively flat at 27% and 29% for fiscal year 2012 and 2011, respectively. Tax expense for fiscal year 2012 and 2011primarly reflects foreign withholding taxes withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions, totaling $11.9 million and $7.6 million, respectively, and noncash tax expense resulting from the calculation of tax expense without the excess tax benefit related to the exercise and vesting of equity-based incentive awards for financial statement purposes.

Overview - Fiscal year 2011 compared with Fiscal Year 2010

•
Revenues and other operating income increased $52.9 million, or 40%, due primarily to an increase in the average revenue per executed agreement, which was partially offset by a decrease in the total number of agreements executed in fiscal year 2011.

•	Other operating income includes verdict insurance proceeds totaling $12.5 million received during fiscal year 2011, as described below under “Consolidated Results of Operations.”

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests, contingent legal fees, and applicable verdict insurance proceeds related costs, on a combined basis, increased $43.3 million, or 89%, primarily reflecting the increase in related revenues and other operating income for fiscal year 2011. The increase was greater than the percentage increase in related revenues and other operating income due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with a higher percentage of the portfolios generating revenues in fiscal year 2010.

◦	Verdict insurance proceeds related costs for fiscal year 2011 totaled $7.7 million, as described below under “Consolidated Results of Operations”.

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

◦
The increase in provision for income taxes primarily reflects the impact of foreign withholding taxes withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions, totaling $7.6 million in fiscal year 2011.

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

In fiscal years 2012, 2011 and 2010, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions.  In fiscal year 2012, including the acquisition of ADAPTIX, we acquired a total of 55 new patent portfolios with applications over a wide range of technology areas, as compared to 40 new patent portfolios, and 36 new patent portfolios in fiscal years 2011 and 2010, respectively. Patent portfolio acquisition costs in fiscal year 2012 totaled $328.3 million (including the acquisition of ADAPTIX), as compared to $14.7 million and $8.2 million in fiscal years 2011 and 2010, respectively.

Patent portfolio acquisitions in fiscal years 2012, 2011 and 2010 were comprised of the following:

	Number of Patent Portfolios
	2012	%	2011	%	2010	%

Partnering - revenue share with upfront cash advance and preferred returns	25	45%	7	18%	14	39%
Partnering - revenue share with no upfront cash advance	19	35%	20	50%	21	58%
Outright purchase	10	18%	13	32%	1	3%
Acquisition of ADAPTIX, Inc.	1	2%	—	—%	—	—%
	55	100%	40	100%	36	100%

In general, the majority of acquisition costs incurred for patent portfolios with future inventor royalty obligations are subject to contractual provisions providing for higher percentage returns to our operating subsidiaries early in the licensing and enforcement program until such initial upfront acquisition costs are fully recovered.

The higher level of acquisition costs incurred in the periods presented in part, reflects our continued identification of opportunities to partner with patent owners, including individual inventors, small technology companies, research laboratories, universities, and major technology companies and exchange upfront and / or advanced royalty payments to patent owners, for no or a reduced future inventor royalty percentages, resulting in the potential for higher returns on our investments in connection with future licensing and enforcement activities.

In addition to trailing twelve-month revenues as discussed above, we also measure and assess the performance and growth of the patent licensing and enforcement business conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of December 31, 2012, 2011 and 2010, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 250, 200, and 171 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts covering technologies used in a wide variety of industries.

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

Acquisitions in fiscal year 2012 included the acquisition of, or the acquisition of rights to, 55 patent portfolios covering a variety of applications and technology industry areas, including the following:

•	In January 2012, we acquired patents relating to catheter ablation technology.

•	In January 2012, we acquired patents relating to online user registration technology.

•	In January 2012, we acquired rights to patents relating to optical networking technology.

•	In February 2012, we acquired over 300 patents from Automotive Technologies International relating to numerous automotive safety, navigation and diagnostics technologies.

•	In April 2012, we entered into a patent licensing alliance with TeleCommunication Systems, Inc. (TCS) to become the exclusive licensor of TCS' inter-carrier messaging (ICM) patent portfolio.

•	In May 2012, we acquired patents, originally issued to Polaroid, covering digital imaging and related technologies.

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

•	In December 2012, acquired patents for Micro-Location Technology.

•
In December 2012, acquired patents for Wireless Infrastructure and User Equipment Technology from Nokia Siemens Networks relating to second (2G), third (3G) and fourth (4G) generation wireless technologies.

•	In December 2012, acquired rights to patents in the orthopedic technology sector.

•
In December 2012, TeleCommunication Systems, Inc. (“TCS”) and a subsidiary of Acacia entered into a patent licensing alliance, whereby the Acacia subsidiary has acquired the rights to a portion of TCS' wireless data synchronization & data transfer patent portfolio.

•	In December 2012, acquired patents covering broadband communications technologies such as digital subscriber line (DSL) modems and voice-over-internet-protocol (VoIP) phones.
As of December 31, 2012, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

We believe that, of the significant accounting policies discussed in Note 2 to our notes to consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;

•	stock-based compensation expense;

•	valuation of long-lived and intangible assets;

•	impairment of marketable securities; and

•	accounting for business combinations - acquisition method of accounting.

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

We make estimates and judgments when determining whether the collectibility of fees receivable from licensees is reasonably assured. We assess the collectibility of fees receivable based on a number of factors, including past transaction history and the credit-worthiness of licensees.  If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectibility may have been an issue. Management’s estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues.  Our assumptions and judgments regarding future collectibility could differ from actual events and thus materially impact our financial position and results of operations.

In general, our revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

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

During the years ended December 31, 2012 and 2011 and 2010, we entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries. Depending on the magnitude of specific revenue arrangements, if different judgments are made regarding revenues subject to inventor royalties and contingent legal fees in any specific period, our periodic financial results may be materially affected.

Stock-based Compensation Expense

Stock-based compensation payments to employees and non-employee directors are recognized as expense in the statements of income. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for nonvested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods.

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

If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based on a valuation model, which considers the estimated future undiscounted cash flows resulting from the use of the asset, and a discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists. The estimated fair value is compared to the long-lived asset’s carrying value to determine whether impairment exists.

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

At December 31, 2012 and 2011, our investments were comprised of money market funds (included in cash and cash equivalents in the accompanying consolidated balance sheets), strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of December 31, 2012), and certain auction rate securities (included in noncurrent investments in the accompanying consolidated balance sheet for 2011 only). All outstanding auction rate securities as of December 31, 2011, were sold during the year ended December 31, 2012. Investments in marketable equity securities are classified as available-for-sale and are reported at fair value, and included in Level 1 of the valuation hierarchy described above. Investments in auction rate securities are classified as available-for-sale, and are reported at fair value, and included in Level 3 of the valuation hierarchy described above.  The fair values of auction rate securities included in Level 3 of the hierarchy of valuation techniques are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis.  These analyses consider, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved. Observable market data for instruments with similar characteristics to our auction rate securities is also considered when possible.

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

We review impairments associated with our investments to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of income.  An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment’s carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Refer to Note 7 to our notes to consolidated financial statements included elsewhere herein for information regarding other-than-temporary charges and related recoveries recorded in the consolidated statements of income for the periods presented.

Accounting for Business Combinations - Acquisition Method of Accounting

Acquisitions are accounted for in accordance with the acquisition method of accounting under Financial Accounting Standards Board, or FASB, ASC Topic 805, “Business Combinations,” or Topic 805. Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents. Acquisition accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition.

We assess fair value for financial statement purposes using a variety of methods, including the use of present value models and may also reference independent analyses. Amounts recorded as intangible assets, including patents and patent rights, are based on assumptions and estimates, as of the date of acquisition, regarding the amount and timing of projected revenues and costs associated with the licensing and enforcement of patents and patent rights acquired, appropriate risk-adjusted discount rates, rates of technology adoption, market penetration, technological obsolescence, product launch timing, the impact of competition or lack of competition in the market place, tax implications and other factors. Also, upon acquisition, based on several of the estimates and assumptions previously described, we determine the estimated economic useful lives of the acquired intangible assets for amortization purposes.

Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date, solely for purposes of allocating the purchase price to the assets acquired and liabilities assumed. Fair value measurements can be highly subjective, and it is possible that other professionals for other purposes, applying reasonable judgment and criteria to the same facts and circumstances, could develop and support a range of alternative estimated amounts. Actual results may vary from projected results.

Consolidated Results of Operations
Comparison of the Results of Operations for Fiscal Years 2012, 2011 and 2010

Revenues and Other Operating Income

				2012 vs. 2011		2011 vs. 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)

Revenues	$250,727	$172,256	$131,829	$78,471	46%	$40,427	31%
Verdict insurance proceeds	—	12,451	—	(12,451)	(100)%	12,451	100%
	$250,727	$184,707	$131,829	$66,020	36%	$52,878	40%

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

	2012	2011	2010

New revenue agreements executed	138	125	221
Licensing and enforcement programs with initial revenues	31	21	31
Average revenue per agreement (in thousands)	$1,817	$1,378	$597

A summary of the main drivers of the change in revenues for the periods presented is as follows:

	2012 vs. 2011	2011 vs. 2010
	(in thousands)
Increase (decrease) in number of agreements executed	$23,619	$(132,293)
Increase in average revenue per agreement executed	54,852	172,720
Total	$78,471	$40,427

Four licensees individually accounted for 21%, 14%, 10%, and 10% respectively, of revenues recognized in fiscal year 2012, three licensees individually accounted for 26%, 17% and 15%, respectively, of revenues recognized in fiscal year 2011, and two licensees individually accounted for 35% and 19%, respectively, of revenues recognized in fiscal year 2010.

On a consolidated basis, as of December 31, 2012, 143 of our licensing programs had begun generating licensing revenues, up from 112 as of December 31, 2011 and 91 as of December 31, 2010.

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

Cost of Revenues and Other Operating Income, and Net Income Attributable to Noncontrolling Interests

				2012 vs 2011		2011 vs 2010
	2012	2011	2010	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)

Inventor royalties**	$26,028	$46,614	$25,292	$(20,586)	(44)%	$21,322	84%
Contingent legal fees**	24,651	44,247	19,906	(19,596)	(44)%	24,341	122%
Other verdict insurance related costs	—	808	—	(808)	(100)%	808	100%
Net income attributable to noncontrolling interests*	—	—	(3,191)	—	—%	3,191	(100)%
* Refer to Note 2 to the notes to consolidated financial statements included in this report for additional information.
**Includes inventor royalties and contingent legal fees (fiscal year 2011 only) associated with the verdict insurance policy and related proceeds received, as described below.

Inventor Royalties, Net Income Attributable to Noncontrolling Interests and Contingent Legal Fees Expense.  Net income or loss attributable to noncontrolling interests represents the portion of net income or loss from the licensing and enforcement activities of our majority-owned operating subsidiaries that are distributable to the operating subsidiary’s noncontrolling interest holders pursuant to the underlying operating agreements.  The economic terms of patent acquisition agreements, operating agreements and contingent legal fee arrangements, associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty obligations, if any, royalty rates, contingent fee rates and other terms and conditions, vary across the patent portfolios owned or controlled by our operating subsidiaries. In certain instances, we have acquired certain patent portfolios outright without future inventor royalty obligations. These costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms, conditions and obligations generating revenues each period.

Verdict Insurance Proceeds Related Costs. Verdict insurance proceeds related costs include $2.9 million of inventor royalties, $4.0 million of contingent legal fees and $808,000 in other costs associated with the verdict insurance policy and related proceeds received, as described above.
A summary of the main drivers of the change in inventor royalties expense (including noncontrolling interests as applicable) and contingent legal fees expense, in relation to the change in total revenues, for the periods presented, is as follows:

	2012 vs. 2011	% of Prior Period Balance	2011 vs. 2010	% of Prior Period Balance
	(in thousands, except percentage change values)
Decrease in inventor royalty rates	$(6,326)	(14)%	$(6,750)	(24)%
Increase in total revenues	18,016	39%	16,520	58%
(Increase) decrease in revenues without inventor royalty obligations	(32,276)	(69)%	8,361	29%
Total change in inventor royalties expense (including noncontrolling interests as applicable)	$(20,586)	(44)%	$18,131	63%

	2012 vs. 2011	% of Prior Period Balance	2011 vs. 2010	% of Prior Period Balance
	(in thousands, except percentage change values)
(Decrease) increase in contingent legal fee rates	$(30,483)	(68)%	$7,798	40%
Increase in total revenues	16,542	37%	10,915	55%
(Increase) decrease in revenues without contingent legal fee obligations	(5,655)	(13)%	5,628	27%
Total change in contingent legal fees	$(19,596)	(44)%	$24,341	122%

Certain revenue agreements with unrelated third parties entered into during the periods presented resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

	2012	2011	2010
	(in thousands)
Litigation and licensing expenses - patents	$21,591	$13,005	$13,891
Amortization of patents	39,019	9,745	6,931

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

Fiscal Year 2012 versus 2011. Litigation and licensing expenses-patents increased due primarily to higher net levels of patent prosecution, litigation support, third-party technical consulting and professional expert expenses associated with ongoing licensing and enforcement programs and our investment in new licensing and enforcement programs commenced since the end of the prior year period.

Fiscal Year 2011 versus 2010. Litigation and licensing expenses-patents were relatively flat reflecting consistent net levels of related patent enforcement and prosecution activity associated with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the applicable prior year period.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.

Fiscal Year 2012 versus 2011. Amortization expense increased 300% due primarily to amortization expense related to new patent portfolios acquired since December 31, 2011, totaling $19.9 million, comprised primarily of non-cash patent amortization expense related to the patents acquired in connection with our acquisition of ADAPTIX in the first quarter of 2012, totaling $14.6 million. The increase also reflects a net increase in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered from net licensing proceeds totaling $7.5 million and a net increase in accelerated amortization related to the sale of patent portfolios totaling $2.0 million.

Fiscal Year 2011 versus 2010. Amortization expense increased 41% primarily due to a net increase in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered from net licensing proceeds totaling $1.9 million, a net increase in accelerated amortization related to patent portfolios to which our operating subsidiary elected to terminate its rights and other patent portfolio sales to unrelated parties totaling $547,000, a net increase in scheduled amortization on patent portfolios owned or controlled as of the end of the prior period totaling $207,000, and an increase in amortization on new patent portfolios acquired since the end of the prior year period totaling $118,000.

 Operating Costs and Expenses

	2012	2011	2010
	(in thousands)
Marketing, general and administrative expenses	$28,426	$22,114	$17,946
Non-cash stock compensation expense included in marketing, general and administrative expense	25,657	13,579	7,121
Total marketing, general and administrative expenses	$54,083	$35,693	$25,067
Research, consulting and other expenses - business development	4,943	4,338	2,121

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

	2012 vs. 2011	2011 vs. 2010
	(in thousands)
Net increase in licensing, business development, engineering related personnel costs and other personnel costs	$2,083	$2,172
Increase in variable performance-based compensation costs	2,728	1,303
Corporate, general and administrative costs	1,222	796
Non-cash stock compensation expense	12,078	6,458
Other	279	(103)
Total change in marketing, general and administrative expenses	$18,390	10,626

The change in non-cash stock compensation expense for the periods presented was due primarily to an increase in the average grant date fair value of restricted shares expensed and an increase in the number of restricted shares expensed period to period. Refer to Note 11 to the consolidated financial statements elsewhere herein.

Research, Consulting and Other Expenses - Business Development.  Research, consulting and other expenses include third-party business development related research, development, consulting, and other costs incurred in connection with business development activities.  These costs fluctuate period to period based on business development related activities in each period.

Provision for Income Taxes

	2012	2011	2010
Provision for income taxes (in thousands)	$22,060	$8,708	$1,740
Effective tax rate	27%	29%	4%

Fiscal Year 2012 versus 2011. Excluding the impact of discrete items primarily related to the release of valuation allowance in fiscal year 2012 as described below, our annual effective tax rates were 40% and 29% for fiscal year 2012 and 2011, respectively. The fluctuation in tax expense included the impact of the following:

•
Noncash tax expense calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards, totaling approximately $13.2 million and $583,000 for fiscal year 2012 and 2011, respectively, which were credited to additional paid-in capital, not taxes payable, and other state related taxes. For financial reporting purposes, tax expense is calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards. Under U.S. generally accepted accounting principles, if a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated and recognized compensation expense for those instruments is considered an excess tax benefit, and is recognized as a credit to additional paid-in capital, not taxes payable, as the expense does not reflect cash taxes payable. The deductions related to the exercise and vesting of equity-based incentive awards is available to offset taxable income on our consolidated tax returns.

•
Foreign withholding taxes, totaling $11.9 million and $7.6 million for fiscal year 2012 and 2011, respectively, withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. The tax provisions for the respective periods provide for the utilization of the foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

•
As of December 31, 2011, we maintained a full valuation allowance against our net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX created an additional source of income to utilize against the majority of our existing consolidated net deferred tax assets. In addition, we estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of our net deferred tax assets was released, resulting in a first quarter 2012 financial statement income tax benefit of approximately $10.7 million .

Fiscal Year 2011 versus 2010. The increase in our effective tax rate in fiscal year 2011, as compared to 2010, primarily reflects the impact of foreign withholding taxes totaling $7.6 million, which were withheld by the applicable foreign tax authority pursuant to the requirements of the applicable income tax convention, on payments in connection with certain licensing arrangements executed during fiscal year 2011. As of December 31, 2011, we continued to record a full valuation allowance against our net deferred tax assets. As a result, amounts related to foreign taxes withheld are reflected in tax expense for fiscal year 2011. The increase was partially offset by a decrease in noncash state tax expense calculated for financial reporting purposes without the excess tax benefit related to the exercise and vesting of equity-based incentive awards in fiscal year 2011.

In October 2010, the State of California passed a state budget including provisions furthering the suspension of the use of NOLs, for the 2010 and 2011 tax years. As a result, California State NOLs were not available to offset California taxable income for the 2010 or 2011 tax years.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from recent equity financings. Refer to "Cash Flows from Financing Activities" below for information regarding recent equity financings. We retain broad discretion over the use of the net proceeds from recent equity offerings and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Our management believes that our cash and cash equivalents, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2014 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, if at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2012. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents and investments on hand totaled $311.3 million at December 31, 2012, compared to $323.3 million at December 31, 2011.  The net change in cash and cash equivalents on hand related to operations for 2012, 2011 and 2010 was comprised of the following (in thousands):

	2012	2011	2010

Net cash provided by (used in):
Operating activities	$104,603	$60,590	$44,922
Investing activities	(408,792)	(23,237)	(8,098)
Financing activities	211,260	174,865	13,956

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $243.8 million, $189.9 million and $127.4 million in fiscal years 2012, 2011 and 2010, respectively.  The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above.  Cash outflows from operations totaled $145.7 million, $129.3 million and $82.5 million in fiscal years 2012, 2011 and 2010, respectively. The fluctuations in cash outflows for the periods presented reflect the net increase in revenue related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	2012	2011	2010

Purchase of ADAPTIX, Inc., net of cash acquired	$(150,000)	$—	$—
Patent acquisition costs	(178,260)	(14,680)	(8,224)
Net (purchases) sales of available-for-sale investments	(80,264)	(8,367)	184
Other	(268)	(190)	(58)
Net cash used in investing activities	$(408,792)	$(23,237)	$(8,098)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	2012	2011	2010

Proceeds from sale of common stock, net of issuance costs	$218,961	$175,229	$—
Repurchases of common stock	(26,732)	—	—
Distributions to noncontrolling interests - Acacia IP Fund	(312)	(2,897)	(4,807)
Contributions from noncontrolling interests - Acacia IP Fund	5,793	1,539	2,393
Proceeds from the exercise of stock options	340	411	15,068
Excess tax benefits from stock-based compensation	13,210	583	1,302
Net cash provided by financing activities	$211,260	$174,865	$13,956

On November 16, 2012, we announced that our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. Under the stock repurchase program, effective November 16, 2012, we are authorized to purchase in the aggregate up to $100 million of our common stock through the period ending May 15, 2013. Repurchases may be made from time to time by us in the open market or in block purchases in compliance with applicable SEC rules. From the effective date through December 31, 2012, we acquired 1,129,408 shares of our common stock at an average price of $23.65 per share. Repurchases to date were made using existing cash resources and occurred in the open market.

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable.  Working capital at December 31, 2012 was $302.6 million, compared to $294.9 million at December 31, 2011.

Consolidated accounts receivable from licensees increased to $9.8 million at December 31, 2012, compared to $2.9 million at December 31, 2011.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Three licensees individually represented approximately 34%, 30% and 25%, respectively, of accounts receivable at December 31, 2012. Five licensees individually represented approximately 18%, 15%, 14%, 13% and 10%, respectively, of accounts receivable at December 31, 2011.

Consolidated royalties and contingent legal fees payable decreased to $12.5 million at December 31, 2012, compared to $23.5 million at December 31, 2011.  Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

The majority of accounts receivable from licensees at December 31, 2012 were collected or scheduled to be collected in the first quarter of 2013, in accordance with the terms of the related underlying license agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the first quarter of 2013 in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $9.5 million at December 31, 2012, from $6.6 million at December 31, 2011, due primarily to the increase in accrued performance based compensation costs, an increase in litigation and licensing expenses-patents described above and the related timing of payments to vendors in the ordinary course.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have no significant commitments for capital expenditures in 2013.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of December 31, 2012, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	More than 3 years

Operating leases	$5,223	$1,078	$2,268	$1,877
Accrued distributions to noncontrolling interests in operating subsidiary	504	504	—	—
Scheduled patent acquisition related payments	500	250	250	—
Total contractual obligations	$6,227	$1,832	$2,518	$1,877

Uncertain Tax Positions.  At December 31, 2012, the Company had total unrecognized tax benefits of approximately $2,127,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2012. If recognized, approximately $2,127,000 would impact the Company's effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Activity related to the gross unrecognized tax benefits for the year ended December 31, 2012 was as follows (in thousands):

Balance at January 1, 2012	$85
Additions based on tax positions related to the current year	—
Additions for tax positions related to prior years	772
Additions resulting from the acquisition of ADAPTIX	1,270
Reductions	—
Balance at December 31, 2012	$2,127

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

At December 31, 2012 and 2011, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), direct investments in highly liquid, AAA, U.S. government securities, and strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of December 31, 2012). All outstanding auction rate securities as of December 31, 2011, were sold during the year ended December 31, 2012.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

Grant Thornton LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

 Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief executive officer, chief financial and accounting officer, president and any persons performing similar functions.  Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

 ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	313,000	$5.87	—
2007 Acacia Technologies Stock Incentive Plan(2)	—	—	—
Subtotal	313,000	$5.87	—
Equity compensation plans not approved by security holders
Grants to New Employees Outside of the Plan(3)	—	—	—
Total	313,000	5.87	—
____________________

(1)
The share reserve under the 2002 Acacia Technologies Stock Incentive Plan, or 2002 Stock Plan, automatically increased on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event would this annual increase exceed 500,000 shares and in no event would the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. The 2002 Stock Plan expired in December 2012. Column (a) excludes 1,361,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2012. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

(2)
The initial share reserve under the 2007 Acacia Technologies Stock Incentive Plan, or the 2007 Plan, was 560,000 shares of our common stock. The share reserve under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan). Column (a) excludes 32,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2012. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

(3)
Column (a) excludes 87,000 in nonvested restricted stock awards outstanding at December 31, 2012 that were granted to new employees outside of existing approved plans, pursuant to and in accordance with applicable SEC guidelines. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2012 and 2011	F- 3
Consolidated Statements of Income for the Years Ended December 31, 2012, 2011 and 2010	F- 4
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	F- 5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010	F- 6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	F- 8
Notes to Consolidated Financial Statements	F- 9

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3) Exhibits

Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc.(15)

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)

10.11*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (10)
10.11.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Dooyong Lee (13)
10.12*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (10)
10.12.1*	Addendum, dated March 31, 2008, to Employment Agreement by and between Acacia Media Technologies Corporation and Edward Treska (11)
10.13	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.14	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (12)
10.15.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (12)
10.16*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (11)
10.16.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (12)
10.17*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (11)
10.17.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (12)
10.18*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.19	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.20	Form of Purchase Agreement (16)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (13)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on June 5, 2008 (File No. 000-26068).

(2)	Incorporated by reference to Appendix A to Acacia Research Corporation's Definitive Proxy Statement on Schedule 14A filed on April 20, 2000 (File No. 000-26068).

(3)	Incorporated by reference to Appendix A to Acacia Research Corporation's Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (File No. 000-26068).

(4)
Incorporated by reference to Annex E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (File No. 333-87654) which became effective on November 8, 2002.

(5)	Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-8 (File No. 333-144754) which became effective on July 20, 2007.

(6)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (File No. 000-26068).

(7)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10‑K for the year ended December 31, 2001, filed on March 27, 2002 (File No. 000‑26068).

(8)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on July 30, 2012 (File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (File No. 000‑26068).

(10)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on April 2, 2008 ( File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, as amended on March 1, 2010 (File No. 000-26068)

(14)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, as amended on March 24, 2011 (File No. 000-26068).

(15)
Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K/A filed on January 19, 2012 (File No. 000-26068). Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

(16)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	February 28, 2013	By:	/s/ Paul R. Ryan
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

Signature		Title	Date

/s/	Paul R. Ryan	Chief Executive Officer	February 28, 2013
	Paul R. Ryan	(Principal Executive Officer)

/s/	Robert L. Harris, II	Executive Chairman	February 28, 2013
Robert L. Harris, II

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	February 28, 2013
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	Fred A. de Boom	Director	February 28, 2013
Fred A. de Boom

/s/	Edward W. Frykman	Director	February 28, 2013
Edward W. Frykman

/s/	G. Louis Graziadio, III	Director	February 28, 2013
G. Louis Graziadio, III

/s/	William S. Anderson	Director	February 28, 2013
William S. Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (a Delaware corporation) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ GRANT THORNTON LLP

Los Angeles, California
February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the internal control over financial reporting of Acacia Research Corporation's (a Delaware Corporation) (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Acacia Research Corporation's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our reported dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California
February 28, 2013

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(In thousands, except share and per share information)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$221,804	$314,733
Short-term investments	89,475	6,597
Accounts receivable	9,843	2,915
Prepaid expenses and other current assets	3,441	803
Total current assets	324,563	325,048
Property and equipment, net of accumulated depreciation and amortization	339	220
Patents, net of accumulated amortization	313,529	25,188
Goodwill	30,149	—
Investments - noncurrent	—	1,956
Other assets	137	465
	$668,717	$352,877
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses / costs	$9,485	$6,625
Royalties and contingent legal fees payable	12,508	23,508
Total current liabilities	21,993	30,133
Deferred income taxes	27,831	—
Other liabilities	415	632
Total liabilities	50,239	30,765
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,160,844 shares issued and outstanding as of December 31, 2012 and 42,928,001 shares issued and outstanding as of December 31, 2011	49	43
Treasury stock, at cost, 1,129,408 and 0 shares as of December 31, 2012 and December 31, 2011, respectively	(26,731)	—
Additional paid-in capital	644,982	386,821
Accumulated comprehensive loss	(1,166)	(1,830)
Accumulated deficit	(5,632)	(65,085)
Total Acacia Research Corporation stockholders’ equity	611,502	319,949
Noncontrolling interests in operating subsidiaries	6,976	2,163
Total stockholders’ equity	618,478	322,112
	$668,717	$352,877

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except share and per share information)

	2012	2011	2010

Revenues	$250,727	$172,256	$131,829
Operating costs and expenses:
Cost of revenues:
Inventor royalties	26,028	43,727	25,292
Contingent legal fees	24,651	40,281	19,906
Litigation and licensing expenses - patents	21,591	13,005	13,891
Amortization of patents	39,019	9,745	6,931
Verdict insurance proceeds	—	(12,451)	—
Verdict insurance proceeds related costs	—	7,661	—
Marketing, general and administrative expenses (including non-cash stock compensation expense of $25,657 in 2012, $13,579 in 2011, and $7,121 in 2010)	54,083	35,693	25,067
Research, consulting and other expenses - business development	4,943	4,338	2,121

Total operating costs and expenses	170,315	141,999	93,208

Operating income	80,412	30,257	38,621

Other income (expense):
Other income	500	—	—
Interest income	825	81	103
Write off of investment	(45)	—	—
Gain (loss) on investment	(343)	15	32
Total other income (expense)	937	96	135
Income from operations before provision for income taxes	81,349	30,353	38,756
Provision for income taxes	(22,060)	(8,708)	(1,740)
Net income including noncontrolling interests in operating subsidiaries	59,289	21,645	37,016
Net loss (income) attributable to noncontrolling interests in operating subsidiaries	164	(539)	(2,965)
Net income attributable to Acacia Research Corporation	$59,453	$21,106	$34,051

Net income per common share attributable to Acacia Research Corporation:
Basic income per share	$1.26	$0.53	$1.05
Diluted income per share	$1.24	$0.51	$0.97

Weighted-average shares:
Weighted-average number of shares outstanding, basic	47,251,061	39,743,433	32,306,322
Weighted-average number of shares outstanding, diluted	48,060,647	41,258,297	35,081,611

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Net income attributable to Acacia Research Corporation	$59,453	$21,106	$34,051
Other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax of $0	657	(1,830)	—
Unrealized gain on foreign currency translation, net of tax of $0	7	—	—
Add: reclassification adjustment for losses included in net income	277	—	—
Comprehensive income	$60,394	$19,276	$34,051

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except share information)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2009	31,912,066	$32	$—	$173,672	$—	$(120,242)	$2,507	$55,969
2010
Net income attributable to Acacia Research Corporation	—	—	—	—	—	34,051	—	34,051
Stock options exercised	2,852,002	3	—	15,065	—	—	—	15,068
Compensation expense relating to stock options and restricted stock awards	1,265,000	1	—	7,120	—	—	—	7,121
Excess tax benefits from stock-based compensation	—	—	—	1,302	—	—	—	1,302
Net income attributable to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	2,965	2,965
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	—	2,317	2,317
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(4,807)	(4,807)
Issuance costs	—	—	—	(133)	—	—	—	(133)
Balance at December 31, 2010	36,029,068	36	—	197,026	—	(86,191)	2,982	113,853
2011
Net income attributable to Acacia Research Corporation	—	—	—	—	—	21,106	—	21,106
Sale of common stock, net of issuance costs of $5,896	5,750,000	6	—	175,223	—	—	—	175,229
Stock options exercised	87,068	—	—	411	—	—	—	411
Compensation expense relating to stock options and restricted stock awards	1,061,865	1	—	13,578	—	—	—	13,579
Excess tax benefits from stock-based compensation	—	—	—	583	—	—	—	583
Net income attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	539	539
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	—	1,539	1,539
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(2,897)	(2,897)
Unrealized loss on short-term investments	—	—	—	—	(1,830)	—	—	(1,830)
Balance at December 31, 2011	42,928,001	43	—	386,821	(1,830)	(65,085)	2,163	322,112
2012
Net income attributable to Acacia Research Corporation	—	—	—	—	—	59,453	—	59,453
Sale of common stock, net of issuance costs of $6,039	6,122,449	6	—	218,955	—	—	—	218,961
Repurchase of common stock	(1,129,408)	(1)	(26,731)	—	—	—	—	(26,732)
Stock options exercised	71,272	—	—	340	—	—	—	340

Compensation expense relating to stock options and restricted stock awards	1,168,530	1	—	25,656	—	—	—	25,657
Excess tax benefits from stock-based compensation	—	—	—	13,210	—	—	—	13,210
Net loss attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	(164)	(164)
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	—	5,793	5,793
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(816)	(816)
Unrealized gain on foreign currency translation	—	—	—	—	7	—	—	7
Unrealized gain on short-term investments	—	—	—	—	657	—	—	657
Balance at December 31, 2012	49,160,844	$49	$(26,731)	$644,982	$(1,166)	$(5,632)	$6,976	$618,478

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
 (In thousands)

	2012	2011	2010

Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$59,289	$21,645	$37,016
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	39,168	9,850	7,017
Non-cash stock compensation	25,657	13,579	7,121
Release of valuation allowance on net deferred tax assets	(10,651)	—	—
Other	777	(15)	(32)
Changes in assets and liabilities:
Accounts receivable	(6,928)	5,072	(2,877)
Prepaid expenses and other assets	(1,294)	1,075	(757)
Accounts payable and accrued expenses / costs	3,039	(1,364)	(1,414)
Royalties and contingent legal fees payable	(11,000)	10,748	358
Deferred revenues	—	—	(1,510)
Deferred income tax	6,546	—	—

Net cash provided by operating activities	104,603	60,590	44,922

Cash flows from investing activities:
Purchases of property and equipment	(268)	(190)	(58)
Purchases of available-for-sale investments	(402,500)	(8,427)	—
Sales of available-for-sale investments	322,236	60	184
Purchase of ADAPTIX, Inc., net of cash acquired	(150,000)	—	—
Patent acquisition costs	(178,260)	(14,680)	(8,224)

Net cash used in investing activities	(408,792)	(23,237)	(8,098)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	218,961	175,229	—
Repurchases of common stock	(26,732)	—	—
Distributions to noncontrolling interests in operating subsidiary	(312)	(2,897)	(4,807)
Contributions from noncontrolling interests in operating subsidiary, net of issuance costs	5,793	1,539	2,393
Proceeds from the exercise of stock options	340	411	15,068
Excess tax benefits from stock-based compensation	13,210	583	1,302

Net cash provided by financing activities	211,260	174,865	13,956

Increase (decrease) in cash and cash equivalents	(92,929)	212,218	50,780

Cash and cash equivalents, beginning	314,733	102,515	51,735

Cash and cash equivalents, ending	$221,804	$314,733	$102,515

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

Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity in the consolidated statements of stockholders’ equity for the applicable periods presented.  Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of income (loss) for the applicable periods presented.  Refer to the accompanying consolidated statements of stockholders’ equity for total noncontrolling interests for the applicable periods presented. For the periods presented, net (income) loss attributable to noncontrolling interests in operating subsidiaries was comprised of the following (in thousands):

	2012	2011	2010
Net income attributable to noncontrolling interests(1)	$—	$—	$(3,191)
Net loss (income) attributable to noncontrolling interests - Acacia IP Fund	164	(539)	226
Total net loss (income) attributable to noncontrolling interests	$164	$(539)	$(2,965)
_________________________________________
(1) Net income attributable to noncontrolling interests in operating subsidiary represents net inventor royalties distributable to noncontrolling interests in one of Acacia’s majority-owned operating subsidiaries.

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is included in the Company’s consolidated financial statements for the periods presented, as Acacia’s wholly owned subsidiary, as the general partner, has the ability to control the operations and activities of the Acacia IP Fund. Refer to Note 12 to these consolidated financial statements.

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

Certain of the Company’s revenue arrangements provide for future royalties or additional required payments based on future licensee activities.  Additional royalties are recognized in revenue upon resolution of the related contingency provided that all revenue recognition criteria, as described above, have been met.  Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management.

Certain of the Company’s revenue arrangements provide for the calculation of fees based on a licensee’s actual quarterly sales or actual per unit activity, applied to a contractual royalty rate.  Licensees that pay fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly fees due within 30 days to 45 days after the end of the quarter in which such sales or activity takes place.  The amount of fees due under these revenue arrangements each quarter cannot be reasonably estimated by management.  Consequently, Acacia’s operating subsidiaries recognize revenue from these revenue arrangements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in Marketable Securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At December 31, 2012 and 2011, all of Acacia’s investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1) whenever possible, with related unrealized gains and losses in the value of such securities recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized.  Realized and unrealized gains and losses are recorded based on the specific identification method.  Interest on all securities is included in interest income.  Refer to Note 7 to these notes to consolidated financial statements for information on the fair value and classification of auction rate securities held as of December 31, 2011.

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

Concentration of Credit Risks.  Financial instruments that potentially subject Acacia to concentrations of credit risk are cash equivalents, investments and accounts receivable.  Acacia places its cash equivalents and investments primarily in highly rated money market funds and investment grade marketable securities.  Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Acacia has not experienced any significant

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses on its deposits of cash and cash equivalents.

Four licensees individually accounted for 21%, 14%, 10% and 10%, respectively, of revenues recognized during the year ended December 31, 2012. Three licensees individually accounted for 26%, 17% and 15%, respectively, of revenues recognized during the year ended December 31, 2011.  Two licensees individually accounted for 35% and 19%, respectively, of revenues recognized during the year ended December 31, 2010.  Three licensees individually represented approximately 34%, 30% and 25%, respectively, of accounts receivable at December 31, 2012. Five licensees individually represented approximately18%, 15%, 14%, 13% and 10% of accounts receivable at December 31, 2011. For 2012, 2011 and 2010, 43%, 49% and 6%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

Acacia performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses.  Accounts receivable are recorded at the executed contract amount and generally do not bear interest.  Collateral is not required.

Property and Equipment.  Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred.  When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statements of income for the period of sale or disposal.  Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives of the assets:

Furniture and fixtures	3 to 5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	2 to 5 years (Lesser of lease term or useful life of improvement)

Rental payments on operating leases are charged to expense in the consolidated statements of income on a straight-line basis over the lease term.

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

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	2012	2011	2010

Weighted-average common shares outstanding - basic	47,251,061	39,743,433	32,306,322
Dilutive effect of equity-based incentive awards	809,586	1,514,864	2,775,289
Weighted-average common shares outstanding - diluted	48,060,647	41,258,297	35,081,611

Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share	522,552	77,760	14,768

Treasury Stock. Repurchases of the Company's outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital, and reflected as Treasury Stock on the consolidated balance sheet.

Recently Adopted Accounting Pronouncements - Adopted Effective January 1, 2012. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Recent Accounting Pronouncements - Not Yet Adopted. In February 2013, the FASB issued a new accounting standard requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. We do not anticipate the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2012, the FASB issued a new accounting standard that will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for the Company's interim period ending March 31, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The Company does not expect

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that this guidance will have an impact on its financial position, results of operations or cash flows as it is disclosure-only in nature.

3.  SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2012 were comprised of an equity investment in the common stock of certain technology companies and investments in highly liquid, AAA, U.S. government fixed income securities with maturity dates ranging from 2013 to 2014. Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	December 31, 2012
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$87,394	$20	$(411)	$87,003
Equity securities of certain technology companies	3,254	—	(782)	2,472
Total short-term investments	$90,648	$20	$(1,193)	$89,475

	December 31, 2011
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity securities of certain technology companies	8,427	169	(1,999)	6,597
Total short-term investments	$8,427	$169	$(1,999)	$6,597

Short-term marketable securities in unrealized loss positions at December 31, 2012 and 2011 have been in continuous unrealized loss positions for less than one year.

U.S. government fixed income securities. The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government fixed income securities. The Company has the ability to hold these securities until maturity, currently has no intent to sell, there is no requirement to sell and the Company believes that it can recover the amortized cost of these investments.

Equity securities. The gross unrealized loss can be primarily attributed to volatility associated with technology company equity securities and related fluctuations in equity market conditions and trends. During the year ended December 31, 2012, the fair value of the equity securities fluctuated significantly, resulting in gross unrealized gains and losses ranging from 60% to (42)%, respectively, during the year. Subsequent to December 31, 2012, the Company's equity security holdings are in an unrealized gain position. In addition, the Company is aware of certain industry analyst reports with one-year price targets that tend to support classification of the December 31, 2012 unrealized loss position of its equity securities as temporary. The Company believes that it can recover the amortized cost of these investments.

The Company has found no evidence of impairment due to credit losses in its portfolio. Therefore, these unrealized losses were recorded in other comprehensive income (loss). However, the Company cannot provide any assurance that its portfolio of short-term marketable securities will not be impacted by adverse conditions in the financial markets, which may require the Company in the future to record an impairment charge for credit losses which could adversely impact its financial results.

For the year ended December 31, 2012, proceeds from the sale of short-term marketable securities classified as available-for-sale were $319,811,000, gross realized gains were $31,000 and gross realized losses were $555,000. Proceeds from the sale of short-term marketable securities classified as available-for-sale and related gross realized gains and losses were not material for the years ended December 31, 2011 and 2010.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011

Furniture and fixtures	$472	$344
Computer hardware and software	586	454
Leasehold improvements	173	165
	1,231	963
Less: accumulated depreciation and amortization	(892)	(743)
	$339	$220

Depreciation expense was $149,000, $105,000 and $86,000 for the years ended December 31, 2012, 2011 and 2010, respectively. In 2011, the Company retired $232,000 of fully depreciated items held in property and equipment.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES / COSTS

Accounts payable and accrued expenses / costs consist of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011

Accounts payable	$557	$354
Payroll and other employee benefits	1,815	909
Accrued vacation	703	693
Accrued legal expenses - patent	3,990	1,765
Accrued consulting and other professional fees	1,510	1,286
Accrued patent acquisition related payments	250	900
Accrued distribution to noncontrolling interests	504	—
Accrued taxes payable	85	583
Other accrued liabilities	71	135
	$9,485	$6,625

6.  PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to nine years.  For all periods presented, all of Acacia’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2012 and 2011 are as follows (in thousands):

	2012	2011

Gross carrying amount - patents	$383,379	$61,519
Accumulated amortization - patents	(69,850)	(36,331)
Patents, net	$313,529	$25,188

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is 7 years.  Scheduled annual aggregate amortization expense for each of the next five years through December 31, 2017 is estimated to be $45,144,000 in 2013, $44,864,000 in 2014, $44,387,000 in 2015, $43,560,000 in 2016, and $39,644,000 in 2017.

For the years ended December 31, 2012, 2011 and 2010, on a consolidated basis, Acacia’s operating subsidiaries

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

incurred and capitalized patent and patent rights acquisition costs totaling $178,260,000 (excluding the acquisition of ADAPTIX), $14,680,000 and $8,224,000, respectively.  The patents have estimated economic useful lives ranging from one to eight years. Included in capitalized patent costs as of December 31, 2012 and 2011 are $0 and $900,000, respectively, of accrued future patent-related acquisition costs that management expects to incur pursuant to the terms of the underlying patent acquisition agreements, which are being amortized over the estimated economic useful life of the patents acquired.

Refer to Note 8 to these consolidated financial statements for additions to patents and goodwill in connection with Acacia’s acquisition of ADAPTIX and the related application of the acquisition method of accounting.

During the periods presented, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent-related assets. For the years ended December 31, 2012, 2011 and 2010, accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $10,574,000, $3,111,000 and $1,171,000, respectively.

For the years ended December 31, 2012, 2011 and 2010, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $2,823,000, $821,000 and $275,000, respectively.

For the years ended December 31, 2012, 2011 and 2010, patent costs and accumulated amortization related to patent-related sales and disposals are as follows (in thousands):

	2012	2011	2010

Patent costs	5,500	4,612	1,540
Accumulated amortization	2,466	3,509	1,108

For the years ended December 31, 2012, 2011 and 2010, patent proceeds and other costs related to patent-related sales and disposals are as follows (in thousands):

	2012	2011	2010

Proceeds	3,347	11,000	240
Other costs	—	4,717	94

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of December 31, 2011, Acacia held investment grade auction rate securities with a par value totaling $2,425,000, consisting of auction rate investments backed by student loans, which are classified as noncurrent, available-for-sale and reflected at fair value.  The fair values of these securities were estimated utilizing an analysis of certain unobservable inputs (Level 3) and by reference to periodic discounted cash flow analyses.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which current liquidity related issues will be resolved.

All outstanding auction rate securities as of December 31, 2011, were sold during the year ended December 31, 2012. The following table presents the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the periods presented (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011

Auction rate securities:
Beginning balance as of January 1	$1,956	$2,001
Total gains (realized or unrealized):
Recognized gains included in earnings	118	15
Settlements	(2,074)	(60)
Ending balance as of December 31	$—	$1,956

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

ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, is an award-winning technology company long recognized in the industry as one of the first developers of cutting edge 4G wireless systems. With patents filed as early as 2000, ADAPTIX’s research and development efforts have resulted in one of the most significant intellectual property portfolios focused on 4G technologies. With its rapidly growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX’s innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

The Merger is being accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents.

The total consideration paid by ARG in connection with the Merger was approximately $160 million, in cash. Based on the total purchase consideration and the estimate of the assets acquired and the liabilities assumed by ARG as of the Acquisition Date, the purchase price allocation was as follows ($ amounts in thousands):

		Amortization Period	Annual Amortization
Assets Acquired and Liabilities Assumed:

Fair value of net tangible assets acquired	$10,000
Intangible assets acquired - patents	150,000	10 years	$15,000
Goodwill	30,149
Net deferred income tax liability	(30,149)
Total	$160,000

Amounts attributable to the patents acquired are being amortized using the straight-line method over an estimated weighted average economic useful life of the underlying patents, which is estimated to be approximately 10 years. Goodwill is calculated as the residual after recording the identifiable net assets acquired and associated net deferred tax assets and liabilities.

Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Acquisition Date. Management considered a number of factors, including reference to an

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

analysis under Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows.

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

	Book Basis	Tax Basis	Difference

Intangible assets acquired - patents	$150,000	$—	$(150,000)
Estimated acquired deferred tax assets (including net operating loss carryforwards) - ADAPTIX	—	63,860	63,860
Net deferred tax liability - pretax			(86,140)
Estimated tax rate			35%
Estimated net deferred tax liability			$(30,149)

The following unaudited pro forma combined results of operations for periods presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2011. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods. The unaudited pro forma combined results are presented in thousands, except share and per share information.

	2012	2011

Revenues	$250,727	$172,256
Total operating costs and expenses	170,953	159,674
Operating income	79,774	12,582
Interest and investment income	937	96
Income from operations before provision for income taxes	80,711	12,678
Provision for income taxes	(22,060)	(8,708)
Net income including noncontrolling interests in operating subsidiaries	58,651	3,970
Net loss (income) attributable to noncontrolling interests in operating subsidiaries	164	(539)
Net income attributable to Acacia Research Corporation	$58,815	$3,431

	2012	2011

Pro forma income per common share attributable to Acacia Research Corporation:
Basic earnings per share	$1.24	$0.09
Diluted earnings per share	$1.22	$0.08
Weighted average number of shares outstanding, basic	47,251,061	39,743,433
Weighted average number of shares outstanding, diluted	48,060,647	41,258,297

Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over an estimated

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

economic useful life of ten years, historical operating expenses of ADAPTIX for 2012 and 2011, and the expensing of acquisition costs incurred by ARG in connection with the Merger.

The unaudited pro forma combined statements of income for the periods presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of income for 2012, as described at Note 10, is not reflected in the accompanying unaudited pro forma combined statements of income for the periods presented.

9.  STOCKHOLDERS’ EQUITY
Equity Offerings
In February 2012, Acacia raised gross proceeds of $225,000,000 through the sale of 6,122,449 shares of Acacia’s common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. Net proceeds, net of placement agent fees and estimated offering expenses, totaled approximately $218,961,000. Acacia intends to use the net proceeds of this private placement to finance pending and future acquisitions of patents and patent royalties and other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.
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

Repurchases of Common Stock

On November 16, 2012, Acacia's Board of Directors authorized a program for repurchases of shares of Acacia's outstanding common stock. Under the stock repurchase program, effective November 16, 2012, Acacia was authorized to purchase in the aggregate up to $100,000,000 of its outstanding common stock through the period ending May 15, 2013. Repurchases may be made from time to time by Acacia in the open market or in block purchases in compliance with applicable Securities and Exchange Commission rules. Repurchases to date were made using existing cash resources and occurred in the open market. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2012, all of which were purchased as part of publicly announced plans or programs:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

November 16, 2012 - November 30, 2012	256,262	$21.58	$94,470,000
December 1, 2012 - December 31, 2012	873,146	$24.26	$73,268,000
	1,129,408	$23.65

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

Acacia’s provision for income taxes consists of the following (in thousands):

	2012	2011	2010

Current:
Federal	$—	$179	$—
State taxes	281	943	1,473
Foreign taxes	11,890	7,586	267
Total current	12,171	8,708	1,740
Deferred:
Federal	10,085	—	—
State taxes	(196)	—	—
Total deferred	9,889	—	—

Provision for income taxes	$22,060	$8,708	$1,740

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$15,668	$7,626
Amortization and depreciation	—	6,252
Stock compensation	1,140	2,665
Basis of investments in affiliates	415	1,375
Accrued liabilities and other	250	471
Unrealized loss on short-term investments	415	746
State taxes	212	124
Other	—	278
Total deferred tax assets	18,100	19,537

Deferred tax liabilities:
State taxes	—	—
Fixed assets and intangibles	(39,457)	—
Other	(60)	—
Total deferred tax liabilities	(39,517)	—
Net deferred tax liabilities	(21,417)	19,537

Less: valuation allowance	(5,396)	(19,537)
Net deferred taxes	$(26,813)	$—

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2012	2011	2010

Statutory federal tax rate	35%	35%	34%
State income and foreign taxes, net of federal tax effect	15%	27%	5%
Foreign tax credit	(15)%	(25)	—
Noncontrolling interests in operating subsidiaries	—%	(1)%	(3)%
Equity compensation	—	—%	(1)%
Nondeductible permanent items	5%	4	—
Expired net operating loss carryforwards	—%	1%	1
Valuation allowance	(13)%	(12)%	(32)%
	27%	29%	4%

Release of Valuation Allowance. As of December 31, 2011, Acacia maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX in January 2012 created an additional source of income to utilize against the majority of Acacia's existing consolidated net deferred tax assets. In addition, Acacia estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of the Company's net deferred tax assets was released, resulting in a financial statement income tax benefit of $10,651,000 for the year ended December 31, 2012.

At December 31, 2012, the Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty that exists regarding future realizability. Valuation allowances were recorded on deferred tax assets related to capital loss carryforwards totaling $2,935,000, and certain net operating loss carryforwards, totaling $2,046,000, which expire in varying amounts from 2013 through 2032. The valuation allowance also includes $415,000 related to unrealized losses on short-term investments and other deferred tax assets. If, in future periods, Acacia believes that it is more likely than not that these deferred tax benefits will be realized, the majority of the valuation allowances will be recognized in the statement of income.

At December 31, 2012, Acacia had U.S. federal and state income tax NOLs totaling approximately $37,855,000 and $55,559,000, expiring between 2025 and 2031, and 2013 and 2030, respectively, for which $0 and $554,000 of federal and state net operating losses are included as a deferred tax asset which will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia’s tax return. In addition, $1,928,000 and $33,166,000 of federal and state net operating losses are not included as a deferred tax asset and will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia’s tax return as they relate to unrecognized excess tax benefits (see additional information regarding the ordering of windfall tax benefits and use of the "with-and-without" approach below). As of December 31, 2012, $0 and $554,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia’s federal and state NOLs deferred tax asset, respectively.

Approximately $33,736,000 of the U.S. federal NOLs, acquired in connection with the acquisition of ADAPTIX, are subject to an annual utilization limitation of approximately $14,100,000, pursuant to the "change in ownership" provisions under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

The Company has elected to utilize the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit has reduced taxes payable. Under this approach, the windfall tax benefits would be recognized in additional paid in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. Accordingly, the Company recorded income tax benefits of $13,210,000 and $583,000 through additional paid in capital in 2012 and 2011, respectively.

In addition, as of December 31, 2012 Acacia has approximately $20,313,000 of foreign tax credits, expiring between 2015 and 2022. Realization of the credits as a reduction of taxes payable on Acacia's tax return will result in an income tax benefit recognizable through additional paid in capital since the entire amount of the credits have been utilized for financial statement purposes under the 'with-and-without approach.” In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. The tax provisions for the respective periods provide for the utilization of the foreign taxes withheld as a credit

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

against income tax expense calculated for financial statement purposes.

The Company's effective tax rate for the year ended December 31, 2012 differs from the federal statutory rate primarily due to the benefit associated with the release of valuation allowance described above and the impact of foreign withholding taxes withheld by the applicable foreign tax authority, on revenue agreements executed during fiscal year 2012, with third party licensees domiciled in certain foreign jurisdictions, totaling $11,890,000.

The increase in the Company’s effective tax rate for the year ended December 31, 2011, as compared to the year ended December 31, 2010, primarily reflects the impact of foreign withholding taxes totaling $7,586,000, which were withheld by the applicable foreign tax authority pursuant to the requirements of the applicable income tax convention, on payments in connection with certain licensing arrangements executed during fiscal year 2011. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

The deductions related to the exercise and vesting of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on Acacia’s consolidated tax returns (subject to suspension of use for certain tax years in California, as described below). Accordingly, the excess tax benefit related to the exercise and vesting of equity-based incentive awards for the periods presented, was credited to additional paid-in capital, not taxes payable. The actual tax benefit realized for excess tax deductions resulting from the exercise and vesting of equity-based incentive awards (noncash tax expense) totaled $13,210,000, $583,000 and $1,302,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

In October 2010, the State of California passed a state budget including provisions furthering the suspension of the use of NOLs, for the 2010 and 2011 tax years. As a result, California State NOLs were not available to offset California taxable income for the 2010 or 2011 tax years. As of December 31, 2012 the State of California has not extended the suspension period.

Acacia is subject to taxation in the U.S. and various state jurisdictions.  With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 1995. The U.S. Internal Revenue Service is auditing our 2010 Federal consolidated income tax return. The audit is in process and no findings or adjustments have been proposed by the IRS.

At December 31, 2012, the Company had total unrecognized tax benefits of approximately $2,127,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2012. If recognized, approximately $2,127,000 would impact the Company's effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Activity related to the gross unrecognized tax benefits for the year ended December 31, 2012 was as follows (in thousands):

Balance at January 1, 2012	$85
Additions based on tax positions related to the current year	—
Additions for tax positions related to prior years	772
Additions resulting from the acquisition of ADAPTIX	1,270
Reductions	—
Balance at December 31, 2012	$2,127

11.  STOCK-BASED INCENTIVE PLANS

The 2002 Acacia Technologies Stock Incentive Plan (“2002 Plan”) and the 2007 Acacia Technologies Stock Incentive Plan (“2007 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in December 2002 and May 2007, respectively. Both Plans allow grants of stock options, stock awards and performance shares with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants.  Except as noted below, the terms and provisions of the Plans are identical in all material respects. The term of the 2002 Plan expired in December 2012.

Acacia’s compensation committee administers the discretionary option grant and stock issuance programs.  The

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.  The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant.  Options generally begin to be exercisable six months to one year after grant and generally expire ten years after grant.  Stock options generally vest over two to three years and restricted shares generally vest in full after two to three years (generally representing the requisite service period). The Plans terminate no later than the tenth anniversary of the approval of the incentive plans by Acacia’s stockholders.

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

The number of shares of common stock available for issuance under the 2002 Plan automatically increased on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, not to exceed 500,000 shares.  The aggregate number of shares of common stock available for issuance under the 2002 Plan could not exceed 20,000,000 shares.  At December 31, 2012, there were no shares available for grant under the expired 2002 Plan.

The initial share reserve under the 2007 Plan was 560,000 shares.  The number of shares of common stock available for issuance under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year.  After January 1, 2009, no new additional shares will be added to the 2007 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan).  At December 31, 2012, there were no shares available for grant under the 2007 Plan.

Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock. Acacia’s board of directors may amend or modify the Plans at any time, subject to any required stockholder approval.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the Plans for the year ended December 31, 2012:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2011	434,000	$5.55
Exercised	(71,000)	$4.77
Expired/forfeited	(50,000)	$4.66
Outstanding at December 31, 2012	313,000	$5.87	1.9 years	$6,193,000
Vested	313,000	$5.87	1.9 years	$6,193,000
Exercisable at December 31, 2012	313,000	$5.87	1.9 years	$6,193,000

The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1,796,000, $2,822,000, and $40,994,000, respectively.  The aggregate fair value of options that vested during the years ended December 31, 2012, 2011 and 2010 was $0, $0 and $209,000, respectively.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2012:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2011	1,505,000	$21.01
Granted	1,339,000	$32.17
Vested	(1,318,000)	$21.90
Canceled	(173,000)	$28.92
Nonvested restricted stock at December 31, 2012	1,353,000	$30.17

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2012, 2011 and 2010 was $32.17, $29.24, and $8.61, respectively.  The aggregate fair value of restricted stock that vested during the years ended December 31, 2012, 2011 and 2010 was $28,865,000, $11,043,000, $6,914,000, respectively.  As of December 31, 2012, the total unrecognized compensation expense related to nonvested restricted stock awards was $34,976,000, which is expected to be recognized over a weighted-average period of approximately 1.7 years .

The following table summarizes restricted stock unit activity for the year ended December 31, 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested restricted stock units outstanding at December 31, 2011	26,000	$16.57
Granted	33,000	$29.39
Vested	(21,000)	$17.75
Nonvested restricted stock units outstanding at December 31, 2012	38,000	$26.98
Vested restricted stock units outstanding at December 31, 2012	89,000	$9.77

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2012, 2011 and 2010 was $29.39, $24.87 and $11.99, respectively.  The aggregate fair value of restricted stock units that vested during the years ended December 31, 2012, 2011 and 2010 was $363,000, $257,000 and $158,000, respectively.  As of December 31, 2012, the total unrecognized compensation expense related to restricted stock unit awards was $932,000, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring at various dates from 2013 through 2020.  Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Year
2013	$1,078
2014	1,130
2015	1,138
2016	735
2017	320
Thereafter	822
Total minimum lease payments	$5,223

Rent expense for the years ended December 31, 2012, 2011 and 2010 approximated $898,000, $915,000 and $1,011,000, respectively.  Rental payments are expensed in the statements of income in the period to which they relate.  Scheduled rent increases are amortized on a straight-line basis over the lease term.

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

During the years ended December 31, 2012, 2011 and 2010, Acacia entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia’s operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

Other

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. Refer to Note 2 to these notes to consolidated financial statements for information regarding the consolidation of majority-owned subsidiaries and the presentation of related noncontrolling interests. At December 31, 2012 and 2011, the Acacia IP Fund net assets were primarily comprised of the following (in thousands):

	December 31, 2012	December 31, 2011

Cash and other assets	$2,542	$1,109
Patents, net of accumulated amortization	7,144	4,277
Investments - noncurrent	11,617	3,944
Total assets	$21,303	$9,330

Accrued expenses and contributions	$5,016	$4,495
Accrued patent acquisition costs	500	500
Total liabilities	5,516	4,995
Net assets	$15,787	$4,335

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

Executive Severance Policy.  Under Acacia’s Amended Executive Severance Policy, full-time employees with the title of Senior Vice President and higher (“Officer”) are entitled to receive certain benefits upon termination of employment. If employment of an Officer is terminated for other than cause or other than on account of death or disability, Acacia will (i) promptly pay to the Officer a lump sum amount equal to the aggregate of (a) accrued obligations (i.e., the Officer’s annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred by the

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Officer (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of the Officer’s base salary for each full year that the Officer was employed by the Company (the “Severance Period”), up to a maximum of twelve (12) months of the Officer’s base salary, and (ii) provide to the Officer, Acacia paid COBRA coverage for the medical and dental benefits selected by the Officer in the year in which the termination occurs, for the duration of the Severance Period.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for state income taxes totaled $771,000, $185,000 and $211,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Foreign taxes withheld totaled $11,890,000, $7,586,000 and $268,000 for the years ended December 31, 2012, 2011 and 2010.

Refer to Note 6 to these notes to consolidated financial statements for information regarding noncash investing activity related to the acquisition of patents for the periods presented. Noncash financing activity for the year ended December 31, 2010 included accrued issuance costs associated with the funding of the Acacia IP Fund totaling $210,000, $117,000 of which was charged to additional-paid-in-capital and $93,000 of which was charged to noncontrolling interests in operating subsidiaries. Cash flows from financing activities for the year ended December 31, 2012 excludes $504,000 of accrued distributions payable to noncontrolling interests.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth unaudited consolidated statements of income data for the eight quarters in the period ended December 31, 2012. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2012	2012	2012	2012	2011	2011	2011	2011
	(Unaudited, In thousands, except share and per share information)
Revenues	$99,040	$50,484	$34,939	$66,264	$61,130	$39,746	$50,585	$20,795
Operating costs and expenses:
Cost of revenues:
Inventor royalties	7,594	9,573	5,032	3,829	13,089	8,588	15,592	6,458
Contingent legal fees	3,748	6,607	8,833	5,463	9,367	13,039	12,328	5,547
Litigation and licensing expenses - patents	3,381	5,268	5,973	6,969	3,538	3,761	3,501	2,205
Amortization of patents	5,126	5,393	10,412	18,088	3,772	2,600	1,946	1,427
Verdict insurance proceeds	—	—	—	—	—	—	(12,451)	—
Verdict insurance proceeds related costs	—	—	—	—	—	—	7,661	—
Marketing, general and administrative expenses (including non-cash stock compensation expense)	13,731	11,903	11,914	16,535	9,981	8,302	8,748	8,662
Research, consulting and other expenses - business development	1,116	1,967	1,139	721	708	1,335	850	1,445
Total operating costs and expenses	34,696	40,711	43,303	51,605	40,455	37,625	38,175	25,744
Operating income (loss)	64,344	9,773	(8,364)	14,659	20,675	2,121	12,410	(4,949)
Total other income (expense)	56	102	(41)	820	29	24	25	18
Income (loss) before provision for (benefit from) income taxes	64,400	9,875	(8,405)	15,479	20,704	2,145	12,435	(4,931)
(Provision for) benefit from income taxes	(14,747)	(3,494)	1,938	(5,757)	(7,148)	(306)	(1,889)	635
Net income (loss) including noncontrolling interests	49,653	6,381	(6,467)	9,722	13,556	1,839	10,546	(4,296)
Net (income) loss attributable to noncontrolling interests	275	(60)	(152)	101	(1,203)	300	257	107
Net income (loss) attributable to Acacia Research Corporation	$49,928	$6,321	$(6,619)	$9,823	$12,353	$2,139	$10,803	$(4,189)
Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$1.13	$0.13	$(0.14)	$0.20	$0.35	$0.05	$0.26	$(0.10)
Diluted income (loss) per share	$1.09	$0.13	$(0.14)	$0.20	$0.34	$0.05	$0.25	$(0.10)
Weighted-average number of shares outstanding, basic	44,367,499	47,944,193	48,332,878	48,335,865	35,182,811	40,994,082	41,292,819	41,418,470
Weighted-average number of shares outstanding, diluted	45,771,228	48,938,766	48,332,878	48,797,304	36,448,005	42,453,782	42,857,880	41,418,470

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc.(15)

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (10)
10.11.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Dooyong Lee (13)
10.12*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (10)
10.12.1*	Addendum, dated March 31, 2008, to Employment Agreement by and between Acacia Media Technologies Corporation and Edward Treska (11)
10.13	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.14	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (12)
10.15.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (12)
10.16*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (11)
10.16.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (12)
10.17*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (11)
10.17.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (12)
10.18*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.19	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.20	Form of Purchase Agreement (16)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (13)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on June 5, 2008 (File No. 000-26068).

(2)	Incorporated by reference to Appendix A to Acacia Research Corporation's Definitive Proxy Statement on Schedule 14A filed on April 20, 2000 (File No. 000-26068).

(3)	Incorporated by reference to Appendix A to Acacia Research Corporation's Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (File No. 000-26068).

(4)
Incorporated by reference to Annex E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (File No. 333-87654) which became effective on November 8, 2002.

(5)	Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-8 (File No. 333-144754) which became effective on July 20, 2007.

(6)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (File No. 000-26068).

(7)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10‑K for the year ended December 31, 2001, filed on March 27, 2002 (File No. 000‑26068).

(8)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on July 30, 2012 (File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (File No. 000‑26068).

(10)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on April 2, 2008 ( File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, as amended on March 1, 2010 (File No. 000-26068)

(14)
Incorporated by reference to Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, as amended on March 24, 2011 (File No. 000-26068).

(15)
Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K/A filed on January 19, 2012 (File No. 000-26068). Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

(16)	Incorporated by reference to Acacia Research Corporation's Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).