Form 10-Q
period 2013-03-31
ACACIA RESEARCH CORP
filed 2013-05-08
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
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

As of May 6, 2013, 49,194,742 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$193,161	$221,804
Short-term investments	134,287	89,475
Accounts receivable	45,351	9,843
Prepaid expenses and other current assets	5,101	3,441
Total current assets	377,900	324,563

Property and equipment, net of accumulated depreciation and amortization	536	339
Patents, net of accumulated amortization	305,809	313,529
Goodwill	30,149	30,149
Other assets	138	137
	$714,532	$668,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses / costs	$17,127	$9,485
Royalties and contingent legal fees payable	36,736	12,508
Total current liabilities	53,863	21,993

Deferred income taxes	27,831	27,831
Other liabilities	494	415
Total liabilities	82,188	50,239
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,211,829 and 49,160,844 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	49	49
Treasury stock, at cost, 1,129,408 shares as of March 31, 2013 and December 31, 2012	(26,731)	(26,731)
Additional paid-in capital	650,966	644,982
Accumulated comprehensive loss	(317)	(1,166)
Accumulated deficit	(519)	(5,632)
Total Acacia Research Corporation stockholders’ equity	623,448	611,502
Noncontrolling interests in operating subsidiaries	8,896	6,976
Total stockholders’ equity	632,344	618,478
	$714,532	$668,717

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$76,861	$99,040
Operating costs and expenses:
Cost of revenues:
Inventor royalties	18,481	7,594
Contingent legal fees	15,032	3,748
Litigation and licensing expenses - patents	9,648	3,381
Amortization of patents	11,730	5,126
Marketing, general and administrative expenses (including non-cash stock compensation expense of $5,158 for the three months ended March 31, 2013, and $5,090 for the three months ended March 31, 2012)	13,851	13,731
Research, consulting and other expenses - business development	1,024	1,116
Total operating costs and expenses	69,766	34,696
Operating income	7,095	64,344

Other income:
Interest income	442	56
Net gain on investments	848	—
Total other income	1,290	56
Income before provision for income taxes	8,385	64,400
Provision for income taxes	(3,272)	(14,747)
Net income including noncontrolling interests in operating subsidiaries	5,113	49,653
Net loss attributable to noncontrolling interests in operating subsidiaries	—	275
Net income attributable to Acacia Research Corporation	$5,113	$49,928

Net income per common share attributable to Acacia Research Corporation:
Basic earnings per share	$0.11	$1.13
Diluted earnings per share	$0.11	$1.09
Weighted average number of shares outstanding, basic	47,859,774	44,367,499
Weighted average number of shares outstanding, diluted	48,354,444	45,771,228

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income attributable to Acacia Research Corporation	$5,113	$49,928
Other comprehensive income (loss):
Unrealized gain on short-term investments, net of income tax benefit of $0 for the three months ended March 31, 2013, and $396 for the three months ended March 31, 2012	1,697	2,430
Add: reclassification adjustment for gains included in net income	(848)	—
Comprehensive income	$5,962	$52,358

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income including noncontrolling interests in operating subsidiaries	$5,113	$49,653
Adjustments to reconcile net income including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	11,774	5,158
Non-cash stock compensation	5,158	5,090
Excess tax benefits from stock-based compensation	(709)	(7,611)
Change in valuation allowance on deferred taxes	—	(10,237)

Changes in assets and liabilities:
Accounts receivable	(35,508)	1,635
Prepaid expenses and other assets	(1,661)	(919)
Accounts payable and accrued expenses / costs	8,430	10,303
Royalties and contingent legal fees payable	24,228	(9,413)
Deferred income tax	—	5,293

Net cash provided by operating activities	16,825	48,952

Cash flows from investing activities:
Purchases of property and equipment	(241)	(24)
Purchases of available-for-sale investments	(97,225)	(144,762)
Maturities and sales of available-for-sale investments	53,262	20,000
Purchase of ADAPTIX, Inc., net of cash acquired	—	(150,000)
Patent acquisition costs	(4,010)	(2,100)

Net cash used in investing activities	(48,214)	(276,886)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	219,084
Contributions from noncontrolling interests in operating subsidiary	1,920	1,920
Excess tax benefits from stock-based compensation	709	7,611
Proceeds from exercises of stock options	117	84

Net cash provided by financing activities	2,746	228,699

(Decrease) increase in cash and cash equivalents	(28,643)	765

Cash and cash equivalents, beginning	221,804	314,733

Cash and cash equivalents, ending	$193,161	$315,498

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

Acacia’s operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 268 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

In January 2012, a wholly owned operating subsidiary of Acacia acquired ADAPTIX, Inc. (“ADAPTIX”), a pioneer in the development of 4G technologies for wireless systems, for cash consideration of $160 million, as described at Note 7 to these consolidated financial statements.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net income is adjusted to include the net (income) loss attributed to noncontrolling interests in the consolidated statements of income. Refer to the accompanying consolidated financial statements for total noncontrolling interests, net income (loss) attributable to noncontrolling interests and contributions from and distributions to noncontrolling interests, for the applicable periods presented.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, as reported by Acacia in its Annual Report on Form 10-K.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2013, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, impairment of marketable securities and intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets and the application of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

Concentrations. Three licensees individually accounted for 65%, 14% and 13% of revenues recognized during the three months ended March 31, 2013, and three licensees individually accounted for 54%, 20% and 18% of revenues recognized during the three months ended March 31, 2012. Three licensees individually represented approximately 44%, 24% and 22% of accounts receivable at March 31, 2013. Three other licensees individually represented approximately 34%, 30%, and 25% of

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

accounts receivable at December 31, 2012. For the three months ended March 31, 2013, 15% of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three months ended March 31, 2012, 74% of revenues were attributable to licensees domiciled in foreign jurisdictions.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At March 31, 2013 and December 31, 2012, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income.

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	March 31, 2013
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities(1)	$134,610	$38	$(361)	$134,287
Total short-term investments	$134,610	$38	$(361)	$134,287
(1) Maturity dates ranging from 2013 to 2014.

	December 31, 2012
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$87,394	$20	$(411)	$87,003
Equity securities of certain technology companies	3,254	—	(782)	2,472
Total short-term investments	$90,648	$20	$(1,193)	$89,475

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of March 31, 2013, Acacia’s estimated annual effective tax rate was approximately 39%, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. Acacia's effective tax rate for the three months ended March 31, 2012, including the impact of discrete items, was 23%. Discrete items were primarily comprised of the benefit associated with the release of valuation allowance resulting from the acquisition of ADAPTIX, as described below. The tax provisions for the periods presented provides for the utilization (subject to certain limitations, if applicable) of the foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

The deduction related to the exercise and vesting of equity-based incentive awards is available to offset taxable income, if any, on Acacia’s future consolidated tax returns. Accordingly, the noncash tax expense calculated without the benefit related to the exercise and vesting of equity-based incentive awards totaling $709,000 for the three months ended March 31, 2013 was credited to additional paid-in capital, not taxes payable. As of and for the three months ended March 31, 2013, taxes paid or payable totaled approximately $3.4 million, primarily comprised of foreign withholding taxes, as described above, and federal and other state related taxes payable.

Release of Valuation Allowance. As of December 31, 2011, the Company maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX created an additional source of income to utilize against Acacia's existing consolidated net deferred tax assets. Under the acquisition

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. In addition, the Company estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds, totaling approximately $1.9 million, were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of Acacia's net deferred tax assets was released, resulting in an income tax benefit of approximately $10.2 million, recorded as a credit to income tax expense for the three months ended March 31, 2012. The offsetting amounts reduced net deferred tax liabilities, $8.3 million of which reduced the net deferred tax liability established in connection with the application of the acquisition method of accounting for the ADAPTIX acquisition. Refer to Note 7 to these consolidated financial statements.

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

Potentially dilutive common shares from Equity-based Incentive Awards are determined by applying the treasury stock method to the assumed exercise of outstanding employee stock options, and the assumed vesting of outstanding unvested restricted stock and restricted stock units.  The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2013	2012

Weighted-average common shares outstanding - basic	47,859,774	44,367,499
Dilutive effect of equity-based incentive awards	494,670	1,403,729
Weighted-average common shares outstanding - diluted	48,354,444	45,771,228

Anti-dilutive equity-based incentive awards excluded from the computation of diluted income per share	525,410	7,000

4.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Acacia’s only identifiable intangible assets at March 31, 2013 and December 31, 2012 are patents and patent rights.  Patent-related accumulated amortization totaled $81,580,000 and $69,850,000 as of March 31, 2013 and December 31, 2012, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to nine years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is approximately seven years.  The following table presents the scheduled annual aggregate amortization expense as of March 31, 2013 (in thousands):

Remainder of 2013	$34,424
2014	45,475
2015	44,359
2016	41,451
2017	40,111
Thereafter	99,989
Total	$305,809

For the three months ended March 31, 2013 and 2012, Acacia paid patent and patent rights acquisition costs totaling $4,010,000 and $2,100,000 (excluding the acquisition of ADAPTIX), respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to ten years.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Refer to Note 7 to these consolidated financial statements for additions to patents and goodwill in connection with Acacia’s acquisition of ADAPTIX and the related application of the acquisition method of accounting.

During the three months ended March 31, 2013 and 2012, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $483,000 and $442,000, for the three months ended March 31, 2013 and 2012, respectively.

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

6. STOCKHOLDERS’ EQUITY

In February 2012, Acacia raised gross proceeds of $225,000,000 through the sale of 6,122,000 shares of Acacia’s common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. Net proceeds, net of placement agent fees and estimated offering expenses, totaled approximately $218,961,000. The net proceeds will continue to be used to finance future acquisitions of patents, other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.

Repurchases of Common Stock

On November 16, 2012, Acacia's Board of Directors authorized a program for repurchases of shares of Acacia's outstanding common stock. Under the stock repurchase program, effective November 16, 2012, Acacia was authorized to purchase in the aggregate up to $100,000,000 of its outstanding common stock. On April 23, 2013, Acacia's Board of Directors approved an extension of the repurchase plan from May 15, 2013 until August 15, 2013. Repurchases may be made from time to time by Acacia in the open market or in block purchases in compliance with applicable Securities and Exchange Commission rules. Repurchases to date were made using existing cash resources and occurred in the open market. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Following are our monthly stock repurchases, all of which were purchased as part of the publicly announced plan or program:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

November 16, 2012 - November 30, 2012	256,262	$21.58	$94,470,000
December 1, 2012 - December 31, 2012	873,146	$24.26	$73,268,000
	1,129,408	$23.65

7. ACQUISITION

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

The Merger was accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents.

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

Management is responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed as of the Acquisition Date. Management considered a number of factors, including reference to an analysis under Topic 805 solely for the purpose of allocating the purchase price to the assets acquired and liabilities assumed. The analysis included a discounted cash flow which estimated future net cash flows resulting from the licensing and enforcement of the patent portfolio based on information as of the date of acquisition, considering assumptions and estimates related to potential infringers of the patents, applicable industries, usage of the underlying patented technologies, estimated license fee revenues, contingent legal fee arrangements, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of estimated net cash flows.

The Merger was treated for tax purposes as a nontaxable transaction and as such, the historical tax bases of the acquired assets and assumed liabilities, net operating losses, and other tax attributes of ADAPTIX were carried over. As a result, no new tax goodwill was created in connection with the Merger as there was no step-up to fair value of the underlying tax bases of the acquired net assets. Acquisition accounting includes the establishment of a net deferred tax asset or liability resulting from book tax basis differences related to assets acquired and liabilities assumed on the date of acquisition. Acquisition date deferred tax assets primarily relate to certain net operating loss carryforwards of ADAPTIX. Acquisition date deferred tax liabilities relate to specifically identified non-goodwill intangibles acquired. The estimated net deferred tax liability was determined as follows (amounts in thousands, except percent values):

	Book Basis	Tax Basis	Difference

Intangible assets acquired - patents	$150,000	$—	$(150,000)
Estimated acquired deferred tax assets (including net operating loss carryforwards) - ADAPTIX	—	63,860	63,860
Net deferred tax liability - pretax			(86,140)
Estimated tax rate			35%
Estimated net deferred tax liability			$(30,149)

Proforma adjustments and operating results for ADAPTIX for the period from January 1, 2012 to January 12, 2012, the date of acquisition, were not material.

8. SUBSEQUENT EVENTS

On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the first of the quarterly cash dividends will be paid on May 30, 2013 to shareholders of record at close of business on May 3, 2013. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company's Board of Directors.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements - Adopted Effective January 1, 2013.

In February 2013, the FASB issued a new accounting standard requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles ("U.S. GAAP") to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2012, the FASB issued a new accounting standard that will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for the Company's interim period ending March 31, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,250 license agreements executed to date across 154 of our technology licensing and enforcement programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 268 patent portfolios, which include U.S. patents, and certain foreign counterparts covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Executive Summary

Our operating activities for the periods presented were principally focused on continuing to build our market leadership position in patent acquisitions, development, licensing and enforcement.

During the three months ended March 31, 2013, we reported revenues of $76.9 million, the second highest quarterly revenues in our company's history, from 29 new revenue agreements covering 31 different licensing programs, including 11 licensing programs generating initial revenues in the quarter. We increased our cash and investments to $327.4 million as of March 31, 2013 from $311.3 million as of December 31, 2012.

During the three months ended March 31, 2013, we acquired control of 9 new patent portfolios and invested $4.0 million in patent portfolio acquisition up-front advances and payments.

In the first quarter of 2013, we expanded our patent licensing business into the energy sector, acquiring control of our first patent portfolios in the sector. One of the portfolios relates to polymer based drilling fluids used in oil and gas well drilling and the other relates to solids separation technology used in oil and gas wells. We have a pipeline of additional portfolios we are evaluating in the energy sector which could be an area of future growth for our licensing business.

We also acquired control of an additional medical technology sector patent portfolio relating to vascular device technology, and 6 additional patent portfolios in the technology sector, including patents relating to broadband technology, such as DSL modems and voice over internet protocol phones, fiber optic network architectures, and display technologies used in smartphones, tablets, computers, HDTV's and other devices.

We continue to see an acceleration in opportunities for partnering with companies in the technology, energy and medical technology sectors for the licensing of their patented technologies, and are also expanding our partnering activity in international markets, both of which we expect will expand and diversify our future revenue generating opportunities.

Operating activities during the periods presented included the following:

	Three Months Ended March 31,
	2013	2012

Revenues (in thousands)	$76,861	$99,040
New agreements executed	29	40
Licensing and enforcement programs generating revenues	31	32
Licensing and enforcement programs with initial revenues	11	6
New patent portfolios	9	5
Cumulative number of licensing and enforcement programs generating revenues - inception to date	154	118

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

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues (including other operating income) recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues	% Change

March 31, 2013	$228,548	(9)%
December 31, 2012	250,727	22%
September 30, 2012	205,258	(12)%
June 30, 2012	233,355	5%
March 31, 2012	222,617	—%

Revenues for the three months ended March 31, 2013 included fees from the following technology licensing and enforcement programs:

•	4G Wireless Handsets technology(1)	•	Memory Circuit and Packaging technology(1)
•	Audio Communications Fraud Detection technology	•	Messaging technology
•	Camera Support technology	•	Mobile Computer Synchronization technology
•	Computer Architecture and Power Management technology	•	NOR Flash technology
•	Digital Imaging technology(1)	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology	•	Online Gaming technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Domain Name Redirection technology	•	Power Management Within Integrated Circuits technology
•	Electronic spreadsheet, data analysis and software development technology(1)	•	Prescription Lens technology(1)
•	Enhanced Mobile Communications technology	•	Semiconductor Memory and Process technology(1)
•	Facilities Operation Management System technology	•	Surgical Access technology
•	Gas Modulation Control Systems technology(1)	•	Suture Anchors technology
•	Greeting Card technology(1)	•	Telematics technology
•	Improved Memory Manufacturing technology	•	Wireless Data Synchronization & Data Transfer technology(1)
•	Intercarrier SMS technology(1)	•	Wireless Location Based Services technology(1)
•	Location Based Services technology
__________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2013.

Revenues for the three months ended March 31, 2012 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology(1)	•	Medical Monitoring technology
•	Audio Communications Fraud Detection technology	•	Messaging technology
•	Camera Support technology	•	Network Monitoring technology
•	Consumer Rewards technology(1)	•	NOR Flash technology
•	Data Compression technology	•	Online Auction Guarantee technology
•	DDR SDRAM technology	•	Optical Recording technology
•	Digital Signal Processing Architecture technology	•	Pop-up Internet Advertising technology
•	Disk Array Systems & Storage Area Network technology	•	Power-over-Ethernet technology

•	DMT® technology	•	Rule Based Monitoring technology
•	Document Generation technology	•	Semiconductor Memory and Process Patents technology(1)
•	Impact Instrument technology	•	Shape Memory Alloys technology
•	Improved Anti-Trap Safety Technology for Vehicles technology(1)	•	Telematics technology
•	Improved Lighting technology	•	User Programmable Engine Control technology
•	Improved Memory Manufacturing technology(1)	•	Video Encoding technology
•	Lighting Ballast technology	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Voice-Over-IP technology(1)
__________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2012.

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2013 and 2012
(In thousands, except percentage change values)

	Three Months Ended March 31,		%
	2013	2012	Change

Revenues	$76,861	$99,040	(22)%
Operating costs and expenses	69,766	34,696	101%
Operating income	7,095	64,344	(89)%
Provision for income taxes	(3,272)	(14,747)	(78)%
Net income attributable to Acacia Research Corporation	5,113	49,928	(90)%

Overview - Three months ended March 31, 2013 compared with the three months ended March 31, 2012

•	Revenues decreased $22.2 million, or 22%, to $76.9 million, as compared to $99.0 million in the comparable prior year quarter.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, on a combined basis, increased $22.2 million, or 195%, as compared to the 22% decrease in related revenues for the same periods, due primarily to a significantly higher percentage of revenues generated during the three months ended March 31, 2012 having no inventor royalty obligations (i.e. patent portfolio owned outright without back-end royalty obligation) or contingent legal fee arrangement obligations (i.e. revenues generated without litigation), as compared to the revenues generated during the three months ended March 31, 2013.

◦
Litigation and licensing expenses-patents increased $6.3 million, or 185%, to $9.6 million, due primarily to higher net levels of patent portfolio litigation, litigation support, prosecution, third-party technical consulting and professional expert expenses associated with our continued investment in ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

◦	Amortization of patents increased $6.6 million, or 129%, to $11.7 million, due primarily to amortization expense related to new patent portfolios acquired since March 31, 2012 totaling $6.3 million.

◦	Marketing, general and administrative expenses remained relatively flat for the three month periods presented.

◦
Our effective tax rate was approximately 39% and 23% for the three months ended March 31, 2013 and 2012, respectively. The effective tax rate for the three months ended March 31, 2012 includes a benefit of $10.2 million associated with the release of valuation allowance resulting from the acquisition of ADAPTIX, as described at Note 2 to the consolidated financial statements elsewhere herein.

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of March 31, 2013, December 31, 2012, and March 31, 2012, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 268, 250 and 212 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the three months ended March 31, 2013, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 9 patent portfolios covering a variety of applications, including the following:

•	In January 2013, obtained a patent relating to core fiber optic network architectures.

•
In January 2013, obtained rights to a patent portfolio relating to oil and gas production and will share licensing revenue with the patent owner. The portfolio is comprised of 4 U.S. and 27 foreign patents that relate to polymer based drilling fluids which are widely used in the drilling of oil and gas wells.

•	In January 2013, acquired patents relating to vascular device technology.

•
In January 2013, acquired patents relating to oil and gas production. The patents relate to solids separation technology which addresses removal of solids from drilling fluids used in oil and gas wells.

•
In February 2013, obtained rights to a portfolio of patent assets covering display technologies. The set of patents involved in this transaction relate to certain display technologies used in smartphones, tablets, computers, HDTVs and other devices.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of March 31, 2013, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2012. Refer to Note 2 to the consolidated financial statements included in this report.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three Months Ended March 31, 2013 and 2012

Revenues (in thousands)

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

	Three Months Ended March 31,		$	%
	2013	2012	Change	Change
	(in thousands, except percentage change values)

Revenues	$76,861	$99,040	$(22,179)	(22)%

New agreements executed	29	40	—	—
Average revenue per agreement (in thousands)	$2,650	2,476	—	—

A reconciliation of the change in revenues for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

Three Months Ended March 31,
2013 vs. 2012
(in thousands)
Decrease in number of agreements executed	$(27,236)
Increase in average revenue per agreement executed	5,057
Total change in revenues	$(22,179)

Three licensees individually accounted for 65%, 14% and 13% of revenues recognized during the three months ended March 31, 2013, and three licensees individually accounted for 54%, 20% and 18% of revenues recognized during the three months ended March 31, 2012. On a consolidated basis, as of March 31, 2013, 154 of our licensing programs had begun generating revenues, up from 143 as of December 31, 2012, and 118 as of March 31, 2012.

Cost of Revenues

	Three Months Ended March 31,		$	%
	2013	2012	Change	Change
	(in thousands, except percentage change values)

Inventor royalties	$18,481	$7,594	$10,887	143%
Contingent legal fees	15,032	3,748	11,284	301%
Total	$33,513	$11,342	$22,171	195%

Inventor Royalties and Contingent Legal Fees Expense.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, if any, contingent fee rates, if any, and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, inventor royalties and contingent legal fee expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

Inventor royalties and contingent legal fees, on a combined basis, increased due primarily to a significantly higher percentage of revenues generated during the three months ended March 31, 2012 having no inventor royalty obligations (i.e. patent portfolio owned outright without back-end royalty obligation) or contingent legal fee arrangement obligations (i.e. revenues generated without litigation), as compared to the revenues generated during the three months ended March 31, 2013. A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the interim periods presented is as follows (in thousands, except percentage change values):

	Three Months Ended March 31,	% of Prior Period Balance
	2013 vs. 2012
Inventor Royalties:
Decrease in inventor royalty rates	$(14,731)	(135)%
Decrease in total revenues	(9,853)	(91)%
Decrease in revenues without inventor royalty obligations	35,471	326%
Total change in inventor royalties expense	$10,887	100%

Contingent Legal Fees:
Decrease in contingent legal fee rates	$(483)	(4)%
Decrease in total revenues	(4,703)	(42)%
Decrease in revenues without contingent legal fee obligations	16,470	146%
Total change in contingent legal fees	$11,284	100%

	Three Months Ended March 31,		$	%
	2013	2012	Change	Change
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$9,648	$3,381	$6,267	185%
Amortization of patents	11,730	5,126	6,604	129%
Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Litigation and licensing expenses-patents also includes licensing and enforcement related third-party patent research, development, consulting, and other costs incurred in connection with the licensing and enforcement of patent portfolios.  Litigation and licensing expenses-patents fluctuate from period to period based on patent litigation, enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.

Litigation and licensing expenses-patents increased for the periods presented due primarily to higher net levels of patent portfolio litigation, litigation support, prosecution, third-party technical consulting and professional expert expenses associated with our continued investment in ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The increase for the periods presented was due primarily to amortization expense related to new patent portfolios acquired since March 31, 2012, totaling $6.3 million. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $483,000 and $442,000 for the three months ended March 31, 2013 and 2012, respectively.

Operating Expenses (in thousands)

	Three Months Ended March 31,		$	%
	2013	2012	Change	Change
	(in thousands)
Marketing, general and administrative expenses	$8,693	$8,641	$52	1%
Non-cash stock compensation expense included in marketing, general and administrative expense	5,158	5,090	68	1%
Total marketing, general and administrative expenses	$13,851	$13,731	$120	1%

Research, consulting and other expenses - business development	1,024	1,116	(92)	(8)%

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

Three Months Ended March 31,
2013 vs. 2012
(in thousands)
Licensing, business development, engineering and other personnel costs	$(294)
Variable performance-based compensation costs and other corporate, general and administrative costs	346
Non-cash stock compensation expense	68
Total change in marketing, general and administrative expenses	$120

Income Taxes

	Three Months Ended March 31,
	2013	2012

Provision for income taxes (in thousands)	$(3,272)	$(14,747)
Effective tax rate	39%	23%

Provision for Income Taxes. Tax expense for the periods presented included the impact of the following:

•
Our effective tax rate for the three months ended March 31, 2013 was approximately 39%, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. The effective tax rate for the three months ended March 31, 2012, including the impact of discrete items, was 23%. Discrete items were primarily comprised of $10.2 million of tax benefits recognized resulting from the release of valuation allowance on the majority of our net deferred tax assets in the first quarter of 2012, as described at Note 2 to the consolidated financial statements elsewhere herein.

•
Noncash tax expense calculated without the excess benefit related to the exercise and vesting of equity-based incentive awards, which was credited to additional paid-in capital, not taxes payable, totaled approximately $709,000 and $7.6 million for the three months ended March 31, 2013 and 2012, respectively.

•
As of March 31, 2013, taxes paid or payable totaled approximately $3.4 million, primarily comprised of $2.2 million of foreign withholding taxes withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions, and federal and other state related taxes payable. The 2012 tax provision contemplates utilization of the $2.2 million in foreign taxes withheld in the first quarter of 2013 as a credit against income tax expense calculated for financial statement purposes.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from recent equity financings. Refer to "Cash Flows from Financing Activities" below for information regarding recent equity financings. We retain broad discretion over the use of the net proceeds from recent offerings and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Our management believes that our cash and cash equivalent balances, investments, anticipated cash flows from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least May 2014 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2013.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $327.4 million at March 31, 2013, compared to $311.3 million at December 31, 2012.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012

Net cash provided by (used in):
Operating activities	$16,825	$48,952
Investing activities	(48,214)	(276,886)
Financing activities	2,746	228,699

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2013 decreased to $41.4 million, from $100.7 million in the comparable 2012 period, primarily reflecting the net decrease in revenues for the same periods, as discussed above, and an increase in quarter end accounts receivable from licensees related to agreements executed during the three months ended March 31, 2013. Cash outflows from operations for the three months ended March 31, 2013 decreased to $24.5 million, as compared to $44.1 million in the comparable 2012 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to "Working Capital" below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012

Purchases of property and equipment	$(241)	$(24)
Purchases of available-for-sale investments	(97,225)	(144,762)
Maturities and sales of available-for-sale investments	53,262	20,000
Purchase of ADAPTIX, Inc., net of cash acquired	—	(150,000)
Patent acquisition costs	(4,010)	(2,100)

Net cash used in investing activities	$(48,214)	$(276,886)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012

Proceeds from sale of common stock, net of issuance costs	$—	$219,084
Contributions from noncontrolling interests in operating subsidiary	1,920	1,920
Excess tax benefits from stock-based compensation	709	7,611
Proceeds from exercises of stock options	117	84

Net cash provided by financing activities	$2,746	$228,699

In February 2012, we raised net proceeds of $219.0 million through the sale of 6,122,000 shares of our common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. The net proceeds will continue to be used to finance future acquisitions of patents, other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.

Working Capital

Working capital at March 31, 2013 increased to $324.0 million, compared to $302.6 million at December 31, 2012. Consolidated accounts receivable from licensees increased to $45.4 million at March 31, 2013, compared to $9.8 million at December 31, 2012. Consolidated royalties and contingent legal fees payable increased to $36.7 million at March 31, 2013, compared to $12.5 million at December 31, 2012.

The majority of accounts receivable from licensees at March 31, 2013 were collected or scheduled to be collected in the second quarter of 2013, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the second or third quarter of 2013, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Share Repurchase Program. On November 16, 2012, we announced that our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. Under the stock repurchase program, effective November 16, 2012, we are authorized to purchase in the aggregate up to $100 million of our common stock through the period ending May 15, 2013. Repurchases may be made from time to time by us in the open market or in block purchases in compliance with applicable SEC rules. From the effective date through December 31, 2012, we acquired 1,129,408 shares of our common stock at an average price of $23.65 per share. Repurchases to date were made using existing cash resources and occurred in the open market. No shares were repurchased during the three months ended March 31, 2013. On April 23, 2013, our Board of Directors approved an extension of the stock repurchase program from May 15, 2013 until August 15, 2013.

Subsequent Event. On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the first of the quarterly cash dividends will be paid on May 30, 2013 to shareholders of record at close of business on May 3, 2013. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of our Board of Directors.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2013.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of March 31, 2013 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$5,233	$802	$2,495	$1,114	$822
Scheduled patent acquisition related payments	500	250	250	—	—
Total contractual obligations	$5,733	$1,052	$2,745	$1,114	$822

Uncertain Tax Positions.  At March 31, 2013, we had total unrecognized tax benefits of approximately $2,127,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2012. If recognized, approximately $2,127,000 would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Activity related to the gross unrecognized tax benefits for the year ended December 31, 2012 was as follows (in thousands):

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

At March 31, 2013, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA, U.S. government securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:     May 8, 2013

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