Form 10-Q
period 2013-06-30
ACACIA RESEARCH CORP
filed 2013-08-07
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
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
(Address of principal executive offices; Zip Code)

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

As of August 2, 2013, 49,953,662 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$148,909	$221,804
Short-term investments	171,216	89,475
Accounts receivable	16,781	9,843
Prepaid expenses and other current assets	8,455	3,441
Total current assets	345,361	324,563

Property and equipment, net of accumulated depreciation and amortization	607	339
Patents, net of accumulated amortization	303,489	313,529
Goodwill	30,149	30,149
Other assets	986	137
	$680,592	$668,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses / costs	$15,592	$9,485
Accrued patent acquisition costs	6,508	—
Royalties and contingent legal fees payable	19,986	12,508
Total current liabilities	42,086	21,993

Deferred income taxes	17,279	27,831
Other liabilities	2,323	415
Total liabilities	61,688	50,239
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,883,234 and 49,160,844 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	50	49
Treasury stock, at cost, 1,129,408 shares as of June 30, 2013 and December 31, 2012	(26,731)	(26,731)
Additional paid-in capital	651,346	644,982
Accumulated comprehensive loss	(658)	(1,166)
Accumulated deficit	(13,022)	(5,632)
Total Acacia Research Corporation stockholders’ equity	610,985	611,502
Noncontrolling interests in operating subsidiaries	7,919	6,976
Total stockholders’ equity	618,904	618,478
	$680,592	$668,717

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$23,110	$50,484	$99,971	$149,524
Operating costs and expenses:
Cost of revenues:
Inventor royalties	5,610	9,573	24,091	17,167
Contingent legal fees	4,024	6,607	19,056	10,355
Litigation and licensing expenses - patents	9,918	5,268	19,566	8,649
Amortization of patents	12,578	5,393	24,308	10,519
Marketing, general and administrative expenses (including non-cash stock compensation expense of $6,268 and $11,426 for the three and six months ended June 30, 2013, respectively, and $6,000 and $11,090 for the three and six months ended June 30, 2012, respectively)	13,184	11,903	27,035	25,634
Research, consulting and other expenses - business development	726	1,967	1,750	3,083
Total operating costs and expenses	46,040	40,711	115,806	75,407
Operating income (loss)	(22,930)	9,773	(15,835)	74,117

Other income:
Interest income	397	100	839	156
Net gain on investments	3	2	851	2
Total other income	400	102	1,690	158
Income (loss) before benefit from (provision for) income taxes	(22,530)	9,875	(14,145)	74,275
Benefit from (provision for) income taxes	9,050	(3,494)	5,778	(18,241)
Net income (loss) including noncontrolling interests in operating subsidiaries	(13,480)	6,381	(8,367)	56,034
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	977	(60)	977	215
Net income (loss) attributable to Acacia Research Corporation	$(12,503)	$6,321	$(7,390)	$56,249

Net income (loss) per common share attributable to Acacia Research Corporation:
Basic earnings (loss) per share	$(0.26)	$0.13	$(0.15)	$1.22
Diluted earnings (loss) per share	$(0.26)	$0.13	$(0.15)	$1.19
Weighted average number of shares outstanding, basic	48,008,998	47,944,193	47,934,810	46,155,846
Weighted average number of shares outstanding, diluted	48,008,998	48,938,766	47,934,810	47,208,105

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) attributable to Acacia Research Corporation	$(12,503)	$6,321	$(7,390)	$56,249
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of income tax benefit (expense) of $0 and $0 for the three and six months ended June 30, 2013, respectively, and $64 and ($332) for the three and six months ended June 30, 2012, respectively	(338)	158	1,359	2,588
Reclassification adjustment for gains included in net income	(3)	39	(851)	39
Comprehensive income (loss)	$(12,844)	$6,518	$(6,882)	$58,876

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiaries	$(8,367)	$56,034
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	24,405	10,585
Non-cash stock compensation	11,426	11,090
Excess tax benefits from stock-based compensation	(847)	(10,850)
Change in valuation allowance on deferred taxes	—	(10,237)
Other	—	49

Changes in assets and liabilities:
Accounts receivable	(6,938)	(7,907)
Prepaid expenses and other assets	(5,863)	(271)
Accounts payable and accrued expenses / costs	7,362	13,795
Royalties and contingent legal fees payable	7,478	(4,405)
Deferred income tax	(10,552)	5,522

Net cash provided by operating activities	18,104	63,405

Cash flows from investing activities:
Purchases of property and equipment	(365)	(188)
Purchases of available-for-sale investments	(175,042)	(239,952)
Maturities and sales of available-for-sale investments	93,809	117,462
Purchase of ADAPTIX, Inc., net of cash acquired	—	(150,000)
Patent acquisition costs paid	(6,260)	(40,435)

Net cash used in investing activities	(87,858)	(313,113)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	218,983
Dividends paid to shareholders	(6,149)	—
Contributions from noncontrolling interests in operating subsidiary	1,920	1,920
Excess tax benefits from stock-based compensation	847	10,850
Proceeds from exercises of stock options	241	88

Net cash provided by (used in) financing activities	(3,141)	231,841

Decrease in cash and cash equivalents	(72,895)	(17,867)

Cash and cash equivalents, beginning	221,804	314,733

Cash and cash equivalents, ending	$148,909	$296,866

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued expenses / costs	$8,508	$10,200

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

Acacia’s operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 274 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

A wholly owned subsidiary of Acacia is the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is included in the Company’s consolidated financial statements for the periods presented, as Acacia’s wholly owned subsidiary, as the majority owner and general partner, has the ability to control the operations and activities of the Acacia IP Fund.

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

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2013, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Concentrations. Three licensees individually accounted for 41%, 20% and 12% of revenues recognized during the three months ended June 30, 2013, and three licensees accounted for 50%, 15% and 11% of revenues recognized during the six months ended June 30, 2013. One licensee individually accounted for 72% of revenues recognized during the three months ended June 30, 2012 and four licensees accounted for 36%, 24%, 13% and 12% of revenues recognized during the six months

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ended June 30, 2012. Three licensees individually represented approximately 56%, 20% and 17% of accounts receivable at June 30, 2013. Three licensees individually represented approximately 34%, 30%, and 25% of accounts receivable at December 31, 2012. For the three and six months ended June 30, 2013, 44% and 22%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and six months ended June 30, 2012, 10% and 53%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At June 30, 2013 and December 31, 2012, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income.

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	June 30, 2013
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities(1)	$171,881	$31	$(696)	$171,216
Total short-term investments	$171,881	$31	$(696)	$171,216
(1) Maturity dates ranging from 2013 to 2014.

	December 31, 2012
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$87,394	$20	$(411)	$87,003
Equity securities of certain technology companies	3,254	—	(782)	2,472
Total short-term investments	$90,648	$20	$(1,193)	$89,475

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As of June 30, 2013, Acacia’s effective tax rate was approximately 40%, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. Acacia's effective tax rate for the six months ended June 30, 2012, including the impact of discrete items, was 25%. Discrete items were primarily comprised of the benefit associated with the release of valuation allowance resulting from the acquisition of ADAPTIX, as described below. The tax provisions for the periods presented provides for the utilization (subject to certain limitations, if applicable) of the foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

The deduction related to the exercise and vesting of equity-based incentive awards is available to offset taxable income (loss), if any, on Acacia’s future consolidated tax returns. Accordingly, the noncash tax expense calculated without the benefit related to the exercise and vesting of equity-based incentive awards totaling $847,000 and $10.9 million for the six months ended June 30, 2013 and 2012, respectively, was credited to additional paid-in capital, not taxes payable.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Release of Valuation Allowance. As of December 31, 2011, the Company maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX created an additional source of income to utilize against Acacia's existing consolidated net deferred tax assets. Under the acquisition method of accounting, the impact on the acquiring company's deferred tax assets is recorded outside of acquisition accounting. In addition, the Company estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds, totaling approximately $1.9 million, were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of Acacia's net deferred tax assets was released, resulting in an income tax benefit of approximately $10.2 million, recorded as a credit to income tax expense for the six months ended June 30, 2012. Refer to Note 7 to these consolidated financial statements.

Tax expense included foreign withholding taxes withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions totaling $1,555,000 and $3,730,000, respectively, for the three and six months ended June 30, 2013 and $28,000 and $11,890,000, respectively, for the three and six months ended June 30, 2012 .

3.  EARNINGS (LOSS) PER SHARE

Earnings (Loss) Per Share.  Basic earnings (loss) per share is computed based upon the weighted-average number of common shares outstanding, excluding unvested restricted stock.  Diluted income (loss) per share is computed based upon the weighted-average number of common shares outstanding, including the dilutive effect of common stock equivalents outstanding during the periods.  Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock, and restricted stock units (“Equity-based Incentive Awards”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Weighted-average common shares outstanding - basic	48,008,998	47,944,193	47,934,810	46,155,846
Dilutive effect of equity-based incentive awards	—	994,573	—	1,052,259
Weighted-average common shares outstanding - diluted	48,008,998	48,938,766	47,934,810	47,208,105

Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share	958,727	54,260	960,622	34,260

4.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Acacia’s only identifiable intangible assets at June 30, 2013 and December 31, 2012 are patents and patent rights.  Patent-related accumulated amortization totaled $91,658,000 and $69,850,000 as of June 30, 2013 and December 31, 2012, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to nine years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is approximately seven years.  The following table presents the scheduled annual aggregate amortization expense as of June 30, 2013 (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remainder of 2013	$23,568
2014	46,564
2015	45,448
2016	42,710
2017	41,703
Thereafter	103,496
Total	$303,489

For the six months ended June 30, 2013 and 2012, Acacia paid patent and patent rights acquisition costs totaling $6,260,000 and $40,435,000 (excluding the acquisition of ADAPTIX), respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to ten years. Included in net additions to capitalized patent costs during the six months ended June 30, 2013 and 2012 are accrued future patent acquisition costs totaling $8,508,000 and $10,200,000, respectively. Accrued future patent acquisition costs are amortized over the estimated economic useful life of the related patents acquired.

Refer to Note 7 to these consolidated financial statements for additions to patents and goodwill in connection with Acacia’s acquisition of ADAPTIX and the related application of the acquisition method of accounting.

During the six months ended June 30, 2013 and 2012, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $142,000 and $612,000, for the three and six months ended June 30, 2013, respectively, and $0 and $442,000, for the three and six months ended June 30, 2012, respectively.

During the six months ended June 30, 2013, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $956,000 for the six months ended June 30, 2013.

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

On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the first quarterly cash dividend, totaling $6,149,000, was paid on May 30, 2013 to shareholders of record at the close of business on May 3, 2013. In addition, on July 18, 2013, Acacia announced a second

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

quarterly cash dividend, payable in the amount of $0.125 per share, which will be paid on August 30, 2013, to shareholders of record at the close of business on August 1, 2013. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company's Board of Directors.

Repurchases of Common Stock

On November 16, 2012, Acacia's Board of Directors authorized a program for repurchases of shares of Acacia's outstanding common stock. Under the stock repurchase program, effective November 16, 2012, Acacia was authorized to purchase in the aggregate up to $100,000,000 of its outstanding common stock. On April 23, 2013, Acacia's Board of Directors approved an extension of the repurchase plan from May 15, 2013 until August 15, 2013. Repurchases may be made from time to time by Acacia in the open market or in block purchases in compliance with applicable SEC rules. Repurchases to date were made using existing cash resources and occurred in the open market. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Following are Acacia's monthly stock repurchases, all of which were purchased as part of the publicly announced plan or program:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program

November 16, 2012 - November 30, 2012	256,262	$21.58	$94,470,000
December 1, 2012 - December 31, 2012	873,146	$24.26	$73,268,000
	1,129,408	$23.65

The Company did not repurchase any shares during the three or six months ended June 30, 2013.

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

8. SUBSEQUENT EVENTS

On July 18, 2013, Acacia announced that its Board of Directors approved a second quarterly cash dividend payable in the amount of $0.125 per share per quarter. The quarterly cash dividend will be paid on August 30, 2013 to shareholders of record at close of business on August 1, 2013. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company's Board of Directors.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to acquire new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,295 license agreements executed to date across 157 of our technology licensing and enforcement programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 274 patent portfolios, which include U.S. patents, and certain foreign counterparts covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Executive Summary

Our operating activities for the periods presented were principally focused on continuing to build our market leadership position in patent acquisitions, development, licensing and enforcement.

During the three months ended June 30, 2013, we reported revenues of $23.1 million from 43 new revenue agreements covering 28 different licensing programs, including 3 licensing programs generating initial revenues in the quarter. We increased our cash and investments to $320.1 million as of June 30, 2013 from $311.3 million as of December 31, 2012.

During the three months ended June 30, 2013, we acquired control of 7 new patent portfolios and invested $10.8 million (including $8.5 million in future payments accrued as of June 30, 2013) in patent portfolio acquisition up-front advances.

During the three months ended June 30, 2013, we acquired patents relating to energy efficiency in the commercial and residential markets, patents relating to automatic illumination in the automotive market, and patents in the technology sector relating to ink jet printing, high speed circuit interconnect and display control, content security in consumer electronics, PCs and mobile devices, and printer technologies. We also partnered with a major technology company for patents relating to microprocessor and memory technology.

We continue to see an acceleration in opportunities for partnering with companies in the technology, energy, medical technology and other sectors for the licensing of their patented technologies, and are also expanding our activity in international markets, both of which we expect will expand and diversify our future revenue generating opportunities. During the three months ended June 30, 2013 we expanded our management team with key hires of experienced intellectual property acquisition and licensing executives from industry that will facilitate our continued development of these growth areas.

Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues (in thousands)	$23,110	$50,484	$99,971	$149,524
New agreements executed	43	38	72	78
Licensing and enforcement programs generating revenues	28	27	40	45
Licensing and enforcement programs with initial revenues	3	7	14	13
New patent portfolios	7	27	16	32
Cumulative number of licensing and enforcement programs generating revenues - inception to date	157	125	157	125

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

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues (including other operating income) recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues for the periods presented were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues	% Change

June 30, 2013	$201,174	(12)%
March 31, 2013	228,548	(9)%
December 31, 2012	250,727	22%
September 30, 2012	205,258	(12)%
June 30, 2012	233,355	—%

Revenues for the six months ended June 30, 2013 included fees from the following technology licensing and enforcement programs:

•	4G Wireless Handsets technology(1)	•	Interstitial and Pop-Up Internet Advertising technology
•	Audio Communications Fraud Detection technology	•	Lighting Ballast technology
•	Broadband Communications technology(1)(2)	•	Location Based Services technology
•	Business Process Modeling technology	•	Memory Circuit and Packaging technology(1)
•	Camera Support technology	•	Messaging technology
•	Catheter Ablation technology(1)(2)	•	Mobile Computer Synchronization technology
•	Computer Architecture and Power Management technology	•	NOR Flash technology
•	Digital Imaging technology(1)	•	Online Auction Guarantees technology
•	Digital Signal Processing Architecture technology	•	Online Gaming technology
•	DMT® technology	•	Power Management Within Integrated Circuits technology
•	Domain Name Redirection technology	•	Prescription Lens technology(1)
•	Electronic spreadsheet, data analysis and software development technology(1)	•	Semiconductor Memory and Process technology(1)
•	Enhanced Mobile Communications technology	•	Semiconductor Packaging technology(1)(2)
•	Facilities Operation Management System technology	•	Surgical Access technology
•	Gas Modulation Control Systems technology(1)	•	Suture Anchors technology
•	Greeting Card technology(1)	•	Telematics technology
•	Improved Memory Manufacturing technology	•	User Programmable Engine Control technology
•	Information Portal Software technology	•	Video Analytics for Security technology
•	Information Storage, Searching & Retrieval technology	•	Wireless Data Synchronization & Data Transfer technology(1)
•	Intercarrier SMS technology(1)	•	Wireless Location Based Services technology(1)
__________________________________________

(1)	Initial revenues recognized during the six months ended June 30, 2013.
(2)	Initial revenues recognized during the three months ended June 30, 2013.

Revenues for the six months ended June 30, 2012 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology(1)	•	Messaging technology
•	Audio Communications Fraud Detection technology	•	Mobile Computer Synchronization technology
•	Camera Support technology	•	Online Auction Guarantee technology
•	Consumer Rewards technology(1)	•	Network Monitoring technology
•	Data Compression technology	•	NOR Flash technology
•	DDR SDRAM technology	•	Optical Recording technology
•	Digital Signal Processing Architecture technology	•	Optical Switching technology
•	Disk Array Systems & Storage Area Network technology	•	Pop-up Internet Advertising technology
•	DMT® technology	•	Power-over-Ethernet technology
•	Document Generation technology	•	Rule Based Monitoring technology
•	Dynamic Random Access Memory technology(1)(2)	•	Semiconductor Memory and Process Patents technology(1)
•	Facilities Operation Management System technology	•	Shape Memory Alloys technology
•	Hearing Aid technology(1)(2)	•	Software Activation technology(1)(2)
•	Impact Instrument technology	•	Targeted Content Delivery technology
•	Improved Anti-Trap Safety Technology for Vehicles technology(1)	•	Telematics technology
•	Improved Lighting technology	•	User Programmable Engine Control technology
•	Improved Memory Manufacturing technology(1)	•	Video Delivery and Processing technology(1)(2)
•	Information Storage, Searching and Retrieval technology(1)(2)	•	Video Encoding technology
•	Integrated Access technology(1)(2)	•	Videoconferencing technology(1)(2)
•	Lighting Ballast technology	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Voice-Over-IP technology(1)
•	Medical Monitoring technology	•	Website Crawling technology
•	MEMS technology

__________________________________________

(1)	Initial revenues recognized during the three months ended June 30, 2012.
(2)	Initial revenues recognized during the six months ended June 30, 2012.

Summary of Results of Operations - Overview
For the Three and Six Months Ended June 30, 2013 and 2012
(In thousands, except percentage change values)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2013	2012	Change	2013	2012	Change

Revenues	$23,110	$50,484	(54)%	$99,971	$149,524	(33)%
Operating costs and expenses	46,040	40,711	13%	115,806	75,407	54%
Operating income (loss)	(22,930)	9,773	(335)%	(15,835)	74,117	(121)%
Benefit from (provision for) income taxes	9,050	(3,494)	(359)%	5,778	(18,241)	(132)%
Net income (loss) attributable to Acacia Research Corporation	(12,503)	6,321	(298)%	(7,390)	56,249	(113)%

Overview - Three months ended June 30, 2013 compared with the three months ended June 30, 2012

•	Revenues decreased $27.4 million, or 54%, to $23.1 million, as compared to $50.5 million in the comparable prior year quarter.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, on a combined basis, decreased $6.5 million, or 40%, as compared to the 54% decrease in related revenues for the same periods, due primarily to a significantly higher percentage of revenues generated during the three months ended June 30, 2012 having lower or no contingent legal fee arrangement obligations, as compared to the revenues generated during the three months ended June 30, 2013.

◦
Litigation and licensing expenses-patents increased $4.7 million, or 88%, to $9.9 million, due primarily to an increase in strategic patent portfolio prosecution costs, an increase in international enforcement costs, and higher net levels of litigation support and third-party technical consulting expenses associated with our continued investment in ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. We expect patent-related legal expenses to continue to fluctuate period to period in connection with our current and future patent acquisition, development, licensing and enforcement activities.

◦
Amortization of patents increased $7.2 million, or 133%, to $12.6 million, due primarily to amortization expense related to new patent portfolios acquired since June 30, 2012 totaling $4.0 million and an increase in scheduled patent amortization for patent portfolios acquired in the latter portion of the prior year quarter totaling $2.1 million.

◦
Marketing, general and administrative expenses increased $1.3 million, or 11%, to $13.2 million, due primarily to a net increase in personnel related costs and minor increases in non-cash stock compensation expense, corporate facilities and general and administrative costs.

•
Our effective tax rate was approximately 40% and 35% for the three months ended June 30, 2013 and 2012, respectively. The effective tax rate for the three months ended June 30, 2012 includes non-cash tax expense of $3.2 million was credited to additional-paid-in capital, not taxes payable. Refer to “Comparison of Results of Operations” below for additional information.

Overview - Six months ended June 30, 2013 compared with the six months ended June 30, 2012

•	Revenues decreased $49.6 million, or 33%, to $100.0 million, as compared to $149.5 million in the comparable prior year period.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, on a combined basis, increased $15.6 million, or 57%, as compared to the 33% decrease in related revenues for the same periods, due primarily to a significantly higher percentage of revenues generated during the six months ended June 30, 2012 having no inventor royalty obligations (i.e. patent portfolio owned outright without back-end royalty obligation) or contingent legal fee arrangement obligations (i.e. revenues generated without litigation), as compared to the revenues generated during the six months ended June 30, 2013.

◦
Litigation and licensing expenses-patents increased $10.9 million, or 126%, to $19.6 million, due primarily to an increase in strategic patent portfolio prosecution costs, an increase in international enforcement costs, and higher net levels of litigation support and third-party technical consulting expenses associated with our continued investment in ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year period.

◦
Amortization of patents increased $13.8 million, or 131%, to $24.3 million, due primarily to amortization expense related to new patent portfolios acquired since June 30, 2012 totaling $8.2 million and an increase in scheduled patent amortization for patent portfolios acquired in the latter portion of the prior year period totaling $4.5 million.

◦
Marketing, general and administrative expenses increased $1.4 million, or 5%, to $27.0 million, due primarily to a net increase in licensing, business development, and engineering personnel since the end of the prior year quarter, and minor increases in non-cash stock compensation expense, corporate facilities and general and administrative costs.

•
Our effective tax rate was approximately 41% and 25% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rate for the six months ended June 30, 2012 includes a benefit of $10.2 million associated with the release of valuation allowance resulting from the acquisition of ADAPTIX, as described at Note 2 to the consolidated financial statements elsewhere herein.

Acquisition of ADAPTIX, Inc.

On January 12, 2012, a wholly owned operating subsidiary of ours completed its acquisition of ADAPTIX, which held no material assets other than its portfolio of patents and $10 million in cash, through a merger with and into ADAPTIX, with ADAPTIX as the surviving corporation. Upon completion of the merger, ADAPTIX became a wholly-owned subsidiary of our operating subsidiary. The total consideration paid in connection with the merger was approximately $160 million, paid in cash.

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of June 30, 2013, December 31, 2012, and June 30, 2012, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 274, 250 and 238 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the six months ended June 30, 2013, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 16 patent portfolios covering a variety of applications, including the following:

•	In January 2013, obtained a patent relating to core fiber optic network architectures.

•
In January 2013, obtained rights to a patent portfolio relating to oil and gas production and will share licensing revenue with the patent owner. The portfolio is comprised of 4 U.S. and 27 foreign patents that relate to polymer-based drilling fluids which are widely used in the drilling of oil and gas wells.

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

•	In April 2013, acquired over 40 issued patents relating to microprocessor and memory technology and will share licensing revenue with the patent owner.

•
In April 2013, acquired the rights to an automotive illumination patent portfolio from Rambus Inc. (Nasdaq: RMBS), the innovative technology solutions company. The portfolio relates to automotive and vehicular illumination applications including headlights, taillights, and internal and external lighting. As part of this transaction, Rambus received an initial upfront payment and is expected to receive subsequent payments.

•
In June 2013, acquired patents for high speed circuit interconnect and display control technology used in consumer electronics, PCs and mobile devices such as smartphones, tablets, and laptops from a major semiconductor technology company.

•	In June 2013, acquired patents for content security used in consumer electronics and mobile devices such as smartphones, tablets, and laptops from a major semiconductor technology company.

•	In June 2013, acquired the rights to a patent portfolio covering ink jet printer and ink jet printing technologies.

•	In June 2013, acquired the rights to a patent portfolio covering printer and printing technologies.

•
In June 2013, obtained U.S. and Canadian patents relating to energy efficiency in commercial and residential building markets. The portfolio broadly covers reflective and radiant barrier insulation technology which dramatically improves heating and cooling efficiency.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of June 30, 2013, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%

Revenues (in thousands)	$23,110	$50,484	$(27,374)	(54)%	$99,971	$149,524	$(49,553)	(33)%
New agreements executed	43	38			72	78
Average revenue per agreement (in thousands)	$537	$1,329			$1,388	$1,917

A reconciliation of the change in revenues for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013 vs. 2012	2013 vs. 2012
	(in thousands)
Increase (decrease) in number of agreements executed	$2,687	$(8,369)
Decrease in average revenue per agreement executed	(30,061)	(41,184)
Total change in revenues	$(27,374)	$(49,553)

Three licensees individually accounted for 41%, 20% and 12% of revenues recognized during the three months ended June 30, 2013, and three licensees accounted for 50%, 15% and 11% of revenues recognized during the six months ended June 30, 2013. One licensee individually accounted for 72% of revenues recognized during the three months ended June 30, 2012 and four licensees accounted for 36%, 24%, 13% and 12% of revenues recognized during the six months ended June 30, 2012. On a consolidated basis, as of June 30, 2013, 157 of our licensing programs had begun generating revenues, up from 143 as of December 31, 2012, and 125 as of June 30, 2012.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentage change values)

Inventor royalties	$5,610	$9,573	$(3,963)	(41)%	$24,091	$17,167	$6,924	40%
Contingent legal fees	4,024	6,607	(2,583)	(39)%	19,056	10,355	8,701	84%
Total	$9,634	$16,180	$(6,546)	(40)%	$43,147	$27,522	$15,625	57%

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

A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, is as follows (in thousands, except percentage change values):

	Three Months Ended June 30,	%	Six Months Ended June 30,	%
	2013 vs. 2012		2013 vs. 2012
Inventor Royalties:
Decrease in total revenues	$(9,129)	230%	$(19,245)	(278)%
Decrease in inventor royalty rates	(1,576)	40%	(12,338)	(178)%
Decrease in revenues without inventor royalty obligations	6,742	(170)%	38,507	556%
Total change in inventor royalties expense	$(3,963)	100%	$6,924	100%

Contingent Legal Fees:
Decrease in total revenues	$(6,258)	242%	$(11,043)	(127)%
Decrease in contingent legal fee rates	(1,118)	43%	(2,431)	(28)%
Decrease in revenues without contingent legal fee obligations	4,793	(185)%	22,175	255%
Total change in contingent legal fees	$(2,583)	100%	$8,701	100%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Litigation and licensing expenses - patents	$9,918	$5,268	$19,566	$8,649
Amortization of patents	12,578	5,393	24,308	10,519
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

Litigation and licensing expenses-patents increased for the periods presented due primarily to an increase in strategic patent portfolio prosecution costs, an increase in international enforcement costs, and higher net levels of patent portfolio litigation, litigation support, prosecution, third-party technical consulting and professional expert expenses associated with our continued investment in ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The change in amortization expense for the periods presented was due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013 vs. 2012	2013 vs. 2012
	(in thousands)
Amortization on new patent portfolios acquired since the end of the prior year period	$3,990	8,169
Increase in scheduled amortization on acquisitions during comparable prior year period with partial amortization during prior period	2,097	4,494
Increase in accelerated amortization related to upfront recovery of patent acquisition costs	142	170
Patent portfolio terminations pursuant to terms of respective agreements	956	956
Total change in patent amortization expense	$7,185	$13,789

Operating Expenses (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Marketing, general and administrative expenses	$6,916	$5,903	$15,609	$14,544
Non-cash stock compensation expense	6,268	6,000	11,426	11,090
Total marketing, general and administrative expenses	$13,184	$11,903	$27,035	$25,634

Research, consulting and other expenses - business development	726	1,967	1,750	3,083

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, gross receipts-based state taxes and other corporate costs.  A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013 vs. 2012	2013 vs. 2012
	(in thousands)
Licensing, business development, engineering and other personnel costs	$1,022	728
Variable performance-based compensation costs and other corporate, general and administrative costs	(389)	(43)
Corporate, general and administrative costs	380	380
Non-cash stock compensation expense	268	336
Total change in marketing, general and administrative expenses	$1,281	$1,401

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Benefit from (provision for) income taxes (in thousands)	$9,050	$(3,494)	$5,778	$(18,241)
Effective tax rate	40%	35%	41%	25%

Benefit from (Provision for) Income Taxes. Tax benefit (expense) for the periods presented included the impact of the following:

•
Our effective tax rates for the three and six months ended June 30, 2013 were approximately 40% and 41%, respectively, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. The effective tax rate for the six months ended June 30, 2012, included the impact of $10.2 million of tax benefits recognized resulting from the release of valuation allowance on the majority of our net deferred tax assets in the first quarter of 2012, as described at Note 2 to the consolidated financial statements elsewhere herein.

•
Noncash tax expense calculated without the excess benefit related to the exercise and vesting of equity-based incentive awards, which was credited to additional paid-in capital, not taxes payable, totaled $138,000 and $847,000 for the three and six months ended June 30, 2013, respectively, and $3.2 million and $10.9 million for the three and six months ended June 30, 2012, respectively.

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

Our management believes that our cash and cash equivalent balances, investments, anticipated cash flows from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least August 2014 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2013.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $320.1 million at June 30, 2013, compared to $311.3 million at December 31, 2012.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended June 30,
	2013	2012

Net cash provided by (used in):
Operating activities	$18,104	$63,405
Investing activities	(87,858)	(313,113)
Financing activities	(3,141)	231,841

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2013 decreased to $93.0 million, from $141.6 million in the comparable 2012 period, primarily reflecting the net decrease in revenues for the same periods, as discussed above, and an increase in quarter end accounts receivable from licensees related to agreements executed during the three months ended June 30, 2013. Cash outflows from operations for the six months ended June 30, 2013 decreased to $64.4 million, as compared to $83.7 million in the comparable 2012 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to "Working Capital" below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012

Purchases of property and equipment	$(365)	$(188)
Purchases of available-for-sale investments	(175,042)	(239,952)
Maturities and sales of available-for-sale investments	93,809	117,462
Purchase of ADAPTIX, Inc., net of cash acquired	—	(150,000)
Patent acquisition costs paid	(6,260)	(40,435)

Net cash used in investing activities	$(87,858)	$(313,113)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012

Proceeds from sale of common stock, net of issuance costs	$—	$218,983
Dividends paid to shareholders	(6,149)	—
Contributions from noncontrolling interests in operating subsidiary	1,920	1,920
Excess tax benefits from stock-based compensation	847	10,850
Proceeds from exercises of stock options	241	88

Net cash provided by (used in) financing activities	$(3,141)	$231,841

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

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the first of the quarterly cash dividends, totaling $6,149,000, were paid on May 30, 2013 to shareholders of record at the close of business on May 3, 2013.

Working Capital

Working capital at June 30, 2013 increased to $309.8 million, compared to $302.6 million at December 31, 2012. Consolidated accounts receivable from licensees increased to $16.8 million at June 30, 2013, compared to $9.8 million at December 31, 2012. Consolidated royalties and contingent legal fees payable increased to $20.0 million at June 30, 2013, compared to $12.5 million at December 31, 2012.

The majority of accounts receivable from licensees at June 30, 2013 were collected or scheduled to be collected in the third quarter of 2013, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the third or fourth quarter of 2013, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Share Repurchase Program. On November 16, 2012, we announced that our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. Under the stock repurchase program, effective November 16, 2012, we are authorized to purchase in the aggregate up to $100 million of our common stock through the period ending May 15, 2013. Repurchases may be made from time to time by us in the open market or in block purchases in compliance with applicable SEC rules. From the effective date through December 31, 2012, we acquired 1,129,408 shares of our common stock at an average price of $23.65 per share. We repurchased shares through December 14, 2012 (trading window close date pursuant to applicable regulations) in the open market using existing cash resources. We did not repurchase any shares during the three or six months ended June 30, 2013. On April 23, 2013, our Board of Directors approved an extension of the stock repurchase program from May 15, 2013 until August 15, 2013.

Subsequent Event. On July 18, 2013, Acacia announced a second quarterly cash dividend, payable in the amount of $0.125 per share, which will be paid on August 30, 2013, to shareholders of record at the close of business on August 1, 2013. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company's Board of Directors.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2013.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of June 30, 2013 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$5,001	$570	$2,495	$1,114	$822
Scheduled patent acquisition related payments	8,508	6,508	2,000	—	—
Total contractual obligations	$13,509	$7,078	$4,495	$1,114	$822

Uncertain Tax Positions.  At June 30, 2013, we had total unrecognized tax benefits of approximately $2,127,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2012. If recognized, approximately $2,127,000 would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Activity related to the gross unrecognized tax benefits for the year ended December 31, 2012 was as follows (in thousands):

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

At June 30, 2013, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA, U.S. government securities.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

10.1	2013 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Annex A of the Company's Definitive Proxy Statement filed with the Commission on April 24, 2013)
10.2
Form of Stock Issuance Agreement to be used under the 2013 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

/s/ Matthew Vella
By: Matthew Vella
Chief Executive Officer and President
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     August 6, 2013

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

10.1	2013 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Annex A of the Company's Definitive Proxy Statement filed with the Commission on April 24, 2013).
10.2
Form of Stock Issuance Agreement to be used under the 2013 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Commission on May 22, 2013).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.