Form 10-Q
period 2013-09-30
ACACIA RESEARCH CORP
filed 2013-11-07
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
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

As of November 4, 2013, 49,926,750 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$118,303	$221,804
Short-term investments	166,998	89,475
Accounts receivable	16,812	9,843
Deferred income tax	19,974	1,014
Prepaid expenses and other current assets	7,414	2,427
Total current assets	329,501	324,563

Property and equipment, net of accumulated depreciation and amortization	778	339
Patents, net of accumulated amortization	296,272	313,529
Goodwill	30,149	30,149
Other assets	1,016	137
	$657,716	$668,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses / costs	$16,310	$9,485
Accrued patent acquisition costs	8,750	—
Royalties and contingent legal fees payable	8,313	12,508
Total current liabilities	33,373	21,993

Deferred income taxes	17,748	27,831
Other liabilities	1,322	415
Total liabilities	52,443	50,239
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,922,626 and 49,160,844 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	50	49
Treasury stock, at cost, 1,129,408 shares as of September 30, 2013 and December 31, 2012	(26,731)	(26,731)
Additional paid-in capital	653,326	644,982
Accumulated comprehensive loss	(783)	(1,166)
Accumulated deficit	(28,733)	(5,632)
Total Acacia Research Corporation stockholders’ equity	597,129	611,502
Noncontrolling interests in operating subsidiaries	8,144	6,976
Total stockholders’ equity	605,273	618,478
	$657,716	$668,717

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$15,520	$34,939	$115,491	$184,463
Operating costs and expenses:
Cost of revenues:
Inventor royalties	2,353	5,032	26,444	22,199
Contingent legal fees	2,547	8,833	21,603	19,188
Litigation and licensing expenses - patents	10,870	5,973	30,436	14,622
Amortization of patents	12,615	10,412	36,923	20,931
Marketing, general and administrative expenses (including non-cash stock compensation expense of $9,386 and $20,812 for the three and nine months ended September 30, 2013, respectively, and $6,285 and $17,375 for the three and nine months ended September 30, 2012, respectively)	18,235	11,914	45,270	37,548
Research, consulting and other expenses - business development	730	1,139	2,480	4,222
Other	3,506	—	3,506	—
Total operating costs and expenses	50,856	43,303	166,662	118,710
Operating income (loss)	(35,336)	(8,364)	(51,171)	65,753

Other income (loss):
Interest income	554	121	1,393	277
Write off of investment	—	(45)	—	(45)
Net gain (loss) on investments	(274)	(117)	577	(115)
Total other income (loss)	280	(41)	1,970	117
Income (loss) before benefit from (provision for) income taxes	(35,056)	(8,405)	(49,201)	65,870
Benefit from (provision for) income taxes	19,570	1,938	25,348	(16,303)
Net income (loss) including noncontrolling interests in operating subsidiaries	(15,486)	(6,467)	(23,853)	49,567
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(225)	(152)	752	63
Net income (loss) attributable to Acacia Research Corporation	$(15,711)	$(6,619)	$(23,101)	$49,630

Net income (loss) attributable to common stockholders - basic	$(15,904)	$(6,619)	$(23,458)	$47,989
Net income (loss) attributable to common stockholders - diluted	$(15,904)	$(6,619)	$(23,458)	$48,000

Basic income (loss) per common share	$(0.33)	$(0.14)	$(0.49)	$1.02
Diluted income (loss) per common share	$(0.33)	$(0.14)	$(0.49)	$1.02

Weighted average number of shares outstanding - basic	48,330,149	48,332,878	48,068,038	46,886,820
Weighted average number of shares outstanding - diluted	48,530,105	48,641,374	48,288,937	47,239,135

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss) attributable to Acacia Research Corporation	$(15,711)	$(6,619)	$(23,101)	$49,630
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of income tax benefit (expense) of $0 and $0 for the three and nine months ended September 30, 2013, respectively, and $323 and ($9) for the three and nine months ended September 30, 2012, respectively	149	(588)	(194)	2,000
Reclassification adjustment for (gains) losses included in net income	(274)	173	577	212
Total other comprehensive income (loss)	(15,836)	(7,034)	(22,718)	51,842
Comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Acacia Research Corporation	$(15,836)	$(7,034)	$(22,718)	$51,842

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiaries	$(23,853)	$49,567
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	37,085	21,034
Non-cash stock compensation	20,812	17,375
Excess tax (benefits) expense from stock-based compensation	358	(7,554)
Change in valuation allowance on deferred taxes	—	(10,237)
Other	(22)	490

Changes in assets and liabilities:
Accounts receivable	(6,969)	(13,720)
Prepaid expenses and other assets	(5,866)	(1,485)
Accounts payable and accrued expenses / costs	6,874	10,244
Royalties and contingent legal fees payable	(4,195)	(2,030)
Deferred taxes, net	(29,043)	6,546

Net cash provided by (used in) operating activities	(4,819)	70,230

Cash flows from investing activities:
Purchases of property and equipment	(579)	(200)
Purchases of available-for-sale investments	(232,809)	(305,007)
Maturities and sales of available-for-sale investments	155,669	169,016
Purchase of ADAPTIX, Inc., net of cash acquired	—	(150,000)
Patent acquisition costs paid	(10,416)	(64,960)

Net cash used in investing activities	(88,135)	(351,151)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	218,983
Distributions to noncontrolling interests in operating subsidiary	—	(312)
Dividends paid to shareholders	(12,392)	—
Contributions from noncontrolling interests in operating subsidiary	1,920	3,840
Repurchased restricted common stock	(18)	—
Excess tax benefits from stock-based compensation	(358)	7,554
Proceeds from exercises of stock options	301	274

Net cash provided by (used in) financing activities	(10,547)	230,339

Decrease in cash and cash equivalents	(103,501)	(50,582)

Cash and cash equivalents, beginning	221,804	314,733

Cash and cash equivalents, ending	$118,303	$264,151

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$9,750	$8,000

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

Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Acacia’s operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

In January 2012, a wholly owned operating subsidiary of Acacia acquired ADAPTIX, Inc., a Delaware Corporation (“ADAPTIX”), a pioneer in the development of 4G technologies for wireless systems, for cash consideration of $160 million, as described at Note 7 to these consolidated financial statements.

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

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2013, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Concentrations. Three licensees individually accounted for 34%, 31% and 19% of revenues recognized during the three months ended September 30, 2013, and two licensees accounted for 43% and 17% of revenues recognized during the nine months ended September 30, 2013. Five licensees individually accounted for 30%, 13%, 10%, 10% and 10% of revenues recognized during the three months ended September 30, 2012 and four licensees accounted for 29%, 20%, 11% and 10% of

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

revenues recognized during the nine months ended September 30, 2012. Four licensees individually represented approximately 32%, 27%, 18% and 16% of accounts receivable at September 30, 2013. Three licensees individually represented approximately 34%, 30%, and 25% of accounts receivable at December 31, 2012. For the three and nine months ended September 30, 2013, 54% and 26%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and nine months ended September 30, 2012, 12% and 45%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At September 30, 2013 and December 31, 2012, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income.

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	September 30, 2013
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities(1)	$167,788	$60	$(850)	$166,998
Total short-term investments	$167,788	$60	$(850)	$166,998
(1) Maturity dates ranging from 2013 to 2014.

	December 31, 2012
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$87,394	$20	$(411)	$87,003
Equity securities of certain technology companies	3,254	—	(782)	2,472
Total short-term investments	$90,648	$20	$(1,193)	$89,475

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

Patents.  Patents includes the cost of patents or patent rights (hereinafter, collectively “patents”), acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to eight years.

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31 for Acacia) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Acacia considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.

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

For the nine months ended September 30, 2013, Acacia’s effective tax rate was approximately 52%, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. Acacia’s effective tax rate for the nine months ended September 30, 2012, including the impact of discrete items, was 25%. Discrete items were primarily comprised of the benefit associated with the release of valuation allowance resulting from the acquisition of ADAPTIX, as described below. The tax provisions for the periods presented provides for the utilization (subject to certain limitations, if applicable) of the foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

The deduction related to the exercise and vesting of equity-based incentive awards is available to offset taxable income (loss), if any, on Acacia’s future consolidated tax returns. Accordingly, the noncash tax expense calculated without the benefit (expense) related to the exercise and vesting of equity-based incentive awards totaling $(358,000) and $7,554,000 for the nine months ended September 30, 2013 and 2012, respectively, was reflected in additional paid-in capital, not taxes payable.

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

Tax expense included foreign withholding taxes withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions totaling $875,000 and $4,605,000, for the three and nine months months ended September 30, 2013, respectively, and $0 and $11,890,000, for the three and nine months ended September 30, 2012, respectively.

Revision of Prior Period Earnings (Loss) Per Share - Two-Class Method. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q as of and for the three months ended September 30, 2013, the Company determined that its basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” The Company’s unvested restricted shares outstanding are considered “participating securities” because they include non-forfeitable rights to dividends.

Pursuant to guidance set forth in Staff Accounting Bulletin (“SAB”) No. 99, "Materiality," the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements presented herein were revised, in accordance with SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Refer to Note 3 for additional information.

3.  EARNINGS (LOSS) PER SHARE

The Company computes net income attributable to common stockholders using the two-class method required for capital structures that include participating securities. Under the two-class method, securities that participate in non-forfeitable dividends, such as the Company’s outstanding unvested restricted stock, are considered “participating securities.”

In applying the two-class method, (i) basic net income (loss) per share is computed by dividing net income (less any dividends paid on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period and (ii) diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying the two-class method and the treasury stock method to the assumed exercise or vesting of potentially dilutive common shares. The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options, and restricted stock units for calculations utilizing the two-class method, and also include unvested restricted stock, when utilizing the treasury method.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Basic
Net income (loss)	$(15,711)	$(6,619)	$(23,101)	$49,630
Undistributed earnings allocated to participating securities	—	—	—	(1,641)
Total dividends declared / paid	(6,243)	—	(12,392)	—
Dividends attributable to common stockholders	6,050	—	12,035	—
Net income (loss) attributable to common stockholders – basic	$(15,904)	$(6,619)	$(23,458)	$47,989

Diluted
Net income (loss)	$(15,711)	$(6,619)	$(23,101)	$49,630
Undistributed earnings allocated to participating securities	—	—	—	(1,630)
Total dividends declared / paid	(6,243)	—	(12,392)	—
Dividends attributable to common stockholders	6,050	—	12,035	—
Net income (loss) attributable to common stockholders – diluted	$(15,904)	$(6,619)	$(23,458)	$48,000

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic	48,330,149	48,332,878	48,068,038	46,886,820
Effect of potentially dilutive securities:
Common stock options and restricted stock units	199,956	308,496	220,899	352,315
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	48,530,105	48,641,374	48,288,937	47,239,135

Basic net income (loss) per common share	$(0.33)	$(0.14)	$(0.49)	$1.02
Diluted net income (loss) per common share	$(0.33)	$(0.14)	$(0.49)	$1.02

Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share were immaterial for the applicable periods presented.

Revision of Prior Period Earnings (Loss) Per Share - Two-Class Method. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q as of and for the three months ended September 30, 2013, the Company determined that its basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Previously, basic earnings (loss) per share was computed based upon the weighted-average number of common shares outstanding, excluding unvested restricted stock, and diluted income (loss) per share was computed based upon the weighted-average number of common shares outstanding, including the dilutive effect of common stock equivalents outstanding during the periods, determined by applying the treasury stock method to the assumed exercise of outstanding employee stock options, and the assumed vesting of outstanding unvested restricted stock and restricted stock units.

Pursuant to the guidance set forth in SAB No. 99, "Materiality," the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements presented herein were revised. The impact of the revision to the comparable prior period earnings (loss) per share calculations using the two-class method were as follows:

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Numerator:
Net income (loss) attributable to common stockholders – basic and diluted - As Reported	$(6,619)	$49,630
Net income (loss) attributable to common stockholders – basic - As Adjusted	$(6,619)	$47,989
Net income (loss) attributable to common stockholders – diluted - As Adjusted	$(6,619)	$48,000

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic - As Reported	48,332,878	46,886,820
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic - As Adjusted	48,332,878	46,886,820
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted - As Reported	48,332,878	47,795,819
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted - As Adjusted	48,641,374	47,239,135

Basic net income (loss) per common share - As Reported	$(0.14)	$1.06
Basic net income (loss) per common share - As Adjusted	$(0.14)	$1.02
Diluted net income (loss) per common share - As Reported	$(0.14)	$1.04
Diluted net income (loss) per common share - As Adjusted	$(0.14)	$1.02

4.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Acacia’s only identifiable intangible assets at September 30, 2013 and December 31, 2012 are patents and patent rights.  Patent-related accumulated amortization totaled $103,273,000 and $69,850,000 as of September 30, 2013 and December 31, 2012, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to eight years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is approximately seven years.  The following table presents the scheduled annual aggregate amortization expense as of September 30, 2013 (in thousands):

Remainder of 2013	$11,980
2014	47,335
2015	46,219
2016	43,486
2017	42,474
Thereafter	104,778
Total	$296,272

For the nine months ended September 30, 2013 and 2012, Acacia paid patent and patent rights acquisition costs totaling $10,416,000 and $64,960,000 (excluding the acquisition of ADAPTIX), respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to ten years. Included in net additions to capitalized patent costs during the nine months ended September 30, 2013 and 2012 are accrued future patent acquisition costs totaling

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$9,750,000 and $8,000,000, respectively. Accrued future patent acquisition costs are amortized over the estimated economic useful life of the related patents acquired.

Refer to Note 7 to these consolidated financial statements for additions to patents and goodwill in connection with Acacia’s acquisition of ADAPTIX and the related application of the acquisition method of accounting.

During the nine months ended September 30, 2013 and 2012, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $0 and $593,000, for the three and nine months ended September 30, 2013, respectively, and $152,000 and $534,000, for the three and nine months ended September 30, 2012, respectively.

During the nine months ended September 30, 2013, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $1,630,000 for the nine months ended September 30, 2013 and $3,023,000 for the nine months ended September 30, 2012.

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

On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company has paid two quarterly cash dividends totaling $12,392,000 during the nine months ended September 30, 2013. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

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

The total consideration paid by ARG in connection with the Merger was approximately $160 million in cash. Based on the total purchase consideration and the estimate of the assets acquired and the liabilities assumed by ARG as of the Acquisition Date, the purchase price allocation was as follows ($ amounts in thousands):

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

8. SUBSEQUENT EVENTS

On October 17, 2013, Acacia announced that its Board of Directors approved a third quarterly cash dividend payable in the amount of $0.125 per share per quarter. The quarterly cash dividend will be paid on November 29, 2013 to shareholders of record at close of business on November 1, 2013. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

9.  RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Pronouncements
In July 2013, the FASB issued a new accounting standard addressing when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In March 2013, the FASB issued a new accounting standard addressing the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This standard is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The company does not expect the adoption of this standard to have a material impact on our consolidated financial statements and related disclosures.

Recently Adopted Accounting Pronouncements - Adopted Effective January 1, 2013.

In February 2013, the FASB issued a new accounting standard requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2012, the FASB issued a new accounting standard that will require the Company to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The new guidance is effective for the Company’s interim period ending March 31, 2013. The disclosures required are to be applied retrospectively for all comparative periods presented. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

We merge our legal and technology expertise to continually uncover patent assets and bring needed proficiency to patent licensing. Our professionals actively seek to identify high-quality but undervalued patent portfolios in a variety of industries. We are an intermediary in the patent marketplace partnering with inventors and patent owners to unlock the financial value in their patented inventions.

Our partnership with patent owners is the cornerstone of our corporate strategy. We partner with the patent-disenfranchised, including individual inventors, universities, and large multi-national corporations in the technology, medical technology, energy, and industrial sectors. We assume all responsibility for operational expenses and share net licensing revenue with our patent partners on a pre-arranged and negotiated basis. We also provide capital to the patent owner as an advance against future licensing revenue. We bridge the gap between invention and production, facilitating efficiency and bringing monetary liquidity to otherwise illiquid patent assets.

We have established a proven track record of licensing success with over 1,300 license agreements executed to date across 162 of our licensing and enforcement programs.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Executive Summary

During the three months ended September 30, 2013, we reported revenues of $15.5 million from 24 new revenue agreements covering 24 different licensing programs, including 5 licensing programs generating initial revenues in the quarter. Cash and investments totaled $285.3 million as of September 30, 2013 as compared to $311.3 million as of December 31, 2012.

During the three months ended September 30, 2013, we acquired control of 6 new patent portfolios and invested $7.9 million (including $3.8 million in future payments accrued as of September 30, 2013) in patent portfolio related up-front advances to patent owners with whom we have partnered for the licensing of their patented technologies.

During the three months ended September 30, 2013, we partnered with patent owners with respect to patents relating to fluorescent microscopy technology with relevance in the life sciences industry, patents relating to professional and social media networking technology applicable to features of product and service offerings in the social networking industry, patents relating to post market sales data, multiple coordinated viewing devices and progressive deletion, patents relating to intelligent beverage dispensing technology used in the beverage industry, patents relating to power managed security system technology, and patents relating to semiconductor testing technology used by semiconductor designers to test wafers.

We continue to identify and explore numerous opportunities for partnering with companies in the technology, energy, medical technology and other sectors for the licensing of their patented technologies, and are also expanding our activity in international markets, both of which we expect will expand and diversify our future revenue generating opportunities. During the nine months ended September 30, 2013 we have expanded our management team with key hires of experienced intellectual property acquisition and licensing executives from industry that we expect will facilitate our continued development of these growth areas.

Operating activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues (in thousands)	$15,520	$34,939	$115,491	$184,463
New agreements executed	24	33	96	111
Licensing and enforcement programs generating revenues	24	31	47	57
Licensing and enforcement programs with initial revenues	5	9	19	22
New patent portfolios	6	13	22	45
Cumulative number of licensing and enforcement programs generating revenues - inception to date	162	134	162	134

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

•
fluctuations in the total number of agreements executed each period, which can be impacted by the periodic status of ongoing negotiations with prospective licensees and the relative complexity, scope, valuation, volume of matters and other factors associated with the respective negotiations;

•	the timing, results and uncertainties associated with patent filings and other enforcement proceedings relating to our intellectual property rights;

•	the relative maturity of licensing programs during the applicable periods; and

•	other external factors.

On a consolidated basis, as of September 30, 2013, 162 of our licensing programs had begun generating revenues, up from 143 as of December 31, 2012, and 134 as of September 30, 2012. Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues for the periods presented were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues	% Change

September 30, 2013	$181,755	(10)%
June 30, 2013	201,174	(12)%
March 31, 2013	228,548	(9)%
December 31, 2012	250,727	22%
September 30, 2012	205,258	—%

Revenues for the nine months ended September 30, 2013 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Wireless Handsets technology(1)	•	Location Based Services technology
•	Audio Communications Fraud Detection technology	•	Memory Circuit and Packaging technology(1)
•	Automotive Safety, Navigation and Diagnostics technology	•	Messaging technology
•	Broadband Communications technology(1)	•	Mobile Computer Synchronization technology
•	Business Process Modeling technology	•	Mobile Enhancement Solutions technology
•	Camera Support technology	•	NOR Flash technology
•	Catheter Ablation technology(1)	•	Online Auction Guarantees technology
•	Computer Architecture and Power Management technology	•	Online Gaming technology
•	Core Fiber Optic Network Architectures technology(1)(2)	•	Online newsletters with links technology
•	Digital Imaging technology(1)	•	Optical Networking technology(1)(2)
•	Digital Signal Processing Architecture technology	•	Power Management within Integrated Circuits technology
•	DMT technology	•	Prescription Lens technology(1)
•	Domain Name Redirection technology	•	Reflective and Radiant Barrier Insulation technology(1)(2)
•	Dynamic Transmissions technology(1)(2)	•	Semiconductor Memory and Process technology(1)
•	Electronic spreadsheet, data analysis and software development technology(1)	•	Semiconductor Packaging technology(1)
•	Facilities Operation Management System technology	•	Surgical Access technology
•	Gas Modulation Control Systems technology(1)	•	Suture Anchors technology
•	Greeting Card technology(1)	•	Telematics technology
•	Improved Memory Manufacturing technology	•	User Programmable Engine Control technology
•	Information Portal Software technology	•	Video Analytics for Security technology
•	Information Storage, Searching & Retrieval technology	•	Web Collaboration technology(1)(2)
•	Intercarrier SMS technology(1)	•	Wireless Data Synchronization & Data Transfer technology(1)
•	Interstitial and Pop-Up Internet Advertising technology	•	Wireless Location Based Services technology(1)
•	Lighting Ballast technology

__________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2013.
(2)	Initial revenues recognized during the three months ended September 30, 2013.

Revenues for the nine months ended September 30, 2012 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology(1)	•	Messaging technology
•	Application Authentication technology(1)(2)	•	Mobile Computer Synchronization technology
•	Audio Communications Fraud Detection technology	•	Network Monitoring technology
•	Bone Graft Harvesting technology(1)(2)	•	NOR Flash technology
•	Camera Support technology	•	Online Ad Tracking technology
•	Consumer Rewards technology(1)	•	Online Auction Guarantee technology
•	Data Compression technology	•	Online Gaming technology(1)(2)
•	DDR SDRAM technology	•	Optical Recording technology
•	Digital Signal Processing Architecture technology	•	Optical Switching technology
•	Disk Array Systems & Storage Area Network technology	•	Pop-up Internet Advertising technology
•	DMT® technology	•	Power Management Within Integrated Circuits technology
•	Document Generation technology	•	Power-over-Ethernet technology
•	Domain Name Redirection technology(1)(2)	•	Rule Based Monitoring technology
•	Dynamic Random Access Memory technology(1)	•	Semiconductor Memory and Process Patents(1)
•	Facilities Operation Management System technology	•	Shape Memory Alloys technology
•	Hearing Aid technology(1)	•	Software Activation technology(1)
•	Impact Instrument technology	•	Surgical Access technology(1)(2)
•	Improved Anti-Trap Safety Technology for Vehicles(1)	•	Suture Anchors technology(1)(2)
•	Improved Lighting technology	•	Targeted Content Delivery technology
•	Improved Memory Manufacturing technology(1)	•	Telematics technology
•	Information Portal Software technology	•	User Programmable Engine Control technology
•	Information Storage, Searching and Retrieval technology(1)	•	Video Delivery and Processing technology(1)
•	Integrated Access technology(1)	•	Video Encoding technology
•	Intraluminal Device technology(1)(2)	•	Videoconferencing technology(1)
•	Lighting Ballast technology	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Voice-Over-IP Technology(1)
•	Medical Image Manipulation technology(1)(2)	•	Website Crawling technology
•	Medical Monitoring technology	•	Wireless Monitoring technology(1)(2)
•	MEMS technology

__________________________________________

(1)	Initial revenues recognized during the three months ended September 30, 2012.
(2)	Initial revenues recognized during the nine months ended September 30, 2012.

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2013 and 2012
(In thousands, except percentage change values)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2013	2012	Change	2013	2012	Change

Revenues	$15,520	$34,939	(56)%	$115,491	$184,463	(37)%
Operating costs and expenses	50,856	43,303	17%	166,662	118,710	40%
Operating income (loss)	(35,336)	(8,364)	322%	(51,171)	65,753	(178)%
Benefit from (provision for) income taxes	19,570	1,938	910%	25,348	(16,303)	(255)%
Net income (loss) attributable to Acacia Research Corporation	(15,711)	(6,619)	137%	(23,101)	49,630	(147)%

Overview - Three months ended September 30, 2013 compared with the three months ended September 30, 2012

•	Revenues decreased $19.4 million, or 56%, to $15.5 million, as compared to $34.9 million in the comparable prior year quarter.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $9.0 million, or 65%, as compared to the 56% decrease in related revenues for the same periods, due primarily to revenues generated during the three months ended September 30, 2013 having, on average, lower contingent legal fee arrangement obligations, as compared to the revenues generated during the three months ended September 30, 2012.

•
Litigation and licensing expenses-patents increased $4.9 million, or 82%, to $10.9 million, due primarily to an increase in international enforcement and strategic patent portfolio prosecution costs, associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. We expect patent-related legal expenses to continue to fluctuate period to period in connection with our current and future patent acquisition, development, licensing and enforcement activities.

•
Amortization of patents increased $2.2 million, or 21%, to $12.6 million, due primarily to an increase in quarterly amortization expense related to patent portfolios acquired since September 30, 2012, totaling $4.4 million. The increase was partially offset by a decrease in accelerated patent amortization related to patent portfolio dispositions totaling $2.6 million.

•
Marketing, general and administrative expenses increased $6.3 million, or 53%, to $18.2 million, due primarily to nonrecurring costs and noncash stock compensation charges associated with the board approved retirement package for our former CEO (retired effective 7/31/2013), a net increase in licensing, business development, and engineering personnel since the end of the prior year quarter, an increase in non-recurring personnel severance costs, and a net increase in corporate legal, facilities and general and administrative costs.

•
Operating expenses for the three months ended September 30, 2013 also included a one-time, non-recurring charge related to the resolution of a dispute concerning legal fees associated with a prior matter totaling $3.5 million.

•
Effective tax rates were 56% and 23% for the three months ended September 30, 2013 and 2012, respectively. The effective rate for the third quarter of 2013 reflects the impact of certain non-deductible permanent items. Discrete items impacting the effective tax rate for the three months ended September 30, 2012 were primarily comprised of $10.2 million of tax benefits recognized resulting from the release of valuation allowance on the majority of our net deferred tax assets in the first quarter of 2012.

Overview - Nine months ended September 30, 2013 compared with the nine months ended September 30, 2012

•	Revenues decreased $69.0 million, or 37%, to $115.5 million, as compared to $184.5 million in the comparable prior year period.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, increased $6.7 million, or 16%, as compared to the 37% decrease in related revenues for the same periods, due primarily to a higher percentage of revenues generated during the nine months ended September 30, 2012, having no inventor royalty obligations (i.e., patent portfolio owned outright without back-end royalty obligation) or contingent legal fee arrangement obligations (i.e., revenues generated without litigation), as compared to the revenues generated during the nine months ended September 30, 2013.

•
Litigation and licensing expenses-patents increased $15.8 million, or 108%, to $30.4 million, due primarily to an increase in international enforcement and strategic patent portfolio prosecution costs, associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year period. We expect patent-related legal expenses to continue to fluctuate period to period in connection with our current and future patent acquisition, development, licensing and enforcement activities.

•
Amortization of patents increased $16.0 million, or 76%, to $36.9 million, due primarily to amortization expense related to new patent portfolios acquired since September 30, 2012, totaling $12.3 million and an increase in scheduled patent amortization for patent portfolios acquired during the prior year period totaling $5.8 million. The increase was partially offset by a decrease in accelerated patent amortization related to patent portfolio dispositions totaling $2.0 million.

•
Marketing, general and administrative expenses increased $7.7 million, or 21%, to $45.3 million, due primarily to nonrecurring costs and noncash stock compensation charges associated with the board approved retirement package for our former CEO (retired effective 7/31/2013), a net increase in licensing, business development, and engineering personnel since the end of the prior year quarter, an increase in non-recurring personnel severance costs, and a net increase in corporate legal, facilities and general and administrative costs.

•
Our effective tax rate was approximately 52% and 25% for the nine months ended September 30, 2013 and 2012, respectively. Discrete items impacting the effective tax rate for the nine months ended September 30, 2012 were primarily comprised of $10.2 million of tax benefits recognized resulting from the release of valuation allowance on the majority of our net deferred tax assets in the first quarter of 2012.

Acquisition of ADAPTIX, Inc.

On January 12, 2012, a wholly-owned operating subsidiary of ours completed its acquisition of ADAPTIX, which held no material assets other than its portfolio of patents and $10 million in cash, through a merger with and into ADAPTIX, with ADAPTIX as the surviving corporation. Upon completion of the merger, ADAPTIX became a wholly-owned subsidiary of our operating subsidiary. The total consideration paid in connection with the merger was approximately $160 million, paid in cash.

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolio partnering opportunities closed by our operating subsidiaries on a consolidated basis during the applicable reporting periods. During the nine months ended September 30, 2013, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio partnering transactions, partnering with patent owners on 22 patent portfolios, covering a variety of applications, including the following:

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

•	In August 2013, acquired a patent portfolio relating to semiconductor testing technology.

•	In August 2013, acquired 13 US and foreign patents and applications on fluorescence microscopy.

•	In September 2013, acquired a patent portfolio of over 20 U.S. patents and applications relating to post market sales data, multiple coordinated viewing devices and progressive deletion.

•	In September 2013, obtained a patent portfolio relating to power managed security system technology.

•	In September 2013, acquired a patent portfolio relating to professional and social media networking technology.

Refer to “Liquidity and Capital Resources” below for information regarding the impact on the consolidated financial statements of upfront advances in connection with patent partnering arrangements entered into during the periods presented.

As of September 30, 2013, certain of our operating subsidiaries had several patent partnering option agreements with third-party patent portfolio owners regarding potential additional patent portfolio partnering opportunities.  Future patent portfolio partnering arrangements will continue to expand and diversify our future revenue generating opportunities.

Enforcement Considerations

The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

•
Increases in patent-related legal expenses, including, but not limited to, increased costs related to international enforcement and strategic patent portfolio prosecution, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, case-related audio/video presentations and other litigation support and administrative costs, could increase our operating costs and decrease our net revenue generating opportunities;

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%

Revenues (in thousands)	$15,520	$34,939	$(19,419)	(56)%	$115,491	$184,463	$(68,972)	(37)%
New agreements executed	24	33			96	111
Average revenue per agreement (in thousands)	$647	$1,059			$1,203	$1,662

A reconciliation of the change in revenues for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013 vs. 2012	2013 vs. 2012
	(in thousands)
Decrease in number of agreements executed	$(5,820)	$(18,045)
Decrease in average revenue per agreement executed	(13,599)	(50,927)
Total change in revenues	$(19,419)	$(68,972)

Three licensees individually accounted for 34%, 31% and 19% of revenues recognized during the three months ended September 30, 2013, and two licensees accounted for 43% and 17% of revenues recognized during the nine months ended September 30, 2013. Five licensees individually accounted for 30%, 13%, 10%, 10% and 10% of revenues recognized during the three months ended September 30, 2012 and four licensees accounted for 29%, 20%, 11% and 10% of revenues recognized during the nine months ended September 30, 2012.

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in thousands, except percentage change values)
Inventor royalties	$2,353	$5,032	$(2,679)	(53)%	$26,444	$22,199	$4,245	19%
Contingent legal fees	2,547	8,833	(6,286)	(71)%	21,603	19,188	2,415	13%
Total	$4,900	$13,865	$(8,965)	(65)%	$48,047	$41,387	$6,660	16%

Inventor Royalties and Contingent Legal Fees Expense.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, if any, contingent fee rates, if any, and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, inventor royalties and contingent legal fee expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the comparable periods presented, is as follows (in thousands, except percentage change values):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013 vs. 2012	2013 vs. 2012
Inventor Royalties:
Decrease in total revenues	$(4,495)	$(21,573)
Increase (decrease) in inventor royalty rates	409	(5,520)
(Increase) decrease in percentage of revenues without inventor royalty obligations	(1,193)	28,738
Other*	2,600	2,600
Total change in inventor royalties expense	$(2,679)	$4,245

Contingent Legal Fees:
Decrease in total revenues	$(4,909)	$(15,807)
Decrease in contingent legal fee rates	(1,245)	(3,932)
(Increase) decrease in percentage of revenues without contingent legal fee obligations	(132)	22,154
Total change in contingent legal fees expense	$(6,286)	$2,415
_________________
* Inventor royalties expense for the three and nine months ended September 30, 2012, included a credit of $2.6 million related to inventor royalties originally expensed in the second quarter of 2012, which based on certain events occurring in the third quarter of 2012, were no longer payable pursuant to the terms of the underlying agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Litigation and licensing expenses - patents	$10,870	$5,973	$30,436	$14,622
Amortization of patents	12,615	10,412	36,923	20,931
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

Litigation and licensing expenses-patents increased for the periods presented due primarily to an increase in international enforcement costs, an increase in strategic patent portfolio prosecution costs, and higher net levels of patent portfolio litigation, litigation support, prosecution, third-party technical consulting and professional expert expenses associated with our continued investment in ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013 vs. 2012	2013 vs. 2012
	(in thousands)
Amortization of new patent portfolios acquired since the end of the prior year period	$4,419	$12,258
Increase in scheduled amortization related to patent portfolios acquired during the comparable prior year period	523	5,766
Decrease in accelerated amortization related to recovery of upfront advances	(182)	(38)
Patent portfolio dispositions	(2,557)	(1,994)
Total change in patent amortization expense	$2,203	$15,992

Operating Expenses (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Marketing, general and administrative expenses	$8,849	$5,629	$24,458	$20,173
Non-cash stock compensation expense	9,386	6,285	20,812	17,375
Total marketing, general and administrative expenses	$18,235	$11,914	$45,270	$37,548

Research, consulting and other expenses - business development	$730	$1,139	$2,480	$4,222
Other	3,506	—	3,506	—

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013 vs. 2012	2013 vs. 2012
	(in thousands)
Licensing, business development, engineering and other personnel costs	$863	1,352
Variable performance-based compensation costs and other corporate, general and administrative costs	(268)	(311)
Corporate, general and administrative costs	1,494	1,874
Non-cash stock compensation expense	1,278	1,614
Non-recurring CEO retirement and other employee severance costs	1,131	1,370
Nonrecurring non-cash stock compensation - CEO retirement package	1,823	1,823
Total change in marketing, general and administrative expenses	$6,321	$7,722

Other Operating Expense. Operating expenses for the three months ended September 30, 2013 also included a one-time, non-recurring charge related to the resolution of a dispute concerning legal fees associated with a prior matter totaling $3.5 million.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Benefit from (provision for) income taxes (in thousands)	$19,570	$1,938	$25,348	$(16,303)
Effective tax rate	56%	23%	52%	25%

Benefit from (Provision for) Income Taxes. Tax benefit (expense) for the periods presented included the impact of the following:

•
Our effective tax rates for the three and nine months ended September 30, 2013 were approximately 56% and 52%, respectively, mainly comprised of U.S. federal and state incomes taxes, foreign withholding taxes and nondeductible permanent expenses. The effective tax rate for the three and nine months ended September 30, 2012, included the impact of $10.2 million of tax benefits recognized resulting from the release of valuation allowance on the majority of our net deferred tax assets in the first quarter of 2012, as described at Note 2 to the consolidated financial statements elsewhere herein.

•
Noncash tax expense (benefit) calculated without the excess benefit related to the exercise and vesting of equity-based incentive awards, which was credited (debited) to additional paid-in capital, not taxes payable, totaled $(1.2) million and $(358,000) for the three and nine months ended September 30, 2013, respectively, and $(3.3) million and $7.6 million for the three and nine months ended September 30, 2012, respectively.

Other

Revision of Prior Period Earnings (Loss) Per Share - Two-Class Method. In connection with the preparation of our Quarterly Report on Form 10-Q as of and for the three months ended September 30, 2013, we determined that our basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” Our unvested restricted shares outstanding are considered “participating securities” because they include non-forfeitable rights to dividends.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, "Materiality," we concluded that the errors were not material to any of our prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements presented herein were revised, in accordance with SAB No. 108, "Considering the Effects of Prior

Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Refer to Note 3 to the consolidated financial statements included in this report.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from recent equity financings. Refer to “Cash Flows from Financing Activities” below for information regarding recent equity financings. We retain broad discretion over the use of the net proceeds from recent offerings and intend to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Our management believes that our cash and cash equivalent balances, investments, anticipated cash flows from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least November 2014 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2013.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $285.3 million at September 30, 2013, compared to $311.3 million at December 31, 2012.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012

Net cash provided by (used in):
Operating activities	$(4,819)	$70,230
Investing activities	(88,135)	(351,151)
Financing activities	(10,547)	230,339

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2013 decreased to $107.9 million, from $170.7 million in the comparable 2012 period, primarily reflecting the net decrease in revenues for the same periods, as discussed above. Cash outflows from operations for the nine months ended September 30, 2013 decreased to $83.6 million, as compared to $107.1 million in the comparable 2012 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012

Purchases of property and equipment	$(579)	$(200)
Purchases of available-for-sale investments	(232,809)	(305,007)
Maturities and sales of available-for-sale investments	155,669	169,016
Purchase of ADAPTIX, Inc., net of cash acquired	—	(150,000)
Patent acquisition costs paid	(10,416)	(64,960)

Net cash used in investing activities	$(88,135)	$(351,151)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2013	2012

Proceeds from sale of common stock, net of issuance costs	$—	$218,983
Dividends paid to shareholders	(12,392)	—
Distributions to noncontrolling interests in operating subsidiary	—	(312)
Contributions from noncontrolling interests in operating subsidiary	1,920	3,840
Repurchased restricted common stock	(18)	—
Excess tax benefits from stock-based compensation	(358)	7,554
Proceeds from exercises of stock options	301	274

Net cash provided by (used in) financing activities	$(10,547)	$230,339

In February 2012, we raised net proceeds of $219.0 million through the sale of 6,122,000 shares of our common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors.

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid two quarterly cash dividends, totaling $12.4 million during the nine months ended September 30, 2013.

Working Capital

Working capital at September 30, 2013 decreased to $296.1 million, compared to $302.6 million at December 31, 2012. Consolidated accounts receivable from licensees increased to $16.8 million at September 30, 2013, compared to $9.8 million at December 31, 2012. Consolidated royalties and contingent legal fees payable decreased to $8.3 million at September 30, 2013, compared to $12.5 million at December 31, 2012.

The majority of accounts receivable from licensees at September 30, 2013 were collected or scheduled to be collected in the fourth quarter of 2013, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2013 or first quarter of 2014, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2013.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of September 30, 2013 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$5,150	$244	$2,847	$1,237	$822
Scheduled patent acquisition related payments	9,750	8,750	1,000	—	—
Total contractual obligations	$14,900	$8,994	$3,847	$1,237	$822

Uncertain Tax Positions.  At September 30, 2013, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of September 30, 2013. If recognized, approximately $2.1 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Activity related to the gross unrecognized tax benefits for the year ended December 31, 2012 was as follows (in thousands):

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

At September 30, 2013, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA, U.S. government securities.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2013) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

Our management, including our CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Date:     November 7, 2013

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