Form 10-K
period 2013-12-31
ACACIA RESEARCH CORP
filed 2014-03-03
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $1,084,840,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of February 25, 2014, 50,640,123 shares of common stock were issued and outstanding.

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
FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries.  All patent acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

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

ITEM 1.  BUSINESS

General

Our operating subsidiaries partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, facilitating efficiency and delivering monetary rewards to patent owners.

Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries control or own. Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

We are a leader in licensing and enforcing patented technologies and have established a proven track record of licensing success with over 1,345 license agreements executed to date, across 166 of our patent licensing programs. To date, Acacia has generated gross licensing revenue of approximately $1 billion, and has returned more than $455 million to our patent partners.

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

Patent Licensing and Enforcement Business

Our operating subsidiaries acquire rights in, license and enforce patented technologies. Our operating subsidiaries partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, facilitating efficiency and delivering monetary rewards to patent owners.

Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries control or own. Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation.

Refer to the section entitled “Patented Technologies” below for a partial summary of patent portfolios owned or controlled by certain of our operating subsidiaries.

Patents are an important asset class worldwide. Due to legislative and regulatory changes, licensing and enforcing patents has become increasingly difficult for patent holders, necessitating an experienced, well-capitalized, licensing partner. We focus solely on the patent marketplace, and have emerged as the leading outsource patent licensing and enforcement company for patent owners that have made the important choice to outsource their patent licensing and enforcement activities.

We are a leader in patent licensing and enforcement and our operating subsidiaries have established a proven track record of licensing success with more than 1,345 license agreements executed to date. To date, on a consolidated basis, we have generated revenues from 166 of our patent licensing and enforcement programs. Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

We partner with the disenfranchised patent owner, including individual inventors, universities, and large multi-national corporations in the technology, medical technology, energy, and industrial sectors. A disenfranchised patent owner owns patents that are being infringed by third-parties in connection with the design, manufacture, use, or distribution of products and/or services, but is not receiving fair compensation for the unauthorized use of his or her patented inventions by third-parties. We strive to reward inventors and patent owners for their creative technological contributions. We also partner with patent owners, including individual inventors, universities, and domestic and multi-national corporations who may have limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies, and those that are seeking to effectively and efficiently monetize their portfolio of patented technologies on an outsourced basis. In a typical arrangement, our operating subsidiary will partner with a patent portfolio owner, acquiring rights in the patent portfolio or acquiring the patent portfolio outright, and in exchange, the original patent portfolio owner receives (i) a percentage of our operating subsidiary’s net recoveries from the licensing and enforcement of the patent portfolio, which we refer to as our Partnering Model, or (ii) an upfront payment for the purchase of the patent portfolio rights or the patent portfolio, which we refer to as our Purchasing Model, or (iii) a combination of the two, which we refer to as our Hybrid Partnering Model.

Under U.S. law, a patent owner has the right to exclude others from making, selling or using their patented invention. In situations where a third-party produces, sells or uses the patented invention without authorization, that third-party is infringing the patent. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable license fees for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement. Inventors and/or patent holders without sufficient legal, financial and/or expert technical resources to bring and continue the pursuit of costly and complex patent infringement actions are often blatantly ignored.

As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent enforcement litigation. Most patent infringement litigation settles out of court, however, at values that are based on the strength of the patent and use of the invention in the infringer’s products or services. We execute agreements that grant rights in our patents to users of our patented technologies. Our agreements can be negotiated without the filing of patent litigation, or negotiated in the shadow of ongoing patent litigation, depending on the specific facts and circumstances.

Patents are a complex and highly technical subject area. Our professionals actively seek to identify high-quality but undervalued patent portfolios in a variety of industries. We combine our legal expertise, technology expertise, and our extensive knowledge of, and experience in, the patent licensing ecosystem, to continually uncover important patent assets and bring needed proficiency to patent licensing and enforcement.

Our partnership with patent owners is the cornerstone of our operating subsidiaries’ corporate strategy. We assume all responsibility for fronting operational expenses while pursuing a patent licensing and enforcement program, and then share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to the patent owner as an advance against future licensing revenue. We are a principal in the licensing and enforcement effort, with our operating subsidiaries obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

Business Model and Strategy - Overview

We have the flexibility to structure arrangements in a number of ways to address the needs and specific sets of circumstances presented by each of our unique patent partners, including the following:

Partnering Model:

•	50/50 net profit sharing of revenue after legal costs and other licensing and enforcement costs.

•	Typical partners include major corporations, research labs and universities and individual inventors.

•	Upon return of advanced costs, net profit revenue share with patent partner commences.

Hybrid Partnering Model:

•	Hybrid Partnership with up-front capital infusion to our patent partners as an advance on future licensing revenue streams.

•	Increases our total addressable market providing an advantage over competitors.

•	Typical partners include major corporations seeking to effectively and efficiently monetize their patent portfolios.

•	We maintain 100% preferred rate of return until all deployed capital is returned.

•	Upon return of capital infusion, net profit revenue share with patent partner commences.

•	Target recovery of advanced capital in 18 months.

Purchasing Model:

•	We acquire 100% of the patents for 100% of the profits, with no backed participation for patent owner.

•	Typical partners include, distressed corporations, corporations with limited success controlled by venture capitalists.

•	Target recovery of advanced capital in 18 months.

Key Elements of Business Strategy

Patent licensing and enforcement can be an effective and efficient way to maximize the profit potential of a patent. A patent license agreement grants a third-party user of an invention specific patent rights to the patented invention in exchange for patent license fees. Patent licensing is especially suitable for patents that are owned by the patent-disenfranchised. Patent disenfranchised owners of patents are those that have not successfully converted their patented invention into a profitable product or service, and therefore, are not generating revenues from their patented inventions. The patent-disenfranchised, for example, include owners of the following categories of patented inventions:

•	Inventions that were so far ahead of the technology curve that there is no existing ecosystem to support the patented products or services at the time they are introduced to market;

•
Inventions that can only be deployed in very capital-intensive industries, such as semiconductor fabrication, energy, or medical sectors, but whose owners do not have sufficient amounts of capital to deploy; and

•	Inventions that, for one reason or another, including the shifting of cost-effective manufacturing overseas, are no longer being practiced by the patent owner.

Our patent licensing business provides patent holders with an opportunity to generate income from their patented inventions being practiced by third-parties without authorization. Our patent licensing and enforcement business strategy, conducted solely by our operating subsidiaries, includes three fundamental elements, as follows:

•	Patent Discovery - Discover potentially valuable patents or patent portfolios.

•	Assessment of Economic Value - Work with experts to evaluate the use of the patented invention(s) in the relevant marketplace and assess patents or patent portfolios’ expected economic value.

•	Licensing and Enforcement - For unauthorized users of the patented invention, enter into license negotiations and, if necessary, litigation to monetize the patent based on its assessed value.

Patent Discovery. The patent process breeds, encourages and sustains innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies, including several of the technologies controlled by our operating subsidiaries, some of which are summarized below, become core technologies in the way products and services are manufactured, sold and delivered by companies across a wide array of industries. Our operating subsidiaries identify core, patented technologies that have been or are anticipated to be widely adopted by third-parties in connection with the manufacture or sale of products and services. Patent discovery occurs when we reach out to patent holders who may be disenfranchised, or when patent holders approach us seeking assistance with the monetization and enforcement of their patent portfolios.

Assessment of Economic Value. Subsequent to the patent discovery process, our executives work internally and/or with external industry experts in the specific technology field, to evaluate the patented invention and its adoption and implementation in the marketplace. There are several key factors to consider when analyzing a patent and determining a patent’s value: (1) Infringement, (2) Validity and (3) Enforceability.

•
Infringement. To determine infringement, we must first identify third-parties that are practicing the invention(s) covered by the patent without obtaining permission from the patent owner to do so. A key tool in determining whether or not a company is infringing a patent is a claim chart. A claim chart demonstrates how the manufacture and sale of an existing product compares against the claims of the patent.

•
Invalidity. The three main factors analyzed to determine invalidity are (1) anticipation, (2) obviousness, and (3) the existence of non-patentable subject matter. Anticipation occurs when the claims of the patent are entirely revealed within a single piece of prior art. “Prior art” is a technical term that generally refers to an invention that existed prior to the grant of the patent being analyzed. Even if the claims of the patent are not entirely revealed within a single piece of prior art, the patent may still be invalid if determined to be “obvious” under the law. “Obvious” essentially means that the differences between prior art and the patented invention are so slight such that they would have been obvious at the time of invention to one who is skilled in the subject matter being patented. Even if the patent lacks anticipation and obviousness, it may still be invalid if its subject matter is un-patentable by law. Un-patentable subject matter includes naturally occurring things, abstract concepts, or algorithms that perform an ordinary function.

•
Enforceability. A myriad of factors are analyzed to determine whether or not a patent is enforceable, including whether or not there has been patent misuse, or whether or not there are antitrust violations associated with the patent. Due to the inherently complex nature of patent law, only a court or specific administrative body, such as the International Trade Commission, can make a decision whether a patent is infringed, valid and enforceable; however, we employ our wealth of expertise to make the best assessment possible given a specific fact pattern and set of circumstances.

We estimate a patent’s economic value by evaluating the expected value of the license revenue stream based on past, present and future revenue of infringing products or services, and the risk that a court will disagree with our infringement, validity or enforcement assessments of the patent.

The processes and procedures employed in connection with the evaluation of a specific patent portfolio for acquisition, licensing and enforcement are tailored and unique to each specific situation and can vary widely based on the specific facts and circumstances of a specific patent portfolio, such as the related technology, related industry and certain other factors. Some of the key components of our processes and procedures may include:

•
Utilizing our staff of in-house business development executives, patent attorneys, patent licensing executives, and technology engineers to conduct our tailored patent acquisition and evaluation processes and procedures. We may also leverage the expertise of external specialists and technology consultants.

•	Identifying emerging growth areas where patented technologies will play a vital role in connection with the manufacture or sale of products and services.

•	Identifying core, patented technologies that have been or are anticipated to be widely adopted by third-parties in connection with the manufacture or sale of products and services.

•
Considering the impact of subtleties in the language of a patent, recorded interactions with the patent office, evaluating prior art and literature and considering the impact on the potential licensing and enforcement revenue that can be derived from a patent or patent portfolio.

•
Evaluating the strength of a patent portfolio, including consideration of the types of claims and the number of claims potentially infringed by third-parties, and the results of any prior art searches or analysis, before the decision is made to allocate resources to an acquisition or an effective licensing and enforcement effort.

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

Licensing and Enforcement. The final step in the patent licensing and enforcement process is to monetize the patent by securing license agreements based on the patents estimated value. While we prefer to convince unauthorized users of our patented inventions of the value of the patented invention and secure a license agreement in a non-litigious manner, many infringers refuse to take such licenses even when confronted with substantial and persuasive evidence of infringement, validity, enforceability and significant economic value. As a result, often we must resort to litigation to demonstrate and prove infringement and ultimately induce infringers to take a license. We have found it effective to negotiate licenses concurrently with litigation due to the fact that litigation necessitates and facilitates an information exchange that helps both sides assess the value of a patent and make informed decisions. Also, litigation eventually leads to a court’s judgment. When a court agrees with our assessment of a patent, this judgment stops recalcitrant infringers from indefinitely profiting from the patent they are infringing.

Our operating subsidiaries engage highly competent and experienced patent lawyers to prosecute their patent portfolio litigation. It is imperative to be persistent and patient throughout the litigation process as it typically takes 18-36 months from the filing date of a lawsuit to yield a license agreement from a potential licensee. Often, it takes longer to secure a final court judgment.

Patent license negotiations and litigation initiated by our operating subsidiaries usually lead to serious and thoughtful discussions with the unauthorized users of the patented inventions.  The result can be quite favorable with the user being granted rights under the patents for the patented invention in its products and services in exchange for financial remuneration. This remuneration is typically shared between our operating subsidiary and the patent holder.

Concurrent with our patent litigation and licensing negotiation activities, we often assist patent holders with the acquisition of additional rights associated with their inventions both in the United States and across the globe. This is referred to as “continued prosecution,” and is done to further define the boundaries of an invention. It can also be effective to correct technical deficiencies discovered within a patent that may have been identified in the negotiation and litigation process. These deficiencies, if not appropriately addressed, can limit the value of patents that are otherwise infringed, valid, enforceable.

Our specialists, along with third-party experts that we engage, are trained and skilled in the areas of patent discovery, assessment of a patent or patent portfolios expected economic value, and patent licensing and enforcement. In applying our legal and technology expertise to high quality patent assets, we bridge the gap between invention and application, facilitating efficiency and delivering monetary rewards to the patent disenfranchised and other patent owners with whom we partner.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to patent portfolios with future patent expiration dates ranging from 2014 to approximately 2031, covering technologies used in a wide variety of industries, a sample of which includes the following:

Operating Subsidiary	Industry	Description

3D Design Solutions, LLC	Software	Patents relating to Computer-Aided Design Technology.
Adaptix, Inc.	Telecommunications / Smartphones	Portfolio relates to air interface technology used in modern 4G wireless networks. The patents relate to both infrastructure and user equipment.
American Vehicular Sciences, LLC	Transportation And Automotive	Patents from Automotive Technologies International, or ATI and Intelligent Technologies International, or ITI, relating to numerous automotive safety, navigation and diagnostics technologies.
Auto-Dimensions, LLC	Software	Patents relating to Computer Aided Design Tools and Product Lifecycle Management.
Automated Facilities Management Corporation	Software	Patent relating to Facilities Operation Management System.
Battle Toys, LLC	Mechanical	Patent relates to a Jousting Toy used in children’s games.
Beverage Dispensing Solutions, LLC	Software	Patents for Computerized Beverage Dispensing Technology.
Body Science, LLC	Peripheral Vascular Devices	Patents relating to apparatus for use in wireless physiological monitoring.
Bolt MRI Technologies, LLC	Imaging And Diagnostics	Patents and applications relating to apparatus and methods for use in medical imaging, including, but not limited to stand up or inclined MRI.
Bonutti Skeletal Innovations, LLC	Orthopedic Implants And Sports Medicine Market
Issued and pending patents and applications in the orthopedic field covering, among other things, suture anchors, biologics, total knee replacements, total hip replacements, minimally invasive surgery, partial knee and hip replacement, spinal implants, and surgical instruments and methods of use.

Brandywine Communications Technologies, LLC	Communications	Patents related to Broadband Communications Technology.
Brilliant Optical Solutions, LLC	Semiconductor/MEMS	Patent relates to Core Fiber Optic Network Architectures.
Cell and Network Selection, LLC	Telecommunications / Smartphones	Patent family generally relates to LTE user equipment (phones, tablets, dongles).
Cellular Communications Equipment, LLC	Telecommunications / Smartphones
Portfolio covers Wireless Infrastructure and User Equipment Technology relating to second (2G), third (3G) and fourth (4G) generation wireless technologies and to air interface technology used in 2G, 3G and 4G wireless networks.

CeraMedic, LLC	Medical	U.S. patent plus foreign patent relating to Ceramic Hip Replacement technology.
Computer Software Protection, LLC	Software	Patent for Software Activation Technology, which generally relates to preventing software from running on unlicensed systems.
Criminal Activity Surveillance, LLC	Security	Patents relating to Video Analytics for Security Technology.
Data Engine Technologies, LLC	Software	Patent portfolio covering a wide range of Software Technology.
Database Sync Solutions, LLC	Internet/Ecommerce/Business Methods	Patent generally relates to the distributed management and synchronization of select data elements between applications based on pre-defined permissions.
Delaware Display Group, LLC	Transportation And Automotive	Portfolio relates to certain display technologies used in smartphones, tablets, computers, HDTVs and other devices.
Dynamic 3D Geosolutions, LLC	Software	Patent related to Geological Interpretation and Modeling Technology.

Endotach, LLC	Peripheral Vascular Devices	Patents relating to stent grafts.
EVM Systems, LLC	Peripheral Vascular Devices	Patents and applications covering a series of medical instruments utilizing a slotted, shape memory tube.
Express Card Systems, LLC	Internet/Ecommerce/Business Methods	Patents for Greeting Card Technology, which generally relates to the processing and printing of greeting cards and can be used by online merchants.
GT Gaming, LLC	Internet/Ecommerce/Business Methods	Patent relating to Online Gaming Technology.
In-Depth Test, LLC	Semiconductor/MEMS	Patent portfolio relating to Semiconductor Testing Technology.
Industrial Print Technologies, LLC	Computers/Peripherals/Printers	Patent portfolio covering ink jet printer and ink jet printing technologies and other printer and printing technologies.
Innovative Display Technologies, LLC	Telecommunications / Smartphones	Portfolio generally relates to back-lighting for displays and the patented technology covers various improvements to LCD displays.
InterCarrier Communications, LLC	Telecommunications / Smartphones	The Intercarrier SMS technology relates to sending SMS messages between different carriers and networks. This includes traditional SMS and OTT messaging.
Labyrinth Optical Technologies, LLC	Communications	Patents relating to Optical Networking Technology.
Lambda Optical Solutions, LLC	Communications	Patents relating to Optical Switching Technology.
LifePort Sciences, LLC	Peripheral Vascular Devices	Multiple patents and applications relating to, among other things, stent grafts, stent graft delivery systems and stent placement procedures.
LifeScreen Sciences, LLC	Peripheral Vascular Devices	Portfolio consists of multiple patents and applications relating to, among other things, vena cava filters, embolic protection and associated delivery systems.
LifeShield Sciences, LLC	Peripheral Vascular Devices	Portfolio consists of multiple patents and applications relating to stent grafts, and stent graft delivery systems.
Light Transformation Technologies, LLC	Energy/Lighting	Patents relating to Improved Lighting Technology.
Mobile Enhancement Solutions, LLC	Telecommunications / Smartphones	This portfolio relates to enhanced mobile communications and covers many features found in smartphones today.
Online News Link, LLC	Internet/Ecommerce/Business Methods	Patents relate to embedded links in on-line newsletters.
Optimum Content Protection, LLC and Super Interconnect Technologies, LLC	Telecommunications / Smartphones	Portfolios relate to high speed circuit interconnect, display control technology and content security used in consumer electronics, PCs and mobile devices such as smartphones, tablets, and laptops.
Progressive Semiconductor Solutions, LLC	Semiconductor/MEMS	Patent portfolio covering Microprocessor and Memory Technology.
Promethean Insulation Technology, LLC	Energy/Lighting	Patent relates to insulation material used in building construction.
Saint Lawrence Communications, LLC	Wireless	Patents relating to Speech Codecs used in Wireless and Wireline Systems.
Signal Enhancement Technologies, LLC	Telecommunications / Smartphones	Portfolio covers radio frequency modulation technology used in mobile devices such as smartphones, tablets, and laptops from a major technology company.
Smartphone Technologies, LLC	Telecommunications / Smartphones
Portfolio includes patents from Palmsource and Geoworks, amongst others, that resulted from the merging of personal digital assistants and cell phones, a space in which Palm was the undisputed leader. Specifically, the patents are directed towards various interface and synchronization technologies which are used on modern smartphones today.

Super Resolution Technologies, LLC	Imaging And Diagnostics	Portfolio comprises U.S. and foreign patents relating to super resolution microscopy, also referred to as nanoscopy.
Unified Messaging Solutions, LLC	Communications	Patent for Messaging Technology.
Vertical Analytics, LLC	Medical	Patents for X-ray Powder Diffraction Technology.
Video Streaming Solutions, LLC	Digital Media	Patent portfolios related to video delivery & processing technology.
Wireless Mobile Devices, LLC	Telecommunications / Smartphones	Portfolio includes patents that cover a wide range of wireless services such as Location Based Services technology and navigation that can be found on all smartphones today.

Revenues for the periods presented include revenues generated from several of the portfolios summarized above and other technology patent portfolios owned or controlled by us. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for a summary of patent portfolios generating revenues for the applicable periods presented.

Patent Enforcement Litigation

Our operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights. Certain of our operating subsidiaries are parties to ongoing patent enforcement related litigation, alleging infringement by third-parties of certain of the patented technologies owned or controlled by our operating subsidiaries.

Competition

We expect to encounter increased competition in the area of patent acquisitions and enforcement. This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Non-practicing entities such as RPX, AST, Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc. and Pendrell Corporation compete in acquiring rights to patents, and we expect more entities to enter the market.

We also compete with financial firms, corporate buyers and others acquiring IP. Many of these competitors may have more financial and human resources than our operating subsidiaries. As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

Companies or other entities may develop competing technologies that offer better or less expensive alternatives to our patented technologies that we may acquire and license. Many potential competitors may have significantly greater resources than the resources that our operating subsidiaries possess. Such technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or uneconomical.

Employees

As of December 31, 2013, on a consolidated basis, we had 68 full-time employees. Neither we, nor any of our subsidiaries, are a party to any collective bargaining agreement. We consider our employee relations to be good.

ITEM 1A.  RISK FACTORS

The following is a summary of certain risks we face in our business. They are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected, and the trading price of our common stock could decline significantly. All patent acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly and majority-owned operating subsidiaries.
Risks Related to Our Business

We have a history of losses and may incur additional losses in the future.

Despite reporting net income of $59.5 million and $21.1 million for the years ended December 31, 2012 and 2011, respectively, we reported a net loss of $56.4 million for the year ended December 31, 2013 and, on a cumulative basis, we have sustained substantial losses since our inception. As of December 31, 2013, our accumulated deficit was $62.1 million. As of December 31, 2013, we had approximately $256.7 million in cash and cash equivalents and short-term investments and working capital of $247.7 million. We expect to continue incurring significant legal, marketing and general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future. We believe, however, that our current cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our consolidated cash and cash equivalents and short-term investments totaled $256.7 million and $311.3 million at December 31, 2013 and 2012, respectively. To date, we have relied primarily upon net cash flows from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations.

We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

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

From January 2005 to the present, our operating subsidiaries have executed our business strategy of acquiring patent portfolios and accompanying patent rights. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. These acquisitions continue to expand and diversify our revenue generating opportunities. We believe that our cash and cash equivalents and short-term investment balances, anticipated cash flow from operations, proceeds from prior offerings of our common stock (refer to “Liquidity and Capital Resources” below) and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2015 and for the foreseeable future. However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

We spend a significant amount of our financial and management resources to pursue our current litigation matters. We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to our litigation are sometimes large, well-financed companies with substantially greater resources than us. We cannot assure that any of our current or future litigation matters will result in a favorable outcome for us. In addition, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to develop and commercialize products.

Our operating subsidiaries, in certain circumstances, rely on representations, warranties and opinions made by third-parties that, if determined to be false or inaccurate, may expose us and our operating subsidiaries to certain material liabilities.

From time to time, our operating subsidiaries may rely upon representations and warranties made by third-parties from whom our operating subsidiaries acquired patents or the exclusive rights to license and enforce patents. We also may rely upon the opinions of purported experts. In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, our operating subsidiaries may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights which could have a material adverse effect on our operating results and financial condition.

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

Our licensing cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful.

We expect our operating subsidiaries to incur significant marketing, legal and sales expenses prior to entering into license agreements and generating license revenues. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

If our efforts to educate prospective licensees on the benefits of a license arrangement are unsuccessful, we may need to pursue litigation or other enforcement action to protect our patent rights. We may also need to litigate to enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

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

Our operating subsidiaries acquire patents with enforcement opportunities and spend a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, or USPTO, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, such changes could negatively affect our expenses and revenue. Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review (“IPR”) process at the USPTO which can be used by defendants, and other individuals and entities, to separately challenge the validity of any patent. At this time, it is not clear what, if any, impact the America Invents Act will have on the operation of our enforcement business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition.

In addition, the U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, the Federal Trade Commission, or FTC, has published its intent to initiate a proposed study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs.  The FTC’s notice and request for public comment relating to the PAE study appeared in the Federal Register on October 3rd, 2013.  It is anticipated that Acacia Research Corporation and/or certain of its subsidiaries will be subject to this FTC study which would require the collection of certain information as detailed in notice published by the FTC.  It is expected that the results of the PAE study by the FTC will be provided to Congress and other agencies, such as the DOJ, who could take action, including legislative proposals, based on the results of the study.

     Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

Changes in patent law could adversely impact our business.

Patent laws may continue to change, and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection to enforce our patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions. For instance, the United States House of Representatives passed a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met.

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

Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges and, as a result, we believe that the risk of delays in our patent enforcement actions will have a greater effect on our business in the future unless this trend changes.

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

We expect to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Entities including RPX, AST, Intellectual Ventures, Wi-LAN, MOSAID, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc. and Pendrell Corporation compete in acquiring rights to patents, and we expect more entities to enter the market. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

Our licensing business also competes with venture capital firms and various industry leaders for patent licensing opportunities. Many of these competitors may have more financial and human resources than we do. As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

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

The markets served by our operating subsidiaries and their licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications and high-speed computing applications, as well as other applications covered by our operating subsidiaries’ intellectual property, are based on continually evolving industry standards. In addition, the communications industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards. This will require our continued efforts and success in acquiring new patent portfolios with licensing and enforcement opportunities. While we expect for the foreseeable future to have sufficient liquidity and capital resources to maintain the level of acquisitions necessary to keep pace with these technological advances, various factors may require us to have greater liquidity and capital resources than we currently expect. If we are unable to acquire new patented technologies and patent portfolios, or to identify and ensure compliance with evolving industry standards, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially harmed.

Uncertainty in global economic conditions could negatively affect our business, results of operations and financial condition.

Our revenue-generating opportunities depend on the use of our patented technologies by existing and prospective licensees, the overall demand for the products and services of our licensees, and on the overall economic and financial health of our licensees. Although economic conditions appear to be improving, recent uncertainties in global economic conditions have resulted in the tightening of the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. If economic conditions do not continue to improve, or if they further deteriorate, many of our licensees’ customers, which may rely on credit financing, may delay or reduce their purchases of our licensees’ products and services. In addition, the use or adoption of our patented technologies is often based on current and forecasted demand for our licensees’ products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources. If negative conditions in the global credit markets delay or prevent our licensees’ and their customers’ access to credit, overall consumer spending on the products and services of our licensees may decrease and the adoption or use of our patented technologies may slow, respectively. Further, if the markets in which our licensees’ participate do not continue to improve, or deteriorate further, this could negatively impact our licensees’ long-term sales and revenue generation, margins and operating expenses, which could in turn have an adverse effect on our business, results of operations and financial condition.

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

•	the specific terms and conditions of agreements executed in each period and the periods of infringement contemplated by the respective payments;

•	fluctuations in the total number of agreements executed;

•	fluctuations in the sales results or other royalty-per-unit activities of our licensees that impact the calculation of license fees due;

•	the timing of the receipt of periodic license fee payments and/or reports from licensees;

•	fluctuations in the net number of active licensees period to period;

•	costs related to acquisitions, alliances, licenses and other efforts to expand our operations;

•	the timing of payments under the terms of any customer or license agreements into which our operating subsidiaries may enter;

•	expenses related to, and the timing and results of, patent filings and other enforcement proceedings relating to intellectual property rights, as more fully described in this section; and

•	new litigation or developments in current litigation and the unpredictability of litigation results or settlements.

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

      For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $1,421.19 - $1,911.53 during the 52-weeks ended December 31, 2013 and the NASDAQ Composite Index (IXIC) had a range of $3,076.60-$4,177.73 over the same period. Over the same period, our common stock fluctuated within a range of $12.23 - $32.59.

The recent financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. As noted above, our stock price, like many others, has fluctuated significantly in recent periods and if investors have concerns that our business, operating results and financial condition will be negatively impacted by global economic conditions, our stock price could continue to fluctuate significantly in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive, corporate and administrative offices are located in Newport Beach, California, where we lease approximately 20,170 square feet of office space, under a lease agreement that expires in June 2016. Our primary operating subsidiary, Acacia Research Group, LLC, and its subsidiaries, are headquartered in Plano, Texas, where we lease approximately 12,137 square feet of office space, under a lease agreement that expires in June 2020. Certain of our operating subsidiaries also maintain additional leased office space in Carrollton, Texas, Woodcliff Lake, New Jersey, Houston, Texas and Tokyo, Japan. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$23.21	$25.74	$30.74	$32.59	$27.80	$40.32	$44.98	$43.82
Low	$12.23	$21.26	$20.37	$24.52	$19.86	$23.24	$32.44	$34.75

Dividend Policy

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid quarterly cash dividends totaling $18.6 million during 2013. In addition, on February 20, 2014, we announced that our Board of Directors approved a fourth quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on March 31, 2014 to shareholders of record at close of business on March 3, 2014. While we paid dividends to holders of our common stock on a quarterly basis during fiscal year 2013, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings and financial condition, and any future dividends will be made solely at the discretion of our Board of Directors.

Holders of Common Stock

On February 25, 2014, there were approximately 125 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On November 16, 2012, we announced that our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. Under the stock repurchase program, effective November 16, 2012, we were authorized to purchase in the aggregate up to $100 million of our common stock through the period ended August 15, 2013.

On November 15, 2013, Acacia’s Board of Directors authorized a program for repurchases of shares of our outstanding common stock. We were authorized to purchase in the aggregate up to $70 million of our outstanding common stock through the period ending May 14, 2014. Repurchases may be made from time to time by us in the open market or in block purchases in compliance with applicable SEC rules. The following are our monthly stock repurchases for the periods presented, all of which were purchased as part of publicly announced plans or programs:

	Total Number of Shares Purchased	Average Price paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs	Plan Expiration

Plan Announced November 2012
November 16, 2012 - November 30, 2012	256,262	$21.58	256,262	$—	August 15, 2013
December 1, 2012 - December 31, 2012	873,146	$24.26	873,146	$—	August 15, 2013
Totals for 2012	1,129,408		1,129,408

Plan Announced November 2013
December 4, 2013 - December 11, 2013	600,000	$13.18	600,000	$62,074,000	May 14, 2014
Totals for 2013	600,000		600,000

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

	2009	2010	2011	2012	2013

Acacia Research Corporation common stock	$300	$853	$1,201	$844	$478
Nasdaq Composite Index (IXIC)	$144	$168	$165	$191	$265
NASDAQ-100 Technology Sector Index (NDXT)	$180	$218	$205	$220	$302

The graph covers the period from December 31, 2008 to December 31, 2013. Cumulative total returns are calculated assuming that $100 was invested on December 31, 2008, in our common stock, in the NASDAQ Composite Index, and in the NASDAQ-100 Technology Sector Index, and that all dividends, if any, were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

 ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2013 and 2012 and the consolidated selected statements of operations data for the years ended December 31, 2013, 2012 and 2011 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidated selected balance sheet data as of December 31, 2011, 2010 and 2009 and the consolidated selected statements operations data for the years ended December 31, 2010 and 2009 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2013	2012	2011	2010	2009

Revenues and other operating income(1)	$130,556	$250,727	$184,707	$131,829	$67,340
Inventor royalties and contingent legal fees expense(1)	54,508	50,679	91,669	45,198	31,618
Litigation and licensing expenses - patents	39,335	21,591	13,005	13,891	14,055
Amortization of patents	53,658	39,019	9,745	6,931	4,634
Marketing, general and administrative expenses (including non-cash stock compensation expense)	59,229	54,083	35,693	25,067	21,070
Research, consulting and other expenses - business development	3,251	4,943	4,338	2,121	1,689
Operating income (loss)	(82,931)	80,412	30,257	38,621	(5,726)
Income (loss) from continuing operations before benefit from (provision for) income taxes	(80,800)	81,349	30,353	38,756	(5,424)
Benefit from (provision for) income taxes	21,958	(22,060)	(8,708)	(1,740)	(209)
Net income (loss) from continuing operations including noncontrolling interests in operating subsidiaries	(58,842)	59,289	21,645	37,016	(5,633)
Net income (loss) attributable to Acacia Research Corporation	(56,434)	59,453	21,106	34,051	(11,290)

Diluted income (loss) per common share	$(1.18)	$1.21	$0.50	$0.95	$(0.37)
Cash dividends declared per common share	$0.375	—	—	—	—

Consolidated Balance Sheet Data (In thousands)

	At December 31,
	2013	2012	2011	2010	2009

Cash and cash equivalents and investments	$256,702	$311,279	$323,286	$104,516	$53,887
Total assets	$593,393	$668,717	$352,877	$134,784	$78,256
Total liabilities	$31,195	$50,239	$30,765	$20,931	$22,287
Noncontrolling interests in operating subsidiaries	$6,488	$6,976	$2,163	$2,982	$2,507
Acacia Research Corporation stockholders’ equity	$555,710	$611,502	$319,949	$110,871	$53,462
 __________________________________
(1) Includes verdict insurance proceeds and related costs as described under “Consolidated Results of Operations” below.

Factors Affecting Comparability:

•	As a result of the pre-tax loss for fiscal year 2013, we recorded a benefit from income taxes totaling $22.0 million.

•
In fiscal years 2013, 2012, 2011 and 2010, amortization of patents included the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered, pursuant to the provisions of the underlying inventor agreements, totaling $592,000, $10.6 million and $3.1 million, $1.2 million, respectively. Amortization of patents also included acceleration related to the sale or termination on existing portfolios totaling $1.7 million, $3.0 million, $1,103,000 and $275,000 in fiscal years 2013, 2012, 2011 and 2010, respectively. Included in amortization of patents for the year ended December 31, 2013 are patent impairment charges totaling $4.6 million.

•
Marketing, general and administrative expenses included non-cash stock compensation expense totaling $27.9 million, $25.7 million, $13.6 million, $7.1 million and $7.1 million in 2013, 2012, 2011, 2010 and 2009, respectively.

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

General

Our operating subsidiaries acquire rights in, license and enforce patented technologies. Our operating subsidiaries partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, facilitating efficiency and delivering monetary rewards to patent owners.

Our operating subsidiaries generate revenues and related cash flows from the granting of patent rights for the use of patented technologies that our operating subsidiaries control or own. Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation.

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,345 license agreements executed to date, across 166 of our patent licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

The patent acquisition, development, licensing and enforcement business conducted by our operating subsidiaries, is described more fully in Item 1, “Business,” of this annual report.

Executive Overview

During the periods presented, we continued our business of empowering patent owners and rewarding invention by providing a path to patent monetization for the people and companies who have contributed valuable patented inventions to an industry, but who require a professional, experienced independent third-party licensing partner to get rewarded for those inventions. These people and companies are our customers, and in many cases, components of the patent disenfranchised. In so doing, we have placed ourselves at the forefront of an emerging secondary market in patent assets under which holders of high quality patents, including the patent disenfranchised, may be rewarded for the use of their patented inventions by others, even if they do not have the capital and expertise to engage in lengthy, costly and risky patent litigation.

Our operating activities for the periods presented were principally focused on the continued investment in and development of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs and the commencement of new patent licensing and enforcement programs. In addition, we continued our focus on business development, including the acquisition of several additional high quality patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners or acquire patent portfolios, and continue our industry leading patent licensing and enforcement activities.

Operating activities during the periods presented included the following:

	2013	2012	2011

Revenues and other operating income (in thousands)	$130,556	$250,727	$184,707
New agreements executed	120	138	125
Licensing and enforcement programs generating revenues - during the respective period	53	68	56
Licensing and enforcement programs with initial revenues	23	31	21
New patent portfolios	25	55	40
Cumulative number of licensing and enforcement programs generating revenues - inception to date	166	143	112

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues (including other operating income) recognized across all of our patent licensing and enforcement programs on a trailing twelve-month basis. Trailing twelve-month revenues during the periods presented were as follows (in thousands, except percentage change values):

As of Date:	Trailing Twelve -Month Revenues	% Change

December 31, 2013	$130,556	(28)%
September 30, 2013	181,755	(10)%
June 30, 2013	201,174	(12)%
March 31, 2013	228,548	(9)%
December 31, 2012	250,727	36%
December 31, 2011	184,707	—

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

•
the timing, results and uncertainties associated with patent licensing negotiations, mediations, patent infringement actions, trial dates and other enforcement proceedings relating to our patent licensing and enforcement programs;

•	the relative maturity of licensing programs during the applicable periods; and

•
other external factors, including the periodic status or results of ongoing negotiations, the status of ongoing litigations, actual or perceived shifts in the regulatory environment, impact of unrelated patent related judicial proceedings and other macroeconomic factors.

Management does not attempt to manage for smooth sequential periodic growth in revenues period to period, and therefore, periodic results can be uneven. Unlike most operating businesses and industries, licensing revenues not generated in a current period are not necessarily foregone but, most likely, depending on whether negotiations, litigation or both continue into subsequent periods, and depending on a number of other factors, such potential revenues may be pushed into subsequent fiscal periods.

Historically, based on the merits and strength of our operating subsidiary’s patent infringement claims and other factors, many prospective licensees have elected to settle significant patent infringement cases and pay reasonable license fees for the use of our patented technology, as those patent infringement cases approached a court determined trial date. In 2013, we had three such trial dates, occurring in the first half of 2013. We believe there is a direct correlation between this relatively low number of trial dates in 2013 and (1) our prospective licensee’s reduced settlement compulsion throughout fiscal 2013, (2) the timing of our revenue generation during fiscal 2013, and (3) consequently, the overall decline in our fiscal 2013 revenue, as compared to fiscal 2012.

Based on current scheduling information available as of February 28th, 2014, the number of trial dates increases to approximately 10 trial dates in fiscal 2014. Based on information available as of February 28th, 2014, in the first half of 2015, we currently expect to have between 10 and 15 trial dates. Many of these trials will involve our higher quality, higher revenue potential patent portfolios. In patent licensing and enforcement, these trial dates, though not perfect predictors of revenue, are closely correlated to potential future revenue events.

Going forward, we have strategically chosen to shift the focus of our operating business to increasingly serve a smaller number of customers each having higher quality patent portfolios. High quality patent portfolios are typically associated with higher numbers of varied defensible claims, higher revenue potential, originating from high-pedigreed patent owners and/or possessing a relatively large number of prospective licensees. In this regard, during the later portion of 2013 and early 2014, we have continued, and even accelerated the shift in our focus at our point of patent intake, from quantity to quality.

We continue to identify and explore numerous opportunities for partnering with companies in the technology, energy, medical technology and other sectors for the licensing and enforcement of their high quality patented technologies, and are also expanding our activity in international markets, both of which we expect will expand and diversify our future revenue generating opportunities. During fiscal year 2013, we expanded our management team with key hires of experienced patent acquisition and licensing executives from industry that we expect will facilitate our continued development of these growth areas.

Summary of Results of Operations - For Fiscal Years 2013, 2012 and 2011
(In thousands, except percentage change values)

	Fiscal Year			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Revenues	$130,556	$250,727	$172,256	(48)%	46%
Verdict insurance proceeds	—	—	12,451	—%	(100)%
Total revenues and other operating income	130,556	250,727	184,707	(48)%	36%

Inventor royalties and contingent legal fees(3)	54,508	50,679	91,669	8%	(45)%
Amortization expense	53,658	39,019	9,745	38%	300%
Other operating costs and expenses(1)	105,321	80,617	53,036	31%	52%
Operating income (loss)	(82,931)	80,412	30,257	(203)%	166%
Benefit from (provision for) income taxes	21,958	(22,060)	(8,708)	(200)%	153%
Net loss (income) attributable to noncontrolling interests(2)	2,408	164	(539)	*	(130)%
Net income (loss) attributable to Acacia Research Corporation	(56,434)	59,453	21,106	(195)%	182%

* Percentage change in excess of 300%
(1) Includes non-cash stock compensation charges of $27.9 million, $25.7 million and $13.6 million in fiscal years 2013, 2012 and 2011, respectively, included in Marketing, general and administrative expense in the statements of operations.
(2) Refer to Note 1 to the notes to consolidated financial statements included elsewhere in this annual report for additional information.
(3) Includes inventor royalties and contingent legal fees (fiscal year 2011 only) associated with the verdict insurance policy and related proceeds received, as described below.

Overview - Fiscal year 2013 compared with Fiscal Year 2012

•	Revenues decreased $120.2 million, or 48%, due primarily to a decrease in the average revenue per executed agreement and a decrease in the total number of agreements executed in fiscal year 2013.

•
In fiscal year 2013, $9.9 million, or 7.6%, of revenues were generated from our patent portfolios in the medical technology industry sector, as compared to $41.2 million, or 16.5%, in fiscal year 2012.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties and contingent legal fees, on a combined basis, increased $3.8 million, or 8%, as compared to the 48% decrease in related revenues for the same periods, due primarily to a greater percentage of revenues generated in fiscal year 2012 having no inventor royalty or contingent legal fee arrangement obligations, and lower average inventor royalty and contingent legal fee rates as compared to the portfolios generating revenues in fiscal year 2013.

◦
Litigation and licensing expenses-patents increased $17.7 million, or 82%, to $39.3 million, due primarily to an increase in international enforcement costs, an increase in strategic patent portfolio prosecution costs, and a net increase in litigation support and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced during 2013.

◦
Marketing, general and administrative expenses increased $5.1 million, or 10%, to $59.2 million, due primarily to a net increase in personnel costs in connection with the enhancement of our business development, licensing and engineering teams, an increase in other non-recurring personnel severance costs including the impact of non-recurring cash and non-cash charges associated with Paul Ryan’s retirement severance package, approved by the board of directors, and a net increase in corporate legal, facilities, general and administrative costs, partially offset by a decrease in variable performance-based compensation costs.

◦
Patent amortization increased $14.6 million, or 38%, to $53.7 million, due primarily to amortization expense related to new patent portfolios acquired during the fourth quarter of 2012 and a net increase in accelerated patent amortization related to patent portfolio impairment charges totaling $4.6 million and other dispositions during fiscal year 2013, partially offset by a decrease in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered during fiscal year 2013.

◦
We recorded a pre-tax net loss and a tax benefit for fiscal year 2013, compared to pre-tax net income and tax expense for fiscal year 2012, as shown above. Our effective tax rate was 27% for fiscal years 2013 and 2012, respectively. The fiscal year 2013 effective tax benefit rate was lower than the U.S. Federal statutory rate primarily due to an increase in the valuation allowance related to foreign tax credits generated in 2013 and certain permanent nondeductible items. The fiscal year 2012 effective tax rate was lower than the U.S. federal statutory rate primarily due to $10.2 million of tax benefits recognized resulting from the release of valuation allowance on the majority of our net deferred tax assets in the first quarter of 2012, as discussed below.

◦	Operating expenses for fiscal year 2013 included a one-time, non-recurring charge related to the resolution of a dispute concerning legal fees associated with a prior matter totaling $3.5 million.

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

◦
Inventor royalties, net income attributable to noncontrolling interests, contingent legal fees, and applicable verdict insurance proceeds related costs, on a combined basis, decreased $41.0 million, or 45%, compared to the 36% increase in related revenues and other operating income for the same periods, due primarily to a greater percentage of revenues generated in fiscal year 2012 having no inventor royalty or contingent legal fee arrangement obligations, and lower average inventor royalty and contingent legal fee rates for the portfolios generating revenues in fiscal year 2012.

◦
Litigation and licensing expenses-patents decreased $8.6 million, or 66%, to $21.6 million, due primarily to a higher net level of patent prosecution, litigation support, third-party technical consulting and professional expert expenses associated with our investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of fiscal year 2012.

◦
Marketing, general and administrative expenses increased $18.4 million, or 52% to $54.1 million, due primarily to an increase in non-cash stock compensation charges resulting from an increase in the average grant date fair value of restricted shares expensed and an increase in restricted shares vesting in 2012, a net increase in licensing, business development, and engineering personnel since the end of fiscal year 2011, an increase in variable performance-based compensation costs and a net increase in corporate general and administrative costs.

◦
Patent amortization increased $29.3 million, or 300% to $39.0 million, due primarily to amortization expense related to an increase in amortization related to new patent portfolios acquired in fiscal year 2012 and a net increase in accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered during fiscal year 2012.

◦	Our effective tax rate remained relatively flat at 27% and 29% for fiscal years 2012 and 2011, respectively.

Revenues in fiscal year 2013 included fees from the following licensing and enforcement programs:

•	3G & 4G Wireless technology(1)	•	Memory Circuit and Packaging technology(1)
•	Audio Communications Fraud Detection technology	•	Messaging technology
•	Automotive Safety, Navigation and Diagnostics technology	•	Mobile Computer Synchronization technology
•	Broadband Communications technology(1)	•	Mobile Enhancement Solutions technology
•	Business Process Modeling technology(2)	•	MRI technology(1)(2)
•	Camera Support technology	•	NOR Flash technology
•	Catheter Ablation technology(1)(2)	•	Online Auction Guarantees technology
•	Computer Aided Design Tools technology(1)	•	Online Gaming technology
•	Computer Architecture and Power Management technology	•	Online newsletters with links technology
•	Core Fiber Optic Network Architectures technology(1)	•	Optical Networking technology(1)(2)
•	Digital Imaging technology(1)	•	Power Management within Integrated Circuits technology
•	Digital Signal Processing Architecture technology	•	Prescription Lens technology(1)(2)
•	DMT® technology	•	Reflective and Radiant Barrier Insulation technology(1)
•	Domain Name Redirection technology	•	Semiconductor Memory and Process technology(1)
•	Dynamic Transmissions technology(1)	•	Semiconductor Packaging technology(1)
•	Electronic spreadsheet, data analysis and software development technology(1)	•	Software Activation technology
•	Facilities Operation Management System technology	•	Surgical Access technology(2)
•	Gas Modulation Control Systems technology(1)	•	Suture Anchors technology(2)
•	Greeting Card technology(1)	•	Telematics technology
•	Improved Memory Manufacturing technology	•	User Programmable Engine Control technology
•	Information Portal Software technology	•	Video Analytics for Security technology
•	Information Storage, Searching & Retrieval technology	•	Video Delivery and Processing technology
•	Inhaler Drug Delivery technology(1)(2)	•	Web Collaboration technology(1)
•	Intercarrier SMS technology(1)	•	Wireless Data Synchronization & Data Transfer technology(1)
•	Interstitial and Pop-Up Internet Advertising technology	•	Wireless Location Based Services technology(1)
•	Lighting Ballast technology	•	X-Ray Powder Diffraction technology(1)
•	Location Based Services technology

Revenues in fiscal year 2012 included fees from the following licensing and enforcement programs:

•	4G Wireless technology(1)	•	Messaging technology
•	Application Authentication technology(1)	•	Minimally Invasive Surgery technology(1)(2)
•	Audio Communications Fraud Detection technology	•	Mobile Computer Synchronization technology
•	Automotive Safety, Navigation and Diagnostics technology(1)	•	Network Monitoring technology
•	Bone Graft Harvesting technology(1)(2)	•	NOR Flash technology
•	Bone Spacer Devices technology(1)(2)	•	Online Ad Tracking technology
•	Bone Wedge technology(1)(2)	•	Online Auction Guarantee technology
•	Camera Support technology	•	Online Gaming technology(1)
•	Consumer Rewards technology(1)	•	Optical Networking technology
•	Data Compression technology	•	Optical Recording technology
•	DDR SDRAM technology	•	Optical Switching technology
•	Digital Signal Processing Architecture technology	•	Pop-up Internet Advertising technology
•	Disk Array Systems & Storage Area Network technology	•	Power Management Within Integrated Circuits technology
•	DMT® technology	•	Power-over-Ethernet technology
•	Document Assembly Technology for Printers(1)	•	Radiation Therapy technology(1)(2)
•	Document Generation technology	•	Rule Based Monitoring technology
•	Domain Name Redirection technology(1)	•	Semiconductor Memory and Process Patents(1)
•	Dynamic Random Access Memory technology(1)	•	Shape Memory Alloys technology(2)
•	Enhanced Mobile Communications technology(1)	•	Software Activation technology(1)

•	Facilities Operation Management System technology	•	Storage technology
•	Hearing Aid technology(1)(2)	•	Surgical Access technology(1)(2)
•	Impact Instrument technology	•	Suture Anchors technology(1)(2)
•	Improved Anti-Trap Safety Technology for Vehicles(1)	•	Targeted Content Delivery & Network File Transfer technology
•	Improved Lighting technology	•	Telematics technology
•	Improved Memory Manufacturing technology(1)	•	Unicondylar Knee Replacement technology(1)(2)
•	Information Portal Software technology	•	User Programmable Engine Control technology
•	Information Storage, Searching and Retrieval technology(1)	•	Video Analytics for Security technology(1)
•	Integrated Access technology(1)	•	Video Delivery and Processing technology(1)
•	Intraluminal Device technology(1)(2)	•	Video Encoding technology
•	Lighting Ballast technology	•	Videoconferencing technology(1)
•	Location Based Services technology	•	Visual Data Evaluation technology
•	Medical Image Manipulation technology(1)(2)	•	Voice-Over-IP Technology(1)
•	Medical Monitoring technology(2)	•	Website Crawling technology
•	MEMS technology	•	Wireless Monitoring technology(1)(2)

Revenues in fiscal year 2011 included fees from the following licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Magnetic Storage technology(1)
•	Biosensor technology(1)(2)	•	Manufacturing Data Transfer technology
•	Camera Support technology	•	MEMS technology(1)
•	Catheter Insertion technology(1)(2)	•	Messaging technology(1)
•	Computer Architecture and Power Management technology(1)	•	Microprocessor Enhancement technology
•	Computer Graphics technology	•	Mobile Computer Synchronization technology
•	Data Compression technology(1)	•	Network Monitoring technology
•	Database Retrieval technology(1)	•	Network Remote Access technology
•	DDR SDRAM technology(1)	•	NOR Flash technology(1)
•	Digital Signal Processing Architecture technology	•	Online Auction Guarantee technology
•	Digital Video Enhancement technology	•	Optical Recording technology(1)
•	Disk Array Systems & Storage Area Network technology	•	Optical Switching technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology(2)	•	Power Management Within Integrated Circuits technology(1)
•	DRAM Memory architecture technology		Power-over-Ethernet technology(1)
•	Electronic Message Advertising technology	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology	•	Semiconductor Manufacture technology(1)
•	High Performance Computer Architecture technology	•	Shape Memory Alloys technology(1)(2)
•	Image Resolution Enhancement technology	•	Short Messaging in Cellular Telephony technology
•	Impact Instrument technology(1)	•	Software Installation technology
•	Improved Commercial Print technology	•	Storage technology
•	Improved Lighting technology	•	Targeted Content Delivery technology(1)
•	Interactive Content in a Cable Distribution System technology(1)	•	Telematics technology
•	Interactive Mapping technology	•	User Programmable Engine Control technology(1)
•	Item Identification technology	•	Video Encoding technology(1)
•	Lighting Ballast technology	•	Virtual Server technology
•	Lighting Control technology(1)	•	Visual Data Evaluation technology
•	Location Based Services technology	•	Website Crawling technology
_________________________________________

(1)	Initial revenues recognized during the applicable period.
(2)	Revenues were generated from our patent portfolios in the medical technology industry sector.

Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

Patent Licensing and Enforcement

We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent acquisition, prosecution, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

•
Increases in patent-related legal expenses associated with patent infringement litigation, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, re-exam and inter partes review costs, case-related audio/video presentations and other litigation support and administrative costs could increase our operating costs and decrease our profit generating opportunities;

•	Our patented technologies and enforcement actions are complex and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents;

•
New legislation, regulations or rules related to enforcement actions, including any fee or cost shifting provisions, could significantly increase our operating costs and decrease our profit generating opportunities. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions. For instance, the United States House of Representatives passed a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met;

•
Courts may rule that our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards by pursuing such enforcement actions, which may expose us and our operating subsidiaries to material liabilities, which could harm our operating results and our financial position; and

•
The complexity of negotiations and potential magnitude of exposure for potential infringers associated with higher quality patent portfolios may lead to increased intervals of time between the filing of litigation and potential revenue events (i.e. markman dates, trial dates), which may lead to increased legal expenses, consistent with the higher revenue potential of such portfolios.

Investments in Patent Portfolios

Our operating subsidiaries intend to sustain the long term growth of our patent licensing and enforcement business through the continued identification of opportunities to partner with patent owners with high-quality patent assets, across a wide range of technology areas that have been, or are anticipated to be, widely adopted by third-parties in connection with the manufacture or sale of products and services. Going forward, we have strategically chosen to shift the focus of the company to increasingly serve a smaller number of customers each having higher quality patent portfolios. In this regard, during the later portion of 2013 and early 2014, we continued, and even accelerated the shift in our focus at our point of patent intake, from quantity to quality.

In fiscal year 2013, we obtained control, primarily through partnering arrangements, of 25 new patent portfolios with applications over a wide range of technology areas, compared to 55 (including the acquisition of ADAPTIX) new patent portfolios, and 40 new patent portfolios in fiscal years 2012 and 2011, respectively. Patent portfolio acquisition costs in fiscal year 2013 totaled $25.1 million, compared to $328.3 million (including the $150.0 million acquisition of ADAPTIX) and $14.7 million in fiscal years 2012 and 2011, respectively.

Patent portfolio intake in fiscal years 2013, 2012 and 2011 were comprised of the following:

	Number of Patent Portfolios
	2013	%	2012	%	2011	%

Partnering - revenue share with upfront cash advance and preferred returns	18	72%	25	45%	7	18%
Partnering - revenue share with no upfront cash advance	4	16%	19	35%	20	50%
Outright purchase	3	12%	10	18%	13	32%
Acquisition of ADAPTIX, Inc.	—	—%	1	2%	—	—%
	25	100%	55	100%	40	100%

ADAPTIX, Inc. Acquisition. In January 2012, we acquired ADAPTIX, Inc., or ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, for $150 million, net of cash acquired, as described below and at Note 8 to the consolidated financial statements elsewhere herein. With patents filed as early as 2000, ADAPTIX’s research and development efforts have resulted in one of the most significant intellectual property portfolios focused on 4G technologies. With its rapidly growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX’s innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

In general, the majority of acquisition costs incurred for patent portfolios with future inventor royalty obligations are subject to contractual provisions providing for higher percentage returns to our operating subsidiaries early in the licensing and enforcement program until such initial upfront acquisition costs are fully recovered.

The level of costs incurred in the periods presented in part, reflects our continued identification of opportunities to partner with patent owners, including individual inventors, small technology companies, research laboratories, universities, and major technology companies and exchange upfront and / or advanced royalty payments to patent owners, for no or a reduced future inventor royalty percentages, resulting in the potential for higher returns on our investments in connection with future licensing and enforcement activities.

Fiscal year 2013 patent portfolio intake included the following:

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

•	In January 2013, obtained patents relating to vascular device technology.

•
In January 2013, obtained patents relating to oil and gas production. The patents relate to solids separation technology which addresses removal of solids from drilling fluids used in oil and gas wells.

•
In February 2013, obtained rights to a portfolio of patent assets covering display technologies. The set of patents involved in this transaction relate to certain display technologies used in smartphones, tablets, computers, HDTVs and other devices.

•	In April 2013, obtained over 40 issued patents relating to microprocessor and memory technology and will share licensing revenue with the patent owner.

•
In April 2013, obtained the rights to an automotive illumination patent portfolio from Rambus Inc., or Rambus (Nasdaq: RMBS), the innovative technology solutions company. The portfolio relates to automotive and vehicular illumination applications including headlights, taillights, and internal and external lighting. As part of this transaction, Rambus received an initial upfront payment and is expected to receive subsequent payments.

•
In June 2013, obtained patents for high speed circuit interconnect and display control technology used in consumer electronics, PCs and mobile devices such as smartphones, tablets, and laptops from a major semiconductor technology company.

•	In June 2013, obtained patents for content security used in consumer electronics and mobile devices such as smartphones, tablets, and laptops from a major semiconductor technology company.

•	In June 2013, obtained the rights to a patent portfolio covering ink jet printer and ink jet printing technologies.

•	In June 2013, obtained the rights to a patent portfolio covering printer and printing technologies.

•
In June 2013, obtained U.S. and Canadian patents relating to energy efficiency in commercial and residential building markets. The portfolio broadly covers reflective and radiant barrier insulation technology which dramatically improves heating and cooling efficiency.

•	In August 2013, obtained a patent portfolio relating to semiconductor testing technology.

•	In August 2013, obtained 13 U.S. and foreign patents and applications on fluorescence microscopy.

•	In September 2013, obtained a patent portfolio of over 20 U.S. patents and applications relating to post market sales data, multiple coordinated viewing devices and progressive deletion.

•	In September 2013, obtained a patent portfolio relating to power managed security system technology.

•	In September 2013, obtained a patent portfolio relating to professional and social media networking technology.

•	In November 2013, obtained patents for wideband speech and audio compression technology.

•
In November 2013, obtained rights to one issued U.S. patent and U.S. and foreign patent applications relating to methods and systems for performing dynamic, 3-D geological and geophysical modeling used in oil and gas exploration and production.

•	In November 2013, obtained U.S. patents and foreign counterparts related to cellular HSPA and LTE technology.

As of December 31, 2013, certain of our operating subsidiaries have entered into option agreements with third-party patent portfolio owners regarding the potential partnering and / or the acquisition of additional patent portfolios for future licensing and enforcement. Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

We believe that, of the significant accounting policies discussed in Note 2 to our notes to consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;

•	stock-based compensation expense;

•	valuation of long-lived and intangible assets;

•	accounting for business combinations - acquisition method of accounting; and

•	accounting for income taxes.

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

Our operating subsidiaries are responsible for the licensing and enforcement of their respective patented technologies and pursue third-parties that are utilizing their intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement. As a result of these activities, from time to time, our operating subsidiaries may recognize revenues in a current period that relate to infringements by licensees that occurred in prior periods. These recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts, are recognized in the period such adjustment is determined as a change in accounting estimate.

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

For fiscal years 2013, 2012 and 2011, the majority of our revenue agreements provided for the payment to us of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services. The agreements provided for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process was determined to be complete and revenue was recognized upon the execution of the agreements, when all other revenue recognition criteria were met. Historically, term license agreements have not been a material component of our operating revenues, with the majority of license agreements being paid-up, perpetual license agreements.

During the years ended December 31, 2013, 2012 and 2011, we entered into significant agreements with unrelated third-parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements. Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries. Depending on the magnitude of specific revenue arrangements, if different judgments are made regarding revenues subject to inventor royalties and contingent legal fees in any specific period, our periodic financial results may be materially affected.

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

Fair value is generally estimated using the “Income Approach,” as described by ASC 820, “Fair Value Measurements and Disclosures,” focusing on the estimated future income-producing capability of the patent portfolios over the remaining economic useful life of the patent portfolios. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the remaining life of the asset. The steps followed in applying this approach include estimating the expected after-tax cash flows attributable to the asset over its remaining life and converting these after-tax cash flows to present value through “discounting.” The discounting process contemplates an estimated rate of return that accounts for both the time value of money and investment risk factors. The cash inflows considered are comprised of an estimate of licensee fees expected to be generated over the remaining estimated economic useful life of the patent portfolio from potential future licensees. Estimated license fees are typically estimated based on a general estimated reasonable royalty rate for the applicable technology applied to estimated market share data for potential future licensees. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, strength of the patent portfolio, technology coverage and other pertinent information that could impact future net cash flows.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimating of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, amortization of intangibles and asset depreciation for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a full valuation allowance against certain of those deferred tax assets totaling $7.6 million as of December 31, 2013. These assets primarily consist of foreign tax credits, capital loss carryforwards, and certain net operating loss carryforwards.

In assessing the need for a valuation allowance, management has considered both the positive and negative evidence available, including but not limited to, estimates of future taxable income and related probabilities, estimates surrounding the character of future income and the timing of realization, consideration of the period over which our deferred tax assets may be recoverable, our recent history of net income and prior history of losses, projected future outcomes, industry and market trends and the nature of existing deferred tax assets. In management’s estimate, any positive indicators, including forecasts of potential future profitability of our businesses, are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income, primarily due to uncertainties surrounding the timing of realization of future taxable income and the character of such income in particular future periods (i.e. foreign or domestic). In the event that actual results differ from these estimates or we adjust these estimates should we believe we would be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. For example, a similar analysis was performed in the first quarter of 2012, resulting in the release of the valuation on the majority of our net deferred tax assets totaling $10.7 million for the year ended December 31, 2012. The release of the valuation allowance contemplated the net deferred tax liability resulting from the acquisition of ADAPTIX in January 2012, which created an additional source of income to utilize against the majority of the existing consolidated net deferred tax assets, and our estimate that certain other deferred tax assets related to foreign tax credits and other state related deferreds were more likely than not realizable in future periods.

Any changes in the judgments, assumptions and estimates associated with our analysis of the need for a valuation allowance in any future periods could materially impact our financial position and results of operations in the periods in which those determinations are made.

Consolidated Results of Operations
Comparison of the Results of Operations for Fiscal Years 2013, 2012 and 2011

Revenues and Other Operating Income

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenues	$130,556	$250,727	$172,256	$(120,171)	(48)%	$78,471	46%
Verdict insurance proceeds	—	—	12,451	—	—%	(12,451)	(100)%
	$130,556	$250,727	$184,707	$(120,171)	(48)%	$66,020	36%

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

	2013	2012	2011

New revenue agreements executed	120	138	125
Licensing and enforcement programs with initial revenues	23	31	21
Average revenue per agreement (in thousands)	$1,088	$1,817	$1,378

A summary of the main drivers of the change in revenues for the periods presented is as follows:

	2013 vs. 2012	2012 vs. 2011
	(in thousands)
Increase (decrease) in number of agreements executed	$(32,706)	$17,912
Increase (decrease) in average revenue per agreement executed	(87,465)	60,559
Total	$(120,171)	$78,471

Two licensees individually accounted for 38% and 16%, respectively, of revenues recognized in fiscal year 2013, four licensees individually accounted for 21%, 14%, 10% and 10%, respectively, of revenues recognized in fiscal year 2012, and three licensees individually accounted for 26%, 17% and 15%, respectively, of revenues recognized in fiscal year 2011.

Management does not attempt to manage for smooth sequential periodic growth in revenues, and therefore, periodic results can be uneven. Unlike most operating businesses and industries, licensing revenues not generated in a current period are not necessarily foregone, but most likely, depending on whether negotiations, litigation or both continue into subsequent periods, and depending on a number of other factors, such potential revenues may be pushed into subsequent fiscal periods.

In previous periods, based on the merits of our subsidiary’s patent infringement claims and other factors, many prospective licensees have elected to settle significant patent infringement cases and pay reasonable license fees for the use of our patented technology, as those patent infringement cases approached a court determined trial date. In 2013, we had three such trial dates, occurring in the first half of 2013. We believe there is a direct correlation between this relatively low number of trial dates in 2013 and (1) our prospective licensee’s reduced settlement compulsion throughout fiscal 2013, (2) the timing of our revenue generation during fiscal 2013, and (3) consequently, the overall decline in our 2013 revenue as compared to 2012. The existence of trial dates, though not perfect predictors of revenue, are closely correlated to potential future revenue events.

Other Operating Income - Verdict Insurance Proceeds (Fiscal 2011 only). Our operating subsidiary, received a $12.5 million final judgment stemming from its May 2009 trial verdict and corresponding damages award in its patent infringement lawsuit with Yahoo! Inc. Yahoo! Inc. appealed the verdict, and in April 2011, a three Judge panel of the United States Court of Appeals for the Federal Circuit reversed the District Court’s judgment of infringement in a 2 to 1 decision. As a result of the reversal of the District Court’s judgment, in September 2011, our subsidiary submitted a claim under a specific contingency insurance policy previously purchased and received $12.5 million in verdict insurance proceeds.

Cost of Revenues and Other Operating Income

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Inventor royalties*	$29,724	$26,028	$46,614	$3,696	14%	$(20,586)	(44)%
Contingent legal fees*	24,784	24,651	44,247	133	1%	(19,596)	(44)%
Other verdict insurance related costs	—	—	808	—	—%	(808)	(100)%
*Includes inventor royalties and contingent legal fees associated with the verdict insurance policy and related proceeds received, as described below (fiscal year 2011 only).

Inventor Royalties and Contingent Legal Fees Expense.  The economic terms of patent partnering agreements, operating agreements and contingent legal fee arrangements, associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty obligations, if any, royalty rates, contingent fee rates and other terms and conditions, vary across the patent portfolios owned or controlled by our operating subsidiaries. In certain instances, we have acquired certain patent portfolios outright without future inventor royalty obligations. These costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms, conditions and obligations generating revenues each period.

Verdict Insurance Proceeds Related Costs. Verdict insurance proceeds related costs include $2.9 million of inventor royalties, $4.0 million of contingent legal fees and $808,000 in other costs associated with the verdict insurance policy and related proceeds received, as described above.

A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense, in relation to the change in total revenues, for the periods presented, is as follows:

	2013 vs. 2012	% of Prior Period Balance	2012 vs. 2011	% of Prior Period Balance
	(in thousands, except percentage change values)
Increase (decrease) in inventor royalty rates	$4,499	17%	$(6,326)	(14)%
Increase (decrease) in total revenues	(26,382)	(101)%	18,016	39%
Decrease (increase) in revenues without inventor royalty obligations	25,579	98%	(32,276)	(69)%
Total change - inventor royalties expense	$3,696	14%	$(20,586)	(44)%

	2013 vs. 2012	% of Prior Period Balance	2012 vs. 2011	% of Prior Period Balance
	(in thousands, except percentage change values)
Increase (decrease) in contingent legal fee rates	$10,355	42%	$(30,483)	(68)%
Increase (decrease) in total revenues	(13,463)	(55)%	16,542	37%
Decrease (increase) in revenues without contingent legal fee obligations	3,241	14%	(5,655)	(13)%
Total change - contingent legal fees	$133	1%	$(19,596)	(44)%

Certain revenue agreements with unrelated third-parties entered into during fiscal 2012 and 2011 resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements. Certain of the revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Litigation and licensing expenses - patents	$39,335	$21,591	$13,005	$17,744	82%	$8,586	66%
Amortization of patents	53,658	39,019	9,745	14,639	38%	29,274	300%

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

Fiscal Year 2013 versus 2012. Litigation and licensing expenses-patents increased due primarily to an increase in international enforcement costs, an increase in strategic patent portfolio prosecution costs, and a net increase in litigation support and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced during fiscal year 2013.

Fiscal Year 2012 versus 2011. Litigation and licensing expenses-patents increased due primarily to higher net levels of patent prosecution, litigation support, third-party technical consulting and professional expert expenses associated with ongoing licensing and enforcement programs and our investment in new licensing and enforcement programs commenced since the end of the prior year period.

We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

	2013 vs. 2012	2012 vs. 2011
	(in thousands)
Amortization of patent portfolios acquired since the end of the prior year	$1,790	$5,916
Scheduled amortization related to patent portfolios acquired during the prior year	19,088	(613)
Accelerated amortization related to recovery of upfront advances	(9,982)	7,463
Acquisition of Adaptix, Inc.	411	14,577
Patent portfolio dispositions	(1,287)	1,931
Patent portfolio impairment charges	4,619	—
Total change in patent amortization expense	$14,639	$29,274

Patent portfolio impairment charges included in patent amortization expense in the statement of operations totaled $4.6 million in fiscal year 2013. The impairment charges related to certain patent portfolios that management, in the fourth quarter of 2013, determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to potential prior art related complexities in two of the programs and/or the overall determination that future resources would be allocated to other licensing and enforcement programs with higher potential return profiles.

Operating Costs and Expenses

				2013 vs. 2012		2012 vs. 2011
	2013	2012	2011	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Marketing, general and administrative	$31,335	$28,426	$22,114	$2,909	10%	$6,312	29%
Non-cash stock compensation	27,894	25,657	13,579	2,237	9%	12,078	89%
Total marketing, general and administrative expenses	$59,229	$54,083	$35,693	$5,146	10%	$18,390	52%

Research, consulting and other expenses - business development	3,251	4,943	4,338	(1,692)	(34)%	605	14%

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, state taxes based on gross receipts and other corporate costs. A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented, is as follows (in thousands):

	2013 vs. 2012	2012 vs. 2011
	(in thousands)
Net increase in licensing, business development, engineering related personnel costs and other personnel costs	$1,715	$2,083
Variable performance-based compensation costs	(4,019)	2,728
Corporate, general and administrative costs	2,764	1,222
Non-cash stock compensation expense	414	12,078
Non-recurring CEO retirement and other employee severance costs	1,131	—
Nonrecurring non-cash stock compensation - CEO retirement package	1,823	—
Other	1,318	279
Total change in marketing, general and administrative expenses	$5,146	$18,390

The change in non-cash stock compensation expense for fiscal year 2012, as compared to fiscal year 2011, was due primarily to an increase in the average grant date fair value of restricted shares expensed and an increase in the number of restricted shares expensed period to period. Refer to Note 11 to the consolidated financial statements elsewhere herein.

Research, Consulting and Other Expenses - Business Development.  Research, consulting and other expenses include third-party business development related research, development, consulting, and other costs incurred in connection with business development activities. These costs fluctuate period to period based on business development related activities in each period.

Benefit from (Provision for) Income Taxes

	2013	2012	2011
Benefit from (provision for) income taxes (in thousands)	$21,958	$(22,060)	$(8,708)
Effective tax rate	27%	27%	29%

Fiscal Year 2013 versus 2012. Excluding the impact of changes in the valuation allowance, our annual effective tax rates for fiscal years 2013 and 2012 were 31% (benefit) and 40% (expense), respectively. In 2013, the rate at which we recorded the tax benefit associated with the pretax loss for the period was reduced from the statutory rate primarily due to certain nondeductible permanent items and expired capital loss carryforwards.  In addition, in fiscal year 2013, we recorded a valuation allowance against foreign tax credits generated in fiscal 2013 totaling $4.6 million, as discussed below, and therefore, did not recognize the related tax benefit in our fiscal 2013 statement of operations.

We generated pretax income in 2012 resulting in tax expense for the period. The fiscal year 2012 effective tax rate was lower than the U.S. federal statutory rate primarily due to $10.2 million of tax benefits recognized resulting from the release of valuation allowance on the majority of our net deferred tax assets in the first quarter of 2012, as discussed below.

Tax benefit (expense) for fiscal 2013 and 2012 also included the impact of the following:

•
For financial reporting purposes, tax expense is calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards resulting in higher tax expense for financial reporting purposes. The deductions related to the exercise and vesting of equity-based incentive awards are available to offset taxable income on our consolidated tax returns. Noncash tax expense calculated as a result of excluding excess tax benefits related to the exercise and vesting of equity-based incentive awards from the calculation of tax expense for financial reporting purposes, totaled approximately $13.2 million for fiscal year 2012, and were credited to additional paid-in capital, not taxes payable, as the expense does not reflect cash taxes payable. For the year ended December 31, 2013, we incurred approximately $1.4 million of net “shortfall” (taxable compensation is less than expense for financial reporting purposes) from the exercise and vesting of equity-based incentive awards, which was recorded against our additional paid-in capital pool with no impact to the statement of operations.

•
Foreign withholding taxes, totaling $4.6 million and $11.9 million for fiscal years 2013 and 2012, respectively, withheld by the applicable foreign tax authority on revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations. At

December 31, 2013, we established a full valuation allowance against the $4.6 million of deferred tax assets related to foreign tax credits generated in fiscal year 2013, due to uncertainty regarding future realizability. The tax provision for fiscal year 2012 provides for the utilization of the foreign taxes withheld as a credit against fiscal year 2012 income tax expense calculated for financial statement purposes.
Fiscal Year 2012 versus 2011. Excluding the impact of changes in the valuation allowance, our effective tax rates for fiscal 2012 and 2011 were 40% and 41%, respectively. The fluctuation in tax expense included the impact of the following:

•
Noncash tax expense (resulting from the calculation of tax expense for financial statement purposes as discussed above) calculated without the excess tax benefit related to the exercise and vesting of equity-based incentive awards, totaling approximately $13.2 million and $583,000 for fiscal years 2012 and 2011, respectively, which were credited to additional paid-in capital, not taxes payable.

•
Foreign withholding taxes, totaling $11.9 million and $7.6 million for fiscal years 2012 and 2011, respectively, withheld by the applicable foreign tax authority on revenue agreements executed with third party licensees domiciled in certain foreign jurisdictions. The tax provisions for the respective periods provide for the utilization of the foreign taxes withheld as a credit against income tax expense calculated for financial statement purposes.

•
As of December 31, 2011, we maintained a full valuation allowance against our net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX created an additional source of income to utilize against the majority of our existing consolidated net deferred tax assets. In addition, we estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of our net deferred tax assets was released, resulting in a first quarter 2012 financial statement income tax benefit of approximately $10.7 million.

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

Our management believes that our cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2015 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, if at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007 and the volatility and impact of the disruption has continued into 2013. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents and investments on hand totaled $256.7 million at December 31, 2013, compared to $311.3 million at December 31, 2012. The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	2013	2012	2011

Net cash provided by (used in):
Operating activities	$(3,509)	$104,603	$60,590
Investing activities	(66,059)	(408,792)	(23,237)
Financing activities	(25,551)	211,260	174,865

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $133.5 million, $243.8 million and $189.9 million in fiscal years 2013, 2012 and 2011, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above. Cash outflows from operations totaled $137.0 million, $139.2 million and $129.3 million in fiscal years 2013, 2012 and 2011, respectively. The fluctuations in cash outflows for the periods presented reflects the fluctuations in revenue related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	2013	2012	2011

Purchase of ADAPTIX, Inc., net of cash acquired	$—	$(150,000)	$—
Patent acquisition costs	(25,061)	(178,260)	(14,680)
Net purchases of available-for-sale investments	(40,323)	(80,264)	(8,367)
Other	(675)	(268)	(190)
Net cash used in investing activities	$(66,059)	$(408,792)	$(23,237)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	2013	2012	2011

Proceeds from sale of common stock, net of issuance costs	$—	$218,961	$175,229
Repurchases of common stock	(7,926)	(26,732)	—
Dividends paid to shareholders	(18,633)	—	—
Distributions to noncontrolling interests - Acacia IP Fund	—	(312)	(2,897)
Contributions from noncontrolling interests - Acacia IP Fund	1,920	5,793	1,539
Proceeds from the exercise of stock options	486	340	411
Excess tax benefits (shortfalls) from stock-based compensation	(1,398)	13,210	583
Net cash provided by financing activities	$(25,551)	$211,260	$174,865

Stock Repurchase Programs. On November 16, 2012, we announced that our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. Under the stock repurchase program, effective November 16, 2012, we were authorized to purchase in the aggregate up to $100 million of our common stock through the period ended August 15, 2013. This repurchase program expired on August 15, 2013.

On November 15, 2013, our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. We were authorized to purchase in the aggregate up to $70 million of our outstanding common stock through the period ending May 14, 2014. Repurchases may be made from time to time by us in the open market or in block purchases in compliance with applicable SEC rules.

In fiscal year 2013, we acquired 600,000 shares of our common stock at an average price of $13.18. In fiscal year 2012, we acquired 1,129,408 shares of our common stock at an average price of $23.65 per share. Repurchases to date were made using existing cash resources and occurred in the open market.

Proceeds from the Sale of Common Stock. In February 2012, we raised net proceeds of $219.0 million through the sale of 6,122,449 shares of our common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. The net proceeds will continue to be used to finance future acquisitions of patents, other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.

In March 2011, we completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to us totaled approximately $175.2 million after deducting underwriting discounts and related offering expenses. We retained broad discretion over the use of the net proceeds from the sale of common stock and intended to use the net proceeds for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Dividends. On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid quarterly cash dividends totaling $18.6 million during 2013. In addition, on February 20, 2014, we announced that our Board of Directors approved a fourth quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on March 31, 2014 to shareholders of record at close of business on March 3, 2014. While we paid dividends to holders of our common stock on a quarterly basis during fiscal year 2013, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings and financial condition, and any future dividends will be made solely at the discretion of our Board of Directors.

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable. Working capital at December 31, 2013 was $247.7 million, compared to $302.6 million at December 31, 2012.

Consolidated accounts receivable from licensees decreased to $6.3 million at December 31, 2013, compared to $9.8 million at December 31, 2012. Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the year, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Two licensees individually represented approximately 60% and 22%, respectively, of accounts receivable at December 31, 2013. Three licensees individually represented approximately 34%, 30% and 25%, respectively, of accounts receivable at December 31, 2012.

Consolidated royalties and contingent legal fees payable decreased to $10.4 million at December 31, 2013, compared to $12.5 million at December 31, 2012. Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

The majority of accounts receivable from licensees at December 31, 2013 were collected or scheduled to be collected in the first quarter of 2014, in accordance with the terms of the related underlying license agreements. The majority of royalties and contingent legal fees payable are scheduled to be paid in the first quarter of 2014 in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $11.6 million at December 31, 2013, from $9.2 million at December 31, 2012, due primarily to the increase in litigation and licensing expenses-patents described above and the related timing of payments to vendors in the ordinary course.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have no significant commitments for capital expenditures in 2014. We have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of December 31, 2013, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	More than 3 years

Operating leases	$5,053	$1,442	$2,471	$1,140
Accrued distributions to noncontrolling interests in operating subsidiary	504	504	—	—
Scheduled patent acquisition related payments	4,000	4,000	—	—
Total contractual obligations	$9,557	$5,946	$2,471	$1,140

Uncertain Tax Positions. At December 31, 2013, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2013. If recognized, approximately $2.1 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Activity related to the gross unrecognized tax benefits for the periods presented was as follows (in thousands):

Balance at January 1, 2012	$85
Additions for tax positions related to prior years	772
Additions resulting from the acquisition of ADAPTIX	1,270
Balance at December 31, 2012	2,127
Reductions	—
Balance at December 31, 2013	$2,127

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

At December 31, 2013 and 2012, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), direct investments in highly liquid, AAA, U.S. government securities (included in short term investments in the accompanying consolidated balance sheets), and strategic investments in marketable equity securities (included in short term investments in the accompanying consolidated balance sheet as of December 31, 2012 only).

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

None

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

 Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief executive officer, chief financial and accounting officer, president and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

 ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	195,000	$6.91	—
2007 Acacia Technologies Stock Incentive Plan(2)	—	—	—
2013 Acacia Research Stock Incentive Plan(3)	—	—	3,971,000
Subtotal	195,000	$6.91	3,971,000
Equity compensation plans not approved by security holders
Grants to New Employees Outside of the Plans(4)	—	—	—
Total	195,000	6.91	3,971,000
____________________

(1)
The 2002 Stock Plan expired in December 2012. Column (a) excludes 630,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2013. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

(2)
The initial share reserve under the 2007 Acacia Technologies Stock Incentive Plan, or the 2007 Plan, was 560,000 shares of our common stock. The share reserve under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan). Column (a) excludes 12,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2013. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

(3)
The initial share reserve under the 2013 Acacia Research Stock Incentive Plan, or the 2013 Plan, was 4,750,000 shares of our common stock. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). Column (a) excludes 655,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2013. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

(4)
Column (a) excludes 54,000 in nonvested restricted stock awards outstanding at December 31, 2013 that were granted to new employees outside of existing approved plans, pursuant to and in accordance with applicable SEC guidelines. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2013 and 2012	F- 3
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	F- 4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011	F- 5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011	F- 6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	F- 8
Notes to Consolidated Financial Statements	F- 9

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

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (17)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)

10.11*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (10)
10.11.1*	Addendum, dated March 31, 2008, to Employment Agreement by and between Acacia Media Technologies Corporation and Edward Treska (11)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.14*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (12)
10.14.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (12)
10.15*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (11)
10.15.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (12)
10.16*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (11)
10.16.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (12)
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (18)
10.21*	Form of Stock Issuance Agreement to be used under the 2013 Acacia Research Corporation Stock Incentive Plan (19)
10.22*	Employment Agreement, dated October 28, 2006, by and between Acacia Technologies Services Corporation and Matthew Vella (20)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (13)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (File No. 000-26068).

(2)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2000 (File No. 000-26068).

(3)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (File No. 000-26068).

(4)
Incorporated by reference to Annex E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (File No. 333-87654) which became effective on November 8, 2002.

(5)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (File No. 333-144754) which became effective on July 20, 2007.

(6)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (File No. 000-26068).

(7)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2001, filed on March 27, 2002 (File No. 000‑26068).

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on July 30, 2012 (File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (File No. 000‑26068).

(10)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on April 2, 2008 ( File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, as amended on March 1, 2010 (File No. 000-26068)

(14)
Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, as amended on March 24, 2011 (File No. 000-26068).

(15)
Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K/A filed on January 19, 2012 (File No. 000-26068). Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on July 5, 2013 (File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	March 3, 2014	By:	/s/ Matthew Vella
Matthew Vella
Chief Executive Officer (Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Matthew Vella and Clayton J. Haynes, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Matthew Vella	Chief Executive Officer	March 3, 2014
	Matthew Vella	(Principal Executive Officer)

/s/	Robert L. Harris, II	Executive Chairman	March 3, 2014
Robert L. Harris, II

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	March 3, 2014
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	Fred A. de Boom	Director	March 3, 2014
Fred A. de Boom

/s/	Edward W. Frykman	Director	March 3, 2014
Edward W. Frykman

/s/	G. Louis Graziadio, III	Director	March 3, 2014
G. Louis Graziadio, III

/s/	William S. Anderson	Director	March 3, 2014
William S. Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the internal control over financial reporting of Acacia Research Corporations (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Acacia Research Corporation’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our reported dated March 3, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 3, 2014

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(In thousands, except share and per share information)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$126,685	$221,804
Short-term investments	130,017	89,475
Accounts receivable	6,341	9,843
Deferred income tax	3,139	1,014
Prepaid expenses and other current assets	7,546	2,427
Total current assets	273,728	324,563
Property and equipment, net of accumulated depreciation and amortization	766	339
Patents, net of accumulated amortization	288,432	313,529
Goodwill	30,149	30,149
Other assets	318	137
	$593,393	$668,717
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,555	$9,235
Accrued patent acquisition costs	4,000	250
Royalties and contingent legal fees payable	10,447	12,508
Total current liabilities	26,002	21,993
Deferred income taxes	4,874	27,831
Other liabilities	319	415
Total liabilities	31,195	50,239
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,385,057 shares issued and outstanding as of December 31, 2013 and 49,160,844 shares issued and outstanding as of December 31, 2012	49	49
Treasury stock, at cost, 1,729,408 shares as of December 31, 2013 and 1,129,408 shares as of December 31, 2012	(34,640)	(26,731)
Additional paid-in capital	653,314	644,982
Accumulated comprehensive loss	(947)	(1,166)
Accumulated deficit	(62,066)	(5,632)
Total Acacia Research Corporation stockholders’ equity	555,710	611,502
Noncontrolling interests in operating subsidiaries	6,488	6,976
Total stockholders’ equity	562,198	618,478
	$593,393	$668,717

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except share and per share information)

	2013	2012	2011

Revenues	$130,556	$250,727	$172,256
Operating costs and expenses:
Cost of revenues:
Inventor royalties	29,724	26,028	43,727
Contingent legal fees	24,784	24,651	40,281
Litigation and licensing expenses - patents	39,335	21,591	13,005
Amortization of patents	53,658	39,019	9,745
Verdict insurance proceeds	—	—	(12,451)
Verdict insurance proceeds related costs	—	—	7,661
Marketing, general and administrative expenses (including non-cash stock compensation expense of $27,894 in 2013, $25,657 in 2012 and $13,579 in 2011)	59,229	54,083	35,693
Research, consulting and other expenses - business development	3,251	4,943	4,338
Other	3,506	—	—

Total operating costs and expenses	213,487	170,315	141,999

Operating income (loss)	(82,931)	80,412	30,257

Other income (expense):
Other income	—	500	—
Interest income	1,938	825	81
Write off of investment	—	(45)	—
Gain (loss) on investment	193	(343)	15
Total other income (expense)	2,131	937	96
Income (loss) from operations before benefit from (provision for) income taxes	(80,800)	81,349	30,353
Benefit from (provision for) income taxes	21,958	(22,060)	(8,708)
Net income (loss) including noncontrolling interests in operating subsidiaries	(58,842)	59,289	21,645
Net loss (income) attributable to noncontrolling interests in operating subsidiaries	2,408	164	(539)
Net income (loss) attributable to Acacia Research Corporation	$(56,434)	$59,453	$21,106

Net income (loss) attributable to common stockholders - basic	$(56,945)	$57,564	$20,265
Net income (loss) attributable to common stockholders - diluted	$(56,945)	$57,577	$20,273

Basic income (loss) per common share	$(1.18)	$1.22	$0.51
Diluted income (loss) per common share	$(1.18)	$1.21	$0.50

Weighted-average number of shares outstanding, basic	48,155,832	47,251,061	39,743,433
Weighted-average number of shares outstanding, diluted	48,155,832	47,584,120	40,150,600

Cash dividends declared per common share	$0.375	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Net income (loss) attributable to Acacia Research Corporation	$(56,434)	$59,453	$21,106
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	26	657	(1,830)
Unrealized gain on foreign currency translation, net of tax of $0	—	7	—
Add: reclassification adjustment for losses included in net income	193	277	—
Total other comprehensive income (loss)	(56,215)	60,394	19,276
Comprehensive income attributable to noncontrolling interests	—	—	—
Comprehensive income (loss) attributable to Acacia Research Corporation	$(56,215)	$60,394	$19,276

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except share information)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2010	36,029,068	$36	$—	$197,026	$—	$(86,191)	$2,982	$113,853
2011
Net income attributable to Acacia Research Corporation	—	—	—	—	—	21,106	—	21,106
Sale of common stock, net of issuance costs of $5,896	5,750,000	6	—	175,223	—	—	—	175,229
Stock options exercised	87,068	—	—	411	—	—	—	411
Compensation expense relating to stock options and restricted stock awards	1,061,865	1	—	13,578	—	—	—	13,579
Excess tax benefits from stock-based compensation	—	—	—	583	—	—	—	583
Net income attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	539	539
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	—	1,539	1,539
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(2,897)	(2,897)
Unrealized loss on short-term investments	—	—	—	—	(1,830)	—	—	(1,830)
Balance at December 31, 2011	42,928,001	43	—	386,821	(1,830)	(65,085)	2,163	322,112
2012
Net income attributable to Acacia Research Corporation	—	—	—	—	—	59,453	—	59,453
Sale of common stock, net of issuance costs of $6,039	6,122,449	6	—	218,955	—	—	—	218,961
Repurchase of common stock	(1,129,408)	(1)	(26,731)	—	—	—	—	(26,732)
Stock options exercised	71,272	—	—	340	—	—	—	340
Compensation expense relating to stock options and restricted stock awards	1,168,530	1	—	25,656	—	—	—	25,657
Excess tax benefits from stock-based compensation	—	—	—	13,210	—	—	—	13,210
Net loss attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	(164)	(164)
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	—	5,793	5,793
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(816)	(816)
Unrealized gain on foreign currency translation	—	—	—	—	7	—	—	7
Unrealized gain on short-term investments	—	—	—	—	657	—	—	657
Balance at December 31, 2012	49,160,844	49	(26,731)	644,982	(1,166)	(5,632)	6,976	618,478

(Continued on next page)

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except share information)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

2013
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(56,434)	—	(56,434)
Dividends paid to shareholders	—	—	—	(18,633)	—	—	—	(18,633)
Repurchase of common stock	(600,000)	(1)	(7,909)	—	—	—	—	(7,910)
Repurchase of restricted common stock	(666)	—	—	(16)				(16)
Stock options exercised	115,346	—	—	486	—	—	—	486
Compensation expense relating to stock options and restricted stock awards	709,533	1	—	27,893	—	—	—	27,894
Excess tax benefits from stock-based compensation	—	—	—	(1,398)	—	—	—	(1,398)
Net loss attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	(2,408)	(2,408)
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	—	1,920	1,920
Unrealized gain on short-term investments	—	—	—	—	219	—	—	219
Balance at December 31, 2013	49,385,057	$49	$(34,640)	$653,314	$(947)	$(62,066)	$6,488	$562,198

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
 (In thousands)

	2013	2012	2011

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiaries	$(58,842)	$59,289	$21,645
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	53,894	39,168	9,850
Non-cash stock compensation	27,894	25,657	13,579
Excess tax benefits from stock-based compensation	1,398	(13,210)	(583)
Change in valuation allowance on net deferred tax assets	2,189	(10,651)	—
Other	12	777	(15)
Changes in assets and liabilities:
Accounts receivable	3,502	(6,928)	5,072
Prepaid expenses and other assets	(5,300)	(1,294)	1,075
Accounts payable and accrued expenses / costs	1,076	16,249	(781)
Royalties and contingent legal fees payable	(2,061)	(11,000)	10,748
Deferred income tax	(27,271)	6,546	—

Net cash provided by (used in) operating activities	(3,509)	104,603	60,590

Cash flows from investing activities:
Purchases of property and equipment	(675)	(268)	(190)
Purchases of available-for-sale investments	(279,693)	(402,500)	(8,427)
Sales of available-for-sale investments	239,370	322,236	60
Purchase of ADAPTIX, Inc., net of cash acquired	—	(150,000)	—
Patent acquisition costs	(25,061)	(178,260)	(14,680)

Net cash used in investing activities	(66,059)	(408,792)	(23,237)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	—	218,961	175,229
Repurchases of common stock	(7,926)	(26,732)	—
Dividends paid to shareholders	(18,633)	—	—
Distributions to noncontrolling interests in operating subsidiary	—	(312)	(2,897)
Contributions from noncontrolling interests in operating subsidiary, net of issuance costs	1,920	5,793	1,539
Proceeds from the exercise of stock options	486	340	411
Excess tax benefits (shortfalls) from stock-based compensation	(1,398)	13,210	583

Net cash provided by (used in) financing activities	(25,551)	211,260	174,865

Increase (decrease) in cash and cash equivalents	(95,119)	(92,929)	212,218

Cash and cash equivalents, beginning	221,804	314,733	102,515

Cash and cash equivalents, ending	$126,685	$221,804	$314,733

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued expenses / costs	$4,000	$—	$900
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Description of Business. As used herein, “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly and majority-owned and controlled operating subsidiaries. All patent acquisition, prosecution, licensing and enforcement activities are conducted solely by certain of Acacia’s wholly and majority-owned and controlled operating subsidiaries.

Acacia’s operating subsidiaries acquire rights in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. Acacia is an intermediary in the patent marketplace, bridging the gap between invention and application, facilitating efficiency and delivering monetary rewards to patent owners.

Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that its operating subsidiaries control or own. Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation.

Acacia’s operating subsidiaries are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright. Acacia’s operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

In January 2012, a wholly owned operating subsidiary of Acacia acquired ADAPTIX, Inc. (“ADAPTIX”), a pioneer in the development of 4G technologies for wireless systems, for cash consideration of $150 million, net of cash acquired, as described at Note 8 to these consolidated financial statements.

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

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related acquisition costs. These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations.

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

Investments in Marketable Securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At December 31, 2013 and 2012, all of Acacia’s investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1) whenever possible, with related unrealized gains and losses in the value of such securities recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income.

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

Two licensees individually accounted for 38% and 16%, respectively, of revenues recognized during the year ended December 31, 2013. Four licensees individually accounted for 21%, 14%, 10% and 10%, respectively, of revenues recognized during the year ended December 31, 2012. Three licensees individually accounted for 26%, 17% and 15%, respectively, of revenues recognized during the year ended December 31, 2011. Two licensees individually represented approximately 60% and 22%, respectively, of accounts receivable at December 31, 2013. Three licensees individually represented approximately 34%, 30% and 25% of accounts receivable at December 31, 2012. For 2013, 2012 and 2011, 24%, 43% and 49%, respectively, of

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

Acacia performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for doubtful accounts may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheet and a charge to operating expenses in the statement of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for doubtful accounts established for the periods presented.

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

Patents.  Patents includes the cost of patents or patent rights (hereinafter, collectively “patents”), acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

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

Fair value is generally estimated using the “Income Approach,” focusing on the estimated future net income-producing capability of the patent portfolios over the estimated remaining economic useful life. Estimates of future after-tax cash flows are converted to present value through “discounting,” including an estimated rate of return that accounts for both the time value

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of money and investment risk factors. Estimated cash inflows are typically based on estimates of reasonable royalty rates for the applicable technology, applied to estimated market share data. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, strength of the patent portfolio, technology coverage and other pertinent information that could impact future net cash flows.

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, investments, accounts receivables, accounts payable and accrued expenses approximates their fair values due to their short-term maturities.

Contingent Liabilities. The Company, from time to time, is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and the Company’s analysis of potential outcomes, if the Company determines that a loss arising from such matters is probable and can be reasonably estimated, an estimate of the contingent liability is recorded in its consolidated financial statements. If only a range of estimated loss can be determined, an amount within the range that, based on estimates, assumptions and judgments, reflects the most likely outcome, is recorded as a contingent liability in the consolidated financial statements. In situations where none of the estimates within the estimated range is a better estimate of probable loss than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Litigation expenses for these types of contingencies are recognized in the period in which the litigation services were provided.
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

If a deduction reported on a tax return for an equity-based incentive award exceeds the cumulative compensation cost for those instruments recognized for financial reporting purposes, any resulting realized tax benefit that exceeds the previously calculated deferred tax asset for those instruments is considered an excess tax benefit, and is recognized as additional paid-in capital. If the tax deduction is less than the cumulative book compensation cost, the tax effect of the resulting difference is charged first to APIC, to the extent of the available pool of windfall tax benefits, with any remainder recognized in income tax expense.

Comprehensive Income (Loss).  Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

Segment Reporting.  Acacia uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of Acacia’s reportable segments. Acacia’s patent licensing and enforcement business constitutes its single reportable segment.

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

Earnings (Loss) Per Share.  The Company computes net income (loss) attributable to common stockholders using the two-class method required for capital structures that include participating securities. Under the two-class method, securities that participate in non-forfeitable dividends, such as the Company’s outstanding unvested restricted stock, are considered “participating securities.”

In applying the two-class method, (i) basic net income (loss) per share is computed by dividing net income (loss) (less any dividends paid on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period and (ii) diluted earnings per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying the two-class method and the treasury stock method to the assumed exercise or vesting of potentially dilutive common shares. The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options, and restricted stock units for calculations utilizing the two-class method, and also include unvested restricted stock, when utilizing the treasury method.

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	2013	2012	2011
Numerator (in thousands):
Basic
Net income (loss)	$(56,434)	$59,453	$21,106
Undistributed earnings allocated to participating securities	—	(1,889)	(841)
Total dividends paid	(18,633)	—	—
Dividends attributable to common stockholders	18,122	—	—
Net income (loss) attributable to common stockholders – basic	$(56,945)	$57,564	$20,265

Diluted
Net income (loss)	$(56,434)	$59,453	$21,106
Undistributed earnings allocated to participating securities	—	(1,876)	(833)
Total dividends paid	(18,633)	—	—
Dividends attributable to common stockholders	18,122	—	—
Net income (loss) attributable to common stockholders – diluted	$(56,945)	$57,577	$20,273

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic	48,155,832	47,251,061	39,743,433
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	333,059	407,167
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	48,155,832	47,584,120	40,150,600

Basic net income (loss) per common share	$(1.18)	$1.22	$0.51
Diluted net income (loss) per common share	$(1.18)	$1.21	$0.50
Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share	27,760	30,812	7,760

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revision of Prior Period Earnings (Loss) Per Share - Two-Class Method. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2013, the Company determined that its basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Pursuant to guidance set forth in Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements presented herein were revised, in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The impact of the revision for the comparable prior period earnings (loss) per share calculations using the two-class method were as follows:

	2012	2011
Numerator:
Net income attributable to common stockholders – basic and diluted - As Reported	$59,453	$21,106
Net income attributable to common stockholders – basic - As Adjusted	$57,564	$20,265
Net income attributable to common stockholders – diluted - As Adjusted	$57,577	$20,273

Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders – basic - As Reported	47,251,061	39,743,433
Weighted-average shares used in computing net income per share attributable to common stockholders – basic - As Adjusted	47,251,061	39,743,433
Weighted-average shares used in computing net income per share attributable to common stockholders – diluted - As Reported	48,060,647	41,258,297
Weighted-average shares used in computing net income per share attributable to common stockholders – diluted - As Adjusted	47,584,120	40,150,600

Basic net income per common share - As Reported	$1.26	$0.53
Basic net income per common share - As Adjusted	$1.22	$0.51
Diluted net income per common share - As Reported	$1.24	$0.51
Diluted net income per common share - As Adjusted	$1.21	$0.50

Treasury Stock. Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital, and reflected as Treasury Stock on the consolidated balance sheets.

Recently Adopted Accounting Pronouncements - Adopted Effective January 1, 2013. In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This pronouncement is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In July 2013, the FASB issued an accounting update which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists in the same taxing jurisdiction. Per this guidance, an entity must present the unrecognized tax benefit as a reduction to a deferred tax asset, except

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when the carryforward is not available as of the reporting date under the governing tax law to settle taxes or the entity does not intend to use the deferred tax asset for this purpose. This amendment does not impact the recognition or measurement of uncertain tax positions or the disclosure reconciliation of gross unrecognized tax benefits. The new accounting standards update becomes effective for the Company on January 1, 2014 and it should be applied prospectively to unrecognized tax benefits that exist at the effective date with retrospective application permitted. Early adoption of the update is permitted and an entity may choose to apply this amendment retrospectively to each reporting period presented. The adoption of this accounting update did not have a material impact on the Company’s consolidated financial statements.

3.  SHORT-TERM INVESTMENTS

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	December 31, 2013
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$130,971	$21	$(975)	$130,017
Total short-term investments	$130,971	$21	$(975)	$130,017

	December 31, 2012
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$87,394	$20	$(411)	$87,003
Equity securities of certain technology companies	3,254	—	(782)	2,472
Total short-term investments	$90,648	$20	$(1,193)	$89,475
Short-term investments at December 31, 2013 and 2012 were comprised of investments in highly liquid, AAA, U.S. government fixed income securities with maturity dates ranging from 2014 to 2015, and 2013 to 2014, respectively. Short-term marketable securities in unrealized loss positions at December 31, 2013 and 2012 have been in continuous unrealized loss positions for less than one year.

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

For the year ended December 31, 2013, proceeds from the sale of short-term marketable securities classified as available-for-sale were $239,370,000, gross realized gains were $1,174,000 and gross realized losses were $981,000. For the year ended December 31, 2012, proceeds from the sale of short-term marketable securities classified as available-for-sale were $319,811,000, gross realized gains were $31,000 and gross realized losses were $555,000. Proceeds from the sale of short-term marketable securities classified as available-for-sale and related gross realized gains and losses were not material for the year ended December 31, 2011.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012

Furniture and fixtures	$783	$472
Computer hardware and software	687	586
Leasehold improvements	306	173
	1,776	1,231
Less: accumulated depreciation and amortization	(1,010)	(892)
	$766	$339
Depreciation expense was $236,000, $149,000 and $105,000 for the years ended December 31, 2013, 2012 and 2011, respectively. In 2013, we retired $130,000 of items held in property and equipment and recorded a $12,000 loss on disposal.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012

Accounts payable	$128	$642
Payroll and other employee benefits	1,039	1,815
Accrued vacation	813	703
Accrued legal expenses - patent	5,900	3,990
Accrued consulting and other professional fees	2,948	1,510
Accrued distribution to noncontrolling interests	504	504
Other accrued liabilities	223	71
	$11,555	$9,235

6.  GOODWILL AND OTHER IDENTIFIABLE INTANGIBLE ASSETS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to ten years. For all periods presented, all of Acacia’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2013 and 2012 are as follows (in thousands):

	2013	2012

Gross carrying amount - patents	$400,755	$383,379
Accumulated amortization - patents	(112,323)	(69,850)
Patents, net	$288,432	$313,529

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is 7 years. Scheduled annual aggregate amortization expense for each of the next five years through December 31, 2018 is estimated to be $47,654,000 in 2014, $46,554,000 in 2015, $44,051,000 in 2016, $43,268,000 in 2017, and $39,381,000 in 2018.

For the years ended December 31, 2013, 2012 and 2011, on a consolidated basis, Acacia’s operating subsidiaries incurred and capitalized patent and patent rights acquisition costs totaling $25,061,000, $178,260,000 (excluding the acquisition of ADAPTIX) and $14,680,000, respectively. The patents have estimated economic useful lives ranging from three to ten years. Included in capitalized patent costs as of December 31, 2013 are $4,000,000 of accrued future patent-related acquisition costs that management expects to incur pursuant to the terms of the underlying patent acquisition agreements, which are being amortized over the estimated economic useful life of the patents acquired.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Refer to Note 8 to these consolidated financial statements for additions to patents and goodwill in connection with Acacia’s acquisition of ADAPTIX and the related application of the acquisition method of accounting.

During the periods presented, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent-related assets. For the years ended December 31, 2013, 2012 and 2011, accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $592,000, $10,574,000 and $3,111,000, respectively.

For the years ended December 31, 2013, 2012 and 2011, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $1,747,000, $3,034,000 and $1,103,000, respectively. Included in amortization of patents for the year ended December 31, 2013 are patent impairment charges totaling $4,619,000. The impairment charges, related to certain patent portfolios that management, in the fourth quarter of 2013, determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to potential prior art related complexities in two of the programs and/or the overall determination that future resources would be allocated to other licensing and enforcement programs with higher potential return profiles. The impairment charges consisted of the remaining net carrying value of the related portfolios as of December 31, 2013.

For the years ended December 31, 2013, 2012 and 2011, capitalized patent costs and accumulated amortization, and sales proceeds and other costs, related to patent-related sales and disposals are as follows (in thousands):

	2013	2012	2011

Capitalized patent costs	$3,500	$5,500	$4,612
Accumulated amortization	1,753	2,466	3,509
Sales proceeds	1,000	2,792	11,000
Other costs	—	—	4,717

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of December 31, 2011, Acacia held investment grade auction rate securities with a par value totaling $2,425,000, consisting of auction rate investments backed by student loans, which were classified as noncurrent, available-for-sale and reflected at fair value. The fair values of these securities were estimated utilizing an analysis of certain unobservable inputs (Level 3) and by reference to periodic discounted cash flow analyses.

All outstanding auction rate securities as of December 31, 2011, were sold during the year ended December 31, 2012. For the year ended December 31, 2012 auction rate securities related recognized gains included in earnings totaled $118,000, and total settlements of auction rate securities totaled $2,074,000.

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

ADAPTIX, a pioneer in the development of 4G technologies for wireless systems, is a technology company recognized in the industry as one of the first developers of 4G wireless systems. With patents filed as early as 2000, ADAPTIX’s research and development efforts have resulted in a significant intellectual property portfolio focused on 4G

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

technologies. With its growing portfolio of 230 issued and pending patents in 13 countries, ADAPTIX’s innovations extend across a broad range of 4G technologies including OFDMA and MIMO.

The Merger was being accounted for in accordance with the acquisition method of accounting under FASB ASC Topic 805, “Business Combinations” (“Topic 805”). Topic 805 requires, among other things, that identifiable assets acquired and liabilities assumed be recognized at their fair values as of the Acquisition Date. Under the acquisition method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangible assets and liabilities assumed, based on their estimated fair market values on the date of acquisition. Any excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets is assigned to goodwill. Amounts attributable to patents are amortized using the straight-line method over the estimated economic useful life of the underlying patents.

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
Amounts attributable to the patents acquired are being amortized using the straight-line method over an estimated weighted average economic useful life of the underlying patents, which was estimated to be approximately 10 years. Goodwill is calculated as the residual after recording the identifiable net assets acquired and associated net deferred tax assets and liabilities.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Book Basis	Tax Basis	Difference

Intangible assets acquired - patents	$150,000	$—	$(150,000)
Estimated acquired deferred tax assets (including net operating loss carryforwards) - ADAPTIX	—	63,860	63,860
Net deferred tax liability - pretax			(86,140)
Estimated tax rate			35%
Estimated net deferred tax liability			$(30,149)

The following unaudited pro forma combined results of operations for periods presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2012. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods. The unaudited pro forma combined results are presented in thousands, except share and per share information.

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
Pro forma adjustments primarily relate to the amortization of identifiable intangible assets acquired over an estimated economic useful life of ten years, historical operating expenses of ADAPTIX for 2012, and the expensing of acquisition costs incurred by ARG in connection with the Merger.

The unaudited pro forma combined statements of income for the periods presented herein have been adjusted to give effect to pro forma events that are expected to have a continuing impact on the combined results. As such, the income tax benefit related to the release of valuation allowance reflected in the statement of operations for 2012, as described at Note 10, is not reflected in the accompanying unaudited pro forma combined statements of operations for the periods presented.

9.  STOCKHOLDERS’ EQUITY
Equity Offerings. In February 2012, Acacia raised gross proceeds of $225,000,000 through the sale of 6,122,449 shares of Acacia’s common stock at a price of $36.75 per share in a private placement offering with certain institutional accredited investors. Net proceeds, net of placement agent fees and estimated offering expenses, totaled approximately$218,961,000. The use of proceeds included the finance of pending and future acquisitions of patents and patent royalties and other patent licensing vehicles and companies with patent assets, and for working capital and general corporate purposes.

In March 2011, Acacia completed a public offering of 5,750,000 shares of common stock. The public offering price was $31.50 per share, and the net proceeds to the Company totaled approximately $175,229,000 after deducting underwriting discounts and related offering expenses. Acacia retained broad discretion over the use of the net proceeds from the sale of common stock including use for operations and for other general corporate purposes, including, but not limited to, working capital, strategic acquisitions and other transactions.

Repurchases of Common Stock. On November 16, 2012, Acacia’s Board of Directors authorized a program for repurchases of shares of Acacia’s outstanding common stock. Under the stock repurchase program, effective November 16, 2012, Acacia was authorized to purchase in the aggregate up to $100,000,000 of its outstanding common stock through the period ended May 15, 2013. On April 23, 2013, Acacia’s Board of Directors approved an extension of the stock repurchase program from May 15, 2013 until August 15, 2013. The November 16, 2012 program expired on August 15, 2013.

On November 15, 2013, Acacia’s Board of Directors authorized a program for repurchases of shares of Acacia’s outstanding common stock. Under the stock repurchase program, effective November 15, 2013, Acacia was authorized to purchase in the aggregate up to $70,000,000 of its of its outstanding common stock through the period ending May 14, 2014.

Repurchases may be made from time to time by Acacia in the open market or in block purchases in compliance with applicable Securities and Exchange Commission rules. Repurchases to date were made using existing cash resources and occurred in the open market. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Following are our monthly stock repurchases for the periods presented, all of which were purchased as part of publicly announced plans or programs:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration

November 16, 2012 - November 30, 2012	256,262	$21.58	$—	August 15, 2013
December 1, 2012 - December 31, 2012	873,146	$24.26	$—	August 15, 2013
Totals for 2012	1,129,408	$23.65

December 4, 2013 - December 11, 2013	600,000	$13.18	$62,074,000	May 14, 2014
Totals for 2013	600,000

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid three quarterly cash dividends totaling $18,633,000 in 2013. While the Company paid dividends to holders of our common stock on a quarterly basis during fiscal year 2013, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings and financial condition, and any future dividends will be made solely at the discretion of our Board of Directors.

On February 20, 2014, Acacia announced that its Board of Directors approved a fourth quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on March 31, 2014 to shareholders of record at close of business on March 3, 2014.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

Acacia’s provision for income taxes consists of the following (in thousands):

	2013	2012	2011

Current:
Federal	$—	$—	$179
State taxes	113	281	943
Foreign taxes	4,405	11,890	7,586
Total current	4,518	12,171	8,708
Deferred:
Federal	(26,151)	10,085	—
State taxes	(325)	(196)	—
Total deferred	(26,476)	9,889	—

Provision for income taxes	$(21,958)	$22,060	$8,708

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$34,679	$15,668
Stock compensation	3,052	1,140
Basis of investments in affiliates	867	415
Accrued liabilities and other	387	250
Unrealized loss on short-term investments	337	415
State taxes	18	212
Total deferred tax assets	39,340	18,100

Deferred tax liabilities:
Fixed assets and intangibles	(33,378)	(39,457)
Other	(112)	(60)
Net deferred tax liabilities	5,850	(21,417)

Less: valuation allowance	(7,585)	(5,396)
Net deferred taxes	$(1,735)	$(26,813)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2013	2012	2011

Statutory federal tax rate - (benefit) expense	(35)%	35%	35%
State income and foreign taxes, net of federal tax effect	5%	15%	27%
Foreign tax credit	(6)%	(15)%	(25)%
Noncontrolling interests in operating subsidiaries	1%	—%	(1)%
Nondeductible permanent items	2%	5%	4%
Expired net operating loss carryforwards	2%	—%	1%
Valuation allowance	4%	(13)%	(12)%
	(27)%	27%	29%

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2013 and 2012, the Company has recorded valuation allowances for certain tax attribute carryforwards and other deferred tax assets due to uncertainty regarding future realizability, as follows:

	December 31,
	2013	2012

Capital loss carryforwards	$1,562	$2,935
Net operating loss carryforwards	1,281	2,046
Foreign tax credits	4,405	—
Unrealized losses on short-term investments and other deferred tax assets	337	415
Total valuation allowance	$7,585	$5,396

Capital loss carryforwards and certain net operating loss carryforwards included in the valuation allowances for the periods presented, expire in varying amounts from 2014 through 2033. Foreign tax credits included in the valuation allowance were generated during the year ended December 31, 2013, and expire in 2023. In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statement of income in the period the determination is made.
     Release of Valuation Allowance. As of December 31, 2011, Acacia maintained a full valuation allowance against its net deferred tax assets. The net deferred tax liability resulting from the acquisition of ADAPTIX in January 2012 created an additional source of income to utilize against the majority of Acacia’s existing consolidated net deferred tax assets. In addition, Acacia estimated that certain other deferred tax assets related to foreign tax credits and other state related deferreds were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of the Company’s net deferred tax assets was released, resulting in a financial statement income tax benefit of $10,651,000 for the year ended December 31, 2012.

At December 31, 2013, Acacia had U.S. federal and state income tax NOLs totaling approximately $83,372,000 and $56,400,000, expiring between 2025 and 2033, and 2014 and 2033, respectively, for which $0 and $441,000 of federal and state net operating losses are included as a deferred tax asset which will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia’s tax return. In addition, $1,928,000 and $37,725,000 of federal and state net operating losses are not included as a deferred tax asset and will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia’s tax return as they relate to unrecognized excess tax benefits (see additional information regarding the ordering of windfall tax benefits and use of the “with-and-without” approach below). As of December 31, 2013, $0 and $441,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia’s federal and state NOLs deferred tax asset, respectively.

At December 31, 2013, approximately $29,318,000 of the U.S. federal NOLs, acquired in connection with the acquisition of ADAPTIX, are subject to an annual utilization limitation of approximately $14,100,000, pursuant to the “change in ownership” provisions under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2013 Acacia has approximately $24,718,000 of foreign tax credits, expiring between 2015 and 2023, of which $20,313,000 has been utilized for financial statement purposes. Future realization of the credits as a reduction of taxes payable on Acacia’s tax return will result in an income tax benefit recognizable through additional paid in capital since the entire amount of the credits have been utilized for financial statement purposes under the “with-and-without approach.” In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

Excluding the impact of the change in valuation allowance in fiscal years 2013, 2012 and 2011, our annual effective tax rates were (31%), 40% and 41%, respectively. In 2013, the rate at which we recorded the tax benefit associated with the pre-tax loss for the period was reduced from the statutory rate primarily due to certain nondeductible permanent items and expired capital loss carryforwards.  The Company recorded a valuation allowance on foreign tax credits generated in fiscal year 2013 totaling $4,605,000, as discussed above, and therefore, did not recognize the related tax benefit in fiscal year 2013.  The Company generated pretax income in 2012 and had significant nondeductible permanent items which increased our effective tax rate as shown above. The Company generated pretax income in fiscal year 2012, resulting in tax expense for the period. The fiscal year 2012 effective tax rate was lower than the U.S. federal statutory rate primarily due to $10.2 million of tax benefits recognized resulting from the release of valuation allowance on the majority of our net deferred tax assets in the first quarter of 2012, as discussed above.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has elected to utilize the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit has reduced taxes payable. Under this approach, the windfall tax benefits would be recognized in additional paid in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. The deductions related to the exercise and vesting of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on Acacia’s consolidated tax returns. Accordingly, the excess tax benefit related to the exercise and vesting of equity-based incentive awards for the periods presented, was credited to additional paid-in capital, not taxes payable. The actual tax benefit realized for excess tax deductions resulting from the exercise and vesting of equity-based incentive awards (noncash tax expense) totaled $13,210,000 and $583,000 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2013, the Company incurred approximately $1,398,000 of net short falls from the exercise and vesting of equity-based incentive awards, of which $1,398,000 was recorded against its additional paid-in capital pool with no impact to the income statement.

Acacia is subject to taxation in the U.S. and various state jurisdictions. With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 1997.

At December 31, 2013, the Company had total unrecognized tax benefits of approximately $2,127,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2013. If recognized, approximately $2,127,000 would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Activity related to the gross unrecognized tax benefits for the year ended December 31, 2013 was as follows (in thousands):

Balance at January 1, 2012	$85
Additions based on tax positions related to the current year	—
Additions for tax positions related to prior years	772
Additions resulting from the acquisition of ADAPTIX	1,270
Reductions	—
Balance at December 31, 2012	2,127
Reductions	—
Balance at December 31, 2013	$2,127

11.  STOCK-BASED INCENTIVE PLANS

The 2002 Acacia Technologies Stock Incentive Plan (“2002 Plan”), the 2007 Acacia Technologies Stock Incentive Plan (“2007 Plan”) and the 2013 Acacia Research Corporation Stock Incentive Plan (“2013 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in December 2002, May 2007 and May 2013, respectively. All Plans allow grants of stock options, stock awards and performance shares with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants. Except as noted below, the terms and provisions of the Plans are identical in all material respects. The term of the 2002 Plan expired in December 2012.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

•
Automatic Option Grant Program (2002 and 2013Plans only). Commencing in fiscal 2008, each non-employee director will receive restricted stock units for the number of shares determined by dividing the annual retainer by the closing price of Acacia’s common stock on the grant date, provided that such individual has served as a non-employee director for at least 6 months. In addition, as of May 2007, each new non-employee director will receive restricted stock units for the number of shares determined by dividing the annual board of directors retainer by the closing price of Acacia’s common stock on the commencement date. Restricted stock units vest in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control. Acacia will deliver shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events: (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director’s service as a member of the Company’s Board of Directors. The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered.

The number of shares of common stock available for issuance under the 2002 Plan automatically increased on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, not to exceed 500,000 shares. The aggregate number of shares of common stock available for issuance under the 2002 Plan could not exceed 20,000,000 shares. At December 31, 2013, there were no shares available for grant under the expired 2002 Plan.

The initial share reserve under the 2007 Plan was 560,000 shares. The number of shares of common stock available for issuance under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan). At December 31, 2013, there were no shares available for grant under the 2007 Plan.

The number of shares of Common Stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market. At December 31, 2013, there were 4,280,000 shares available for grant under the 2013 Plan.

Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock. Acacia’s board of directors may amend or modify the Plans at any time, subject to any required stockholder approval.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the Plans for the year ended December 31, 2013:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	313,000	$5.87
Exercised	(115,000)	$4.22
Expired/forfeited	(3,000)	$1.85
Outstanding at December 31, 2013	195,000	$6.91	1.6 years	$1,485,000
Vested	195,000	$6.91	1.6 years	$1,485,000
Exercisable at December 31, 2013	195,000	$6.91	1.6 years	$1,485,000

The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $2,024,000, $1,796,000, and $2,822,000, respectively. No options vested during the years ended December 31, 2013, 2012 and 2011.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2013:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2012	1,353,000	$30.17
Granted	823,000	$24.31
Vested	(813,000)	$27.45
Canceled	(126,000)	$28.48
Nonvested restricted stock at December 31, 2013	1,237,000	$28.23

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2013, 2012 and 2011 was $24.31, $32.17, and $29.24, respectively. The aggregate fair value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $22,317,000, $28,865,000, $11,043,000, respectively. As of December 31, 2013, the total unrecognized compensation expense related to nonvested restricted stock awards was $25,915,000, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

The following table summarizes restricted stock unit activity for the year ended December 31, 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested restricted stock units outstanding at December 31, 2012	38,000	$26.98
Granted	—	$—
Vested	(18,000)	$26.05
Nonvested restricted stock units outstanding at December 31, 2013	20,000	$27.83
Vested restricted stock units outstanding at December 31, 2013	94,000	$13.05

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2012 and 2011 was $29.39 and $24.87, respectively.  There were $0 shares granted during the year ended December 31, 2013. The aggregate fair value of restricted stock units that vested during the years ended December 31, 2013, 2012 and 2011 was $469,000, $363,000 and $257,000, respectively. As of December 31, 2013, the total unrecognized compensation expense related to restricted stock unit awards was $480,000, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

As of December 31, 2013, 4,280,000 shares of common stock are reserved for issuance under the Plans.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring at various dates from 2014 through 2020. Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Year
2014	$1,442
2015	1,553
2016	918
2017	318
2018	324
Thereafter	498
Total minimum lease payments	$5,053

Rent expense for the years ended December 31, 2013, 2012 and 2011 approximated $1,312,000, $898,000 and $915,000, respectively. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases are amortized on a straight-line basis over the lease term.

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

Acacia’s operating subsidiaries may retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with their licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby such law firms are paid on a scaled percentage of any negotiated fees, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.

The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by Acacia’s operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries. Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

During the years ended December 31, 2013 and 2012, Acacia entered into significant agreements with unrelated third-parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, portions of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia’s operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements. Certain revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

Other

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund acquires, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. Refer to Note 2 to these notes to consolidated financial statements for information regarding the consolidation of majority-owned subsidiaries and the presentation of related noncontrolling interests. At December 31, 2013 and 2012, the Acacia IP Fund net assets were primarily comprised of the following (in thousands):

	December 31, 2013	December 31, 2012

Cash and other assets	$2,927	$2,542
Patents, net of accumulated amortization	1,373	7,144
Investments - noncurrent	11,120	11,617
Total assets	$15,420	$21,303

Accrued expenses and contributions	$2,437	$5,016
Accrued patent acquisition costs	—	500
Total liabilities	2,437	5,516
Net assets	$12,983	$15,787

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Officer was employed by the Company (the “Severance Period”), up to a maximum of twelve (12) months of the Officer’s base salary, and (ii) provide to the Officer, Acacia paid COBRA coverage for the medical and dental benefits selected by the Officer in the year in which the termination occurs, for the duration of the Severance Period.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Estimated federal taxes paid totaled $3,000,000, $0 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, prepaid expenses and other current assets included federal and state income taxes receivable totaling $3,251,000. Cash paid for state income taxes totaled $516,000, $771,000 and $185,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Foreign taxes withheld totaled $4,605,000, $11,890,000 and $7,586,000 for the years ended December 31, 2013, 2012 and 2011.

Refer to Note 6 to these notes to consolidated financial statements for information regarding noncash investing activity related to the acquisition of patents for the periods presented. Cash flows from financing activities for the year ended December 31, 2012 exclude $504,000 of accrued distributions payable to noncontrolling interests.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2013. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(Unaudited, in thousands, except share and per share information)
Revenues	$76,861	$23,110	$15,520	$15,065	$99,040	$50,484	$34,939	$66,264
Operating costs and expenses:
Cost of revenues:
Inventor royalties	18,481	5,610	2,353	3,280	7,594	9,573	5,032	3,829
Contingent legal fees	15,032	4,024	2,547	3,181	3,748	6,607	8,833	5,463
Litigation and licensing expenses - patents	9,648	9,918	10,870	8,899	3,381	5,268	5,973	6,969
Amortization of patents	11,730	12,578	12,615	16,735	5,126	5,393	10,412	18,088
Marketing, general and administrative expenses (including non-cash stock compensation expense)	13,844	13,175	18,222	13,988	13,731	11,903	11,914	16,535
Research, consulting and other expenses - business development	1,031	735	743	742	1,116	1,967	1,139	721
Other	—	—	3,506	—	—	—	—	—
Total operating costs and expenses	69,766	46,040	50,856	46,825	34,696	40,711	43,303	51,605
Operating income (loss)	7,095	(22,930)	(35,336)	(31,760)	64,344	9,773	(8,364)	14,659
Total other income (expense)	1,290	400	280	161	56	102	(41)	820
Income (loss) before (provision for) benefit from income taxes	8,385	(22,530)	(35,056)	(31,599)	64,400	9,875	(8,405)	15,479
Benefit from (provision for) income taxes	(3,272)	9,050	19,570	(3,390)	(14,747)	(3,494)	1,938	(5,757)
Net income (loss) including noncontrolling interests	5,113	(13,480)	(15,486)	(34,989)	49,653	6,381	(6,467)	9,722
Net (income) loss attributable to noncontrolling interests	—	977	(225)	1,656	275	(60)	(152)	101
Net income (loss) attributable to Acacia Research Corporation	$5,113	$(12,503)	$(15,711)	$(33,333)	$49,928	$6,321	$(6,619)	$9,823
Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share - As Adjusted(1)	$0.10	$(0.26)	$(0.33)	$(0.69)	$1.08	$0.13	$(0.14)	$0.20
Diluted income (loss) per share - As Adjusted(1)	$0.10	$(0.26)	$(0.33)	$(0.69)	$1.08	$0.13	$(0.14)	$0.20
Weighted-average number of shares outstanding, basic - As Adjusted(1)	47,859,774	48,008,998	48,330,149	48,415,684	44,367,499	47,944,193	48,332,878	48,335,865
Weighted-average number of shares outstanding, diluted - As Adjusted(1)	48,104,242	48,008,998	48,330,149	48,415,684	44,764,064	48,294,782	48,332,878	48,607,141

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2013	2013	2013	2013	2012	2012	2012	2012
	(Unaudited, In thousands, except share and per share information)
Basic income (loss) per share - As Reported(1)	$0.11	$(0.26)	N/A	N/A	$1.13	$0.13	$(0.14)	$0.20
Diluted income (loss) per share - As Reported(1)	$0.11	$(0.26)	N/A	N/A	$1.09	$0.13	$(0.14)	$0.20
Weighted-average number of shares outstanding, basic - As Reported(1)	47,859,774	48,008,998	N/A	N/A	44,367,499	47,944,193	48,332,878	48,335,865
Weighted-average number of shares outstanding, diluted - As Reported(1)	48,354,444	48,008,998	N/A	N/A	45,771,228	48,938,766	48,332,878	48,797,304
_______________________
(1) - Revision of Prior Period Earnings (Loss) Per Share - Two-Class Method. In connection with the preparation of the Company’s Quarterly Report on Form 10-Q as of and for the three months ended September 30, 2013, the Company determined that its basic and diluted net income (loss) per share calculations should have been prepared using the “two-class method.” Under the two-class method, securities that participate in dividends are considered “participating securities.” The Company’s unvested restricted shares outstanding are considered “participating securities” because they include non-forfeitable rights to dividends.

Pursuant to guidance set forth in Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” the Company concluded that the errors were not material to any of its prior period financial statements. Although the errors were immaterial to prior periods, the prior period financial statements presented herein were revised, in accordance with SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc.(15)

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (10)
10.11.1*	Addendum, dated March 31, 2008, to Employment Agreement by and between Acacia Media Technologies Corporation and Edward Treska (11)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.14*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (12)
10.14.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (12)
10.15*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (11)
10.15.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (12)
10.16*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (11)
10.16.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (12)
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (18)
10.21*	Form of Stock Issuance Agreement to be used under the 2013 Acacia Research Corporation Stock Incentive Plan (19)
10.22*	Employment Agreement, dated October 28, 2006, by and between Acacia Technologies Services Corporation and Matthew Vella (20)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (13)
21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (File No. 000-26068).

(2)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2000 (File No. 000-26068).

(3)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (File No. 000-26068).

(4)
Incorporated by reference to Annex E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (File No. 333-87654) which became effective on November 8, 2002.

(5)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (File No. 333-144754) which became effective on July 20, 2007.

(6)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (File No. 000-26068).

(7)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2001, filed on March 27, 2002 (File No. 000‑26068).

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on July 30, 2012 (File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (File No. 000‑26068).

(10)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on April 2, 2008 ( File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, as amended on March 1, 2010 (File No. 000-26068)

(14)
Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed on February 28, 2011, as amended on March 24, 2011 (File No. 000-26068).

(15)
Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K/A filed on January 19, 2012 (File No. 000-26068). Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on July 5, 2013 (File No. 000-26068).