Form 10-Q
period 2014-03-31
ACACIA RESEARCH CORP
filed 2014-05-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014
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

As of May 5, 2014, 50,062,790 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$133,403	$126,685
Short-term investments	95,590	130,017
Accounts receivable	13,540	6,341
Deferred income tax	3,139	3,139
Prepaid expenses and other current assets	7,617	7,546
Total current assets	253,289	273,728
Property and equipment, net of accumulated depreciation and amortization	782	766
Patents, net of accumulated amortization	290,197	288,432
Goodwill	30,149	30,149
Other assets	309	318
	$574,726	$593,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,295	$11,555
Accrued patent investment costs	19,250	4,000
Royalties and contingent legal fees payable	3,895	10,447
Total current liabilities	35,440	26,002
Deferred income taxes	3,747	4,874
Other liabilities	319	319
Total liabilities	39,506	31,195
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,041,123 and 49,385,057 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	50	49
Treasury stock, at cost, 1,729,408 shares as of March 31, 2014 and December 31, 2013	(34,640)	(34,640)
Additional paid-in capital	650,934	653,314
Accumulated comprehensive loss	(976)	(947)
Accumulated deficit	(86,487)	(62,066)
Total Acacia Research Corporation stockholders’ equity	528,881	555,710
Noncontrolling interests in operating subsidiaries	6,339	6,488
Total stockholders’ equity	535,220	562,198
	$574,726	$593,393

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$12,578	$76,861
Operating costs and expenses:
Cost of revenues:
Inventor royalties	951	18,481
Contingent legal fees	1,527	15,032
Litigation and licensing expenses - patents	8,994	9,648
Amortization of patents	14,472	11,730
Marketing, general and administrative expenses (including non-cash stock compensation expense of $4,765 for the three months ended March 31, 2014, and $5,158 for the three months ended March 31, 2013)	11,693	13,851
Research, consulting and other expenses - business development	992	1,024
Total operating costs and expenses	38,629	69,766
Operating income (loss)	(26,051)	7,095

Other income (loss):
Interest income	556	442
Net gain (loss) on investments	(447)	848
Total other income	109	1,290
Income (loss) before benefit from (provision for) income taxes	(25,942)	8,385
Benefit from (provision for) income taxes	1,372	(3,272)
Net income (loss) including noncontrolling interests in operating subsidiaries	(24,570)	5,113
Net loss attributable to noncontrolling interests in operating subsidiaries	149	—
Net income (loss) attributable to Acacia Research Corporation	$(24,421)	$5,113

Net income (loss) attributable to common stockholders - basic	$(24,628)	$4,973
Net income (loss) attributable to common stockholders - diluted	$(24,628)	$4,974

Basic income (loss) per common share	$(0.51)	$0.10
Diluted income (loss) per common share	$(0.51)	$0.10

Weighted average number of shares outstanding - basic	48,329,375	47,859,774
Weighted average number of shares outstanding - diluted	48,329,375	48,104,242

Cash dividends declared per common share	$0.125	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss) attributable to Acacia Research Corporation	$(24,421)	$5,113
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	(476)	1,697
Reclassification adjustment for (gains) losses included in net income (loss)	447	(848)
Total other comprehensive income (loss)	(24,450)	5,962
Comprehensive income attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Acacia Research Corporation	$(24,450)	$5,962

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiaries	$(24,570)	$5,113
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	14,552	11,774
Non-cash stock compensation	4,765	5,158
Excess tax benefits from stock-based compensation	—	(709)

Changes in assets and liabilities:
Accounts receivable	(7,199)	(35,508)
Prepaid expenses and other assets	(62)	(1,661)
Accounts payable and accrued expenses	740	8,430
Royalties and contingent legal fees payable	(6,552)	24,228
Deferred taxes, net	(2,106)	—

Net cash provided by (used in) operating activities	(20,432)	16,825

Cash flows from investing activities:
Purchases of property and equipment	(96)	(241)
Purchases of available-for-sale investments	(14,234)	(97,225)
Maturities and sales of available-for-sale investments	48,632	53,262
Investments in patents/ patent rights	(987)	(4,010)

Net cash provided by (used) in investing activities	33,315	(48,214)

Cash flows from financing activities:
Dividends paid to shareholders	(6,255)	—
Contributions from noncontrolling interests in operating subsidiary	—	1,920
Excess tax benefits from stock-based compensation	—	709
Proceeds from exercises of stock options	90	117

Net cash provided by (used in) financing activities	(6,165)	2,746

Increase (decrease) in cash and cash equivalents	6,718	(28,643)

Cash and cash equivalents, beginning	126,685	221,804

Cash and cash equivalents, ending	$133,403	$193,161

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$15,250	$—

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. As used herein, “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly and majority-owned and controlled operating subsidiaries.  All patent investment, prosecution, licensing and enforcement activities are conducted solely by certain of Acacia’s wholly and majority-owned and controlled operating subsidiaries.

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. Acacia is an intermediary in the patent marketplace, bridging the gap between invention and application, facilitating efficiency and delivering monetary rewards to patent owners.

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

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net income (loss) is adjusted to include the net (income) loss attributed to noncontrolling interests in the consolidated statements of operations. Refer to the accompanying consolidated financial statements for total noncontrolling interests, net (income) loss attributable to noncontrolling interests and contributions from and distributions to noncontrolling interests, for the applicable periods presented.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, as reported by Acacia in its Annual Report on Form 10-K.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2014, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties and the amortization of patent-related investment costs.  These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations.

Inventor Royalties and Contingent Legal Expenses. Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues.  Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations.  Any unamortized upfront advances recovered from net revenues are expensed in the period recovered, and included in amortization expense in the consolidated statements of operations.

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

Concentrations. One licensee individually accounted for 39% of revenues recognized during the three months ended March 31, 2014, and three licensees individually accounted for 65%, 14% and 13% of revenues recognized during the three months ended March 31, 2013. Two licensees individually represented approximately 43% and 28% of accounts receivable at March 31, 2014. Two licensees individually represented approximately 60% and 22% of accounts receivable at December 31,

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2013. For the three months ended March 31, 2014, 16% of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three months ended March 31, 2013, 15% of revenues were attributable to licensees domiciled in foreign jurisdictions.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. At March 31, 2014 and December 31, 2013, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income.

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	March 31, 2014
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities(1)	$96,573	$14	$(997)	$95,590
Total short-term investments	$96,573	$14	$(997)	$95,590
_____________________________________
(1) Maturity dates ranging from 2014 to 2015.

	December 31, 2013
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$130,971	$21	$(975)	$130,017
Total short-term investments	$130,971	$21	$(975)	$130,017

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Patents.  Patents includes the cost of patents or patent rights (hereinafter, collectively “patents”), obtained from third-parties or obtained in connection with business combinations. Capitalized patent costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

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

A reconciliation of the federal statutory income tax rate and the estimated effective income tax rate for the periods presented is as follows:

	Three Months Ended March 31,
	2014	2013
Statutory federal tax rate - benefit (expense)	35%	(35)%
Noncontrolling interests in operating subsidiaries	(1)%	—%
Nondeductible permanent items	(3)%	(5)%
Other	(1)%	—%
Valuation allowance	(25)%	1%
	5%	(39)%

The change in the valuation allowance for the three months ended March 31, 2014 included valuation allowances recorded for the majority of net operating loss carryfowards and certain other deferred tax assets generated during the period, due to uncertainty regarding future realizability pursuant to guidance set forth in ASC 740, "Income Taxes." In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

benefit from the release of the valuation allowance will generally be recognized in the statement of operations in the period the determination is made.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	Three Months Ended March 31,
	2014	2013
Numerator (in thousands):
Basic
Net income (loss)	$(24,421)	$5,113
Undistributed earnings allocated to participating securities	—	(140)
Total dividends declared / paid	(6,255)	—
Dividends attributable to common stockholders	6,048	—
Net income (loss) attributable to common stockholders – basic	$(24,628)	$4,973

Diluted
Net income (loss)	$(24,421)	$5,113
Undistributed earnings allocated to participating securities	—	(139)
Total dividends declared / paid	(6,255)	—
Dividends attributable to common stockholders	6,048	—
Net income (loss) attributable to common stockholders – diluted	$(24,628)	$4,974

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – basic	48,329,375	47,859,774
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	244,468
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	48,329,375	48,104,242

Basic net income (loss) per common share	$(0.51)	$0.10
Diluted net income (loss) per common share	$(0.51)	$0.10

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Three Months Ended March 31,
2013
Numerator (in thousands):
Net income attributable to common stockholders – basic and diluted - As Reported	$5,113
Net income attributable to common stockholders – basic - As Adjusted	$4,973
Net income attributable to common stockholders – diluted - As Adjusted	$4,974

Denominator:
Weighted-average shares used in computing net income per share attributable to common stockholders – basic - As Reported	47,859,774
Weighted-average shares used in computing net income per share attributable to common stockholders – basic - As Adjusted	47,859,774
Weighted-average shares used in computing net income per share attributable to common stockholders – diluted - As Reported	48,354,444
Weighted-average shares used in computing net income per share attributable to common stockholders – diluted - As Adjusted	48,104,242

Basic net income per common share - As Reported	$0.11
Basic net income per common share - As Adjusted	$0.10
Diluted net income per common share - As Reported	$0.11
Diluted net income per common share - As Adjusted	$0.10

4.  PATENTS

Acacia’s only identifiable intangible assets at March 31, 2014 and December 31, 2013 are patents.  Patent-related accumulated amortization totaled $126,795,000 and $112,323,000 as of March 31, 2014 and December 31, 2013, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to ten years.  The weighted-
average remaining estimated economic useful life of Acacia’s patents is approximately seven years.  The following table presents the scheduled annual aggregate amortization expense as of March 31, 2014 (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remainder of 2014	$37,371
2015	48,586
2016	45,503
2017	44,293
2018	40,421
Thereafter	74,023
Total	$290,197

For the three months ended March 31, 2014 and 2013, Acacia paid patent investment costs totaling $987,000 and $4,010,000, respectively.  The underlying patents have estimated economic useful lives of approximately four to ten years. Included in net additions to capitalized patent costs during the three months ended March 31, 2014 are accrued patent investment costs totaling $15,250,000, which are amortized over the estimated economic useful life of the related patents.

During the three months ended March 31, 2014 and 2013, certain operating subsidiaries recovered up-front patent portfolio advances from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio advances, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent portfolio advances totaled $48,000 and $483,000 for the three months ended March 31, 2014 and 2013, respectively. Included in amortization of patents for the three months ended March 31, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2,565,000.

5.  COMMITMENTS AND CONTINGENCIES

In February 2011, Michael Strathmann served a Complaint for Violation of the Insurance Fraud Prevention Act (California Insurance Code Section 1871.7) against Acacia Research Corporation, CombiMatrix Corporation and Dr. Amit Kumar in the Superior Court of the State of California in connection with a prior lawsuit that was settled with Nanogen, Inc. On September 22, 2011, the Superior Court entered Judgment in favor of Acacia Research Corporation, CombiMatrix and Dr. Amit Kumar, dismissed the Complaint and awarded the parties attorneys ' fees and costs. Mr. Strathmann filed an Appeal of the Judgment to the Court of Appeal for the State of California, and filed an undertaking on appeal on November 21, 2011. On October 24, 2012, the Appellate Court reversed the Superior Court's decision, permitted Mr. Strathmann to file an Amended Complaint, and remanded the matter back to the Superior Court for further proceedings. Discovery commenced in this matter, and a Motion for Summary Judgment requesting that judgment be entered in our favor was heard and denied on April 30, 2014. The case is set for trial on June 9, 2014 in the Orange County Superior Court. Acacia believes that there is no merit to Mr. Strathmann's claims and intends to vigorously defend against them.  However, there can be no assurance that Acacia will ultimately be successful in this matter.  Acacia believes that the results of the above noted litigation will not have a material adverse effect on Acacia’s financial condition, results of operations or liquidity.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. STOCKHOLDERS’ EQUITY

Repurchases of Common Stock. On November 15, 2013, Acacia’s Board of Directors authorized a program for repurchases of shares of Acacia’s outstanding common stock. Under the stock repurchase program, effective November 15, 2013, Acacia was authorized to purchase in the aggregate up to $70,000,000 of its of its outstanding common stock through the period ending May 14, 2014.

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

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company has paid quarterly cash dividends totaling $6,255,000 during the three months ended March 31, 2014. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

7. SUBSEQUENT EVENTS

On April 17, 2014, Acacia announced that its Board of Directors approved a quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on May 30, 2014 to stockholders of record at close of business on May 1, 2014. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 3, 2014.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our operating subsidiaries invest in, license and enforce patented technologies. Our operating subsidiaries partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, facilitating efficiency and delivering monetary rewards to patent owners.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,365 license agreements executed to date, across 169 of our patent licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Executive Summary

During the periods presented, we continued our business of empowering patent owners and rewarding invention by providing a path to patent monetization for the people and companies who have contributed valuable patented inventions to an industry, but who require a professional, experienced independent third-party licensing partner to get rewarded for those inventions.

Our operating activities for the periods presented were principally focused on the continued investment in and development of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs and the commencement of new patent licensing and enforcement programs. In addition, we continued our focus on business development, including the acquisition of several additional high quality patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners or invest in patent portfolios, and continue our industry leading patent licensing and enforcement activities.

For the three months ended March 31, 2014, we reported revenues of $12.6 million from 20 new revenue agreements covering 21 different licensing programs, including 3 licensing programs generating initial revenues in the quarter. Cash and investments totaled $229.0 million as of March 31, 2014 as compared to $256.7 million as of December 31, 2013.

During the three months ended March 31, 2014, we invested in 3 new patent portfolios, incurring $16.2 million (including $15.3 million in future payments accrued as of March 31, 2014) of patent portfolio related up-front advances / payments to patent owners with whom we partnered for the licensing of their patented technologies.

Operating activities during the periods presented included the following:

	Three Months Ended March 31,
	2014	2013

Revenues (in thousands)	$12,578	$76,861
New agreements executed	20	29
Licensing and enforcement programs generating revenues	21	31
Licensing and enforcement programs with initial revenues	3	11
New patent portfolios	3	9
Cumulative number of licensing and enforcement programs generating revenues - inception to date	169	154

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

As of Date:	Trailing Twelve -Month Revenues	% Change

March 31, 2014	$66,273	(49)%
December 31, 2013	$130,556	(28)%
September 30, 2013	$181,755	(10)%
June 30, 2013	$201,174	(12)%
March 31, 2013	$228,548	—%

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

Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole

Going forward, we have strategically chosen to shift the focus of our operating business to increasingly serve a smaller number of customers each having higher quality patent portfolios. High quality patent portfolios are typically associated with higher numbers of varied defensible claims, higher revenue potential, originating from high-pedigreed patent owners and/or possessing a relatively large number of prospective licensees. In this regard, in 2014, we have continued the shift in our focus at our point of patent intake from quantity to quality.

We continue to identify and assess additional opportunities to partner with companies in the technology, energy, medical technology and other sectors for the licensing and enforcement of their high quality patented technologies, and are also expanding our activity in international markets, both of which we expect will expand and diversify our future revenue generating opportunities.

Revenues for the three months ended March 31, 2014 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Wireless Patents	•	Messaging technology
•	4G Wireless technology	•	Online Gaming technology
•	Audio Communications Fraud Detection technology	•	Reflective and Radiant Barrier Insulation technology
•	Broadband Communications technology	•	Semiconductor Packaging technology
•	Computer-Aided Design technology(1)	•	Software Activation technology
•	Core Fiber Optic Network Architectures technology	•	Super Resolutions Microscopy technology(1)
•	DMT technology	•	Suture Anchors technology
•	Electronic Access Control technology(1)	•	Telematics technology
•	Gas Modulation Control Systems technology	•	Video Analytics for Security technology
•	Improved Lighting technology	•	Wireless Monitoring technology
•	Interstitial and Pop-Up Internet Advertising technology
__________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2014

Revenues for the three months ended March 31, 2013 included fees from the following technology licensing and enforcement programs:

•	4G Wireless Handsets technology(1)	•	Memory Circuit and Packaging technology(1)
•	Audio Communications Fraud Detection technology	•	Messaging technology
•	Camera Support technology	•	Mobile Computer Synchronization technology
•	Computer Architecture and Power Management technology	•	NOR Flash technology
•	Digital Imaging technology(1)	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology	•	Online Gaming technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Domain Name Redirection technology	•	Power Management Within Integrated Circuits technology
•	Electronic spreadsheet, data analysis and software development technology(1)	•	Prescription Lens technology(1)
•	Enhanced Mobile Communications technology	•	Semiconductor Memory and Process technology(1)
•	Facilities Operation Management System technology	•	Surgical Access technology
•	Gas Modulation Control Systems technology(1)	•	Suture Anchors technology
•	Greeting Card technology(1)	•	Telematics technology
•	Improved Memory Manufacturing technology	•	Wireless Data Synchronization & Data Transfer technology(1)
•	Intercarrier SMS technology(1)	•	Wireless Location Based Services technology(1)
•	Location Based Services technology
__________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2013

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2014 and 2013
(In thousands, except percentage change values)

	Three Months Ended March 31,		%
	2014	2013	Change

Revenues	$12,578	$76,861	(84)%
Operating costs and expenses	38,629	69,766	(45)%
Operating income (loss)	(26,051)	7,095	(467)%
Benefit from (provision for) income taxes	1,372	(3,272)	(142)%
Net income (loss) attributable to Acacia Research Corporation	(24,421)	5,113	(578)%

Overview - Three months ended March 31, 2014 compared with the three months ended March 31, 2013

•
Revenues decreased $64.3 million, or 84%, to $12.6 million, as compared to $76.9 million in the comparable prior year quarter, due primarily to a decrease in the average revenue per executed agreement and a decrease in the total number of agreements executed.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $31.0 million, or 93%, as compared to the 84% decrease in related revenues for the same periods, due primarily to a higher percentage of revenues generated during the three months ended March 31, 2014 having, on average, no inventor royalty or contingent legal fee obligations and lower overall average inventor royalty rates, as compared to the revenues generated during the three months ended March 31, 2013.

•
Litigation and licensing expenses-patents decreased $654,000, or 7%, to $9.0 million, due primarily to a net decrease in litigation costs, which were partially offset by an increase in strategic and other patent related prosecution costs associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

•
Amortization of patents increased $2.7 million, or 23%, to $14.5 million, due primarily to an increase in scheduled amortization expense for patent portfolios invested in since the end of the prior period totaling $981,000 and accelerated amortization related to patent portfolio write-downs totaling $2,565,000. The increase was partially offset by a decrease in accelerated patent amortization related to the recoupment of upfront advances to partners of $435,000 and other scheduled amortization totaling $369,000.

•
Marketing, general and administrative expenses decreased $2.2 million, or 16%, to $11.7 million, due primarily to a decrease in variable performance-based compensation costs and a decrease in other corporate, general and administrative costs.

•
The effective tax rates were 5% and (39%) for the three months ended March 31, 2014 and 2013, respectively. The effective rate for the first quarter of 2014 reflects the impact of an increase in the valuation allowance recorded for certain tax assets generated during the three months ended March 31, 2014.

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on patent portfolio partnering / intake opportunities closed by our operating subsidiaries on a consolidated basis during the applicable reporting periods. During the three months ended March 31, 2014, patent portfolio intake activities included the following:

•	In February 2014, we partnered with a leading research institute to monetize the institute’s patents relating to ceramics and associated manufacturing processes for medical devices.

•
In March 2014, we invested in U.S. patents and foreign counterparts related to the use of shared memory in multimedia processing systems such as mobile phones, tablets and other consumer electronic devices.

Refer to “Liquidity and Capital Resources” below for information regarding the impact on the consolidated financial statements of upfront advances in connection with patent partnering and investment arrangements entered into during the periods presented.

As of March 31, 2014, certain of our operating subsidiaries had several patent partnering option agreements with third-party patent portfolio owners regarding potential additional patent portfolio partnering / investment opportunities.  Future patent portfolio intake arrangements will continue to expand and diversify our future revenue generating opportunities. Our operating subsidiaries are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2013. Refer to Note 2 to the consolidated financial statements included in this report.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three Months Ended March 31, 2014 and 2013

Revenues (in thousands)

	Three Months Ended March 31,		Change
	2014	2013	$	%

Revenues (in thousands, except percentage change values)	$12,578	$76,861	$(64,283)	(84)%
New agreements executed	20	29
Average revenue per agreement (in thousands)	$629	$2,650

A reconciliation of the change in revenues for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

Three Months Ended March 31,
2014 vs. 2013
(in thousands)
Decrease in number of agreements executed	$(23,853)
Decrease in average revenue per agreement executed	(40,430)
Total change in revenues	$(64,283)

One licensee individually accounted for 39% of revenues recognized during the three months ended March 31, 2014, and three licensees individually accounted for 65%, 14%, and 13% of revenues recognized during the three months ended March 31, 2013.

Cost of Revenues

	Three Months Ended March 31,		Change
	2014	2013	$	%
	(in thousands, except percentage change values)
Inventor royalties	$951	$18,481	$(17,530)	(95)%
Contingent legal fees	1,527	15,032	(13,505)	(90)%
Total	$2,478	$33,513	$(31,035)	(93)%

Inventor Royalties and Contingent Legal Fees Expense.  Inventor royalties and contingent legal fee expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the comparable periods presented, is as follows (in thousands, except percentage change values):

	Three Months Ended March 31,	%
	2014 vs. 2013
Inventor Royalties:
Decrease in total revenues	$(16,456)	94%
Decrease in inventor royalty rates	(292)	2%
Decrease in percentage of revenues without inventor royalty obligations	(782)	4%
Total change in inventor royalties expense	$(17,530)	100%

Contingent Legal Fees:
Decrease in total revenues	$(13,207)	98%
Decrease in contingent legal fee rates	(25)	—%
Decrease in percentage of revenues without contingent legal fee obligations	(273)	2%
Total change in contingent legal fees expense	$(13,505)	100%

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Litigation and licensing expenses - patents	$8,994	$9,648
Amortization of patents	14,472	11,730
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

Litigation and licensing expenses-patents decreased for the periods presented due primarily to a net decrease in litigation costs, which were partially offset by an increase in strategic and other patent related prosecution costs associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

Three Months Ended March 31,
2014 vs. 2013
(in thousands)
Amortization of patent portfolios obtained since the end of the comparable prior year period	$981
Decrease in scheduled amortization related to patent portfolio investments made prior to the current period	(369)
Decrease in accelerated amortization related to recovery of upfront advances	(435)
Partial patent portfolio write-down	2,565
Total change in patent amortization expense	$2,742

Included in amortization of patents for the three months ended March 31, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2,565,000.

Operating Expenses (in thousands)

	Three Months Ended March 31,
	2014	2013

Marketing, general and administrative expenses	$6,928	$8,693
Non-cash stock compensation expense	4,765	5,158
Total marketing, general and administrative expenses	$11,693	$13,851

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, state taxes based on gross receipts and other corporate costs.  A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented, is as follows:

Three Months Ended March 31,
2014 vs. 2013
(in thousands)
Licensing, business development, engineering and other personnel costs	$185
Variable performance-based compensation costs and other corporate, general and administrative costs	(1,427)
Corporate, general and administrative costs	(1,048)
Non-cash stock compensation expense	(393)
Non-recurring employee severance costs	525
Total change in marketing, general and administrative expenses	$(2,158)

Income Taxes

	Three Months Ended March 31,
	2014	2013

Benefit from (provision for) income taxes (in thousands)	$1,372	$(3,272)
Effective tax rate	5%	39%

Benefit from (Provision for) Income Taxes. Tax benefit (expense) for the periods presented included the impact of the following:

•
The tax benefit for the three months ended March 31, 2014 reflects the application of an estimated annual effective tax rate to the GAAP pre-tax net loss reported for the first quarter of 2014 and the impact of an increase in the valuation allowance recorded for a portion of net operating losses and certain other deferred tax assets generated during the three months ended March 31, 2014.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from previous equity financings.

Our management believes that our cash and cash equivalent balances, investments, anticipated cash flows from operations, and other external sources of available credit will be sufficient to meet our cash requirements through at least May 2015 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2014.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $229.0 million at March 31, 2014, compared to $256.7 million at December 31, 2013.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2014	2013

Net cash provided by (used in):
Operating activities	$(20,432)	$16,825
Investing activities	33,315	(48,214)
Financing activities	(6,165)	2,746

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2014 decreased to $5.4 million, from $41.4 million in the comparable 2013 period, primarily reflecting the net decrease in revenues for the same periods, as discussed above. Cash outflows from operations for the three months ended March 31, 2014 increased to $25.8 million, as compared to $24.5 million in the comparable 2013 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013

Purchases of property and equipment	$(96)	$(241)
Purchases of available-for-sale investments	(14,234)	(97,225)
Maturities and sales of available-for-sale investments	48,632	53,262
Investments in patents/ patent rights	(987)	(4,010)

Net cash provided by (used in) investing activities	$33,315	$(48,214)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2014	2013

Dividends paid to shareholders	(6,255)	—
Contributions from noncontrolling interests in operating subsidiary	—	1,920
Excess tax benefits from stock-based compensation	—	709
Proceeds from exercises of stock options	90	117

Net cash provided by (used in) financing activities	$(6,165)	$2,746

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid cash dividends totaling $6.3 million during the three months ended March 31, 2014.

Repurchases of Common Stock. On November 15, 2013, our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. Under the stock repurchase program, effective November 15, 2013, we are authorized to purchase in the aggregate up to $70,000,000 of our outstanding common stock through the period ending May 14, 2014. Repurchases may be made from time to time by us in the open market or in block purchases in compliance with applicable Securities and Exchange Commission rules. Refer to the notes to the consolidated financial statements included elsewhere herein for additional information.

Working Capital

Working capital at March 31, 2014 decreased to $217.8 million, compared to $247.7 million at December 31, 2013. Consolidated accounts receivable from licensees increased to $13.5 million at March 31, 2014, compared to $6.3 million at December 31, 2013. Consolidated royalties and contingent legal fees payable decreased to $3.9 million at March 31, 2014, compared to $10.4 million at December 31, 2013.

The majority of accounts receivable from licensees at March 31, 2014 were collected or scheduled to be collected in the second quarter of 2014, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the second or third quarter of 2014, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2014.  We have no committed lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of March 31, 2014 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$4,653	$1,041	$2,471	$643	$498
Scheduled patent acquisition related payments	19,250	19,250	—	—	—
Total contractual obligations	$23,903	$20,291	$2,471	$643	$498

Uncertain Tax Positions.  At March 31, 2014, we had total unrecognized tax benefits of approximately $857,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of March 31, 2014. If recognized, approximately $857,000 would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

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

At March 31, 2014, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA, U.S. government securities.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date:     May 9, 2014

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