Form 10-Q
period 2014-06-30
ACACIA RESEARCH CORP
filed 2014-08-07
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
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

As of August 5, 2014, 50,105,138 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$146,040	$126,685
Short-term investments	74,798	130,017
Accounts receivable	25,185	6,341
Deferred income taxes	3,139	3,139
Prepaid expenses and other current assets	5,790	7,546
Total current assets	254,952	273,728
Property and equipment, net of accumulated depreciation and amortization	701	766
Patents, net of accumulated amortization	282,524	288,432
Goodwill	30,149	30,149
Other assets	350	318
	$568,676	$593,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,788	$11,555
Accrued patent investment costs	6,000	4,000
Royalties and contingent legal fees payable	20,312	10,447
Total current liabilities	43,100	26,002
Deferred income taxes	3,206	4,874
Other liabilities	319	319
Total liabilities	46,625	31,195
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,039,138 and 49,385,057 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	50	49
Treasury stock, at cost, 1,729,408 shares as of June 30, 2014 and December 31, 2013	(34,640)	(34,640)
Additional paid-in capital	651,053	653,314
Accumulated comprehensive loss	(784)	(947)
Accumulated deficit	(99,436)	(62,066)
Total Acacia Research Corporation stockholders’ equity	516,243	555,710
Noncontrolling interests in operating subsidiaries	5,808	6,488
Total stockholders’ equity	522,051	562,198
	$568,676	$593,393

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$50,076	$23,110	$62,654	$99,971
Operating costs and expenses:
Cost of revenues:
Inventor royalties	10,694	5,610	11,645	24,091
Contingent legal fees	7,077	4,024	8,604	19,056
Litigation and licensing expenses - patents	10,820	9,918	19,814	19,566
Amortization of patents	15,532	12,578	30,004	24,308
Marketing, general and administrative expenses (including non-cash stock compensation expense of $5,303 and $10,068 for the three and six months ended June 30, 2014, respectively, and $6,268 and $11,426 for the three and six months ended June 30, 2013, respectively)	13,181	13,184	24,874	27,035
Research, consulting and other expenses - business development	1,003	726	1,995	1,750
Total operating costs and expenses	58,307	46,040	96,936	115,806
Operating loss	(8,231)	(22,930)	(34,282)	(15,835)

Other income (loss):
Interest income	369	397	925	839
Net realized gain (loss) on investments	(565)	3	(1,012)	851
Total other income (expense)	(196)	400	(87)	1,690
Loss before (provision for) benefit from income taxes	(8,427)	(22,530)	(34,369)	(14,145)
(Provision for) benefit from income taxes	(4,689)	9,050	(3,317)	5,778
Net loss including noncontrolling interests in operating subsidiaries	(13,116)	(13,480)	(37,686)	(8,367)
Net loss attributable to noncontrolling interests in operating subsidiaries	167	977	316	977
Net loss attributable to Acacia Research Corporation	$(12,949)	$(12,503)	$(37,370)	$(7,390)

Net loss attributable to common stockholders - basic	$(13,154)	$(12,638)	$(37,781)	$(7,525)
Net loss attributable to common stockholders - diluted	$(13,154)	$(12,638)	$(37,781)	$(7,525)

Basic loss per common share	$(0.27)	$(0.26)	$(0.78)	$(0.16)
Diluted loss per common share	$(0.27)	$(0.26)	$(0.78)	$(0.16)

Weighted average number of shares outstanding - basic	48,543,334	48,008,998	48,436,946	47,934,810
Weighted average number of shares outstanding - diluted	48,543,334	48,008,998	48,436,946	47,934,810

Cash dividends declared per common share	$0.125	$0.125	0.25	0.125

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net loss attributable to Acacia Research Corporation	$(13,116)	$(13,480)	$(37,686)	$(8,367)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net of tax of $0	(373)	(338)	(849)	1,359
Reclassification adjustment for (gains) losses included in net loss	565	(3)	1,012	(851)
Total other comprehensive loss	(12,924)	(13,821)	(37,523)	(7,859)
Comprehensive income attributable to noncontrolling interests	167	977	316	977
Comprehensive loss attributable to Acacia Research Corporation	$(12,757)	$(12,844)	$(37,207)	$(6,882)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(37,686)	$(8,367)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	30,166	24,405
Non-cash stock compensation	10,068	11,426
Excess tax benefits from stock-based compensation	—	(847)

Changes in assets and liabilities:
Accounts receivable	(18,844)	(6,938)
Prepaid expenses and other assets	1,724	(5,863)
Accounts payable and accrued expenses	5,736	7,362
Royalties and contingent legal fees payable	9,865	7,478
Deferred taxes, net	(1,668)	(10,552)

Net cash provided by (used in) operating activities	(639)	18,104

Cash flows from investing activities:
Purchases of property and equipment	(97)	(365)
Purchases of available-for-sale investments	(33,359)	(175,042)
Maturities and sales of available-for-sale investments	88,741	93,809
Investments in patents/ patent rights	(22,096)	(6,260)

Net cash provided by (used in) investing activities	33,189	(87,858)

Cash flows from financing activities:
Distributions to noncontrolling interests in operating subsidiary	(867)	—
Dividends paid to shareholders	(12,513)	(6,149)
Contributions from noncontrolling interests in operating subsidiary	—	1,920
Excess tax benefits from stock-based compensation	—	847
Proceeds from exercises of stock options	185	241

Net cash used in financing activities	(13,195)	(3,141)

Increase (decrease) in cash and cash equivalents	19,355	(72,895)

Cash and cash equivalents, beginning	126,685	221,804

Cash and cash equivalents, ending	$146,040	$148,909

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$3,000	$8,508

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. As used herein, “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly and majority-owned and controlled operating subsidiaries, and/or where applicable, its management.  All patent investment, prosecution, licensing and enforcement activities are conducted solely by certain of Acacia’s wholly and majority-owned and controlled operating subsidiaries.

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

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net loss is adjusted to include the net loss attributed to noncontrolling interests in the consolidated statements of operations. Refer to the accompanying consolidated financial statements for total noncontrolling interests, net loss attributable to noncontrolling interests and contributions from and distributions to noncontrolling interests, for the applicable periods presented.

A wholly owned subsidiary of Acacia is the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is included in the Company’s consolidated financial statements for the periods presented because Acacia’s wholly owned subsidiary, which is the majority owner and general partner, has the ability to control the operations and activities of the Acacia IP Fund.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2014, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Concentrations. Two licensees individually accounted for 58% and 14% of revenues recognized during the three months ended June 30, 2014, and two licensees accounted for 46% and 11% of revenues recognized during the six months ended June 30, 2014. Three licensees individually accounted for 41%, 20% and 12% of revenues recognized during the three months ended June 30, 2013, and three licensees individually accounted for 50%, 15% and 11% of revenues recognized during

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the six months ended June 30, 2013. Three license agreements individually accounted for 39%, 19%, and 14% of revenues recognized during the three months ended June 30, 2014, as compared to three license agreements individually accounting for 36%, 18% and 12% of revenues recognized during the three months ended June 30, 2013.

Four licensees individually represented approximately 32%, 27%, 15% and 14% of accounts receivable at June 30, 2014. Two licensees individually represented approximately 60% and 22% of accounts receivable at December 31, 2013. For the three and six months ended June 30, 2014, 79% and 67%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and six months ended June 30, 2013, 44% and 22%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

Stock-Based Compensation. The compensation cost for stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.

Fair Value Measurements. U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value is defined as follows:

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. For the periods presented, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income.

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	June 30, 2014
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities(1)	$75,589	$6	$(797)	$74,798
Total short-term investments	$75,589	$6	$(797)	$74,798
_____________________________________
(1) Maturity dates ranging from 2014 to 2015.

	December 31, 2013
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$130,971	$21	$(975)	$130,017
Total short-term investments	$130,971	$21	$(975)	$130,017

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Patents.  Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) obtained from third-parties or obtained in connection with business combinations. Capitalized patent costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

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

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia’s consolidated financial statements or consolidated tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realizability of such assets.

The provision for (benefit from) income taxes for interim periods is determined using an estimate of Acacia’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

Our effective tax rates were approximately 56% and 10% for the three and six months ended June 30, 2014, respectively, and (40)% and (41)% for the three and six months ended June 30, 2013, respectively. Our effective tax rates for the three and six months ended June 30, 2014 were lower than the U.S. federal statutory rate primarily due to the impact of foreign withholding taxes related to revenue agreements executed with third-party licensees domiciled in foreign jurisdictions and valuation allowances recorded for foreign withholding tax credits and the majority of net operating loss carryforward related tax assets generated during the three and six months ended June 30, 2014. Valuation allowances were recorded for the 2014 periods presented due to uncertainty regarding future realizability of tax assets pursuant to guidance set forth in ASC 740, "Income Taxes." In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statement of operations in the period the determination is recorded.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator (in thousands):
Basic
Net loss	$(12,949)	$(12,503)	$(37,370)	$(7,390)
Undistributed earnings allocated to participating securities	—	—	—	—
Total dividends declared / paid	(6,258)	(6,149)	(12,513)	(6,149)
Dividends attributable to common stockholders	6,053	6,014	12,102	6,014
Net loss attributable to common stockholders – basic	$(13,154)	$(12,638)	$(37,781)	$(7,525)

Diluted
Net loss	$(12,949)	$(12,503)	$(37,370)	$(7,390)
Undistributed earnings allocated to participating securities	—	—	—	—
Total dividends declared / paid	(6,258)	(6,149)	(12,513)	(6,149)
Dividends attributable to common stockholders	6,053	6,014	12,102	6,014
Net loss attributable to common stockholders – diluted	$(13,154)	$(12,638)	$(37,781)	$(7,525)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	48,543,334	48,008,998	48,436,946	47,934,810
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	—	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	48,543,334	48,008,998	48,436,946	47,934,810

Basic net loss per common share	$(0.27)	$(0.26)	$(0.78)	$(0.16)
Diluted net loss per common share	$(0.27)	$(0.26)	$(0.78)	$(0.16)

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Numerator (in thousands):
Net loss attributable to common stockholders – basic and diluted - As Reported	$(12,503)	$(7,390)
Net loss attributable to common stockholders – basic - As Adjusted	$(12,638)	$(7,525)
Net loss attributable to common stockholders – diluted - As Adjusted	$(12,638)	$(7,525)

Basic net loss per common share - As Reported	$(0.26)	$(0.15)
Basic net loss per common share - As Adjusted	$(0.26)	$(0.16)
Diluted net loss per common share - As Reported	$(0.26)	$(0.15)
Diluted net loss per common share - As Adjusted	$(0.26)	$(0.16)
There were no changes to the weighted-average shares used in computing basic or diluted net loss per share attributable to common stockholders for the comparable prior period earnings (loss) per share calculations as a result of utilizing the two-class method for the prior periods presented herein.

4.  PATENTS

Acacia’s only identifiable intangible assets at June 30, 2014 and December 31, 2013 are patents.  Patent-related accumulated amortization totaled $139,327,000 and $112,323,000 as of June 30, 2014 and December 31, 2013, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to ten years.  The weighted-
average remaining estimated economic useful life of Acacia’s patents is approximately six years.  The following table presents the scheduled annual aggregate amortization expense as of June 30, 2014 (in thousands):

Remainder of 2014	$25,249
2015	49,036
2016	45,991
2017	44,886
2018	41,014
Thereafter	76,348
Total	$282,524

For the six months ended June 30, 2014 and 2013, Acacia paid patent related investment costs totaling $22,096,000 (including up-front patent portfolio advances and previously accrued milestone payments related to patent related investments made in prior periods) and $6,260,000, respectively.  The underlying patents have estimated economic useful lives of approximately four to ten years. Included in net additions to capitalized patent costs during the six months ended June 30, 2014 and 2013 are accrued patent investment costs totaling $3,000,000 and $8,508,000, respectively which are amortized over the estimated economic useful life of the related patents.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the six months ended June 30, 2014 and 2013, certain operating subsidiaries recovered up-front patent portfolio advances from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio advances, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent portfolio advances totaled $312,000 and $612,000 for the six months ended June 30, 2014 and 2013, respectively. During the periods presented, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $2,702,000 and $956,000 for the three and six months ended June 30, 2014 and 2013, respectively. Proceeds from the sale of patents for the three and six months ended June 30, 2014 were $3,500,000.

Included in amortization of patents for the six months ended June 30, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2,565,000.

5.  COMMITMENTS AND CONTINGENCIES

In February 2011, Michael Strathmann served a Complaint for Violation of the Insurance Fraud Prevention Act (California Insurance Code Section 1871.7) against Acacia, CombiMatrix Corporation, and Dr. Amit Kumar in the Superior Court of the State of California in connection with a prior lawsuit against Nanogen, Inc., that was settled. On September 22, 2011, the Superior Court entered a judgment in favor of Acacia, CombiMatrix Corporation, and Dr. Amit Kumar, dismissed the Complaint and awarded the parties attorneys' fees and costs. Mr. Strathmann filed an appeal of the judgment with the Court of Appeals for the State of California, and filed an undertaking on appeal on November 21, 2011. On October 24, 2012, the Appellate Court reversed the Superior Court's decision, permitted Mr. Strathmann to file an Amended Complaint, and remanded the matter back to the Superior Court for further proceedings. Discovery commenced in this matter, and a Motion for Summary Judgment requesting that judgment be entered in our favor was heard and denied on April 30, 2014. The trial commenced in June 2014 in the Orange County Superior Court and is expected to continue into August 2014. Acacia believes that there is no merit to Mr. Strathmann's claims and will continue to vigorously defend against them.  However, there can be no assurance that Acacia will ultimately be successful in this matter.  Acacia believes that the results of the above noted litigation will not have a material adverse effect on Acacia’s financial condition, results of operations or liquidity.

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

6. STOCKHOLDERS’ EQUITY

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid quarterly cash dividends totaling $12,513,000 and $6,149,000 during the six months ended June 30, 2014 and 2013, respectively. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

7. SUBSEQUENT EVENTS

On July 24, 2014, Acacia announced that its Board of Directors approved a quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on or about August 30, 2014 to stockholders of record at close of business on August 4, 2014. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Not Yet Adopted.

In May 2014, the FASB issued an new accounting standard update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue.  Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively, with early application not permitted.  We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

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

General

As used in this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly and majority-owned and controlled operating subsidiaries, and/or where applicable, its management. All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly and majority-owned and controlled operating subsidiaries.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,380 license agreements executed to date, across 173 of our patent licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

For the three months ended June 30, 2014, we reported revenues of $50.1 million from 15 new revenue agreements covering 16 different licensing programs, including 4 licensing programs generating initial revenues in the quarter. Cash and investments totaled $220.8 million as of June 30, 2014 as compared to $256.7 million as of December 31, 2013.

During the three months ended June 30, 2014, we invested in a new patent portfolio related to high speed digital display interface technology. During the three months ended June 30, 2014, we made patent related upfront advances and milestone payments to patent owners, with whom we partnered for the licensing of their patented technologies, totaling $21.1 million, which included payment of $16.3 million of patent related upfront advances and milestone payments accrued as of March 31, 2014 related to patent portfolio acquisitions prior to the second quarter of 2014.

Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues (in thousands)	$50,076	$23,110	$62,654	$99,971
New agreements executed	15	43	35	72
Licensing and enforcement programs generating revenues	16	28	31	40
Licensing and enforcement programs with initial revenues	4	3	7	14
New patent portfolios	1	7	4	16
Cumulative number of licensing and enforcement programs generating revenues - inception to date	173	157	173	157

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

As of Date:	Trailing Twelve -Month Revenues	% Change

June 30, 2014	$93,239	41%
March 31, 2014	$66,273	(49)%
December 31, 2013	$130,556	(28)%
September 30, 2013	$181,755	(10)%
June 30, 2013	$201,174	—%

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

Revenues for the six months ended June 30, 2014 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Wireless Patents technology	•	Online Auction Guarantee technology
•	4G Wireless technology	•	Online Gaming technology
•	Audio Communications Fraud Detection technology	•	Online Newsletters with Links technology
•	Broadband Communications technology	•	Radio Frequency Modulation technology(1)(2)
•	Computer-Aided Design technology(1)	•	Reflective and Radiant Barrier Insulation technology
•	Core Fiber Optic Network Architectures technology	•	Semiconductor Packaging technology
•	DMT technology	•	Software Activation technology
•	Electronic Access Control technology(1)	•	Speech codes used in wireless and wireline systems technology(1)(2)
•	Gas Modulation Control Systems technology	•	Super Resolutions Microscopy technology(1)
•	Improved Lighting technology	•	Suture Anchors technology
•	Innovative Display technology(1)(2)	•	Telematics technology
•	Interstitial and Pop-Up Internet Advertising technology	•	Video Analytics for Security technology
•	Location Based Services technology	•	Wireless Data Synchronization & Data Transfer technology
•	Messaging technology	•	Wireless Location Based Services technology

•	Mobile Computer Synchronization technology	•	Wireless Monitoring technology
•	Multi-Display Content Delivery and Data Aggregation technology(1)(2)
_________________________________________

(1)	Initial revenues recognized during the six months ended June 30, 2014
(2)	Initial revenues recognized during the three months ended June 30, 2014

Revenues for the six months ended June 30, 2013 included fees from the following technology licensing and enforcement programs:

•	4G Wireless Handsets technology(1)	•	Interstitial and Pop-Up Internet Advertising technology
•	Audio Communications Fraud Detection technology	•	Lighting Ballast technology
•	Broadband Communications technology(1)(2)	•	Location Based Services technology
•	Business Process Modeling technology	•	Memory Circuit and Packaging technology(1)
•	Camera Support technology	•	Messaging technology
•	Catheter Ablation technology(1)(2)	•	Mobile Computer Synchronization technology
•	Computer Architecture and Power Management technology	•	NOR Flash technology
•	Digital Imaging technology(1)	•	Online Auction Guarantees technology
•	Digital Signal Processing Architecture technology	•	Online Gaming technology
•	DMT® technology	•	Power Management Within Integrated Circuits technology
•	Domain Name Redirection technology	•	Prescription Lens technology(1)
•	Electronic spreadsheet, data analysis and software development technology(1)	•	Semiconductor Memory and Process technology(1)
•	Enhanced Mobile Communications technology	•	Semiconductor Packaging technology(1)(2)
•	Facilities Operation Management System technology	•	Surgical Access technology
•	Gas Modulation Control Systems technology(1)	•	Suture Anchors technology
•	Greeting Card technology(1)	•	Telematics technology
•	Improved Memory Manufacturing technology	•	User Programmable Engine Control technology
•	Information Portal Software technology	•	Video Analytics for Security technology
•	Information Storage, Searching & Retrieval technology	•	Wireless Data Synchronization & Data Transfer technology(1)
•	Intercarrier SMS technology(1)	•	Wireless Location Based Services technology(1)
__________________________________________

(1)	Initial revenues recognized during the six months ended June 30, 2013
(2)	Initial revenues recognized during the three months ended June 30, 2013

Summary of Results of Operations - Overview
For the Three and Six Months Ended June 30, 2014 and 2013
(In thousands, except percentage change values)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2014	2013	Change	2014	2013	Change

Revenues	$50,076	$23,110	117%	$62,654	$99,971	(37)%
Operating costs and expenses	58,307	46,040	27%	96,936	115,806	(16)%
Operating loss	(8,231)	(22,930)	(64)%	(34,282)	(15,835)	116%
Loss before (provision for) benefit from income taxes	(8,427)	(22,530)	(63)%	(34,369)	(14,145)	143%
(Provision for) benefit from income taxes	(4,689)	9,050	(152)%	(3,317)	5,778	(157)%
Net loss attributable to Acacia Research Corporation	(12,949)	(12,503)	4%	(37,370)	(7,390)	406%

Overview - Three months ended June 30, 2014 compared with the three months ended June 30, 2013

•	Revenues increased $27.0 million, or 117%, to $50.1 million, as compared to $23.1 million in the comparable prior year quarter, due primarily to an increase in the average revenue per agreement.

•
Loss before income taxes decreased 63%, to $8.4 million, as compared to $22.5 million in the comparable prior year quarter, due primarily to a 117% increase in revenues and 84% (ie. less than the 117% increase in related revenues) increase in inventor royalties and contingent legal fees, on a combined basis, which was partially offset by an increase in patent amortization expense.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, increased $8.1 million, or 84%, as compared to the 117% increase in related revenues for the same periods, due primarily to a higher percentage of revenues generated during the three months ended June 30, 2014 having no inventor royalty or contingent legal fee obligations and lower overall average contingent legal fee rates, as compared to the revenues generated during the three months ended June 30, 2013.

•
Litigation and licensing expenses-patents increased $902,000, or 9%, to $10.8 million, due primarily to a net increase in litigation support and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

•
Amortization of patents increased $3.0 million, or 23%, to $15.5 million, due primarily to a net increase in accelerated amortization related to patent portfolio sales and terminations totaling $1.7 million and an increase in quarterly amortization expense for patent portfolios acquired since the end of the prior year period totaling $1.2 million.

•
The effective tax rates for the three months ended June 30, 2014 and 2013 were 56% and (40)%, respectively. The effective rate for the second quarter of 2014 reflects the impact of foreign taxes withheld on certain revenue agreements executed with licensees domiciled in foreign jurisdictions and valuation allowances recorded for current period foreign withholding tax credits and net operating loss carryforward related tax assets generated during the three months ended June 30, 2014. The tax benefit recorded for the three months ended June 30, 2013 reflects the realization of foreign tax credit and net operating loss carryforward related tax assets generated during the period.

Overview - Six months ended June 30, 2014 compared with the six months ended June 30, 2013

•	Revenues decreased $37.3 million, or 37%, to $62.7 million, as compared to $100.0 million in the comparable prior year period, due primarily to a decrease in the total number of agreements executed.

•
Loss before income taxes increased 143%, to $34.4 million, as compared to $14.1 million in the comparable prior year period, due primarily to a 37% decrease in revenues and an increase in patent amortization expense, which was partially offset by a 53% (ie. greater than the 37% decrease in related revenues) decrease in inventor royalties and contingent legal fees, on a combined basis.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $22.9 million, or 53%, as compared to the 37% decrease in related revenues for the same periods, due primarily to a higher percentage of revenues generated during the six months ended June 30, 2014 having no inventor royalty obligations and lower overall average inventor royalty and contingent legal fee rates, as compared to the revenues generated during the six months ended June 30, 2013.

•	Litigation and licensing expenses-patents increased $248,000, or 1%, to $19.8 million, relatively consistent with the comparable prior year period.

•
Amortization of patents increased $5.7 million, or 23%, to $30.0 million, due primarily to accelerated amortization related to patent portfolio write-downs totaling $2.6 million, an increase in scheduled amortization expense for patent portfolios invested in since the end of the prior period totaling $1.8 million and a net increase in accelerated amortization related to patent portfolio sales and terminations totaling $1.7 million.

•
Marketing, general and administrative expenses decreased $2.2 million, or 8%, to $24.9 million, due primarily to a net decrease in non-cash stock compensation charges, a decrease in variable performance-based compensation costs and a decrease in other corporate, general and administrative costs.

•
The effective tax rates for the six months ended June 30, 2014 and 2013 were 10% and (41%), respectively. The effective tax rate for the six months ended June 30, 2014 reflects the impact of foreign withholding taxes and valuation allowances recorded for the majority of tax assets generated during the period. The tax benefit recorded for the six months ended June 30, 2013 reflects the realization of foreign tax credit and net operating loss carryforward related tax assets generated during the period.

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on patent portfolio partnering / intake opportunities closed by our operating subsidiaries on a consolidated basis during the applicable reporting periods. During the six months ended June 30, 2014, patent portfolio intake activities included the following:

•	In February 2014, we partnered with a leading research institute to monetize the institute’s patents relating to ceramics and associated manufacturing processes for medical devices.

•
In March 2014, we invested in U.S. patents and foreign counterparts related to the use of shared memory in multimedia processing systems such as mobile phones, tablets and other consumer electronic devices.

•
In April 2014, we partnered with a leading semiconductor company on patents related to high speed digital display interface technology used in industry standards such as DisplayPort and DisplayPort-related technologies and also MIPI DSI.

•
In June 2014, we announced that Renesas Electronics Corporation, a premier supplier of advanced semiconductor solutions, and Acacia agreed to a new phase in their strategic patent licensing alliance. Pursuant to this new agreement, we will receive broad and lengthy access to the worldwide patent portfolio of Renesas Electronics.

Refer to “Liquidity and Capital Resources” below for information regarding the impact on the consolidated financial statements of upfront advances and milestone payments made in connection with patent partnering and investment activities during the periods presented.

As of June 30, 2014, certain of our operating subsidiaries had several patent partnering option agreements with third-party patent portfolio owners regarding potential additional patent portfolio partnering / investment opportunities.  Future patent portfolio intake arrangements will continue to expand and diversify our future revenue generating opportunities. Our operating subsidiaries are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Revenues and Pretax Net Loss (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Revenues (in thousands, except percentage change values)	$50,076	$23,110	$26,966	117%	$62,654	$99,971	$(37,317)	(37)%
New agreements executed	15	43	-	-	35	72	-	-
Average revenue per agreement (in thousands)	$3,338	$537	-	-	$1,790	$1,388	-	-

A reconciliation of the change in revenues for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014 vs. 2013	2014 vs. 2013
	(in thousands)
Decrease in number of agreements executed	$(15,048)	$(51,387)
Increase in average revenue per agreement executed	42,014	14,070
Total change in revenues	$26,966	$(37,317)

Two licensees individually accounted for 58% and 14% of revenues recognized during the three months ended June 30, 2014, and two licensees accounted for 46% and 11% of revenues recognized during the six months ended June 30, 2014. Three license agreements individually accounted for 39%, 19%, and 14% of revenues recognized during the three months ended June 30, 2014, as compared to three license agreements individually accounting for 36%, 18% and 12% of revenues recognized during the three months ended June 30, 2013. Three licensees individually accounted for 41%, 20% and 12% of revenues recognized during the three months ended June 30, 2013, and three licensees individually accounted for 50%, 15% and 11% of revenues recognized during the six months ended June 30, 2013.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Loss before (provision for) benefit from income taxes	$(8,427)	$(22,530)	$14,103	(63)%	$(34,369)	$(14,145)	$(20,224)	143%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014 vs. 2013	2014 vs. 2013
	(in thousands)
Increase (decrease) in revenues	$26,966	$(37,317)
(Increase) decrease in inventor royalties and contingent legal fees combined	(8,137)	22,898
(Increase) in litigation and licensing expenses	(902)	(248)
(Increase) in patent amortization expenses	(2,954)	(5,696)
Other	(870)	139
Total change in loss before (provision for) benefit from income taxes	$14,103	$(20,224)

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentage change values)
Inventor royalties	$10,694	$5,610	$5,084	91%	$11,645	$24,091	$(12,446)	(52)%
Contingent legal fees	7,077	4,024	3,053	76%	8,604	19,056	(10,452)	(55)%

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

	Three Months Ended June 30,	%	Six Months Ended June 30,	%
	2014 vs. 2013		2014 vs. 2013
Inventor Royalties:
Increase (decrease) in total revenues	$7,020	138%	$(9,584)	77%
Decrease in inventor royalty rates	(453)	(9)%	(603)	5%
Increase in percentage of revenues without inventor royalty obligations	(1,483)	(29)%	(2,259)	18%
Total change in inventor royalties expense	$5,084	100%	$(12,446)	100%

Contingent Legal Fees:
Increase (decrease) in total revenues	$4,824	158%	$(7,376)	71%
Decrease in contingent legal fee rates	(1,243)	(41)%	(3,748)	36%
(Increase) decrease in percentage of revenues without contingent legal fee obligations	(528)	(17)%	672	(7)%
Total change in contingent legal fees expense	$3,053	100%	$(10,452)	100%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$10,820	$9,918	$902	9%	$19,814	$19,566	$248	1%
Amortization of patents	15,532	12,578	$2,954	23%	30,004	24,308	$5,696	23%

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

Litigation and licensing expenses-patents for the three month periods presented increased due primarily to a net increase in litigation support, third-party technical consulting and strategic and other patent related prosecution costs associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. Litigation and licensing expenses-patents remained relatively consistent for the six month periods presented. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2014 vs. 2013	2014 vs. 2013
	(in thousands)
Amortization of patent portfolios obtained since the end of the comparable prior year period	$1,212	$1,801
Increase in accelerated amortization related to patent portfolio sales and terminations	1,746	1,746
Partial patent portfolio write-down	—	2,565
Decrease in scheduled amortization related to patent portfolio investments made prior to the current period	(126)	(116)
Increase (decrease) in accelerated amortization related to recovery of upfront advances	122	(300)
Total change in patent amortization expense	$2,954	$5,696

Included in amortization of patents for the six months ended June 30, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2,565,000.

Operating Expenses (in thousands)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2014	2013	$	%	2014	2013	$	%

Marketing, general and administrative expenses	$7,878	$6,916	$962	14%	$14,806	$15,609	$(803)	(5)%
Non-cash stock compensation expense	5,303	6,268	(965)	(15)%	10,068	11,426	(1,358)	(12)%
Total marketing, general and administrative expenses	$13,181	$13,184	$(3)	—%	$24,874	$27,035	$(2,161)	(8)%

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2014 vs. 2013	2014 vs. 2013
	(in thousands)
Licensing, business development, engineering and other personnel costs	$(646)	$(461)
Variable performance-based compensation costs and other corporate, general and administrative costs	751	(676)
Corporate, general and administrative costs	826	(222)
Non-cash stock compensation expense	(965)	(1,358)
Non-recurring employee severance costs	31	556
Total change in marketing, general and administrative expenses	$(3)	$(2,161)

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

(Provision for) benefit from income taxes (in thousands)	$(4,689)	$9,050	$(3,317)	$5,778
Effective tax rate	56%	(40)%	10%	(41)%

(Provision for) Benefit from Income Taxes. Tax (expense) benefit for the periods presented included the impact of the following:

•
Tax expense for the three and six months ended June 30, 2014 reflects the impact of foreign taxes withheld related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions and valuation allowances recorded for current period foreign withholding tax credits and net operating loss carryforward related tax assets generated during the respective periods.

•
Our effective tax rates for the three and six months ended June 30, 2013 were mainly comprised of U.S. federal and state incomes taxes and nondeductible permanent expenses. The benefit for income taxes for three and six months ended June 30, 2013 reflects realization of foreign tax credit and net operating loss carryforward related tax benefits generated in the respective periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from previous equity financings.

Our management believes that our cash and cash equivalent balances, investments and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least August 2015 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2014.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $220.8 million at June 30, 2014, compared to $256.7 million at December 31, 2013.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended June 30,
	2014	2013

Net cash provided by (used in):
Operating activities	$(639)	$18,104
Investing activities	33,189	(87,858)
Financing activities	(13,195)	(3,141)

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2014 decreased to $42.2 million, from $93.0 million in the comparable 2013 period, primarily reflecting the net decrease in revenues for the same periods, as discussed above. Cash outflows from operations for the six months ended June 30, 2014 decreased to $42.8 million, as compared to $64.4 million in the comparable 2013 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013

Purchases of property and equipment	$(97)	$(365)
Available-for-sale investments, net	55,382	(81,233)
Investments in patents/ patent rights	(22,096)	(6,260)

Net cash provided by (used in) investing activities	$33,189	$(87,858)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2014	2013

Dividends paid to shareholders	(12,513)	(6,149)
Distributions to noncontrolling interests in operating subsidiary	(867)	—
Contributions from noncontrolling interests in operating subsidiary	—	1,920
Excess tax benefits from stock-based compensation	—	847
Proceeds from exercises of stock options	185	241

Net cash used in financing activities	$(13,195)	$(3,141)

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid cash dividends totaling $12.5 million and $6.1 million during the six months ended June 30, 2014 and 2013, respectively.

Working Capital

Working capital at June 30, 2014 decreased to $211.9 million, compared to $247.7 million at December 31, 2013. Consolidated accounts receivable from licensees increased to $25.2 million at June 30, 2014, compared to $6.3 million at

December 31, 2013. Consolidated royalties and contingent legal fees payable increased to $20.3 million at June 30, 2014, compared to $10.4 million at December 31, 2013.

The majority of accounts receivable from licensees at June 30, 2014 were collected or scheduled to be collected in the third quarter of 2014, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the third or fourth quarter of 2014, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2014.  We have no lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of June 30, 2014 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$8,939	$632	$3,303	$3,168	$1,836
Scheduled patent acquisition related payments	6,000	6,000	—	—	—
Total contractual obligations	$14,939	$6,632	$3,303	$3,168	$1,836

Uncertain Tax Positions.  At June 30, 2014, we had total unrecognized tax benefits of approximately $857,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of June 30, 2014. If recognized, approximately $857,000 would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

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

At June 30, 2014, our short-term investments were comprised of AAA-rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA-rated, U.S. government securities.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls.
Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Date:     August 7, 2014

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