Form 10-Q
period 2014-09-30
ACACIA RESEARCH CORP
filed 2014-11-06
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
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

As of November 4, 2014, 50,120,699 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$154,257	$126,685
Short-term investments	72,459	130,017
Accounts receivable	12,702	6,341
Deferred income taxes	3,139	3,139
Prepaid expenses and other current assets	5,794	7,546
Total current assets	248,351	273,728
Property and equipment, net of accumulated depreciation and amortization	634	766
Patents, net of accumulated amortization	269,435	288,432
Goodwill	30,149	30,149
Other assets	351	318
	$548,920	$593,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$16,564	$11,555
Accrued patent investment costs	4,000	4,000
Royalties and contingent legal fees payable	17,777	10,447
Total current liabilities	38,341	26,002
Deferred income taxes	3,343	4,874
Other liabilities	310	319
Total liabilities	41,994	31,195
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,104,675 and 49,385,057 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	50	49
Treasury stock, at cost, 1,729,408 shares as of September 30, 2014 and December 31, 2013	(34,640)	(34,640)
Additional paid-in capital	648,760	653,314
Accumulated comprehensive loss	(781)	(947)
Accumulated deficit	(111,851)	(62,066)
Total Acacia Research Corporation stockholders’ equity	501,538	555,710
Noncontrolling interests in operating subsidiaries	5,388	6,488
Total stockholders’ equity	506,926	562,198
	$548,920	$593,393

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$37,192	$15,520	$99,846	$115,491
Operating costs and expenses:
Cost of revenues:
Inventor royalties	4,667	2,353	16,312	26,444
Contingent legal fees	7,663	2,547	16,267	21,603
Litigation and licensing expenses - patents	9,592	10,870	29,406	30,436
Amortization of patents	13,511	12,615	43,515	36,923
Marketing, general and administrative expenses (including non-cash stock compensation expense of $3,954 and $14,022 for the three and nine months ended September 30, 2014, respectively, and $9,386 and $20,812 for the three and nine months ended September 30, 2013, respectively)	11,636	18,235	36,510	45,270
Research, consulting and other expenses - business development	1,208	730	3,203	2,480
Other	1,548	3,506	1,548	3,506
Total operating costs and expenses	49,825	50,856	146,761	166,662
Operating loss	(12,633)	(35,336)	(46,915)	(51,171)

Other income (loss):
Interest income	293	554	1,218	1,393
Net realized gain (loss) on investments	(350)	(274)	(1,362)	577
Total other income (expense)	(57)	280	(144)	1,970
Loss before (provision for) benefit from income taxes	(12,690)	(35,056)	(47,059)	(49,201)
(Provision for) benefit from income taxes	(145)	19,570	(3,462)	25,348
Net loss including noncontrolling interests in operating subsidiaries	(12,835)	(15,486)	(50,521)	(23,853)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	420	(225)	736	752
Net loss attributable to Acacia Research Corporation	$(12,415)	$(15,711)	$(49,785)	$(23,101)

Net loss attributable to common stockholders - basic	$(12,575)	$(15,904)	$(50,356)	$(23,458)
Net loss attributable to common stockholders - diluted	$(12,575)	$(15,904)	$(50,356)	$(23,458)

Basic loss per common share	$(0.26)	$(0.33)	$(1.04)	$(0.49)
Diluted loss per common share	$(0.26)	$(0.33)	$(1.04)	$(0.49)

Weighted average number of shares outstanding - basic	48,806,334	48,330,149	48,561,428	48,068,038
Weighted average number of shares outstanding - diluted	48,806,334	48,330,149	48,561,428	48,068,038

Cash dividends declared per common share	$0.125	$0.125	0.375	0.25

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss including noncontrolling interests in operating subsidiaries	$(12,835)	$(15,486)	$(50,521)	$(23,853)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net of tax of $0	(347)	149	(1,196)	(194)
Reclassification adjustment for (gains) losses included in net loss	350	(274)	1,362	577
Total other comprehensive loss	(12,832)	(15,611)	(50,355)	(23,470)
Comprehensive income attributable to noncontrolling interests	420	(225)	736	752
Comprehensive loss attributable to Acacia Research Corporation	$(12,412)	$(15,836)	$(49,619)	$(22,718)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(50,521)	$(23,853)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	43,753	37,085
Non-cash stock compensation	14,022	20,812
Excess tax benefits from stock-based compensation	—	358
Other	(24)	(22)

Changes in assets and liabilities:
Accounts receivable	(6,361)	(6,969)
Prepaid expenses and other assets	1,719	(5,866)
Accounts payable and accrued expenses	5,503	6,874
Royalties and contingent legal fees payable	7,330	(4,195)
Deferred taxes, net	(1,531)	(29,043)

Net cash provided by (used in) operating activities	13,890	(4,819)

Cash flows from investing activities:
Purchases of property and equipment	(106)	(579)
Purchases of available-for-sale investments	(76,130)	(232,809)
Maturities and sales of available-for-sale investments	133,878	155,669
Investments in patents/ patent rights	(24,518)	(10,416)

Net cash provided by (used in) investing activities	33,124	(88,135)

Cash flows from financing activities:
Distributions to noncontrolling interests in operating subsidiary	(867)	—
Dividends paid to shareholders	(18,773)	(12,392)
Contributions from noncontrolling interests in operating subsidiary	—	1,920
Repurchased restricted common stock	—	(18)
Excess tax benefits from stock-based compensation	—	(358)
Proceeds from exercises of stock options	198	301

Net cash used in financing activities	(19,442)	(10,547)

Increase (decrease) in cash and cash equivalents	27,572	(103,501)

Cash and cash equivalents, beginning	126,685	221,804

Cash and cash equivalents, ending	$154,257	$118,303

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$2,000	$9,750

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2014, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Concentrations. Three licensees individually accounted for 43%, 30% and 12% of revenues recognized during the three months ended September 30, 2014, and three licensees accounted for 29%, 18% and 11% of revenues recognized during the nine months ended September 30, 2014. Three licensees individually accounted for 34%, 31% and 19% of revenues recognized during the three months ended September 30, 2013, and two licensees individually accounted for 43% and 17% of revenues recognized during the nine months ended September 30, 2013.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three licensees individually represented approximately 35%, 28% and 14% of accounts receivable at September 30, 2014. Two licensees individually represented approximately 60% and 22% of accounts receivable at December 31, 2013. For the three and nine months ended September 30, 2014, 20% and 49%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and nine months ended September 30, 2013, 54% and 26%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

Stock-Based Compensation. The compensation cost for stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (the vesting period of the equity award) which is two to four years. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.

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

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	September 30, 2014
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities(1)	$73,224	$2	$(767)	$72,459
Total short-term investments	$73,224	$2	$(767)	$72,459
_____________________________________
(1) Maturity dates ranging from 2014 to 2015.

	December 31, 2013
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$130,971	$21	$(975)	$130,017
Total short-term investments	$130,971	$21	$(975)	$130,017

The gross unrealized loss can be primarily attributed to a combination of market conditions as well as the demand for and duration of the U.S. government fixed income securities. The Company has the ability to hold these securities until

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

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

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia’s consolidated financial statements or consolidated income tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realizability of such assets.

The provision for (benefit from) income taxes for interim periods is determined using an estimate of Acacia’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company's effective tax rates were approximately 1% and 7% for the three and nine months ended September 30, 2014, respectively, and (56)% and (52)% for the three and nine months ended September 30, 2013, respectively. Our effective tax rates for the three and nine months ended September 30, 2014 were lower than the U.S. federal statutory rate primarily due to the impact of foreign withholding taxes related to revenue agreements executed with third-party licensees domiciled in foreign jurisdictions and valuation allowances recorded for foreign withholding tax credits and net operating loss carryforward related tax assets generated during the three and nine months ended September 30, 2014. Valuation allowances were recorded for the 2014 periods presented due to uncertainty regarding future realizability of tax assets pursuant to guidance set forth in ASC 740, "Income Taxes." In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statement of operations in the period the determination is recorded.

The Company's effective tax rate for the three and nine months ended September 30, 2013, was mainly comprised of U.S. federal and state income tax benefits, foreign withholding taxes and certain nondeductible permanent expenses.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.  INCOME (LOSS) PER SHARE

The Company computes net income attributable to common stockholders using the two-class method required for capital structures that include participating securities. Under the two-class method, securities that participate in non-forfeitable dividends, such as the Company’s outstanding unvested restricted stock, are considered “participating securities.”

In applying the two-class method, (i) basic net income (loss) per share is computed by dividing net income (less any dividends paid on participating securities) by the weighted average number of shares of common stock and participating securities outstanding for the period and (ii) diluted income per share may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated by applying the two-class method and the treasury stock method to the assumed exercise or vesting of potentially dilutive common shares. The method yielding the more dilutive result is ultimately reported for the applicable period. Potentially dilutive common stock equivalents primarily consist of employee stock options, and restricted stock units for calculations utilizing the two-class method, and also include unvested restricted stock, when utilizing the treasury method.

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator (in thousands):
Basic
Net loss	$(12,415)	$(15,711)	$(49,785)	$(23,101)
Undistributed earnings allocated to participating securities	—	—	—	—
Total dividends declared / paid	(6,260)	(6,243)	(18,773)	(12,392)
Dividends attributable to common stockholders	6,100	6,050	18,202	12,035
Net loss attributable to common stockholders – basic	$(12,575)	$(15,904)	$(50,356)	$(23,458)

Diluted
Net loss	$(12,415)	$(15,711)	$(49,785)	$(23,101)
Undistributed earnings allocated to participating securities	—	—	—	—
Total dividends declared / paid	(6,260)	(6,243)	(18,773)	(12,392)
Dividends attributable to common stockholders	6,100	6,050	18,202	12,035
Net loss attributable to common stockholders – diluted	$(12,575)	$(15,904)	$(50,356)	$(23,458)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	48,806,334	48,330,149	48,561,428	48,068,038
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	—	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	48,806,334	48,330,149	48,561,428	48,068,038

Basic net loss per common share	$(0.26)	$(0.33)	$(1.04)	$(0.49)
Diluted net loss per common share	$(0.26)	$(0.33)	$(1.04)	$(0.49)

Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share were immaterial for the applicable periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PATENTS

Acacia’s only identifiable intangible assets at September 30, 2014 and December 31, 2013 are patents.  Patent-related accumulated amortization totaled $152,838,000 and $112,323,000 as of September 30, 2014 and December 31, 2013, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to ten years.  The weighted-
average remaining estimated economic useful life of Acacia’s patents is approximately six years.  The following table presents the scheduled annual aggregate amortization expense as of September 30, 2014 (in thousands):

Remainder of 2014	$12,636
2015	49,110
2016	46,011
2017	44,904
2018	40,789
Thereafter	75,985
Total	$269,435

For the nine months ended September 30, 2014 and 2013, Acacia paid patent related investment costs totaling $24,518,000 (including up-front patent portfolio advances and previously accrued milestone payments related to patent related investments made in prior periods) and $10,416,000, respectively.  The underlying patents have estimated economic useful lives of approximately four to ten years. Included in net additions to capitalized patent costs during the nine months ended September 30, 2014 and 2013 are accrued patent investment costs totaling $2,000,000 and $9,750,000, respectively, which are amortized over the estimated economic useful life of the related patents.

During the nine months ended September 30, 2014 and 2013, certain operating subsidiaries recovered up-front patent portfolio advances from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio advances, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent portfolio advances totaled $1,186,000 and $593,000 for the nine months ended September 30, 2014 and 2013, respectively. During the periods presented, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $2,702,000 and $1,631,000 for the nine months ended September 30, 2014 and 2013, respectively. Proceeds from the sale of patents for the nine months ended September 30, 2014 were $3,500,000.

Included in amortization of patents for the nine months ended September 30, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2,565,000.

5.  COMMITMENTS AND CONTINGENCIES

In February 2011, Michael Strathmann served a Complaint for Violation of the Insurance Fraud Prevention Act (California Insurance Code Section 1871.7) against Acacia, CombiMatrix Corporation, and Dr. Amit Kumar in the Superior Court of the State of California in connection with a prior lawsuit against Nanogen, Inc., that was settled. Plaintiff alleges that the defendants wrongfully made a claim for insurance coverage for the Nanogen lawsuit leading to a settlement with the insurer. The trial commenced in June 2014.  We have completed post-trial briefing and are currently awaiting a ruling by the judge. Acacia believes that there is no merit to Mr. Strathmann's claims and will continue to vigorously defend against them.  However, there can be no assurance that Acacia will ultimately be successful in this matter.  Acacia believes that the results of the above noted litigation will not have a material adverse effect on Acacia’s financial condition, results of operations or liquidity.
Patent Enforcement and Other Litigation

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the three months ended September 30, 2014, a federal court decided that a lawsuit initiated in 2010 was exceptional. Additionally, in a separate matter, a federal court decided that a lawsuit initiated in 2011 was exceptional. The total amount requested by these two defendants in these two matters was $2.8 million. The respective operating subsidiaries have taken steps to challenge the amounts requested including the filing of a notice of appeal. Operating expenses for the three and nine months ended September 30, 2014 included an expense accrual for these matters totaling $1,548,000.

Operating expenses for the three and nine months ended September 30, 2013 included a one-time, non-recurring charge related to the resolution of a dispute concerning legal fees associated with a prior matter totaling $3,506,000.

6. STOCKHOLDERS’ EQUITY

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid quarterly cash dividends totaling $18,773,000 and $12,392,000 during the nine months ended September 30, 2014 and 2013, respectively. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

7. SUBSEQUENT EVENTS

On October 22, 2014, Acacia announced that its Board of Directors approved a quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on November 28, 2014 to stockholders of record at close of business on November 3, 2014. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Not Yet Adopted.

In June 2014, the Financial Accounting Standards Board (the "FASB") issued a new accounting standard which requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue.  Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

In August 2014, the FASB issued a new accounting standard which requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recently Adopted Accounting Pronouncements - Adopted Effective January 1, 2014.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,400 license agreements executed to date, across 176 of our patent licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 200 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

For the three months ended September 30, 2014, we reported revenues of $37.2 million from 20 new revenue agreements covering 20 different licensing programs, including 3 licensing programs generating initial revenues in the quarter. Cash and investments totaled $226.7 million as of September 30, 2014 as compared to $256.7 million as of December 31, 2013.

During the three months ended September 30, 2014, we made patent related payments and milestone payments to patent owners, with whom we partnered for the licensing of their patented technologies, totaling $2.4 million.

Operating activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues (in thousands)	$37,192	$15,520	$99,846	$115,491
New agreements executed	20	24	55	96
Licensing and enforcement programs generating revenues	20	24	37	47
Licensing and enforcement programs with initial revenues	3	5	10	19
New patent portfolios	—	6	4	22
Cumulative number of licensing and enforcement programs generating revenues - inception to date	176	162	176	162

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

As of Date:	Trailing Twelve -Month Revenues	% Change

September 30, 2014	$114,911	23%
June 30, 2014	$93,239	41%
March 31, 2014	$66,273	(49)%
December 31, 2013	$130,556	(28)%
September 30, 2013	$181,755	—%

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

Revenues for the nine months ended September 30, 2014 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Wireless Patents	•	Online Gaming technology
•	4G Wireless technology	•	Online newsletters with links technology
•	Audio Communications Fraud Detection technology	•	Optical Networking technology
•	Broadband Communications Technology	•	Radio Frequency Modulation technology(1)
•	Computer Aided Design Tools technology	•	Reflective and Radiant Barrier Insulation technology
•	Computer-Aided Design technology(1)	•	Semiconductor Packaging technology
•	Core Fiber Optic Network Architectures technology	•	Software Activation technology
•	DMT technology	•	Software Technology
•	Electronic Access Control technology(1)	•	Speech codes used in wireless and wireline systems(1)
•	Gas Modulation Control Systems technology	•	Spinning and Jousting Toy Game Technology(1)(2)
•	Improved Lighting technology	•	Super Resolutions Microscopy technology(1)
•	Innovative Display technology(1)	•	Suture Anchors technology
•	Interstitial and Pop-Up Internet Advertising technology	•	Telematics technology
•	Location Based Services technology	•	Video Analytics for Security technology

•	Mobile Computer Synchronization technology	•	Wireless Location Based Services technology
•	Multi-Display Content Delivery and Data Aggregation technology(1)	•	Wireless Monitoring technology
•	Online Auction Guarantee technology
_________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2014
(2)	Initial revenues recognized during the three months ended September 30, 2014

Revenues for the nine months ended September 30, 2013 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Wireless Handsets technology(1)	•	Location Based Services technology
•	Audio Communications Fraud Detection technology	•	Memory Circuit and Packaging technology(1)
•	Automotive Safety, Navigation and Diagnostics technology	•	Messaging technology
•	Broadband Communications technology(1)	•	Mobile Computer Synchronization technology
•	Business Process Modeling technology	•	Mobile Enhancement Solutions technology
•	Camera Support technology	•	NOR Flash technology
•	Catheter Ablation technology(1)	•	Online Auction Guarantees technology
•	Computer Architecture and Power Management technology	•	Online Gaming technology
•	Core Fiber Optic Network Architectures technology(1)(2)	•	Online newsletters with links technology
•	Digital Imaging technology(1)	•	Optical Networking technology(1)(2)
•	Digital Signal Processing Architecture technology	•	Power Management within Integrated Circuits technology
•	DMT technology	•	Prescription Lens technology(1)
•	Domain Name Redirection technology	•	Reflective and Radiant Barrier Insulation technology(1)(2)
•	Dynamic Transmissions technology(1)(2)	•	Semiconductor Memory and Process technology(1)
•	Electronic spreadsheet, data analysis and software development technology(1)	•	Semiconductor Packaging technology(1)
•	Facilities Operation Management System technology	•	Surgical Access technology
•	Gas Modulation Control Systems technology(1)	•	Suture Anchors technology
•	Greeting Card technology(1)	•	Telematics technology
•	Improved Memory Manufacturing technology	•	User Programmable Engine Control technology
•	Information Portal Software technology	•	Video Analytics for Security technology
•	Information Storage, Searching & Retrieval technology	•	Web Collaboration technology(1)(2)
•	Intercarrier SMS technology(1)	•	Wireless Data Synchronization & Data Transfer technology(1)
•	Interstitial and Pop-Up Internet Advertising technology	•	Wireless Location Based Services technology(1)
•	Lighting Ballast technology
__________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2013
(2)	Initial revenues recognized during the three months ended September 30, 2013

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2014 and 2013
(In thousands, except percentage change values)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2014	2013	Change	2014	2013	Change

Revenues	$37,192	$15,520	140%	$99,846	$115,491	(14)%
Operating costs and expenses	49,825	50,856	(2)%	146,761	166,662	(12)%
Operating loss	(12,633)	(35,336)	(64)%	(46,915)	(51,171)	(8)%
Loss before (provision for) benefit from income taxes	(12,690)	(35,056)	(64)%	(47,059)	(49,201)	(4)%
(Provision for) benefit from income taxes	(145)	19,570	(101)%	(3,462)	25,348	(114)%
Net loss attributable to Acacia Research Corporation	(12,415)	(15,711)	(21)%	(49,785)	(23,101)	116%

Overview - Three months ended September 30, 2014 compared with the three months ended September 30, 2013

•	Revenues increased $21.7 million, or 140%, to $37.2 million, as compared to $15.5 million in the comparable prior year quarter, due primarily to an increase in the average revenue per agreement.

•
Loss before income taxes decreased 64%, to $12.7 million, as compared to $35.1 million in the comparable prior year quarter, due primarily to a 140% increase in revenues and a 36% decrease in marketing, general and administrative expenses.

•	Cost of Revenues and Other Operating Expenses:

•	Inventor royalties and contingent legal fees, on a combined basis, increased $7.4 million, or 152%, relatively consistent with the 140% increase in related revenues for the same periods.

•
Litigation and licensing expenses-patents decreased $1.3 million, or 12%, to $9.6 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

•
Amortization of patents increased $896,000, or 7%, to $13.5 million, due primarily to accelerated patent amortization related to recoupable up-front patent portfolio acquisition costs recovered from related net licensing proceeds totaling $874,000 and an increase in quarterly amortization expense for patent portfolios acquired since the end of the prior year period totaling $1.2 million. The increase was partially offset by a $791,000 decrease in accelerated amortization related to patent portfolio sales.

•
The effective tax rates for the three months ended September 30, 2014 and 2013 were 1% and (56)%, respectively. The effective rate for the third quarter of 2014 reflects the impact of valuation allowances recorded for current period net operating loss carryforward related tax assets generated during the three months ended September 30, 2014. The tax benefit recorded for the three months ended September 30, 2013 reflects the realization of foreign tax credit and net operating loss carryforward related tax assets generated during the period.

Overview - Nine months ended September 30, 2014 compared with the nine months ended September 30, 2013

•
Revenues decreased $15.6 million, or 14%, to $99.8 million, as compared to $115.5 million in the comparable prior year period, due primarily to a decrease in the total number of agreements executed, offset by an increase in the average revenue per agreement.

•
Loss before income taxes decreased 4%, to $47.1 million, as compared to $49.2 million in the comparable prior year period, due primarily to a 14% decrease in revenues, partially offset by a 32% decrease in inventor royalties and contingent legal fees, on a combined basis.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $15.5 million, or 32%, as compared to the 14% decrease in related revenues for the same periods due primarily to a higher percentage of revenues generated during the nine months ended September 30, 2014 having no inventor royalty obligations and lower overall average inventor royalty and contingent legal fee rates, as compared to the revenues generated during the nine months ended September 30, 2013.

•	Litigation and licensing expenses-patents decreased $1.0 million, or 3%, to $29.4 million, relatively consistent with the comparable prior year period.

•
Amortization of patents increased $6.6 million, or 18%, to $43.5 million, due primarily to accelerated amortization related to patent portfolio write-downs totaling $2.6 million, an increase in scheduled amortization expense for patent portfolios invested in since the end of the prior period totaling $2.6 million and a net increase in accelerated amortization related to patent portfolio sales and terminations totaling $1.1 million.

•
Marketing, general and administrative expenses decreased $8.8 million, or 19%, to $36.5 million, due primarily to a net decrease in non-cash stock compensation charges, a decrease in non-recurring CEO retirement and other employee severance costs and an overall reduction in personnel costs due to staff reductions completed in the first quarter of 2014.

•
The effective tax rates for the nine months ended September 30, 2014 and 2013 were 7% and (52%), respectively. Tax expense for the nine months ended September 30, 2014 reflects the impact of foreign withholding taxes and valuation allowances recorded for the majority of net operating loss and other tax assets generated during the period. The tax benefit recorded for the nine months ended September 30, 2013 reflects the realization of foreign tax credit and net operating loss carryforward related tax assets generated during the period.

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on patent portfolio partnering / intake opportunities closed by our operating subsidiaries on a consolidated basis during the applicable reporting periods. During the nine months ended September 30, 2014, patent portfolio intake activities included the following:

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

As of September 30, 2014, certain of our operating subsidiaries had several patent partnering option agreements with third-party patent portfolio owners regarding potential additional patent portfolio partnering / investment opportunities.  Future patent portfolio intake arrangements will continue to expand and diversify our future revenue generating opportunities. Our operating subsidiaries are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Revenues and Pretax Net Loss

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%

Revenues (in thousands, except percentage change values)	$37,192	$15,520	$21,672	140%	$99,846	$115,491	$(15,645)	(14)%
New agreements executed	20	24	-	-	55	96	-	-
Average revenue per agreement (in thousands)	$1,860	$647	-	-	$1,815	$1,203	-	-

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014 vs. 2013	2014 vs. 2013
	(in thousands)
Decrease in number of agreements executed	$(2,587)	$(49,324)
Increase in average revenue per agreement executed	24,259	33,679
Total change in revenues	$21,672	$(15,645)

Three licensees individually accounted for 43%, 30% and 12% of revenues recognized during the three months ended September 30, 2014, and three licensees accounted for 29%, 18% and 11% of revenues recognized during the nine months ended September 30, 2014. Three licensees individually accounted for 34%, 31% and 19% of revenues recognized during the three months ended September 30, 2013, and two licensees individually accounted for 43% and 17% of revenues recognized during the nine months ended September 30, 2013.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentage change values)
Loss before (provision for) benefit from income taxes	$(12,690)	$(35,056)	$22,366	(64)%	$(47,059)	$(49,201)	$2,142	(4)%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 vs. 2013%		2014 vs. 2013%
	(in thousands, except percentage values)
Increase (decrease) in revenues	$21,672	97%	$(15,645)	(730)%
(Increase) decrease in inventor royalties and contingent legal fees combined	(7,430)	(33)%	15,468	722%
Decrease in marketing, general and administrative expenses	6,599	30%	8,760	409%
Decrease in litigation and licensing expenses	1,278	6%	1,030	48%
(Increase) in patent amortization expenses	(896)	(4)%	(6,592)	(308)%
Other	1,143	4%	(879)	(41)%
Total decrease in loss before (provision for) benefit from income taxes	$22,366	100%	$2,142	100%

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentage change values)
Inventor royalties	$4,667	$2,353	$2,314	98%	$16,312	$26,444	$(10,132)	(38)%
Contingent legal fees	7,663	2,547	5,116	201%	16,267	21,603	(5,336)	(25)%
Total	$12,330	$4,900	$7,430	152%	$32,579	$48,047	$(15,468)	(32)%

Inventor Royalties and Contingent Legal Fees Expense.  Inventor royalties and contingent legal fee expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the comparable periods presented, is as follows (in thousands, except percentage values):

	Three Months Ended September 30,	%	Nine Months Ended September 30,	%
	2014 vs. 2013		2014 vs. 2013
Inventor Royalties:
Increase (decrease) in total revenues	$6,069	262%	$(4,048)	40%
Decrease in inventor royalty rates	(4,067)	(176)%	(4,230)	42%
Increase (decrease) in percentage of revenues without inventor royalty obligations	312	14%	(1,854)	18%
Total change in inventor royalties expense	$2,314	100%	$(10,132)	100%

Contingent Legal Fees:
Increase (decrease) in total revenues	$3,680	72%	$(3,062)	57%
Increase (decrease) in contingent legal fee rates	1,351	26%	(2,360)	44%
Increase in percentage of revenues without contingent legal fee obligations	85	2%	86	(1)%
Total change in contingent legal fees expense	$5,116	100%	$(5,336)	100%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$9,592	$10,870	$(1,278)	(12)%	$29,406	$30,436	$(1,030)	(3)%
Amortization of patents	13,511	12,615	$896	7%	43,515	36,923	$6,592	18%
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

Litigation and licensing expenses-patents for the three month periods presented decreased due primarily to a net decrease in litigation support, third-party technical consulting costs associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. Litigation and licensing expenses-patents remained relatively consistent for the nine month periods presented. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 vs. 2013%		2014 vs. 2013%
	(in thousands, except percentage values)
Amortization of patent portfolios obtained since the end of the comparable prior year period	$1,153	129%	$2,642	40%
Increase (decrease) in accelerated amortization related to patent portfolio sales and terminations	(791)	(88)%	1,071	16%
Partial patent portfolio write-down	—	—%	2,565	39%
Decrease in scheduled amortization related to patent portfolio investments made prior to the current period	(340)	(38)%	(279)	(4)%
Increase in accelerated amortization related to recovery of upfront advances	874	97%	593	9%
Total change in patent amortization expense	$896	100%	$6,592	100%

Included in amortization of patents for the nine months ended September 30, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2,565,000.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2014	2013	$	%	2014	2013	$	%

Marketing, general and administrative expenses	$7,682	$8,849	$(1,167)	(13)%	$22,488	$24,458	$(1,970)	(8)%
Non-cash stock compensation expense	3,954	9,386	(5,432)	(58)%	14,022	20,812	(6,790)	(33)%
Total marketing, general and administrative expenses	$11,636	$18,235	$(6,599)	(36)%	$36,510	$45,270	$(8,760)	(19)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 vs. 2013%		2014 vs. 2013%
	(in thousands, except percentage values)
Licensing, business development, engineering and other personnel costs	$(312)	5%	$(773)	9%
Variable performance-based compensation costs and other corporate, general and administrative costs	453	(7)%	(223)	3%
Corporate, general and administrative costs	(94)	1%	(316)	4%
Non-cash stock compensation expense	(3,609)	55%	(4,967)	57%
Non-recurring employee severance costs	(1,214)	18%	(658)	7%
Nonrecurring non-cash stock compensation - CEO retirement package	(1,823)	28%	(1,823)	20%
Total change in marketing, general and administrative expenses	$(6,599)	100%	$(8,760)	100%

Other Operating Expenses

During the three months ended September 30, 2014, a federal court decided that a lawsuit initiated in 2010 was exceptional. Additionally, in a separate matter, a federal court decided that a lawsuit initiated in 2011 was exceptional. The total amount requested by these two defendants in these two matters was $2.8 million.. The respective operating subsidiaries have taken steps to challenge the amounts requested including the filing of a notice of appeal. Operating expenses for the three and nine months ended September 30, 2014 included an expense accrual for these matters totaling $1,548,000.

Operating expenses for the three and nine months ended September 30, 2013 included a one-time, non-recurring charge related to the resolution of a dispute concerning legal fees associated with a prior matter totaling $3,506,000.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

(Provision for) benefit from income taxes (in thousands)	$(145)	$19,570	$(3,462)	$25,348
Effective tax rate	1%	(56)%	7%	(52)%

(Provision for) Benefit from Income Taxes. Tax (expense) benefit for the periods presented included the impact of the following:

•
Tax expense for the three and nine months ended September 30, 2014 reflects the impact of foreign taxes withheld related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions and valuation allowances recorded for current period foreign withholding tax credits and net operating loss carryforward related tax assets generated during the respective periods.

•
Our effective tax rates for the three and nine months ended September 30, 2013 were mainly comprised of U.S. federal and state income tax benefits and nondeductible permanent expenses. The benefit for income taxes for three and nine months ended September 30, 2013 reflects realization of foreign tax credit and net operating loss carryforward related tax benefits generated in the respective periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from previous equity financings.

Our management believes that our cash and cash equivalent balances, investments and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least November 2015 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2014.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $226.7 million at September 30, 2014, compared to $256.7 million at December 31, 2013.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013

Net cash provided by (used in):
Operating activities	$13,890	$(4,819)
Investing activities	33,124	(88,135)
Financing activities	(19,442)	(10,547)

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2014 decreased 13%, to $93.5 million, as compared to $107.9 million in the comparable 2013 period, primarily reflecting the net decrease in revenues for the same periods, as discussed above. Cash outflows from operations for the nine months ended September 30, 2014 decreased 5%, to $79.6 million, as compared to $83.6 million in the comparable 2013 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013

Purchases of property and equipment	$(106)	$(579)
Available-for-sale investments, net	57,748	(77,140)
Investments in patents/ patent rights	(24,518)	(10,416)
Net cash provided by (used in) investing activities	$33,124	$(88,135)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2014	2013

Dividends paid to shareholders	$(18,773)	$(12,392)
Distributions to noncontrolling interests in operating subsidiary	(867)	—
Contributions from noncontrolling interests in operating subsidiary	—	1,920
Repurchased restricted common stock	—	(18)
Excess tax benefits from stock-based compensation	—	(358)
Proceeds from exercises of stock options	198	301
Net cash used in financing activities	$(19,442)	$(10,547)

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid cash dividends totaling $18.8 million and $12.4 million during the nine months ended September 30, 2014 and 2013, respectively.

Working Capital

Working capital at September 30, 2014 decreased to $210.0 million, compared to $247.7 million at December 31, 2013. Consolidated accounts receivable from licensees increased to $12.7 million at September 30, 2014, compared to $6.3 million at December 31, 2013. Consolidated royalties and contingent legal fees payable increased to $17.8 million at September 30, 2014, compared to $10.4 million at December 31, 2013.

The majority of accounts receivable from licensees at September 30, 2014 were collected or scheduled to be collected in the fourth quarter of 2014, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2014 or first quarter of 2015, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2014.  We have no lines of credit or other committed funding or long-term debt. The following table lists our known contractual obligations and future cash commitments as of September 30, 2014 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$8,560	$253	$3,303	$3,168	$1,836
Scheduled patent acquisition related payments	4,000	4,000	—	—	—
Total contractual obligations	$12,560	$4,253	$3,303	$3,168	$1,836

Uncertain Tax Positions.  At September 30, 2014, we had total unrecognized tax benefits of approximately $857,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of September 30, 2014. If recognized, approximately $857,000 would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

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

At September 30, 2014, our short-term investments were comprised of AAA-rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA-rated, U.S. government securities.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2014) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date:     November 5, 2014

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