Form 10-Q
period 2015-03-31
ACACIA RESEARCH CORP
filed 2015-05-06
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
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
520 Newport Center Drive, Newport Beach, California 92660
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

As of May 4, 2015, 51,049,566 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$101,548	$134,466
Restricted cash	10,718	—
Short-term investments	53,289	58,558
Accounts receivable	30,007	20,168
Deferred income taxes	1,161	1,161
Prepaid expenses and other current assets	5,057	4,355
Total current assets	201,780	218,708
Property and equipment, net of accumulated depreciation and amortization	421	500
Patents, net of accumulated amortization	274,659	286,636
Goodwill	30,149	30,149
Other assets	355	355
	$507,364	$536,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$12,705	$14,860
Accrued patent investment costs	900	16,700
Royalties and contingent legal fees payable	19,129	14,351
Total current liabilities	32,734	45,911
Deferred income taxes	1,161	1,161
Other liabilities	250	228
Total liabilities	34,145	47,300
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 51,049,566 and 50,065,382 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	51	50
Treasury stock, at cost, 1,729,408 shares as of March 31, 2015 and December 31, 2014	(34,640)	(34,640)
Additional paid-in capital	644,404	646,595
Accumulated comprehensive loss	(440)	(353)
Accumulated deficit	(141,225)	(128,095)
Total Acacia Research Corporation stockholders’ equity	468,150	483,557
Noncontrolling interests in operating subsidiaries	5,069	5,491
Total stockholders’ equity	473,219	489,048
	$507,364	$536,348

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$34,210	$12,578
Operating costs and expenses:
Cost of revenues:
Inventor royalties	9,325	951
Contingent legal fees	4,784	1,527
Litigation and licensing expenses - patents	8,675	8,994
Amortization of patents	13,038	14,472
Marketing, general and administrative expenses (including non-cash stock compensation expense of $3,247 for the three months ended March 31, 2015, and $4,765 for the three months ended March 31, 2014)	10,575	11,693
Research, consulting and other expenses - business development	997	992
Other	426	—
Total operating costs and expenses	47,820	38,629
Operating loss	(13,610)	(26,051)

Total interest and other investment income	228	109
Loss before (provision for) benefit from income taxes	(13,382)	(25,942)
(Provision for) benefit from income taxes	(170)	1,372
Net loss including noncontrolling interests in operating subsidiaries	(13,552)	(24,570)
Net loss attributable to noncontrolling interests in operating subsidiaries	422	149
Net loss attributable to Acacia Research Corporation	$(13,130)	$(24,421)

Net loss attributable to common stockholders - basic	$(13,345)	$(24,628)
Net loss attributable to common stockholders - diluted	$(13,345)	$(24,628)

Basic loss per common share	$(0.27)	$(0.51)
Diluted loss per common share	$(0.27)	$(0.51)

Weighted average number of shares outstanding - basic	49,212,207	48,329,375
Weighted average number of shares outstanding - diluted	49,212,207	48,329,375

Cash dividends declared per common share	$0.125	$0.125

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Net loss including noncontrolling interests in operating subsidiaries	$(13,552)	$(24,570)
Other comprehensive loss:
Unrealized loss on short-term investments, net of tax of $0	(143)	(476)
Unrealized loss on foreign currency translation, net of tax of $0	(28)	—
Reclassification adjustment for losses included in net loss	84	447
Total other comprehensive loss	(13,639)	(24,599)
Comprehensive loss attributable to noncontrolling interests	422	149
Comprehensive loss attributable to Acacia Research Corporation	$(13,217)	$(24,450)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(13,552)	$(24,570)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash used in operating activities:
Depreciation and amortization	13,101	14,552
Non-cash stock compensation	3,247	4,765
Other	(12)	—

Changes in assets and liabilities:
Restricted cash	(10,718)	—
Accounts receivable	(9,839)	(7,199)
Prepaid expenses and other assets	(702)	(62)
Accounts payable and accrued expenses	(2,133)	740
Royalties and contingent legal fees payable	4,778	(6,552)
Deferred taxes, net	—	(2,106)

Net cash used in operating activities	(15,830)	(20,432)

Cash flows from investing activities:
Purchases of property and equipment	—	(96)
Purchases of available-for-sale investments	(13,369)	(14,234)
Maturities and sales of available-for-sale investments	18,579	48,632
Investments in patents/ patent rights	(16,861)	(987)

Net cash provided by (used in) investing activities	(11,651)	33,315

Cash flows from financing activities:
Dividends paid to stockholders	(6,375)	(6,255)
Proceeds from exercises of stock options	938	90

Net cash used in financing activities	(5,437)	(6,165)

Increase (decrease) in cash and cash equivalents	(32,918)	6,718

Cash and cash equivalents, beginning	134,466	126,685

Cash and cash equivalents, ending	$101,548	$133,403

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$900	$15,250

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2015, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Concentrations. Two licensees individually accounted for 58% and 15% of revenues recognized during the three months ended March 31, 2015, and one licensee accounted for 39% of revenues recognized during the three months ended March 31, 2014. Two licensees individually represented approximately 66% and 17% of accounts receivable at March 31, 2015. Three licensees individually represented approximately 30%, 17% and 15% of accounts receivable at December 31, 2014. For the three months ended March 31, 2015 and 2014, 62% and 16%, respectively, of revenues were attributable to

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

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

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	March 31, 2015
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$53,609	$3	$(323)	$53,289
Total short-term investments	$53,609	$3	$(323)	$53,289

	December 31, 2014
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$58,819	$2	$(263)	$58,558
Total short-term investments	$58,819	$2	$(263)	$58,558

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company's effective tax rates were 1% and (5)% for the three months ended March 31, 2015 and 2014, respectively. The effective rate for the three months ended March 31, 2015 reflects the impact of state taxes and full valuation allowances recorded for net operating loss carryforward related tax assets generated during the period. The tax benefit for the three months ended March 31, 2014 primarily reflects the benefit, totaling $1,735,000, from the reversal of the net deferred tax liability that existed at the beginning of 2014, other state taxes and full valuation allowances recorded for net operating loss carryforward related tax assets generated during the period. Valuation allowances were recorded for the periods presented due to uncertainty regarding future realizability of tax assets pursuant to guidance set forth in ASC 740, "Income Taxes." In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statement of operations in the period the determination is recorded.

3.  INCOME (LOSS) PER SHARE

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2015	2014
Numerator (in thousands):
Basic
Net loss	$(13,130)	$(24,421)
Undistributed earnings allocated to participating securities	—	—
Total dividends declared / paid	(6,375)	(6,255)
Dividends attributable to common stockholders	6,160	6,048
Net loss attributable to common stockholders – basic	$(13,345)	$(24,628)

Diluted
Net loss	$(13,130)	$(24,421)
Undistributed earnings allocated to participating securities	—	—
Total dividends declared / paid	(6,375)	(6,255)
Dividends attributable to common stockholders	6,160	6,048
Net loss attributable to common stockholders – diluted	$(13,345)	$(24,628)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	49,212,207	48,329,375
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	49,212,207	48,329,375

Basic net loss per common share	$(0.27)	$(0.51)
Diluted net loss per common share	$(0.27)	$(0.51)

Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share were immaterial for the applicable periods presented.

4.  PATENTS

Acacia’s only identifiable intangible assets at March 31, 2015 and December 31, 2014 are patents and patent rights.  Patent-related accumulated amortization totaled $179,603,000 and $166,565,000 as of March 31, 2015 and December 31, 2014, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to nine years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately six years.  The following table presents the scheduled annual aggregate amortization expense as of March 31, 2015 (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Remainder of 2015	$39,191
2016	49,584
2017	48,496
2018	44,368
2019	38,738
Thereafter	54,282
Total	$274,659

For the three months ended March 31, 2015 and 2014, Acacia paid patent related investment costs totaling $16,861,000 (including up-front patent portfolio advances and previously accrued milestone payments related to patent related investments made in prior periods) and $987,000, respectively.  The underlying patents have estimated economic useful lives of approximately four to ten years. Included in net additions to capitalized patent costs during the months ended March 31, 2015 and 2014 are accrued patent investment costs totaling $900,000 and $15,250,000, respectively, which are amortized over the estimated economic useful life of the related patents.

Included in amortization of patents for the months ended March 31, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2,565,000.

5.  COMMITMENTS AND CONTINGENCIES
Bank Guarantee
In March 2015, an operating subsidiary of Acacia entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank in the amount of $10.7 million, for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. An injunction is an equitable remedy in the form of a court order that compels the defendant(s) to cease marketing, offering for sale or importing applicable infringing products into applicable jurisdiction(s).
Under German law, in order to enforce the injunction granted by the court, a Guarantee is required to be furnished by our operating subsidiary, the plaintiff in the case, for potential payment to the defendants of any applicable claims which may be incurred by the defendants as a result of the enforcement of the injunction, only in the event that the aforementioned court ruling is subsequently successfully appealed by the defendants or otherwise amended. The Guarantee is required to be issued unlimited with respect to time, until appropriately extinguished in accordance with German law. The Guarantee will be extinguished when a relevant extinguishment order by the court having jurisdiction takes effect, typically occurring when the related infringement case has been settled or a final non-appealable decision has been issued by the court.
The Guarantee is secured by a cash deposit at the contracting bank totaling $10.7 million, which is classified as restricted cash in the March 31, 2015 balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.
Patent Enforcement
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

During the three months ended March 31, 2015, a federal court decided that a lawsuit initiated in 2013 was exceptional. The respective operating subsidiaries have taken steps to challenge the amounts requested including the filing of a notice of appeal. Operating expenses for the three months ended March 31, 2015 included an expense accrual for this matter totaling $426,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other
In February 2011, Michael Strathmann ("Plaintiff") served a Complaint for Violation of the Insurance Fraud Prevention Act (California Insurance Code Section 1871.7) against Acacia, CombiMatrix Corporation, and Dr. Amit Kumar in the Superior Court of the State of California (the "Court") in connection with a prior lawsuit against Nanogen, Inc., that was settled in 2002. Plaintiff alleged that the defendants wrongfully made a claim for insurance coverage for the Nanogen lawsuit leading to a settlement with the insurer. The trial commenced in June 2014. In March 2015, the court issued a final judgment in Acacia's favor, dismissing the complaint with prejudice and affirming its prior rulings in favor of Acacia and the defendants, and against all claims of the Plaintiff.
Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.

6. STOCKHOLDERS’ EQUITY

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid quarterly cash dividends totaling $6,375,000 and $6,255,000 during the three months ended March 31, 2015 and 2014, respectively. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

7. SUBSEQUENT EVENTS

On April 21, 2015, Acacia announced that its Board of Directors approved a quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on May 29, 2015 to stockholders of record at close of business on May 4, 2015. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

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

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue.  Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. We are currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,450 license agreements executed to date, across 183 of our patent licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. To date, we have generated gross licensing revenue of approximately $1.2 billion, and have returned more than $691 million to our patent partners.

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

Our operating activities for the periods presented were principally focused on the continued investment in and development of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs and the commencement of new patent licensing and enforcement programs. In addition, we continued our focus on business development, including the investment in existing portfolios during the 2015 period and in new high quality patent portfolios during the 2014 period by certain of our operating subsidiaries, and the continued pursuit of additional opportunities to partner with patent owners or invest in new patent portfolios and continue our industry leading patent licensing and enforcement activities.

For the three months ended March 31, 2015, we reported revenues of $34.2 million from 23 new revenue agreements covering 18 different licensing programs, including 2 licensing programs generating initial revenues in the quarter. Cash and investments (including restricted cash) totaled $165.6 million as of March 31, 2015 as compared to $193.0 million as of December 31, 2014.

During the three months ended March 31, 2015, we made patent related payments and milestone payments to patent owners, with whom we partnered for the licensing of their patented technologies, totaling $16.9 million.

Operating activities during the periods presented included the following:

	Three Months Ended March 31,
	2015	2014

Revenues (in thousands)	$34,210	$12,578
New agreements executed	23	20
Licensing and enforcement programs generating revenues	18	21
Licensing and enforcement programs with initial revenues	2	3
New patent portfolios	—	3

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

As of Date:	Trailing Twelve -Month Revenues	% Change

March 31, 2015	$152,508	17%
December 31, 2014	$130,876	14%
September 30, 2014	$114,911	23%
June 30, 2014	$93,239	41%
March 31, 2014	$66,273	-

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

We continue to identify and explore opportunities for partnering with companies in the technology and other sectors for the licensing and enforcement of their high quality patented technologies, and are also expanding our activity in international markets, both of which we expect will expand and diversify our future revenue generating opportunities.

Revenues for the three months ended March 31, 2015 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Cellular Air Interface and Infrastructure technology	•	Location Based Services technology
•	Audio Communications Fraud Detection technology	•	Oil and Gas Production technology
•	Automotive Safety, Navigation and Diagnostics technology	•	Online Auction Guarantee technology
•	Broadband Communications technology	•	Reflective and Radiant Barrier Insulation technology
•	DisplayPort and MIPI DSI technology(1)	•	Semiconductor Testing technology(1)
•	Gas Modulation Control Systems technology	•	Speech codes used in wireless and wireline systems technology
•	Innovative Display technology	•	Super Resolutions Microscopy technology
•	Intercarrier SMS technology	•	Suture Anchors technology
•	Interstitial and Pop-Up Internet Advertising technology	•	Telematics technology
_________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2015

Revenues for the three months ended March 31, 2014 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Wireless Patents	•	Messaging technology
•	4G Wireless technology	•	Online Gaming technology
•	Audio Communications Fraud Detection technology	•	Reflective and Radiant Barrier Insulation technology
•	Broadband Communications technology	•	Semiconductor Packaging technology
•	Computer-Aided Design technology(1)	•	Software Activation technology
•	Core Fiber Optic Network Architectures technology	•	Super Resolutions Microscopy technology(1)
•	DMT technology	•	Suture Anchors technology
•	Electronic Access Control technology(1)	•	Telematics technology
•	Gas Modulation Control Systems technology	•	Video Analytics for Security technology
•	Improved Lighting technology	•	Wireless Monitoring technology
•	Interstitial and Pop-Up Internet Advertising technology
__________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2014

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2015 and 2014
(In thousands, except percentage change values)

	Three Months Ended March 31,		%
	2015	2014	Change

Revenues	$34,210	$12,578	172%
Operating costs and expenses	47,820	38,629	24%
Operating loss	(13,610)	(26,051)	(48)%
Loss before (provision for) benefit from income taxes	(13,382)	(25,942)	(48)%
(Provision for) benefit from income taxes	(170)	1,372	(112)%
Net loss attributable to Acacia Research Corporation	(13,130)	(24,421)	(46)%

Overview - Three months ended March 31, 2015 compared with the three months ended March 31, 2014

•	Revenues increased $21.6 million, or 172%, to $34.2 million, as compared to $12.6 million in the comparable prior year quarter, due primarily to an increase in the average revenue per agreement.

•
Loss before income taxes decreased 48%, to $13.4 million, as compared to $25.9 million in the comparable prior year quarter, due primarily to a 172% increase in revenues, a 10% decrease in marketing, general and administrative expenses, and a 10% decrease in patent amortization expense.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, increased $11.6 million, or 469%, compared to the 172% increase in related revenues for the same periods, due primarily to higher average inventor royalty rates, primarily due to lower average cost recoveries resulting in increased inventor royalties, for the specific portfolios generating revenues during the first quarter of 2015.

•
Litigation and licensing expenses-patents decreased $319,000, or 4%, to $8.7 million, due primarily to a minor net decrease in patent prosecution, litigation support and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

•
Amortization of patents decreased $1.4 million, or 10%, to $13.0 million, due primarily to a decrease in patent impairment charges totaling $2.6 million, which was partially offset by an increase in quarterly amortization expense for patent portfolio investments made since the end of the prior year period totaling $1.1 million.

•
The effective tax rates for the three months ended March 31, 2015 and 2014 were 1% and (5)%, respectively. The effective rate for the first quarter of 2015 reflects the impact of valuation allowances recorded for current period net operating loss carryforward related tax assets generated during the period. The effective rate for the three months ended March 31, 2014 reflects the impact of valuation allowances recorded for the majority of net operating loss related and other tax assets generated during the period.

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2014. Refer to Note 2 to the consolidated financial statements included in this report.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three Months Ended March 31, 2015 and 2014

Revenues and Pretax Net Loss

	Three Months Ended March 31,		Change
	2015	2014	$	%

Revenues (in thousands, except percentage change values)	$34,210	$12,578	$21,632	172%
New agreements executed	23	20
Average revenue per agreement (in thousands)	$1,487	$629

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows:

Three Months Ended March 31,
2015 vs. 2014
(in thousands)
Change in number of agreements executed	$1,887
Increase in average revenue per agreement executed	19,745
Total change in revenues	$21,632

Two licensees individually accounted for 58% and 15% of revenues recognized during the three months ended March 31, 2015, and one licensee individually accounted for 39% of revenues recognized during the three months ended March 31, 2014.

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentage change values)
Loss before (provision for) benefit from income taxes	$(13,382)	$(25,942)	$12,560	(48)%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended March 31,
	2015 vs. 2014%
	(in thousands, except percentage values)
Increase in revenues	$21,632	172%
Increase in inventor royalties and contingent legal fees combined	(11,631)	(93)%
Decrease in marketing, general and administrative expenses	1,118	9%
Decrease in litigation and licensing expenses	319	3%
Decrease in patent amortization expenses	1,434	11%
Other	(312)	(2)%
Total decrease in loss before (provision for) benefit from income taxes	$12,560	100%

Cost of Revenues

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentage change values)

Inventor royalties	$9,325	$951	$8,374	881%
Contingent legal fees	4,784	1,527	3,257	213%

Inventor Royalties and Contingent Legal Fees Expense.  Inventor royalties and contingent legal fee expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the comparable periods presented, using the prior year period as the base period, is as follows (in thousands, except percentage values):

	Three Months Ended March 31,	%
	2015 vs. 2014
Inventor Royalties:
Increase in total revenues	$3,227	39%
Increase in inventor royalty rates	4,257	51%
Decrease in revenues without inventor royalty obligations	890	10%
Total change in inventor royalties expense	$8,374	100%

Contingent Legal Fees:
Increase in total revenues	$2,640	81%
Increase in contingent legal fee rates	851	26%
Increase in revenues without contingent legal fee obligations	(234)	(7)%
Total change in contingent legal fees expense	$3,257	100%

The increase in average inventor royalty rates was primarily due to lower average cost recoveries, resulting in increased inventor royalties for the specific portfolios generating revenues during the first quarter of 2015.

	Three Months Ended March 31,		Change
	2015	2014	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$8,675	$8,994	$(319)	(4)%
Amortization of patents	13,038	14,472	$(1,434)	(10)%
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

Litigation and licensing expenses-patents decreased due primarily to a minor net decrease in patent prosecution, litigation support and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following (in thousands, except percentage values):

	Three Months Ended March 31,
	2015 vs. 2014%

Amortization of patent portfolio investments made since the end of the prior year	$1,074	(75)%
Patent portfolio impairment charges	(2,565)	179%
Scheduled amortization related to patent portfolios owned or controlled as of the end of the prior year	105	(7)%
Accelerated amortization related to recovery of upfront advances	(48)	3%
Total change in patent amortization expense	$(1,434)	100%

Included in amortization of patents for the three months ended March 31, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2.6 million.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended March 31,		Change
	2015	2014	$	%

Marketing, general and administrative expenses	$7,328	$6,928	$400	6%
Non-cash stock compensation expense	3,247	4,765	(1,518)	(32)%
Total marketing, general and administrative expenses	$10,575	$11,693	$(1,118)	(10)%

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, state taxes based on gross receipts and other corporate costs.  A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented, is as follows (in thousands, except percentage values):

	Three Months Ended March 31,
	2015 vs. 2014%

Licensing, business development, engineering and other personnel costs	$197	(18)%
Variable performance-based compensation costs and other corporate, general and administrative costs	475	(42)%
Corporate, general and administrative costs	251	(22)%
Non-cash stock compensation expense	(1,518)	136%
Non-recurring employee severance costs	(523)	46%
Total change in marketing, general and administrative expenses	$(1,118)	100%

Other Operating Expenses

During the three months ended March 31, 2015, a federal court decided that a lawsuit initiated in 2013 was exceptional. The respective operating subsidiary has taken steps to challenge the amounts requested including the filing of a notice of appeal. Operating expenses for the three months ended March 31, 2015 included an expense accrual for this matter totaling $426,000.

Income Taxes

	Three Months Ended March 31,
	2015	2014

(Provision for) benefit from income taxes (in thousands)	$(170)	$1,372
Effective tax rate	1%	(5)%

(Provision for) Benefit from Income Taxes. Tax (expense) benefit for the periods presented included the impact of the following:

•	Tax expense for the three months ended March 31, 2015 reflects the impact of a full valuation allowance recorded for net operating loss related tax assets generated during the period.

•
The tax benefit for the three months ended March 31, 2014 primarily reflects the benefit, totaling $1,735,000, from the reversal of the net deferred tax liability that existed at the beginning of 2014, other state taxes and full valuation allowances recorded for net operating loss carryforward related tax assets generated during the prior year period.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from previous equity financings.

Our management believes that our cash and cash equivalent balances, investments and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least May 2016 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2015.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand, excluding restricted cash balances, totaled $154.8 million at March 31, 2015, compared to $193.0 million at December 31, 2014.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2015	2014

Net cash provided by (used in):
Operating activities (including restricted cash reclassification totaling $10,718)	$(15,830)	$(20,432)
Investing activities	(11,651)	33,315
Financing activities	(5,437)	(6,165)

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2015 increased 353%, to $24.4 million, as compared to $5.4 million in the comparable 2014 period, primarily reflecting the net increase in revenues for the same periods, as discussed above. Cash outflows from operations for the three months ended March 31, 2015 increased 56%, to $40.2 million, as compared to $25.8 million in the comparable 2014 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in the amount of $10.7 million, in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee is secured by a cash deposit at the contracting bank totaling $10.7 million, which is classified as restricted cash in the March 31, 2015 balance sheet. See below for additional information.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014

Purchases of property and equipment	$—	$(96)
Available-for-sale investments, net	5,210	34,398
Investments in patents/ patent rights	(16,861)	(987)
Net cash provided by (used in) investing activities	$(11,651)	$33,315
Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2015	2014

Dividends paid to stockholders	$(6,375)	$(6,255)
Proceeds from exercises of stock options	938	90
Net cash used in financing activities	$(5,437)	$(6,165)

In April 2013, our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid cash dividends totaling $6.4 million and $6.3 million during the months ended March 31, 2015 and 2014, respectively.

Working Capital

Working capital (including restricted cash) at March 31, 2015 decreased to $169.0 million, compared to $172.8 million at December 31, 2014. Consolidated accounts receivable from licensees increased to $30.0 million at March 31, 2015, compared to $20.2 million at December 31, 2014. Consolidated royalties and contingent legal fees payable increased to $19.1 million at March 31, 2015, compared to $14.4 million at December 31, 2014.

The majority of accounts receivable from licensees at March 31, 2015 were collected or scheduled to be collected in the second quarter of 2015, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the second or third quarter of 2015, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2015.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of March 31, 2015 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$7,730	$1,131	$3,151	$3,281	$167
Scheduled patent acquisition related payments	900	900	—	—	—
Total contractual obligations	$8,630	$2,031	$3,151	$3,281	$167

Standby Letter of Credit and Guarantee Arrangement. In March 2015, an operating subsidiary of ours entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank in the amount of $10.7 million, for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. An injunction is an equitable remedy in the form of a court order that compels the defendant(s) to cease marketing, offering for sale or importing applicable infringing products into applicable jurisdiction(s).
Under German law, in order to enforce the injunction granted by the court, a Guarantee is required to be furnished by our operating subsidiary, the plaintiff in the case, for potential payment to the defendants of any applicable claims which may be incurred by the defendants as a result of the enforcement of the injunction, only in the event that the aforementioned court ruling is subsequently successfully appealed by the defendants or otherwise amended. The Guarantee is required to be issued unlimited with respect to time, until appropriately extinguished in accordance with German law. The Guarantee will be extinguished when a relevant extinguishment order by the court having jurisdiction takes effect, typically occurring when the related infringement case has been settled or a final non-appealable decision has been issued by the court.
The Guarantee is secured by a cash deposit at the contracting bank totaling $10.7 million, which is classified as restricted cash in the March 31, 2015 balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.
Uncertain Tax Positions.  At March 31, 2015, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of March 31, 2015. If recognized, approximately $2.1 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

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

At March 31, 2015, our short-term investments were comprised of AAA-rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA-rated, U.S. government securities.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date:     May 5, 2015

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