Form 10-Q
period 2015-06-30
ACACIA RESEARCH CORP
filed 2015-08-10
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
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

As of August 5, 2015, 50,740,195 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$119,084	$134,466
Restricted cash	10,718	—
Short-term investments	37,090	58,558
Accounts receivable	37,550	20,168
Deferred income taxes	1,161	1,161
Prepaid expenses and other current assets	5,146	4,355
Total current assets	210,749	218,708
Property and equipment, net of accumulated depreciation and amortization	374	500
Patents, net of accumulated amortization	262,337	286,636
Goodwill	30,149	30,149
Other assets	355	355
	$503,964	$536,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,525	$14,860
Accrued patent investment costs	—	16,700
Royalties and contingent legal fees payable	20,181	14,351
Total current liabilities	31,706	45,911
Deferred income taxes	1,161	1,161
Other liabilities	271	228
Total liabilities	33,138	47,300
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,979,582 and 50,065,382 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	51	50
Treasury stock, at cost, 1,729,408 shares as of June 30, 2015 and December 31, 2014	(34,640)	(34,640)
Additional paid-in capital	641,207	646,595
Accumulated comprehensive loss	(413)	(353)
Accumulated deficit	(144,911)	(128,095)
Total Acacia Research Corporation stockholders’ equity	461,294	483,557
Noncontrolling interests in operating subsidiaries	9,532	5,491
Total stockholders’ equity	470,826	489,048
	$503,964	$536,348

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$40,336	$50,076	$74,546	$62,654
Operating costs and expenses:
Cost of revenues:
Inventor royalties	1,265	10,694	10,590	11,645
Contingent legal fees	5,512	7,077	10,296	8,604
Litigation and licensing expenses - patents	9,012	10,820	17,687	19,814
Amortization of patents	13,228	15,532	26,266	30,004
Marketing, general and administrative expenses (including non-cash stock compensation expense of $3,177 and $6,424 for the three and six months ended June 30, 2015, respectively, and $5,303 and $10,068 for the three and six months ended June 30, 2014, respectively)	9,587	13,181	20,162	24,874
Research, consulting and other expenses - business development	732	1,003	1,729	1,995
Other	—	—	426	—
Total operating costs and expenses	39,336	58,307	87,156	96,936
Operating income (loss)	1,000	(8,231)	(12,610)	(34,282)

Total interest and other investment income (expense)	(104)	(196)	124	(87)
Income (loss) before provision for income taxes	896	(8,427)	(12,486)	(34,369)
Provision for income taxes	(119)	(4,689)	(289)	(3,317)
Net income (loss) including noncontrolling interests in operating subsidiaries	777	(13,116)	(12,775)	(37,686)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(4,463)	167	(4,041)	316
Net loss attributable to Acacia Research Corporation	$(3,686)	$(12,949)	$(16,816)	$(37,370)

Net loss attributable to common stockholders - basic	$(3,896)	$(13,154)	$(17,241)	$(37,781)
Net loss attributable to common stockholders - diluted	$(3,896)	$(13,154)	$(17,241)	$(37,781)

Basic loss per common share	$(0.08)	$(0.27)	$(0.35)	$(0.78)
Diluted loss per common share	$(0.08)	$(0.27)	$(0.35)	$(0.78)

Weighted average number of shares outstanding - basic	49,423,472	48,543,334	49,318,423	48,436,946
Weighted average number of shares outstanding - diluted	49,423,472	48,543,334	49,318,423	48,436,946

Cash dividends declared per common share	$0.125	$0.125	$0.25	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss) including noncontrolling interests in operating subsidiaries	$777	$(13,116)	$(12,775)	$(37,686)
Other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax of $0	(119)	(373)	(262)	(849)
Unrealized loss on foreign currency translation, net of tax of $0	(113)	—	(141)	—
Reclassification adjustment for losses included in net loss	259	565	343	1,012
Total other comprehensive loss	804	(12,924)	(12,835)	(37,523)
Comprehensive (income) loss attributable to noncontrolling interests	(4,463)	167	(4,041)	316
Comprehensive loss attributable to Acacia Research Corporation	$(3,659)	$(12,757)	$(16,876)	$(37,207)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(12,775)	$(37,686)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash used in operating activities:
Depreciation and amortization	26,386	30,166
Non-cash stock compensation	6,424	10,068
Other	(127)	—

Changes in assets and liabilities:
Restricted cash	(10,718)	—
Accounts receivable	(17,382)	(18,844)
Prepaid expenses and other assets	(791)	1,724
Accounts payable and accrued expenses	(3,292)	5,736
Royalties and contingent legal fees payable	5,830	9,865
Deferred taxes, net	—	(1,668)

Net cash used in operating activities	(6,445)	(639)

Cash flows from investing activities:
Purchases of property and equipment	(8)	(97)
Purchases of available-for-sale investments	(23,296)	(33,359)
Maturities and sales of available-for-sale investments	44,845	88,741
Investments in patents/ patent rights	(18,667)	(22,096)

Net cash provided by investing activities	2,874	33,189

Cash flows from financing activities:
Distributions to noncontrolling interests in operating subsidiary	—	(867)
Dividends paid to stockholders	(12,749)	(12,513)
Proceeds from exercises of stock options	938	185

Net cash used in financing activities	(11,811)	(13,195)

Increase (decrease) in cash and cash equivalents	(15,382)	19,355

Cash and cash equivalents, beginning	134,466	126,685

Cash and cash equivalents, ending	$119,084	$146,040

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$—	$3,000

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

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2015, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, impairment of marketable securities and intangible assets including goodwill, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets and the application of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. One licensee individually accounted for 74% of revenues recognized during the three months ended June 30, 2015, and two licensees accounted for 40% and 27% of revenues recognized during the six months ended June 30, 2015. Two licensees individually accounted for 58% and 14% of revenues recognized during the three months ended June 30, 2014, and two licensees accounted for 46% and 11% of revenues recognized during the six months ended June 30, 2014.

One licensee individually represented approximately 80% of accounts receivable at June 30, 2015. The majority of accounts receivable balances at June 30, 2015 were collected in July 2015. Three licensees individually represented approximately 30%, 17% and 15% of accounts receivable at December 31, 2014. For the three and six months ended June 30, 2015, 18% and 38%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and six months ended June 30, 2014, 79% and 67%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations.

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

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	June 30, 2015
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$37,270	$10	$(190)	$37,090
Total short-term investments	$37,270	$10	$(190)	$37,090

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	December 31, 2014
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$58,819	$2	$(263)	$58,558
Total short-term investments	$58,819	$2	$(263)	$58,558

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

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Acacia considers its market capitalization and other valuation techniques and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. Refer to Note 9 for additional information.

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available or not indicative of current fair value, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

Fair value is generally estimated using the “Income Approach,” focusing on the estimated future net income-producing capability of the patent portfolios over the estimated remaining economic useful life. Estimates of future after-tax cash flows are converted to present value through “discounting,” including an estimated rate of return that accounts for both the time value of money and investment risk factors. Estimated cash inflows are typically based on estimates of reasonable royalty rates for the applicable technology, applied to estimated market data. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, technology coverage and other pertinent information that could impact future net cash flows.

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia’s

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company's effective tax rates were 13% and 2% for the three and six months ended June 30, 2015, respectively, and 56% and 10% for the three and six months ended June 30, 2014. The effective rates for the periods presented primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator (in thousands):
Basic and Diluted
Net loss	$(3,686)	$(12,949)	$(16,816)	$(37,370)
Total dividends declared / paid	(6,374)	(6,258)	(12,749)	(12,513)
Dividends attributable to common stockholders	6,164	6,053	12,324	12,102
Net loss attributable to common stockholders – basic and diluted	$(3,896)	$(13,154)	$(17,241)	$(37,781)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	49,423,472	48,543,334	49,318,423	48,436,946
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	—	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	49,423,472	48,543,334	49,318,423	48,436,946

Basic net loss per common share	$(0.08)	$(0.27)	$(0.35)	$(0.78)
Diluted net loss per common share	$(0.08)	$(0.27)	$(0.35)	$(0.78)

Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share were immaterial for the applicable periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PATENTS

Acacia’s only identifiable intangible assets at June 30, 2015 and December 31, 2014 are patents and patent rights.  Patent-related accumulated amortization totaled $192,831,000 and $166,565,000 as of June 30, 2015 and December 31, 2014, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to nine years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately six years.  The following table presents the scheduled annual aggregate amortization expense as of June 30, 2015 (in thousands):

For the years ending December 31,
Remainder of 2015	$26,080
2016	49,765
2017	48,676
2018	44,549
2019	38,917
Thereafter	54,350
$262,337

For the six months ended June 30, 2015 and 2014, Acacia paid patent related investment costs, including up-front patent portfolio advances and previously accrued milestone payments related to patent related investments made in prior periods, totaling $18,667,000 and $22,096,000, respectively.  The underlying patents have estimated economic useful lives of approximately four to ten years. Included in net additions to capitalized patent costs during the six months ended June 30, 2014 are accrued patent investment costs totaling $3,000,000 which are amortized over the estimated economic useful life of the related patents.

During the six months ended June 30, 2014, certain Acacia operating subsidiaries elected to sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $2,702,000. Proceeds from the sale of patents and the related gain on sale for the six months ended June 30, 2014 were $3,500,000 and $833,000, respectively. Included in amortization of patents for the six months ended June 30, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2,565,000.

5.  COMMITMENTS AND CONTINGENCIES
Bank Guarantee
In March 2015, an operating subsidiary of Acacia entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank in the amount of $10,718,000, for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. An injunction is an equitable remedy in the form of a court order that compels the defendant(s) to cease marketing, offering for sale or importing applicable infringing products into applicable jurisdiction(s).
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
The Guarantee is secured by a cash deposit at the contracting bank totaling $10,718,000, which is classified as restricted cash in the June 30, 2015 balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the consolidated statement of operations.
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

During the six months ended June 30, 2015, a federal court decided that a lawsuit initiated in 2013 was exceptional. The respective operating subsidiaries have taken steps to challenge the amounts requested including the filing of a notice of appeal. Operating expenses for the six months ended June 30, 2015 included an expense for this matter totaling $426,000.

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

6. STOCKHOLDERS’ EQUITY

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid quarterly cash dividends totaling $12,749,000 and $12,513,000 during the six months ended June 30, 2015 and 2014, respectively. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

7. SUBSEQUENT EVENTS

On July 23, 2015, Acacia announced that its Board of Directors approved a quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on August 31, 2015 to stockholders of record at close of business on August 5, 2015. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Not Yet Adopted.

In June 2014, the Financial Accounting Standards Board (the "FASB") issued a new accounting standard which requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. Management is currently evaluating the impact the pronouncement will have on the Company's consolidated financial statements and related disclosures.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue.  Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  On April 1, 2015, the FASB voted to propose a one-year deferral to the effective date, but to permit entities to adopt one year earlier if they choose (i.e., the original effective date). Management is currently evaluating the impact the pronouncement will have on the Company's consolidated financial statements and related disclosures.

In August 2014, the FASB issued a new accounting standard which requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. Management is currently evaluating the impact the pronouncement will have on the Company's consolidated financial statements and related disclosures.

In April 2015, the FASB issued an accounting standard update to simplify the presentation of debt issuance costs. The amendments in this accounting standard update require debt issuance costs be presented on the balance sheet as a direct reduction from the carrying amount of the related debt liability. The amendments in this accounting standard update are to be applied retrospectively and are effective for interim and annual reporting periods beginning after December 15, 2015. Management is currently evaluating the impact the pronouncement will have on our consolidated financial statements and related disclosures.

9. GOODWILL

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors considered important, which could trigger an impairment review, include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of the assets or the strategy for Acacia's overall business;

•	significant negative industry or economic trends;

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

•	significant decline in the Company's stock price for a sustained period.

The Company considers its market capitalization and other valuation techniques as applicable, and the carrying value of its assets and liabilities, including goodwill, when performing goodwill impairment tests. When conducting annual and interim goodwill impairment assessments, the Company initially performs a qualitative evaluation (considering factors described above as applicable) of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of Acacia's reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, then the Company is required to determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.

As of June 30, 2015, the Company assessed the impact of the recent downward volatility in the Company's stock price and concluded that the decline constituted a triggering event requiring an interim goodwill impairment test pursuant to ASC Topic 350, "Intangibles-Goodwill and Other." The Company conducted the first step of the goodwill impairment test described above for its single reporting unit as of June 30, 2015. The fair value of the reporting unit exceeded its carrying value as of June 30, 2015, and therefore goodwill was determined to not be impaired as of June 30, 2015.

Fair value was estimated using the “Income Approach,” as described by ASC 820, “Fair Value Measurements and Disclosures,” focusing on the estimated future income-producing capability of the Company's assets, principally its patent portfolios, to determine the present value of the estimated future net economic benefit (cash receipts less cash outlays). The

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approach included estimates of after-tax cash flows attributable to the Company's aggregate assets and converting these after-tax cash flows to present value through “discounting.” The discounting process contemplated an estimated rate of return that accounts for both the time value of money and investment risk factors. The cash inflows considered were comprised of an estimate of revenues from future licensing. Estimated cash outflows were based on estimated contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated revenues, in addition to other estimates of out-of-pocket expenses associated with licensing and enforcement and ongoing operations. Net cash flows also considered utilization of the Company's applicable tax assets, including net operating loss carryforwards, subject to applicable limitations on use.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,475 license agreements executed to date, across 184 patent licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. To date, we have generated gross licensing revenue of approximately $1.2 billion, and have returned more than $694 million to our patent partners.

Executive Summary

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

Our operating activities have been principally focused on the continued investment in and development of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs and the commencement of new patent licensing and enforcement programs. In addition, we continued our focus on business development, including the continued investment in existing portfolios during the 2015 period and in new high quality patent portfolios during the 2014 period by certain of our operating subsidiaries, and the continued pursuit of additional opportunities to partner with patent owners or invest in new patent portfolios and continue our industry leading patent licensing and enforcement activities.

For the three months ended June 30, 2015, we reported revenues of $40.3 million from 20 new revenue agreements covering 18 different licensing programs, including one licensing program generating initial revenues in the quarter. Cash and investments (including restricted cash) totaled $166.9 million as of June 30, 2015 as compared to $193.0 million as of December 31, 2014.

During the three months ended June 30, 2015, we made patent related investment payments to patent owners, with whom we partnered for the licensing of their patented technologies, totaling $1.8 million.

Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues (in thousands)	$40,336	$50,076	$74,546	$62,654
New agreements executed	20	15	43	35
Licensing and enforcement programs generating revenues	18	16	25	31
Licensing and enforcement programs with initial revenues	1	4	3	7
New patent portfolios	—	1	—	4

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

As of Date:	Trailing Twelve -Month Revenues	% Change

June 30, 2015	$142,768	(6)%
March 31, 2015	$152,508	17%
December 31, 2014	$130,876	14%
September 30, 2014	$114,911	23%
June 30, 2014	$93,239	—%

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

Revenues for the six months ended June 30, 2015 included fees from the following technology licensing and enforcement programs:

•	360 Degree View technology(1)(2)	•	Location Based Services technology
•	3G & 4G Cellular Air Interface and Infrastructure technology	•	Messaging technology
•	4G Wireless technology	•	Oil and Gas Production technology
•	Audio Communications Fraud Detection technology	•	Online Auction Guarantee technology
•	Automotive Safety, Navigation and Diagnostics technology	•	Optimized Microprocessor Operation technology
•	Broadband Communications technology	•	Reflective and Radiant Barrier Insulation technology
•	Cardiology and Vascular Device technology	•	Semiconductor Testing technology(2)
•	DisplayPort and MIPI DSI technology(2)	•	Speech codes used in wireless and wireline systems
•	Electronic Access Control technology	•	Super Resolutions Microscopy technology
•	Gas Modulation Control Systems technology	•	Surgical Access technology
•	Innovative Display technology	•	Suture Anchors technology
•	Intercarrier SMS technology	•	Telematics technology
•	Interstitial and Pop-Up Internet Advertising technology
_________________________________________

(1)	Initial revenues recognized during the three months ended June 30, 2015
(2)	Initial revenues recognized during the six months ended June 30, 2015

Revenues for the six months ended June 30, 2014 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Wireless Patents technology	•	Online Auction Guarantee technology
•	4G Wireless technology	•	Online Gaming technology
•	Audio Communications Fraud Detection technology	•	Online Newsletters with Links technology
•	Broadband Communications technology	•	Radio Frequency Modulation technology(1)(2)
•	Computer-Aided Design technology(1)	•	Reflective and Radiant Barrier Insulation technology
•	Core Fiber Optic Network Architectures technology	•	Semiconductor Packaging technology
•	DMT technology	•	Software Activation technology
•	Electronic Access Control technology(1)	•	Speech codes used in wireless and wireline systems technology(1)(2)
•	Gas Modulation Control Systems technology	•	Super Resolutions Microscopy technology(1)
•	Improved Lighting technology	•	Suture Anchors technology
•	Innovative Display technology(1)(2)	•	Telematics technology
•	Interstitial and Pop-Up Internet Advertising technology	•	Video Analytics for Security technology
•	Location Based Services technology	•	Wireless Data Synchronization & Data Transfer technology
•	Messaging technology	•	Wireless Location Based Services technology
•	Mobile Computer Synchronization technology	•	Wireless Monitoring technology
•	Multi-Display Content Delivery and Data Aggregation technology(1)(2)
__________________________________________

(1)	Initial revenues recognized during the three months ended June 30, 2014
(2)	Initial revenues recognized during the six months ended June 30, 2014

Summary of Results of Operations - Overview
For the Three and Six Months Ended June 30, 2015 and 2014
(In thousands, except percentage change values)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2015	2014	Change	2015	2014	Change

Revenues	$40,336	$50,076	(19)%	$74,546	$62,654	19%
Operating costs and expenses	39,336	58,307	(33)%	87,156	96,936	(10)%
Operating income (loss)	1,000	(8,231)	(112)%	(12,610)	(34,282)	(63)%
Income (loss) before provision for income taxes	896	(8,427)	(111)%	(12,486)	(34,369)	(64)%
Provision for income taxes	(119)	(4,689)	(97)%	(289)	(3,317)	(91)%
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(4,463)	167	*	(4,041)	316	*
Net loss attributable to Acacia Research Corporation	(3,686)	(12,949)	(72)%	(16,816)	(37,370)	(55)%
*Percentage change in excess of 300%

Overview - Three months ended June 30, 2015 compared with the three months ended June 30, 2014

•
Revenues decreased $9.7 million, or 19%, to $40.3 million, as compared to $50.1 million in the comparable prior year quarter, due primarily to a decrease in the average revenue per agreement, partially offset by an increase in the number of agreements executed.

•
Income before income taxes was $896,000 for the three months ended June 30, 2015, as compared to a loss before income taxes of $8.4 million for the three months ended June 30, 2014. The change was due primarily to a 62% decrease in inventor royalties and contingent legal fees and a 20% decrease in other operating expenses as described below, which was partially offset by the 19% decrease in revenues described above.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $11.0 million, or 62%, compared to the 19% decrease in related revenues for the same periods, due primarily to a greater percentage of revenues generated in the second quarter of 2015 having lower inventor royalty obligations, due to an increase in upfront advance recovery related preferred returns, as compared to the portfolios generating revenues in the prior year quarter.

•
Litigation and licensing expenses-patents decreased $1.8 million, or 17%, to $9.0 million, due primarily to a decrease in patent prosecution, litigation support and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

•
Amortization of patents decreased $2.3 million, or 15%, to $13.2 million, due primarily to a decrease in accelerated amortization related to patent portfolio dispositions totaling $2.7 million and a decrease in scheduled amortization of $343,000. The decrease was partially offset by a $1.0 million increase in scheduled amortization for patent investments made since the end of the prior year period.

•
Marketing, general and administrative expenses decreased $3.6 million, or 27%, to $9.6 million, due primarily to a net decrease in non-cash stock compensation charges, a decrease in variable performance-based compensation costs and a decrease in other corporate, general and administrative costs.

•
The effective tax rates for the three months ended June 30, 2015 and 2014 were 13% and 56%, respectively. Tax expense for the periods presented primarily reflects the impact of foreign withholding taxes related to revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

Overview - Six months ended June 30, 2015 compared with the six months ended June 30, 2014

•	Revenues increased $11.9 million, or 19%, to $74.5 million, as compared to $62.7 million in the comparable prior year period, due primarily to an increase in the total number of agreements executed.

•
Loss before income taxes decreased 64%, to $12.5 million, as compared to $34.4 million in the comparable prior year period, due primarily to a 19% increase in revenues, a 12% decrease in patent amortization expense, a 19% decrease in marketing, general and administrative expenses, and an 11% decrease in litigation and licensing expenses - patents.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, increased $637,000, or 3%, as compared to the 19% increase in related revenues for the same periods, due primarily to a greater percentage of revenues generated during the six months ended June 30, 2015 having lower inventor royalty obligations, due to an increase in upfront advance recovery related preferred returns, as compared to the portfolios generating revenues during the six months ended June 30, 2014.

•
Litigation and licensing expenses-patents decreased $2.1 million, or 11%, to $17.7 million, due primarily to a decrease in patent prosecution and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

•
Amortization of patents decreased $3.7 million, or 12%, to $26.3 million, due primarily to a decrease in patent impairment charges totaling $2.6 million and a decrease in accelerated amortization related to patent portfolio dispositions totaling $2.7 million, which was partially offset by an increase in scheduled amortization expense for patent portfolio investments made since the end of the prior year period totaling $1.9 million.

•
Marketing, general and administrative expenses decreased $4.7 million, or 19%, to $20.2 million, due primarily to a net decrease in non-cash stock compensation charges, a decrease in variable performance-based compensation costs and a decrease in other corporate, general and administrative costs.

•
The effective tax rates for the six months ended June 30, 2015 and 2014 were 2% and 10%, respectively. Tax expense for the periods presented primarily reflects the impact of foreign withholding taxes related to revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on patent portfolio partnering / intake opportunities identified and/or closed by our operating subsidiaries on an annual basis. During the six months ended June 30, 2015, we made additional investments in existing patent portfolios added in prior periods, with no new portfolios added during the six month 2015 period. In July 2015, we added two additional patent portfolios, one of the portfolios pertaining to technology in the energy vertical and the other portfolio relating to the improved operation of e-commerce server farms.

Refer to “Liquidity and Capital Resources” below for information regarding the impact on the consolidated financial statements of upfront advances and milestone payments made in connection with patent partnering and investment activities during the periods presented.

Consistent with our strategic shift towards working with a smaller number of high quality portfolios, we continue to identify numerous opportunities in our patent portfolio intake pipeline to assess and analyze potential opportunities to invest in high quality patent portfolios in the technology, automotive and energy verticals. Future patent portfolio intake arrangements will continue to expand and diversify our future revenue generating opportunities. Our operating subsidiaries are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

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

•
Our patented technologies and enforcement actions are complex and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents. Moreover, such appeals may not be successful;

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

Goodwill Impairment Testing

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors we consider important, which could trigger an impairment review, include the following:

•	significant decline in our stock price for a sustained period;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments.

We consider our market capitalization and other valuation techniques as applicable, and the carrying value of our assets and liabilities, including goodwill, when performing goodwill impairment tests. When conducting our annual and interim goodwill impairment assessments, we initially perform a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we then apply a two-step impairment test. The two-step impairment test first compares the fair value of our reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, we are required to determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations.

We assessed the impact of the recent downward volatility in our stock price and concluded that the decline constitutes a triggering event requiring an interim goodwill impairment test pursuant to ASC Topic 350, "Intangibles-Goodwill and Other." We conducted the first step of the goodwill impairment test for our single reporting unit as of June 30, 2015. The fair value of the reporting unit exceeded its carrying value as of June 30, 2015, and therefore, goodwill was determined to not be impaired as of June 30, 2015.

Fair value was estimated using the “Income Approach,” as described by ASC 820, “Fair Value Measurements and Disclosures,” focusing on the estimated future income-producing capability of our company's assets, principally our patent portfolios. The underlying premise of this approach is that the value of the company can be measured by the present value of the estimated future net economic benefit (cash receipts less cash outlays). The approach contemplates estimates of after-tax cash flows attributable to the company's aggregate assets and converting these after-tax cash flows to present value through “discounting.” The discounting process contemplates an estimated rate of return that accounts for both the time value of money and investment risk factors. The cash inflows considered were comprised of an estimate of revenues to be generated from future licensing. Estimated cash outflows were based on estimated contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated revenues, in addition to other estimates of out-of-pocket expenses associated with licensing and enforcement and ongoing operations. Net cash flows also considered utilization of our applicable tax assets, including net operating loss carryforwards, subject to applicable limitations on use.

As described above, in assessing the recoverability of goodwill, significant judgment is required in connection with estimates of fair values, estimates of the amount and timing of future cash inflows and outflows, time and risk related discount factors and estimates of other factors that are used to determine the fair value of the company. These estimates and judgments may change in future periods based on new facts and circumstances. For example, significant declines in our estimates of revenues due to future adverse litigation or trial outcomes, adverse rulings by the courts or other regulatory bodies that increase the complexity of patent law and the litigation process, or increases in costs associated with our current or future licensing and enforcement programs, could have a material impact on our estimates of fair value in connection with future interim or annual impairment tests. If these estimates or related projections result in material reductions to our estimates of fair value in future periods, future intangible asset and/or goodwill impairment tests may result in material impairment charges to earnings. At June 30, 2015, the goodwill balance totaled $30.1 million.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Revenues and Pretax Net Income (Loss)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Revenues (in thousands, except percentage change values)	$40,336	$50,076	$(9,740)	(19)%	$74,546	$62,654	$11,892	19%
New agreements executed	20	15			43	35
Average revenue per agreement (in thousands)	$2,017	$3,338			$1,734	$1,790

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2015 vs. 2014	2015 vs. 2014
	(in thousands)
Change in number of agreements executed	$16,692	$14,321
Decrease in average revenue per agreement executed	(26,432)	(2,429)
Total change in revenues	$(9,740)	$11,892

One licensee individually accounted for 74% of revenues recognized during the three months ended June 30, 2015, and two licensees accounted for 40% and 27% of revenues recognized during the six months ended June 30, 2015. Two licensees individually accounted for 58% and 14% of revenues recognized during the three months ended June 30, 2014, and two licensees accounted for 46% and 11% of revenues recognized during the six months ended June 30, 2014.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentage change values)
Income (loss) before provision for income taxes	$896	$(8,427)	$9,323	(111)%	$(12,486)	$(34,369)	$21,883	(64)%

A reconciliation of the change in pretax income (loss) for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 vs. 2014%		2015 vs. 2014%
	(in thousands, except percentage values)
(Decrease) increase in revenues	$(9,740)	(104)%	$11,892	54%
Decrease (increase) in inventor royalties and contingent legal fees combined	10,994	118%	(637)	(3)%
Decrease in marketing, general and administrative expenses	3,594	39%	4,712	22%
Decrease in litigation and licensing expenses	1,808	19%	2,127	10%
Decrease in patent amortization expenses	2,304	25%	3,738	17%
Other	363	4%	51	—%
Total change in income (loss) before provision for income taxes	$9,323	100%	$21,883	100%

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentage change values)

Inventor royalties	$1,265	$10,694	$(9,429)	(88)%	$10,590	$11,645	$(1,055)	(9)%
Contingent legal fees	5,512	7,077	(1,565)	(22)%	10,296	8,604	1,692	20%

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

	Three Months Ended June 30,	%	Six Months Ended June 30,	%
	2015 vs. 2014		2015 vs. 2014
Inventor Royalties:
Increase (decrease) in total revenues	$(2,433)	26%	$2,904	(275)%
Decrease in inventor royalty rates due to upfront advance recovery related preferred returns	(7,942)	84%	(6,571)	623%
Decrease in revenues without inventor royalty obligations	946	(10)%	2,612	(248)%
Total change in inventor royalties expense	$(9,429)	100%	$(1,055)	100%

Contingent Legal Fees:
Increase (decrease) in total revenues	$(1,482)	95%	$1,637	97%
Increase (decrease) in contingent legal fee rates	(623)	40%	254	15%
(Increase) decrease in revenues without contingent legal fee obligations	540	(35)%	(199)	(12)%
Total change in contingent legal fees expense	$(1,565)	100%	$1,692	100%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$9,012	$10,820	$(1,808)	(17)%	$17,687	$19,814	$(2,127)	(11)%
Amortization of patents	13,228	15,532	$(2,304)	(15)%	26,266	30,004	$(3,738)	(12)%
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

Litigation and licensing expenses-patents decreased due to a net decrease in patent prosecution, litigation support and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following (in thousands, except percentage values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 vs. 2014%		2015 vs. 2014%

Amortization of patent portfolio investments made since the end of the prior year	$1,005	(44)%	$1,940	(52)%
Decrease in accelerated amortization related to patent portfolio sales	(2,702)	117%	(2,702)	72%
Patent portfolio impairment charges	—	—%	(2,565)	69%
Scheduled amortization related to patent portfolios owned or controlled as of the end of the prior year	(343)	15%	(99)	3%
Accelerated amortization related to recovery of upfront advances	(264)	12%	(312)	8%
Total change in patent amortization expense	$(2,304)	100%	$(3,738)	100%

Included in amortization of patents for the six months ended June 30, 2014 was accelerated amortization related to the partial write-down of a patent portfolio, due to a reduction in expected estimated future net cash flows, totaling $2.6 million.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2015	2014	$	%	2015	2014	$	%

Marketing, general and administrative expenses	$6,410	$7,878	$(1,468)	(19)%	$13,738	$14,806	$(1,068)	(7)%
Non-cash stock compensation expense	3,177	5,303	(2,126)	(40)%	6,424	10,068	(3,644)	(36)%
Total marketing, general and administrative expenses	$9,587	$13,181	$(3,594)	(27)%	$20,162	$24,874	$(4,712)	(19)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 vs. 2014%		2015 vs. 2014%

Personnel costs	$195	(5)%	$392	(8)%
Variable performance-based compensation costs	(703)	20%	(228)	5%
Corporate, general and administrative costs	(670)	19%	(419)	9%
Non-cash stock compensation expense	(2,126)	59%	(3,644)	77%
Non-recurring employee severance costs	(290)	7%	(813)	16%
Total change in marketing, general and administrative expenses	$(3,594)	100%	$(4,712)	100%

Other Operating Expenses

During the six months ended June 30, 2015, a federal court decided that a lawsuit initiated in 2013 was exceptional. The respective operating subsidiary has taken steps to challenge the amounts requested including the filing of a notice of appeal. Operating expenses for the six months ended June 30, 2015 included an expense for this matter totaling $426,000.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Provision for income taxes (in thousands)	$(119)	$(4,689)	$(289)	$(3,317)
Effective tax rate	13%	56%	2%	10%

Provision for Income Taxes. Tax expense for the three and six months ended June 30, 2015 and 2014 reflects the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities and proceeds from previous equity financings.

Our management believes that our cash and cash equivalent balances, investments and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least August 2016 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2015.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand, excluding restricted cash balances, totaled $156.2 million at June 30, 2015, compared to $193.0 million at December 31, 2014.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended June 30,
	2015	2014

Net cash provided by (used in):
Operating activities (including restricted cash reclassification totaling $10,718)	$(6,445)	$(639)
Investing activities	2,874	33,189
Financing activities	(11,811)	(13,195)

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2015 increased 35%, to $57.2 million, as compared to $42.2 million in the comparable 2014 period, primarily reflecting the net increase in revenues for the same periods, as discussed above. Cash outflows from operations (excluding restricted cash) for the six months ended June 30, 2015 increased 23%, to $52.9 million, as compared to $42.8 million in the comparable 2014 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in the amount of $10.7 million, in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee is secured by a cash deposit at the contracting bank totaling $10.7 million, which is classified as restricted cash in the June 30, 2015 balance sheet. See below for additional information.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014

Purchases of property and equipment	$(8)	$(97)
Available-for-sale investments, net	21,549	55,382
Investments in patents/ patent rights	(18,667)	(22,096)
Net cash provided by investing activities	$2,874	$33,189
Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2015	2014

Dividends paid to stockholders	$(12,749)	$(12,513)
Distributions to noncontrolling interests in operating subsidiary	—	(867)
Proceeds from exercises of stock options	938	185
Net cash used in financing activities	$(11,811)	$(13,195)

In April 2013, our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid cash dividends totaling $12.7 million and $12.5 million during the six months ended June 30, 2015 and 2014, respectively.

Working Capital

Working capital (including restricted cash) at June 30, 2015 increased to $179.0 million, compared to $172.8 million at December 31, 2014. Consolidated accounts receivable from licensees increased to $37.6 million at June 30, 2015, compared to $20.2 million at December 31, 2014. Consolidated royalties and contingent legal fees payable increased to $20.2 million at June 30, 2015, compared to $14.4 million at December 31, 2014.

The majority of accounts receivable from licensees at June 30, 2015 were collected or scheduled to be collected in the third quarter of 2015, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the third or fourth quarter of 2015, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2015.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of June 30, 2015 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$7,298	$699	$3,151	$3,281	$167

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
The Guarantee is secured by a cash deposit at the contracting bank totaling $10.7 million, which is classified as restricted cash in the June 30, 2015 balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.
Uncertain Tax Positions.  At June 30, 2015, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of June 30, 2015. If recognized, approximately $2.1 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

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

At June 30, 2015, our short-term investments were comprised of AAA-rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA-rated, U.S. government securities.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date:     August 10, 2015

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