Form 10-Q
period 2015-09-30
ACACIA RESEARCH CORP
filed 2015-11-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
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
(Address of principal executive offices, Zip Code)

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

As of November 5, 2015, 50,736,407 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$157,775	$134,466
Restricted cash	10,721	—
Short-term investments	—	58,558
Accounts receivable	12,757	20,168
Deferred income taxes	1,161	1,161
Prepaid expenses and other current assets	4,926	4,355
Total current assets	187,340	218,708
Property and equipment, net of accumulated depreciation and amortization	319	500
Patents, net of accumulated amortization	249,486	286,636
Goodwill	30,149	30,149
Other assets	353	355
	$467,647	$536,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,477	$14,860
Accrued patent investment costs	—	16,700
Royalties and contingent legal fees payable	9,243	14,351
Total current liabilities	26,720	45,911
Deferred income taxes	1,161	1,161
Other liabilities	291	228
Total liabilities	28,172	47,300
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,750,245 and 50,065,382 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	51	50
Treasury stock, at cost, 1,729,408 shares as of September 30, 2015 and December 31, 2014	(34,640)	(34,640)
Additional paid-in capital	637,029	646,595
Accumulated comprehensive loss	(233)	(353)
Accumulated deficit	(172,221)	(128,095)
Total Acacia Research Corporation stockholders’ equity	429,986	483,557
Noncontrolling interests in operating subsidiaries	9,489	5,491
Total stockholders’ equity	439,475	489,048
	$467,647	$536,348

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$12,994	$37,192	$87,540	$99,846
Operating costs and expenses:
Cost of revenues:
Inventor royalties	116	4,667	10,706	16,312
Contingent legal fees	1,972	7,663	12,268	16,267
Litigation and licensing expenses - patents	10,345	9,592	28,032	29,406
Amortization of patents	13,688	13,511	39,954	43,515
General and administrative expenses (including non-cash stock compensation expense of $2,164 and $8,588 for the three and nine months ended September 30, 2015 and $3,954 and $14,022 for the three and nine months ended September 30, 2014, respectively)	9,442	11,636	29,604	36,510
Research, consulting and other expenses - business development	802	1,208	2,531	3,203
Other	3,465	1,548	3,891	1,548
Total operating costs and expenses	39,830	49,825	126,986	146,761
Operating loss	(26,836)	(12,633)	(39,446)	(46,915)

Total interest and other investment loss, net	(180)	(57)	(56)	(144)
Loss before provision for income taxes	(27,016)	(12,690)	(39,502)	(47,059)
Provision for income taxes	(337)	(145)	(626)	(3,462)
Loss including noncontrolling interests in operating subsidiaries	(27,353)	(12,835)	(40,128)	(50,521)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	43	420	(3,998)	736
Net loss attributable to Acacia Research Corporation	$(27,310)	$(12,415)	$(44,126)	$(49,785)

Net loss attributable to common stockholders - basic and diluted	$(27,450)	$(12,575)	$(44,691)	$(50,356)

Basic and diluted loss per common share	$(0.55)	$(0.26)	$(0.90)	$(1.04)

Weighted average number of shares outstanding - basic and diluted	49,630,369	48,806,334	49,423,548	48,561,428

Cash dividends declared per common share	$0.125	$0.125	$0.375	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net loss including noncontrolling interests in operating subsidiaries	$(27,353)	$(12,835)	$(40,128)	$(50,521)
Other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax of $0	(94)	(347)	(356)	(1,196)
Unrealized loss on foreign currency translation, net of tax of $0	—	—	(141)	—
Reclassification adjustment for losses included in net loss	274	350	617	1,362
Total other comprehensive loss	(27,173)	(12,832)	(40,008)	(50,355)
Comprehensive (income) loss attributable to noncontrolling interests	43	420	(3,998)	736
Comprehensive loss attributable to Acacia Research Corporation	$(27,130)	$(12,412)	$(44,006)	$(49,619)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(40,128)	$(50,521)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	40,129	43,753
Non-cash stock compensation	8,588	14,022
Other	(127)	(24)

Changes in assets and liabilities:
Restricted cash	(10,721)	—
Accounts receivable	7,411	(6,361)
Prepaid expenses and other assets	(569)	1,719
Accounts payable and accrued expenses	2,680	5,503
Royalties and contingent legal fees payable	(5,108)	7,330
Deferred taxes, net	—	(1,531)

Net cash provided by operating activities	2,155	13,890

Cash flows from investing activities:
Purchases of available-for-sale investments	(23,296)	(76,130)
Maturities and sales of available-for-sale investments	82,115	133,878
Investments in patents/ patent rights	(19,504)	(24,518)
Purchases of property and equipment	(8)	(106)

Net cash provided by investing activities	39,307	33,124

Cash flows from financing activities:
Dividends paid to stockholders	(19,091)	(18,773)
Distributions to noncontrolling interests in operating subsidiary	—	(867)
Proceeds from exercises of stock options	938	198

Net cash used in financing activities	(18,153)	(19,442)

Increase in cash and cash equivalents	23,309	27,572

Cash and cash equivalents, beginning	134,466	126,685

Cash and cash equivalents, ending	$157,775	$154,257

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$—	$2,000

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

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity in the consolidated statements of financial position for the applicable periods presented. Consolidated net loss is adjusted to include the net (income) loss attributed to noncontrolling interests in the consolidated statements of operations. Refer to the accompanying consolidated financial statements for total noncontrolling interests, net (income) loss attributable to noncontrolling interests and contributions from and distributions to noncontrolling interests, for the applicable periods presented.

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

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2015, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

For the periods presented herein, the majority of the revenue agreements executed by the Company provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by Acacia's operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. Three licensees individually accounted for 54%, 15% and 13% of revenues recognized during the three months ended September 30, 2015, and two licensees accounted for 34% and 23% of revenues recognized during the nine months ended September 30, 2015. Three licensees individually accounted for 43%, 30% and 12% of revenues recognized during the three months ended September 30, 2014, and three licensees accounted for 29%, 18% and 11% of revenues recognized during the nine months ended September 30, 2014. For the three and nine months ended September 30, 2015, 5% and 34%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and nine months ended September 30, 2014, 20% and 49%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations.

Three licensees individually represented approximately 55%, 16% and 15% of accounts receivable at September 30, 2015. Three licensees individually represented approximately 30%, 17% and 15% of accounts receivable at December 31, 2014.

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

Investments in Marketable Securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. As of September 30, 2015, the balance of short term investments was zero. As of December 31, 2014, all of Acacia’s short term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest income.

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	December 31, 2014
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$58,819	$2	$(263)	$58,558
Total short-term investments	$58,819	$2	$(263)	$58,558

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company's effective tax rates were 1% and 2% for the three and nine months ended September 30, 2015, respectively, and 1% and 7% for the three and nine months ended September 30, 2014, respectively. The effective rates for the periods presented primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator (in thousands):
Basic and Diluted
Net loss	$(27,310)	$(12,415)	$(44,126)	$(49,785)
Total dividends declared / paid	(6,342)	(6,260)	(19,091)	(18,773)
Dividends attributable to common stockholders	6,202	6,100	18,526	18,202
Net loss attributable to common stockholders – basic and diluted	$(27,450)	$(12,575)	$(44,691)	$(50,356)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	49,630,369	48,806,334	49,423,548	48,561,428

Basic and diluted net loss per common share	$(0.55)	$(0.26)	$(0.90)	$(1.04)

Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share were immaterial for the applicable periods presented.

4.  PATENTS

Acacia’s only identifiable intangible assets at September 30, 2015 and December 31, 2014 are patents and patent rights.  Patent-related accumulated amortization totaled $206,519,000 and $166,565,000 as of September 30, 2015 and December 31, 2014, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to nine years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately six years.  The following table presents the scheduled annual aggregate amortization expense as of September 30, 2015 (in thousands):

For the years ending December 31,
Remainder of 2015	$12,732
2016	49,880
2017	48,870
2018	44,614
2019	38,981
Thereafter	54,409
$249,486

For the nine months ended September 30, 2015 and 2014, Acacia paid patent related investment costs, including up-front patent portfolio advances and previously accrued milestone payments related to patent related investments made in prior periods, totaling $19,504,000 and $24,518,000, respectively.  The underlying patents have estimated economic useful lives of approximately two to ten years.

During the nine months ended September 30, 2014, certain Acacia operating subsidiaries elected to sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $2,702,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Proceeds from the sale of patents and the related gain on sale for the nine months ended September 30, 2014 were $3,500,000 and $833,000, respectively. Included in amortization of patents for the nine months ended September 30, 2015 and 2014, was accelerated amortization related to the full or partial write-down of patent portfolios, due primarily to a reduction in expected estimated future net cash flows, totaling $258,000 and $2,565,000, respectively.

5.  COMMITMENTS AND CONTINGENCIES
Bank Guarantee
In March 2015, an operating subsidiary of Acacia entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank in the amount of $10,721,000, for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. An injunction is an equitable remedy in the form of a court order that compels the defendant(s) to cease marketing, offering for sale or importing applicable infringing products into applicable jurisdiction(s).
Under German law, in order to enforce the injunction granted by the court, a Guarantee is required to be furnished by the operating subsidiary, the plaintiff in the case, for potential payment to the defendants of any applicable claims which may be incurred by the defendants as a result of the enforcement of the injunction, only in the event that the aforementioned court ruling is subsequently successfully appealed by the defendants or otherwise amended. The Guarantee is required to be issued unlimited with respect to time, until appropriately extinguished in accordance with German law. The Guarantee will be extinguished when a relevant extinguishment order by the court having jurisdiction takes effect, typically occurring when the related infringement case has been settled or a final non-appealable decision has been issued by the court.
The Guarantee is secured by a cash deposit at the contracting bank totaling $10,721,000, which is classified as restricted cash in the September 30, 2015 balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the consolidated statement of operations.
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

For the nine months ended September 30, 2015 and 2014, other operating expenses were $3,891,000 and $1,548,000, respectively. Third quarter 2015 operating expenses included expense accruals for court ordered attorney fees related to a matter initiated in 2010, and settlement and contingency accruals for other matters. Third quarter 2014 operating expenses included an expense accrual for court ordered attorney fees related to matters initiated in 2010 and 2011.

Other
Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.

6. STOCKHOLDERS’ EQUITY

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid quarterly cash dividends totaling $19,091,000 and

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

$18,773,000 during the nine months ended September 30, 2015 and 2014, respectively. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

7. SUBSEQUENT EVENTS

On October 22, 2015, Acacia announced that its Board of Directors approved a quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on November 30, 2015 to stockholders of record at close of business on November 6, 2015. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of the Company’s Board of Directors.

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

In September 2015, the FASB issued an accounting standard update to simplify the accounting for measurement-period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. The new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Management is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

9. GOODWILL

At June 30, 2015 and September 30, 2015, the goodwill balance totaled $30.1 million. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors considered important, which could trigger an impairment review, include the following:

•	significant other-than-temporary decline in the Company's stock price for a sustained period;

•	significant underperformance relative to expected historical or projected future operating results;

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

•	significant changes in the manner of use of assets or the strategy for the Company's overall business;

•	significant negative industry or economic trends; and

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments.

The Company considers its market capitalization and other valuation techniques, as applicable, when estimating fair value for goodwill impairment tests. When conducting annual and interim goodwill impairment assessments, the Company initially performs a qualitative evaluation (considering factors described above as applicable) of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, a two-step impairment test is applied. The two-step impairment test first compares the estimated fair value of the Company's single reporting unit to its carrying or book value. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and there is no requirement to perform further testing. If the carrying value of the reporting unit exceeds its estimated fair value, the Company is required to determine the estimated implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its estimated implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations.

June 30, 2015 Goodwill Impairment Assessment. At June 30, 2015, the Company assessed the impact of the recent downward volatility in the Company's stock price and concluded that the decline constituted a triggering event requiring an interim goodwill impairment test. The Company conducted the first step of the goodwill impairment test for its single reporting unit as of June 30, 2015. The estimated fair value of the reporting unit exceeded its carrying value as of June 30, 2015 by approximately 4%, utilizing the market capitalization plus cost synergies approach described below, and therefore, goodwill was determined to not be impaired as of June 30, 2015.

September 30, 2015 Goodwill Impairment Analysis Update. The Company updated the quantitative impairment assessment described above as of September 30, 2015, conducting the first step of the goodwill impairment test for the Company's single reporting unit as of September 30, 2015. The fair value of the reporting unit exceeded its carrying value as of September 30, 2015, and therefore goodwill was determined to not be impaired as of September 30, 2015.

At September 30, 2015, fair value was estimated using the Company's market capitalization as of September 30, 2015. The estimated market capitalization was determined by multiplying the Company's stock price and the common shares outstanding as of September 30, 2015, resulting in a market capitalization and fair value estimate of approximately $460.8 million. The carrying value of the Company was $439.5 million at September 30, 2015, resulting in an excess fair value estimate of $21.3 million or 5%. When considering an estimated control premium based on estimated cost synergies that could be realized by an acquirer in a hypothetical sale of the company, the estimated fair value increased to $502.8 million, resulting in an excess fair value estimate of $63.3 million or 14%.

Utilization of the Company's market capitalization in the first step of the analysis to estimate the fair value of the company for the purpose of assessing the recoverability of goodwill is significantly impacted by the stock price of the company at the measurement date. Historically, the Company's stock price has been volatile, and this volatility has continued for the periods reflected herein, ranging from $7.88 to $17.22 during the 2015 periods. In addition, subsequent to September 30, 2015, the Company's stock price volatility has continued, trending downward to $6.91, as of November 3, 2015. If the first step of the analysis was performed using the market capitalization approach as of November 3, 2015, the fair value estimate would have been approximately $350.6 million, resulting in a deficit of $88.9 million or 20% when compared to the September 30, 2015 carrying value of the company. If the first step of the analysis was performed using the market capitalization plus control premium approach on the same date, the fair value estimate would have been $392.6 million, resulting in a deficit of $46.9 million or 11% when compared to the September 30, 2015 carrying value of the company.

If this downward stock price movement since September 30, 2015 were deemed to be sustained and/or other-than-temporary, the Company may fail the first step of the goodwill impairment analysis using the market capitalization measurement approach and market capitalization plus cost synergies approach in future periods. As of the date of this report, management believes that the decline in the Company's stock price subsequent to September 30, 2015 is temporary, based on the historical volatility of the Company's stock price and management's belief that there have been no material changes to the estimates, judgments and assumptions underlying the estimates of fair value of the Company, subsequent to September 30, 2015. However, as of the filing date of this report, Acacia's operating subsidiaries have in excess of 10 patent infringement cases with a scheduled trial date in the next six months. It is difficult to predict the outcome of patent enforcement litigation at the trial level, and outcomes can be unfavorable. An unfavorable outcome in certain of the litigations scheduled to occur in the next six months could materially impact the Company's stock price (potentially resulting in an other-than-temporary-decline) and could materially reduce expected estimated future cash flows, which could materially reduce estimates of fair value in future periods. If, in future periods it is determined by the first step of the two-step impairment analysis that the carrying value

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

of the reporting unit exceeds its fair value, the Company is required to determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded in the consolidated statements of operations.

In future periods, fair value may be estimated using the “Income Approach,” focusing on the estimated future income-producing capability of the Company's assets, principally its patent portfolios. The underlying premise of this approach is that the value of the Company can be estimated by the present value of the estimated future net economic benefit (cash receipts less cash outlays). The approach contemplates estimates of after-tax cash flows attributable to the Company's aggregate assets and converting these after-tax cash flows to present value through “discounting.” The discounting process contemplates an estimated rate of return that accounts for both the time value of money and investment risk factors. The cash inflows considered are comprised of an estimate of revenues to be generated from future licensing. Estimated cash outflows are based on estimated contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated revenues, in addition to other estimates of out-of-pocket expenses associated with licensing and enforcement and ongoing operations. Net cash flows also consider utilization of applicable tax assets, including net operating loss carryforwards, subject to applicable limitations on use.

As described above, in assessing the recoverability of goodwill using a discounted cash flow analysis, significant judgments and estimates are required in connection with estimates of fair values, including estimates of the amount and timing of future cash inflows and outflows, estimates of time and risk related discount factors, estimates of costs and expenses and estimates of other factors that are used to estimate fair values of the Company. These estimates and judgments may change in future periods based on new or changing facts and circumstances. For example, significant declines in estimates of future revenues due to future adverse litigation or trial outcomes, changes in estimates of patent coverages, adverse rulings by the courts or other regulatory bodies that increase the complexity of patent law and the costs associated with the litigation process, changes in the Company's ability to invest in additional high-quality patent portfolios in future periods, changes in estimates of the Company's ability to launch new products or strategies, or other increases in costs associated with current or future licensing and enforcement programs, could have a material impact on estimates of fair value in connection with future interim or annual impairment tests. If these estimates or related projections result in material reductions to estimates of fair value in future periods, future intangible asset and/or goodwill impairment tests may result in material impairment charges to earnings.

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

General

As used in this Quarterly Report on Form 10-Q, “we,” “us” “our” and “Company” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly and majority-owned and controlled operating subsidiaries, and/or where applicable, its management. All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly and majority-owned and controlled operating subsidiaries.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,480 license agreements executed to date, across 184 patent licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. To date, we have generated gross licensing revenue of approximately $1.2 billion, and have returned more than $695 million to our patent partners.

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

Our operating activities have been principally focused on the continued pursuit of our ongoing patent licensing and enforcement programs and the commencement of new patent licensing and enforcement programs. In addition, we continued our focus on business development, including the continued investment in new patent portfolios during the periods presented by certain of our operating subsidiaries, and the continued pursuit of additional opportunities to partner with patent owners or invest in new patent portfolios and continue our industry leading patent licensing and enforcement activities.

For the three months ended September 30, 2015, we reported revenues of $13.0 million from 8 new revenue agreements covering 13 different licensing programs. Cash and investments (including restricted cash of $10.7 million) totaled $168.5 million as of September 30, 2015, as compared to $193.0 million as of December 31, 2014.

During the three months ended September 30, 2015, we made patent related investment payments to patent owners, with whom we partnered for the licensing of their patented technologies, totaling $837,000.

Operating activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues (in thousands)	$12,994	$37,192	$87,540	$99,846
New agreements executed	8	20	51	55
Licensing and enforcement programs generating revenues	13	20	28	37
Licensing and enforcement programs with initial revenues	—	3	3	10
New patent portfolios	2	—	2	4

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

As of Date:	Trailing Twelve -Month Revenues	% Change

September 30, 2015	$118,570	(17)%
June 30, 2015	$142,768	(6)%
March 31, 2015	$152,508	17%
December 31, 2014	$130,876	14%
September 30, 2014	$114,911	—%

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

•
the number of, timing, results and uncertainties associated with patent licensing negotiations, mediations, patent infringement actions, trial dates, trials and other enforcement proceedings relating to our patent licensing and enforcement programs;

•	the relative maturity of licensing programs during the applicable periods;

•
other external factors, including the periodic status or results of ongoing negotiations, the status or results of ongoing litigations and appeals, actual or perceived shifts in the regulatory environment, impact of unrelated patent related judicial proceedings and other macroeconomic factors; and

•
based on the relative merits and strength of our operating subsidiary’s patent infringement claims and other factors, whether or not prospective licensees have elected to settle significant patent infringement cases and pay reasonable license fees for the use of our patented technology, as those patent infringement cases approached a court determined trial date.

Management does not attempt to manage for smooth sequential periodic growth in revenues period to period, and therefore, periodic results can be uneven. Unlike most operating businesses and industries, licensing revenues not generated in a current period are not necessarily foregone but, depending on whether negotiations, litigation or both continue into subsequent periods, and depending on a number of other factors, such potential revenues may be pushed into subsequent fiscal periods. Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

We have strategically chosen to serve a smaller number of customers each having higher quality patent portfolios. High quality patent portfolios are typically associated with higher numbers of varied defensible claims, higher revenue potential, originating from high-pedigreed patent owners and/or possessing a relatively large number of prospective licensees. In this regard, commencing in the later portion of 2013 and early 2014, we have continued the shift in our focus at our point of patent intake, from quantity to quality.

We continue to identify and explore opportunities for partnering with companies in the technology and other sectors for the licensing and enforcement of their high quality patented technologies, and are also expanding our activity in international markets, both of which we expect will expand and diversify our future revenue generating opportunities.

Revenues for the nine months ended September 30, 2015 included fees from the following technology licensing and enforcement programs:

•	360 Degree View Technology(1)	•	Location Based Services technology
•	3G & 4G Cellular Air Interface and Infrastructure technology	•	Messaging technology
•	4G Wireless technology	•	Oil and Gas Production technology
•	Audio Communications Fraud Detection technology	•	Online Auction Guarantee technology
•	Automotive Safety, Navigation and Diagnostics technology	•	Optical Networking technology
•	Bone Wedge technology	•	Optimized Microprocessor Operation technology
•	Broadband Communications technology	•	Reflective and Radiant Barrier Insulation technology
•	Cardiology and Vascular Device technology	•	Semiconductor Testing technology(1)
•	DisplayPort and MIPI DSI technology(1)	•	Speech codes used in wireless and wireline systems technology
•	Electronic Access Control technology	•	Super Resolutions Microscopy technology
•	Gas Modulation Control Systems technology	•	Surgical Access technology
•	Innovative Display technology	•	Suture Anchors technology
•	Intercarrier SMS technology	•	Telematics technology
•	Interstitial and Pop-Up Internet Advertising technology	•	Unicondylar Knee Replacement technology
_________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2015

Revenues for the nine months ended September 30, 2014 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Wireless Patents	•	Online Gaming technology
•	4G Wireless technology	•	Online newsletters with links technology
•	Audio Communications Fraud Detection technology	•	Optical Networking technology
•	Broadband Communications Technology	•	Radio Frequency Modulation technology(2)
•	Computer Aided Design Tools technology	•	Reflective and Radiant Barrier Insulation technology
•	Computer-Aided Design technology(2)	•	Semiconductor Packaging technology
•	Core Fiber Optic Network Architectures technology	•	Software Activation
•	DMT technology	•	Software Technology
•	Electronic Access Control technology(2)	•	Speech codes used in wireless and wireline systems(2)
•	Gas Modulation Control Systems technology	•	Spinning and Jousting Toy Game Technology(1)(2)
•	Improved Lighting technology	•	Super Resolutions Microscopy technology(2)
•	Innovative Display technology(2)	•	Suture Anchors technology
•	Interstitial and Pop-Up Internet Advertising	•	Telematics technology
•	Location Based Services technology	•	Video Analytics for Security technology
•	Messaging technology	•	Wireless Data Synchronization & Data Transfer technology
•	Microprocessor and Memory technology(1)(2)	•	Wireless Infrastructure and User Equipment Technology(1)(2)
•	Mobile Computer Synchronization technology	•	Wireless Location Based Services technology
•	Multi-Display Content Delivery and Data Aggregation technology(2)	•	Wireless Monitoring technology
•	Online Auction Guarantee
__________________________________________

(1)	Initial revenues recognized during the three months ended September 30, 2014
(2)	Initial revenues recognized during the nine months ended September 30, 2014

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2015 and 2014
(In thousands, except percentage change values)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2015	2014	Change	2015	2014	Change

Revenues	$12,994	$37,192	(65)%	$87,540	$99,846	(12)%
Operating costs and expenses	39,830	49,825	(20)%	126,986	146,761	(13)%
Operating loss	(26,836)	(12,633)	112%	(39,446)	(46,915)	(16)%
Loss before provision for income taxes	(27,016)	(12,690)	113%	(39,502)	(47,059)	(16)%
Provision for income taxes	(337)	(145)	132%	(626)	(3,462)	(82)%
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	43	420	(90)%	(3,998)	736	*
Net loss attributable to Acacia Research Corporation	(27,310)	(12,415)	120%	(44,126)	(49,785)	(11)%
*Percentage change in excess of 300%

Overview - Three months ended September 30, 2015 compared with the three months ended September 30, 2014

•	Revenues decreased $24.2 million, or 65%, to $13.0 million, as compared to $37.2 million in the comparable prior year quarter, due primarily to a decrease in the number of agreements executed.

•
Loss before income taxes was $27.0 million for the three months ended September 30, 2015, as compared to $12.7 million for the three months ended September 30, 2014. The change was due primarily to the 65% decrease in revenues and the following fluctuations in operating costs:

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $10.2 million, or 83%, compared to the 65% decrease in related revenues for the same periods, due primarily to a greater percentage of revenues generated in the third quarter of 2015 having lower inventor royalty obligations, due to an increase in upfront advance recovery related preferred returns, as compared to the portfolios generating revenues in the prior year quarter.

•
Litigation and licensing expenses-patents increased $753,000, or 8%, to $10.3 million, due primarily to an increase in litigation support and third-party technical consulting expenses associated with upcoming trials, and ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

•
General and administrative expenses decreased $2.2 million, or 19%, to $9.4 million, due primarily to a net decrease in non-cash stock compensation and personnel costs in connection with head count reduction activities in 2015, and a decrease in variable performance-based compensation and other corporate, general and administrative costs, as described below.

•
Other operating expenses were $3.5 million as compared to $1.5 million in the comparable prior year quarter. Third quarter 2015 operating expenses included expense accruals for court ordered attorney fees related to a matter initiated in 2010, and settlement and contingency accruals for other matters.

Overview - Nine months ended September 30, 2015 compared with the nine months ended September 30, 2014

•
Revenues decreased $12.3 million, or 12%, to $87.5 million, as compared to $99.8 million in the comparable prior year period, due primarily to a decrease in the total number of agreements executed and a decrease in the average revenue per agreement.

•
Loss before income taxes was $39.5 million for the nine months ended September 30, 2015, as compared to $47.1 million for the nine months ended September 30, 2014. The change was due primarily to the net impact of the decrease in revenues and a decrease in operating expenses as follows:

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $9.6 million, or 29%, as compared to the 12% decrease in related revenues for the same periods, due primarily to a greater percentage of revenues generated during the nine months ended September 30, 2015 having lower inventor royalty obligations, due to an increase in upfront advance recovery related preferred returns, as compared to the portfolios generating revenues during the nine months ended September 30, 2014.

•
Litigation and licensing expenses-patents decreased $1.4 million, or 5%, to $28.0 million, due primarily to a decrease in patent prosecution and third-party technical consulting expenses associated with ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter.

•
Amortization of patents decreased $3.6 million, or 8%, to $40.0 million, due primarily to a decrease in patent impairment charges totaling $2.3 million, a decrease in accelerated amortization related to patent portfolio dispositions totaling $2.7 million and a decrease in accelerated amortization related to recovery of upfront advances, which was partially offset by an increase in scheduled amortization expense for patent portfolio investments made since the end of the prior year period totaling $2.8 million.

•
General and administrative expenses decreased $6.9 million, or 19%, to $29.6 million, due primarily to a net decrease in non-cash stock compensation charges, a reduction in personnel costs in connection with our 2015 head count reduction activities, and a decrease in variable performance based compensation and corporate general and administrative costs, as described below.

•
The effective tax rates for the nine months ended September 30, 2015 and 2014 were 2% and 7%, respectively. Tax expense for the periods presented primarily reflects the impact of foreign withholding taxes related to revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on patent portfolio partnering / intake opportunities identified and/or closed by our operating subsidiaries on an annual basis. During the nine months ended September 30, 2015, we made additional investments in existing patent portfolios and added two new patent portfolios, one of the portfolios pertaining to technology in the energy vertical and the other portfolio relating to the improved operation of e-commerce server farms.

Refer to “Liquidity and Capital Resources” below for information regarding the impact on the consolidated financial statements of upfront advances and milestone payments made in connection with patent partnering and investment activities during the periods presented.

Consistent with our strategic shift towards working with a smaller number of high quality portfolios, we continue to identify opportunities in our patent portfolio intake pipeline to assess and analyze potential opportunities to invest in high quality patent portfolios in the technology, automotive and energy verticals. Future patent portfolio intake arrangements will continue to expand and diversify our future revenue generating opportunities. Our operating subsidiaries are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have in excess of 10 pending patent infringement cases, each with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level since outcomes can be unfavorable. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, this may lead to a higher rate of unfavorable outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.  Please refer to Item 1A. "Risk Factors" for additional information regarding trials, patent litigation and related risks.

Litigation and Licensing Expense. We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

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

Goodwill Impairment Testing

At June 30, 2015 and September 30, 2015, the goodwill balance totaled $30.1 million. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors considered important, which could trigger an impairment review, include the following:

•	significant other-than-temporary decline in our stock price for a sustained period;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments.

We consider our market capitalization and other valuation techniques, as applicable, when estimating fair value for goodwill impairment tests. When conducting our annual and interim goodwill impairment assessments, we initially perform a qualitative evaluation (considering factors described above as applicable) of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we then apply a two-step impairment test. The two-step impairment test first compares the estimated fair value of our single reporting unit to its carrying or book value. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the reporting unit exceeds its estimated fair value, we are required to determine the estimated implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its estimated implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations.

June 30, 2015 Goodwill Impairment Assessment. At June 30, 2015, we assessed the impact of the recent downward volatility in our stock price and concluded that the decline constituted a triggering event requiring an interim goodwill impairment test. We conducted the first step of the goodwill impairment test for our single reporting unit as of June 30, 2015. The estimated fair value of the reporting unit exceeded its carrying value as of June 30, 2015 by approximately 4%, utilizing the market capitalization plus cost synergies approach described below, and therefore, goodwill was determined to not be impaired as of June 30, 2015.

September 30, 2015 Goodwill Impairment Analysis Update. We updated the quantitative impairment assessment described above as of September 30, 2015, conducting the first step of the goodwill impairment test described above for our single reporting unit as of September 30, 2015. The fair value of the reporting unit exceeded its carrying value as of September 30, 2015, and therefore goodwill was determined to not be impaired as of September 30, 2015.

At September 30, 2015, fair value was estimated using our market capitalization as of September 30, 2015. The estimated market capitalization was determined by multiplying our stock price and the common shares outstanding as of September 30, 2015, resulting in a market capitalization and fair value estimate of approximately $460.8 million. The carrying value of the Company was $439.5 million at September 30, 2015, resulting in an excess fair value estimate of $21.3 million or 5%. When considering an estimated control premium based on estimated cost synergies that could be realized by an acquirer in a hypothetical sale of the company, the estimated fair value increased to $502.8 million, resulting in an excess fair value estimate of $63.3 million or 14%.

Utilization of our market capitalization in the first step of the analysis to estimate the fair value of the Company for the purpose of assessing the recoverability of goodwill is significantly impacted by our stock price at the measurement date. Historically, our stock price has been volatile, and this volatility has continued for the periods reflected herein, ranging from $7.88 to $17.22 during the 2015 periods. In addition, subsequent to September 30, 2015, our stock price volatility has continued, trending downward to $6.91 as of November 3, 2015. If the first step of the analysis was performed using the market capitalization approach as of November 3, 2015, the fair value estimate would have been approximately $350.6 million, resulting in a deficit of $88.9 million or 20% when compared to our September 30, 2015 carrying value. If the first step of the analysis was performed using the market capitalization plus control premium approach on the same date, the fair value estimate would have been $392.6 million, resulting in a deficit of $46.9 million or 11% when compared to our September 30, 2015 carrying value.

If this downward stock price movement since September 30, 2015 were deemed to be sustained and/or other-than-temporary, we may fail the first step of the goodwill impairment analysis using the market capitalization measurement approach and market capitalization plus cost synergies approach in future periods. As of the date of this report, management believes that the decline in our stock price subsequent to September 30, 2015 is temporary, based on the historical volatility of our stock price and management's belief that there have been no material changes to the estimates, judgments and assumptions underlying our estimates of fair value of the Company, subsequent to September 30, 2015. However, as of the filing date of this report, our operating subsidiaries have in excess of 10 patent infringement cases with a scheduled trial date in the next six months (refer to our website for additional information). It is difficult to predict the outcome of patent enforcement litigation at the trial level, and outcomes can be unfavorable. An unfavorable outcome in certain of the litigations scheduled to occur in the next six months could materially impact our stock price (potentially resulting in an other-than-temporary-decline) and could materially reduce expected estimated future cash flows, which could materially reduce estimates of fair value in future periods. If, in future periods it is determined by the first step of the two-step impairment analysis that the carrying value of the reporting unit exceeds its fair value, we are required to determine the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference would be recorded in the consolidated statements of operations.

In future periods, fair value may be estimated using the “Income Approach,” focusing on the estimated future income-producing capability of our assets, principally our patent portfolios. The underlying premise of this approach is that the value of the company can be estimated by the present value of the estimated future net economic benefit (cash receipts less cash outlays). The approach contemplates estimates of after-tax cash flows attributable to the company's aggregate assets and converting these after-tax cash flows to present value through “discounting.” The discounting process contemplates an estimated rate of return that accounts for both the time value of money and investment risk factors. The cash inflows considered are comprised of an estimate of revenues to be generated from future licensing. Estimated cash outflows are based on estimated contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated revenues, in addition to other estimates of out-of-pocket expenses associated with licensing and enforcement and ongoing operations. Net cash flows also consider utilization of our applicable tax assets, including net operating loss carryforwards, subject to applicable limitations on use.

As described above, in assessing the recoverability of goodwill using a discounted cash flow analysis, significant judgments and estimates are required in connection with estimates of fair values, including estimates of the amount and timing of future cash inflows and outflows, estimates of time and risk related discount factors, estimates of costs and expenses and estimates of other factors that are used to estimate fair value. These estimates and judgments may change in future periods based on new or changing facts and circumstances. For example, significant declines in estimates of future revenues due to future adverse litigation or trial outcomes, changes in estimates of patent coverages, adverse rulings by the courts or other regulatory bodies that increase the complexity of patent law and the costs associated with the litigation process, changes in our ability to invest in additional high-quality patent portfolios in future periods, changes in estimates of our ability to launch new products or strategies, or other increases in costs associated with current or future licensing and enforcement programs, could have a material impact on estimates of fair value in connection with future interim or annual impairment tests. If these estimates or related projections result in material reductions to our estimates of fair value in future periods, future intangible asset and/or goodwill impairment tests may result in material impairment charges to earnings.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Revenues and Pretax Net Loss

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

Revenues (in thousands, except percentage change values)	$12,994	$37,192	$(24,198)	(65)%	$87,540	$99,846	$(12,306)	(12)%
New agreements executed	8	20			51	55
Average revenue per agreement (in thousands)	$1,624	$1,860			$1,716	$1,815

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015 vs. 2014	2015 vs. 2014
	(in thousands)
Change in number of agreements executed	$(22,315)	$(7,262)
Change in average revenue per agreement executed	(1,883)	(5,044)
Total change in revenues	$(24,198)	$(12,306)

Three licensees individually accounted for 54%, 15% and 13% of revenues recognized during the three months ended September 30, 2015, and two licensees accounted for 34% and 23% of revenues recognized during the nine months ended September 30, 2015. Three licensees individually accounted for 43%, 30% and 12% of revenues recognized during the three months ended September 30, 2014, and three licensees accounted for 29%, 18% and 11% of revenues recognized during the nine months ended September 30, 2014. For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentage change values)
Loss before provision for income taxes	$(27,016)	$(12,690)	$(14,326)	113%	$(39,502)	$(47,059)	$7,557	(16)%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 vs. 2014%		2015 vs. 2014%
	(in thousands, except percentage values)
Decrease in revenues	$(24,198)	169%	$(12,306)	(163)%
Decrease in inventor royalties and contingent legal fees	10,242	(71)%	9,605	127%
Decrease in general and administrative expenses	2,194	(15)%	6,906	91%
(Increase) decrease in litigation and licensing expenses	(753)	5%	1,374	18%
(Increase) decrease in patent amortization expenses	(177)	1%	3,561	47%
Other	(1,634)	11%	(1,583)	(20)%
Total change in loss before provision for income taxes	$(14,326)	100%	$7,557	100%

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentage change values)

Inventor royalties	$116	$4,667	$(4,551)	(98)%	$10,706	$16,312	$(5,606)	(34)%
Contingent legal fees	1,972	7,663	(5,691)	(74)%	12,268	16,267	(3,999)	(25)%

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

	Three Months Ended September 30,	%	Nine Months Ended September 30,	%
	2015 vs. 2014		2015 vs. 2014
Inventor Royalties:
Decrease in total revenues	$(3,621)	80%	$(2,529)	45%
Decrease in inventor royalty rates due to upfront advance recovery related preferred returns	(1,706)	37%	(6,233)	111%
Decrease in revenues without inventor royalty obligations	776	(17)%	3,156	(56)%
Total change in inventor royalties expense	$(4,551)	100%	$(5,606)	100%

Contingent Legal Fees:
Decrease in total revenues	$(4,989)	88%	$(2,059)	51%
Decrease in contingent legal fee rates	(624)	11%	(2,224)	56%
(Increase) decrease in revenues without contingent legal fee obligations	(78)	1%	284	(7)%
Total change in contingent legal fees expense	$(5,691)	100%	$(3,999)	100%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$10,345	$9,592	$753	8%	$28,032	$29,406	$(1,374)	(5)%
Amortization of patents	13,688	13,511	177	1%	39,954	43,515	(3,561)	(8)%
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

Litigation and licensing expenses-patents for the three month periods presented increased due to a net increase in patent prosecution, litigation support and third-party technical consulting expenses associated with upcoming trials and ongoing and new licensing and enforcement programs commenced since the end of the comparable prior year quarter. Litigation and licensing expenses-patents decreased slightly for the nine month periods presented. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following (in thousands, except percentage values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 vs. 2014%		2015 vs. 2014%

Amortization of patent portfolio investments since the end of the prior year period	$1,000	565%	$2,786	(78)%
Decrease in accelerated amortization related to patent portfolio sales	—	—%	(2,702)	76%
Patent portfolio impairment charges	258	146%	(2,307)	65%
Scheduled amortization for patent portfolios owned or controlled as of the end of the prior year period	(207)	(117)%	(152)	4%
Accelerated amortization related to recovery of upfront advances	(874)	(494)%	(1,186)	33%
Total change in patent amortization expense	$177	100%	$(3,561)	100%

Included in amortization of patents for the nine months ended September 30, 2015 and 2014, was accelerated amortization related to the full and partial write-down of patent portfolios, primarily due to reductions in expected estimated future net cash flows, totaling $258,000 and $2.6 million, respectively. During the nine months ended September 31, 2014, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $2.7 million. Proceeds from the sale of patents and the related gain on sale for the nine months ended September 30, 2014 were $3,500,000 and $833,000, respectively.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2015	2014	$	%	2015	2014	$	%

General and administrative expenses	$7,278	$7,682	$(404)	(5)%	$21,016	$22,488	$(1,472)	(7)%
Non-cash stock compensation expense	2,164	3,954	(1,790)	(45)%	8,588	14,022	(5,434)	(39)%
Total general and administrative expenses	$9,442	$11,636	$(2,194)	(19)%	$29,604	$36,510	$(6,906)	(19)%

General and Administrative Expenses.  General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, stock administration, state taxes based on gross receipts and other corporate costs.  A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (in thousands, except percentage values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 vs. 2014%		2015 vs. 2014%

Personnel costs	$(758)	35%	$(366)	5%
Variable performance-based compensation costs	(782)	36%	(1,010)	15%
Corporate, general and administrative costs	(601)	27%	(1,020)	15%
Non-cash stock compensation expense	(1,790)	82%	(5,434)	79%
Non-recurring employee severance costs	1,737	(80)%	924	(14)%
Total change in general and administrative expenses	$(2,194)	100%	$(6,906)	100%

Other Operating Expenses

Third quarter 2015 other operating expenses were $3,465,000 as compared to $1,548,000 in the comparable prior year quarter. Third quarter 2015 operating expenses included expense accruals for court ordered attorney fees related to a matter initiated in 2010, and settlement and contingency accruals for other matters. Third quarter 2014 operating expenses included an expense accrual for court ordered attorney fees related to matters initiated in 2010 and 2011.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Provision for income taxes (in thousands)	$(337)	$(145)	$(626)	$(3,462)
Effective tax rate	1%	1%	2%	7%

Provision for Income Taxes. Tax expense for the three and nine months ended September 30, 2015 and 2014 primarily reflects the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions, state taxes and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances, investments and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least November 2016 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2015.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand, excluding restricted cash balances, totaled $157.8 million at September 30, 2015, compared to $193.0 million at December 31, 2014.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014

Net cash provided by (used in):
Operating activities (including restricted cash reclassification of $10,721)	$2,155	$13,890
Investing activities	39,307	33,124
Financing activities	(18,153)	(19,442)

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2015 were relatively flat, increasing 2% to $95.0 million, as compared to $93.5 million in the comparable 2014 period. Cash outflows from operations (excluding restricted cash) for the nine months ended September 30, 2015 increased 3%, to $82.1 million, as compared to $79.6 million in the comparable 2014 period, primarily due to the net impact of the timing of cash receipts from licensees and related payments of inventor royalties and contingent legal fees, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in the amount of $10.7 million, in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee is secured by a cash deposit at the contracting bank totaling $10.7 million, which is classified as restricted cash in the September 30, 2015 balance sheet. See below for additional information.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014

Available-for-sale investments, net	$58,819	$57,748
Investments in patents/ patent rights	(19,504)	(24,518)
Purchases of property and equipment	(8)	(106)
Net cash provided by investing activities	$39,307	$33,124
Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2015	2014

Dividends paid to stockholders	$(19,091)	$(18,773)
Distributions to noncontrolling interests in operating subsidiary	—	(867)
Proceeds from exercises of stock options	938	198
Net cash used in financing activities	$(18,153)	$(19,442)

In April 2013, our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid cash dividends totaling $19.1 million and $18.8 million during the nine months ended September 30, 2015 and 2014, respectively. On October 22, 2015, our Board of Directors approved a quarterly cash dividend payable in the amount of $0.125 per share. The quarterly cash dividend will be paid on November 30, 2015 to stockholders of record at close of business on November 6, 2015. Future cash dividends are expected to be paid on a quarterly basis and will be at the discretion of our Board of Directors.

Working Capital

Working capital (including restricted cash) at September 30, 2015 decreased to $160.6 million, compared to $172.8 million at December 31, 2014. Consolidated accounts receivable from licensees decreased to $12.8 million at September 30, 2015, compared to $20.2 million at December 31, 2014. Consolidated royalties and contingent legal fees payable decreased to $9.2 million at September 30, 2015, compared to $14.4 million at December 31, 2014.

The majority of accounts receivable from licensees at September 30, 2015 were collected or scheduled to be collected in the fourth quarter of 2015, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2015 or the first quarter of 2016, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2015.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of September 30, 2015 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$6,864	$265	$3,151	$3,281	$167

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
The Guarantee is secured by a cash deposit at the contracting bank totaling $10.7 million, which is classified as restricted cash in the September 30, 2015 balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.
Uncertain Tax Positions.  At September 30, 2015, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of September 30, 2015. If recognized, approximately $2.1 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

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

At September 30, 2015 and December 31, 2014, our short-term investments were comprised of AAA-rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA-rated, U.S. government securities.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2015) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II--OTHER INFORMATION

Item 1A.  RISK FACTORS

The risk factors set forth below contain changes to the description of the applicable risk factors previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on March 2, 2015.
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
Patent litigation trials and scheduled trial dates are subject to routine delay, and any such delays could adversely impact our business, results of operations and financial condition.
Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to the existence of possible future revenue opportunities for us.  Patent litigation schedules in general, and in particular trial dates, are subject to routine adjustment, and in most cases delay, as courts adjust their calendars or respond to requests from one or more parties. Trial dates often are rescheduled by the court for various reasons that are often unrelated to the underlying patent assets and typically for reasons that are beyond our control. As a result, to the extent such events are an indicator of possible future revenue opportunities for us, or other outcome determinative events, they may and often do change which can result in delay of the expected scheduled event. Any such delay could be significant and could affect the corresponding future revenue opportunities, thus adversely impacting our business, results of operations and financial condition.

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

10.1*	Employment Agreement, dated September 22, 2015, between Acacia Research Group, LLC and Robert L. Harris, II.
10.2*	Employment Agreement, dated September 22, 2015, between Acacia Research Group, LLC and Matthew Vella.
10.3*	Employment Agreement, dated September 22, 2015, between Acacia Research Group, LLC and Clayton J. Haynes.
10.4*	Employment Agreement, dated September 22, 2015, between Acacia Research Group, LLC and Edward J. Treska.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T
*	These exhibits are identified as management contracts or compensation arrangements of Acacia Research Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

/s/ Matthew Vella
By: Matthew Vella
Chief Executive Officer and President
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     November 9, 2015

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
10.1*	Employment Agreement, dated September 22, 2015, between Acacia Research Group, LLC and Robert L. Harris, II.
10.2*	Employment Agreement, dated September 22, 2015, between Acacia Research Group, LLC and Matthew Vella.
10.3*	Employment Agreement, dated September 22, 2015, between Acacia Research Group, LLC and Clayton J. Haynes.
10.4*	Employment Agreement, dated September 22, 2015, between Acacia Research Group, LLC and Edward J. Treska.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
*	These exhibits are identified as management contracts or compensation arrangements of Acacia Research Corporation.