Form 10-K
period 2015-12-31
ACACIA RESEARCH CORP
filed 2016-03-15
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $437,867,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 11, 2016, 50,458,905 shares of common stock were issued and outstanding.

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
FISCAL YEAR ENDED DECEMBER 31, 2015

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

We are a leader in licensing and enforcing patented technologies and have established a proven track record of licensing success with over 1,490 license agreements executed to date, across 185 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.2 billion, and have returned more than $703 million to our patent partners.

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

Patents are an important asset class worldwide. Due to legislative and regulatory changes, licensing and enforcing patents has become increasingly difficult for patent holders, necessitating an experienced, well-capitalized, licensing partner. We focus solely on the patent marketplace, and have emerged as a leading outsource patent licensing and enforcement company for patent owners that have made the important choice to outsource their patent licensing and enforcement activities.

We are a leader in patent licensing and enforcement and our operating subsidiaries have established a proven track record of licensing success with more than 1,490 license agreements executed to date. On a consolidated basis, to date, we have generated revenues from 185 patent portfolio licensing and enforcement programs. Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

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

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to patent portfolios with future patent expiration dates ranging from 2016 to approximately 2033, covering technologies used in a wide variety of industries, a sample of which includes the following:

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

Data Engine Technologies, LLC	Software	Patent portfolio covering a wide range of Software Technology.
Endotach, LLC	Peripheral Vascular Devices	Patents relating to stent grafts.
Industrial Print Technologies, LLC	Computers/Peripherals/Printers	Patent portfolio covering ink jet printer and ink jet printing technologies and other printer and printing technologies.
Innovative Display Technologies, LLC	Telecommunications / Smartphones	Portfolio generally relates to back-lighting for displays and the patented technology covers various improvements to LCD displays.
Lambda Optical Solutions, LLC	Communications	Patents relating to Optical Switching Technology.
LifePort Sciences, LLC	Peripheral Vascular Devices	Multiple patents and applications relating to, among other things, stent grafts, stent graft delivery systems and stent placement procedures.
LifeScreen Sciences, LLC	Peripheral Vascular Devices	Portfolio consists of multiple patents and applications relating to, among other things, vena cava filters, embolic protection and associated delivery systems.
LifeShield Sciences, LLC	Peripheral Vascular Devices	Portfolio consists of multiple patents and applications relating to stent grafts, and stent graft delivery systems.

Operating Subsidiary	Industry	Description
Limestone Memory Systems LLC	Memory	This portfolio covers both DRAM and flash memory technologies used in virtually all electronic communications and computing devices.
Nexus Display Technologies, LLC	Consumer Electronics	Patent portfolio relating to high speed digital display interface technology used in industry standards such as DisplayPort and DisplayPort-related technologies and also MIPI DSI.
Optimum Content Protection, LLC and Super Interconnect Technologies, LLC	Telecommunications / Smartphones	Portfolios relate to high speed circuit interconnect, display control technology and content security used in consumer electronics, PCs and mobile devices such as smartphones, tablets, and laptops.
Parthenon Unified Memory Architecture, LLC	Semiconductor	Patents relate to the use of shared memory in multimedia processing systems such as mobile phones, tablets and other consumer electronic devices.
Power Optimized Memory Solutions LLC	Memory	This portfolio covers technologies and devices similar to those of the Limestone portfolio, as well as Solid State Drives (SSD’s).
Rapid Completions LLC	Energy Efficiency
Patents related to multi-zonal completion of horizontal wells including ball-drop, sliding sleeve and packer technology for use in the hydraulic fracturing of both tight and conventional oil and gas reservoirs.  This technology has been applied in oilfields across North America and worldwide and has contributed significantly to the growth in oil and gas production from unconventional shale formations.

Saint Lawrence Communications, LLC	Wireless	Patents relating to Speech Codecs used in Wireless and Wireline Systems.
Unified Messaging Solutions, LLC	Communications	Patent for Messaging Technology.

Revenues for the periods presented include revenues generated from several of the portfolios summarized above and other technology patent portfolios owned or controlled by us. Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for a summary of patent portfolios generating revenues for the applicable periods presented.

Competition

We expect to encounter increased competition in the area of patent portfolio investments and enforcement. This includes an increase in the number of competitors seeking to invest in the same or similar patents and technologies that we may seek to invest in. Non-practicing entities such as RPX, AST, Intellectual Ventures, Wi-LAN, Conversant, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc., VirnetX and Pendrell Corporation compete in acquiring rights to patents, and we expect more entities to enter the market.

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

Employees

As of December 31, 2015, on a consolidated basis, we had 42 full-time employees. Neither we, nor any of our subsidiaries, are a party to any collective bargaining agreement. We consider our employee relations to be good.

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

We reported a net loss of $160.0 million (includes $104.9 million of noncash goodwill and patent impairment charges), $66.0 million and $56.4 million for the years ended December 31, 2015, 2014 and 2013, and on a cumulative basis, we have sustained substantial losses since our inception. As of December 31, 2015, our accumulated deficit was $288.1 million. As of December 31, 2015, we had approximately $145.9 million in cash and cash equivalents and restricted cash and working capital of $150.7 million. We expect to continue incurring significant legal, marketing and general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future. We believe, however, that our current cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months.

 Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which may be outside of our control, could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.
If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our consolidated cash and cash equivalents, restricted cash and short-term investments totaled $145.9 million and $193.0 million at December 31, 2015 and 2014, respectively. To date, we have relied primarily upon net cash flows from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations.

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

Failure to effectively manage our operational changes could place strains on our managerial, operational and financial resources and could adversely affect our business and operating results.

Our operational changes have placed, and is expected to continue to place, a strain on our managerial, operational and financial resources and systems. Further, as our subsidiary companies’ businesses grow or change, we will be required to continue to manage multiple relationships. Any further growth or change by us or our subsidiary companies, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth or other operational changes effectively or to develop, expand or otherwise modify our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

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

From January 2005 to the present, our operating subsidiaries have executed our business strategy of partnering with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. These patent portfolio investments continue to diversify our revenue generating opportunities. We believe that our cash and cash equivalents and short-term investment balances, anticipated cash flow from operations, proceeds from prior offerings of our common stock (refer to “Liquidity and Capital Resources” below) and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2017 and for the foreseeable future. However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter and period to period, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly and periodic results to fall below market expectations and adversely affect the market price of our common stock.

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

For example, in fiscal year 2015, we obtained control of 3 new patent portfolios with applications over a wide range of technology areas, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. The decrease in patent portfolio intake, in part reflects a strategic decision in 2013 to shift the focus of our operating business to increasingly serve a smaller number of customers each having higher quality patent portfolios. High quality patent portfolios are typically associated with higher numbers of varied defensible claims, higher revenue potential, originating from high-pedigreed patent owners and/or possessing a relatively large number of prospective licensees. In this regard, commencing in the later portion of 2013 and early 2014, we continued the shift in our focus at our point of patent intake, from quantity to quality. As a result, our gross number of patent portfolio acquisitions has trended downward. The decrease may also be reflective, in part of industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement and may be affecting the market availability of suitable patent portfolios for acquisition. If these industry trends continue, our future patent portfolio intake could be negatively impacted, resulting in a decrease in future revenue generating opportunities.

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

Risks Related to Our Industry

Our exposure to uncontrollable outside influences, including new legislation, court rulings or actions by the USPTO, could adversely affect our licensing and enforcement business and results of operations.
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
The U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, in 2014, the Federal Trade Commission, or FTC, initiated a study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs.  The FTC’s initial notice and request for public comment relating to the PAE study appeared in the Federal Register on October 3, 2013.  We received and responded to a request for information as part of this FTC study.  It is expected that the results of the PAE study by the FTC will be provided to Congress and other agencies, such as the DOJ, who could take action, including legislative proposals, based on the results of the study.
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
We expect to encounter competition in the area of patent portfolio investments and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to invest in the same or similar patents and technologies that we may seek to invest in. Entities including RPX, AST, Intellectual Ventures, Wi-LAN, Conversant, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc., VirnetX and Pendrell Corporation compete in acquiring rights to patents, and we expect more entities to enter the market. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.
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

      For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $1,953.85 - $2,468.15 during the 52-weeks ended December 31, 2015 and the NASDAQ Composite Index (IXIC) had a range of $4,292.14 - $5,231.94 over the same period. Over the same period, our common stock fluctuated within a range of $3.82 - $17.22.

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

We do not currently intend to pay dividends on our common stock in the foreseeable future, and consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
On February 23, 2016, our board of directors eliminated our dividend policy that provided for the discretionary payment of a total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter, effective as of February 23, 2016. As a result, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

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

In connection with any of our patent enforcement actions, it is possible that a defendant may claim and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by us or our operating subsidiaries, could materially harm our operating results and our financial position.

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

	2015				2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$9.97	$10.63	$12.51	$17.22	$19.93	$18.74	$18.29	$16.46
Low	$3.82	$7.88	$8.61	$10.18	$13.93	$14.65	$14.68	$13.11

Dividend Policy

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that called for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid quarterly cash dividends totaling $25.4 million, $25.0 million and $18.6 million during 2015, 2014 and 2013, respectively. On February 25, 2016, we announced that our Board of Directors terminated the company’s dividend policy effective February 23, 2016. The Board of Directors terminated the dividend policy due to a number of factors, including our financial performance and available cash resources, our cash requirements and alternative uses of capital that the Board of Directors concluded would represent an opportunity to generate a greater return on investment for us and our stockholders.

Holders of Common Stock

On March 11, 2016, there were approximately 84 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

	2011	2012	2013	2014	2015

Acacia Research Corporation common stock	$141	$99	$56	$65	$17
Nasdaq Composite Index (IXIC)	$98	$114	$157	$179	$189
NASDAQ-100 Technology Sector Index (NDXT)	$94	$101	$138	$171	$167

The graph covers the period from December 31, 2010 to December 31, 2015. Cumulative total returns are calculated assuming that $100 was invested on December 31, 2010, in our common stock, in the NASDAQ Composite Index, and in the NASDAQ-100 Technology Sector Index, and that all dividends, if any, were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stock prices or stockholder returns.

 ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2015 and 2014 and the consolidated selected statements of operations data for the years ended December 31, 2015, 2014 and 2013 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidated selected balance sheet data as of December 31, 2013, 2012 and 2011 and the consolidated selected statements of operations data for the years ended December 31, 2012 and 2011 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2015	2014	2013	2012	2011

Revenues and other operating income(1)	$125,037	$130,876	$130,556	$250,727	$184,707
Inventor royalties and contingent legal fees expense(1)	34,631	44,233	54,508	50,679	91,669
Litigation and licensing expenses - patents	39,373	37,614	39,335	21,591	13,005
Amortization of patents	53,067	53,745	49,039	39,019	9,745
Marketing, general and administrative expenses (excluding non-cash stock compensation expense)	27,128	30,439	31,335	28,426	22,114
Non-cash stock compensation expense (included in MG&A in the statements of operations)	11,048	18,115	27,894	25,657	13,579
Research, consulting and other expenses - business development	3,391	3,840	3,251	4,943	4,338
Impairment of patent-related intangible assets	74,731	3,497	4,619	—	—
Impairment of goodwill	30,149	—	—	—	—
Other	4,141	1,548	3,506	—	—
Operating income (loss)	$(152,622)	$(62,155)	$(82,931)	$80,412	$30,257

Income (loss) from continuing operations before (provision for) benefit from income taxes	$(152,678)	$(62,750)	$(80,800)	$81,349	$30,353
(Provision for) benefit from income taxes	(4,800)	(3,912)	21,958	(22,060)	(8,708)
Net income (loss) from continuing operations including noncontrolling interests in operating subsidiaries	$(157,478)	$(66,662)	$(58,842)	$59,289	$21,645
Net income (loss) attributable to Acacia Research Corporation	$(160,036)	$(66,029)	$(56,434)	$59,453	$21,106

Diluted income (loss) per common share	$(3.25)	$(1.37)	$(1.18)	$1.21	$0.50
Cash dividends declared per common share	$0.500	$0.500	$0.375	$—	$—

Consolidated Balance Sheet Data (In thousands)

	At December 31,
	2015	2014	2013	2012	2011

Cash and cash equivalents and investments	$145,948	$193,024	$256,702	$311,279	$323,286
Patents, net of accumulated amortization	162,642	286,636	288,432	313,529	25,188
Total assets	347,901	536,348	593,393	668,717	352,877
Total liabilities	33,746	47,300	31,195	50,239	30,765
Noncontrolling interests in operating subsidiaries	3,944	5,491	6,488	6,976	2,163
Acacia Research Corporation stockholders’ equity	310,211	483,557	555,710	611,502	319,949
 __________________________________
(1) Includes verdict insurance proceeds and related costs reflected separately in the statement of operations for the year ended December 31, 2011.

Factors Affecting Comparability:

•
As of December 31, 2011, we maintained a full valuation allowance against our net deferred tax assets. Net deferred tax liabilities resulting from an acquisition in January 2012 created an additional source of income to utilize against the majority of our existing consolidated net deferred tax assets. In addition, we estimated that certain of our other foreign tax credit and state tax related deferred tax assets were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of our net deferred tax assets was released, resulting in a financial statement income tax benefit of $10.7 million during the year ended December 31, 2012. At December 31, 2013, we recorded a partial valuation allowance for certain tax attribute carryforwards and other deferred tax assets totaling $7.6 million, due to uncertainty regarding future realizability. We recorded a full valuation allowance for net deferred tax assets generated during fiscal year 2015 and 2014, due to uncertainty regarding future realizability.

•
For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, we paid patent related investment costs totaling $19.5 million, $42.7 million, $25.1 million, $178.3 million (excluding business combinations of $150.0 million) and $14.7 million, respectively. Patent related investment costs are amortized using the straight-line method over the estimated economic useful life of the underlying patents.

•
For the years ended December 31, 2015, 2014, 2013 we recognized patent impairment charges totaling $74.7 million, $3.5 million and $4.6 million respectively. The impairment charges for the periods presented reflect the impact of reductions in expected estimated future net cash flows for certain portfolios due to adverse legal outcomes and certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

•
We conducted an annual goodwill impairment test as of December 31, 2015. Based upon the difference between the implied fair value of goodwill and the historical carrying value of goodwill, due primarily to the sustained decline in the Company's stock price and adverse litigation outcomes in the fourth quarter of 2015, we recognized a goodwill impairment charge totaling $30.1 million.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,490 license agreements executed to date, across 185 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. To date, we have generated gross licensing revenue of approximately $1.2 billion, and have returned more than $703 million to our patent partners.

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

Our operating activities for the periods presented were principally focused on the continued investment in and development of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs and the commencement of new patent licensing and enforcement programs. In addition, we continued our focus on business development, making additional investments in existing patent portfolios and the investment in additional patent portfolios by certain of our operating subsidiaries, as described below.

Operating activities during the periods presented included the following:

	2015	2014	2013

Revenues (in thousands)	$125,037	$130,876	$130,556
New agreements executed	63	88	120
Licensing and enforcement programs generating revenues - during the respective period	30	46	53
Licensing and enforcement programs with initial revenues	4	15	23
New patent portfolios	3	6	25

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

As of Date:	Trailing Twelve -Month Revenues	% Change

December 31, 2015	$125,037	5%
September 30, 2015	118,570	(17)%
June 30, 2015	142,768	(6)%
March 31, 2015	152,508	17%
December 31, 2014	130,876	—%
December 31, 2013	130,556	—

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

Summary of Results of Operations - For Fiscal Years 2015, 2014 and 2013
(In thousands, except percentage change values)

	Fiscal Year			% Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Revenues	$125,037	$130,876	$130,556	(4)%	—%
Inventor royalties and contingent legal fees	34,631	44,233	54,508	(22)%	(19)%
Litigation and licensing expenses - patents	39,373	37,614	39,335	5%	(4)%
Amortization expense	53,067	53,745	49,039	(1)%	10%
Impairment of patent-related intangible assets	74,731	3,497	4,619	*	(24)%
Impairment of goodwill	30,149	—	—	100%	—%
Other operating costs and expenses(1)	45,708	53,942	65,986	(15)%	(18)%
Operating loss	(152,622)	(62,155)	(82,931)	146%	(25)%
(Provision for) benefit from income taxes	(4,800)	(3,912)	21,958	23%	(118)%
Net (income) loss attributable to noncontrolling interests(2)	(2,558)	633	2,408	*	(74)%
Net loss attributable to Acacia Research Corporation	(160,036)	(66,029)	(56,434)	142%	17%

____________________________________
* Percentage change in excess of 300%
(1) Includes non-cash stock compensation charges of $11.0 million, $18.1 million and $27.9 million in fiscal years 2015, 2014 and 2013, respectively, included in Marketing, general and administrative expense in the statements of operations.
(2) Refer to Note 1 to the notes to consolidated financial statements included elsewhere in this annual report for additional information.

Overview - Fiscal year 2015 compared with Fiscal Year 2014

•	Revenues decreased $5.8 million, or 4% to $125.0 million for fiscal year 2015, as compared to fiscal year 2014.

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $9.6 million, or 22%, due primarily to certain patent portfolios generating revenue in 2015 with a higher amount of cost recoveries and lower contingent fee rates, as compared to the portfolios generating revenues in fiscal year 2014.

•
Litigation and licensing expenses-patents increased $1.8 million, or 5%, to $39.4 million, due primarily to a net increase in litigation support and third-party technical consulting expenses associated with trials occurring in 2015 and scheduled to occur in 2016, and ongoing and new licensing and enforcement programs commenced during fiscal year 2015.

•
Impairment of patent-related intangible asset charges increased $71.2 million, or +300%, to $74.7 million, reflecting the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

•
In the fourth quarter of fiscal 2015, we performed an impairment analysis of goodwill. Based upon the difference between the implied fair value of goodwill and the historical carrying value of goodwill, due primarily to the sustained decline in the Company's stock price and adverse litigation outcomes occurring in the fourth quarter of 2015, we recognized a goodwill impairment charge totaling $30.1 million in the fourth quarter of 2015.

•	Other Operating Expenses:

◦
Marketing, general and administrative expenses decreased $10.4 million, or 21%, to $38.2 million, due primarily to a net decrease in personnel costs in connection with the net reduction in headcount during 2014 and 2015, a decrease in variable performance-based compensation costs, and a net decrease in non-cash stock compensation expense.

◦
Fiscal year 2015 operating expenses included expenses for court ordered attorney fees totaling $4.1 million. Fiscal year 2014 operating expenses included an expense accrual for court ordered attorney fees related to matters initiated in 2010 and 2011 totaling $1.5 million.

•
Tax expense for the periods presented reflects foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions and other state taxes, and the impact of full valuation allowances recorded for net operating loss and foreign tax credit related tax assets generated during the periods. As such, no tax benefit was recognized for net operating loss and foreign tax credit related tax benefits generated during the periods presented.

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

•
Patent amortization increased $4.7 million, or 10%, to $53.7 million, due primarily to an increase in amortization expense related to new patent portfolio investments during 2014 and accelerated patent amortization for patent portfolio dispositions, partially offset by a decrease in accelerated patent amortization related to patent portfolio impairment charges during fiscal year 2014.

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

Revenues for the periods presented included fees from the following licensing and enforcement programs:

•	360 Degree View Technology(1)(2)	•	Messaging technology(2)(3)(4)
•	3G & 4G Cellular Air Interface and Infrastructure technology(2)(3)	•	Microprocessor and Memory technology(1)(2)(3)
•	3G & 4G Wireless technology(1)(4)	•	Mobile Computer Synchronization technology(2)(3)(4)
•	4G Wireless technology(2)(3)	•	Mobile Enhancement Solutions technology(4)
•	Audio Communications Fraud Detection technology(2)(3)(4)	•	MRI technology(1)(4)
•	Automotive Safety, Navigation and Diagnostics technology(2)(3)(4)	•	Multi-Display Content Delivery and Data Aggregation technology(1)(3)
•	Bone Wedge technology(2)	•	NOR Flash technology(4)
•	Broadband Communications technology(1)(2)(3)(4)	•	Oil and Gas Production technology (1)(2)(3)
•	Business Process Modeling technology(4)	•	Online Auction Guarantee technology(2)(3)(4)
•	Camera Support technology(4)	•	Online Gaming technology(3)(4)
•	Cardiology and Vascular Device technology(1)(2)(3)	•	Online newsletters with links technology(3)(4)

•	Catheter Ablation technology(1)	•	Optical Networking technology(1)(2)(3)(4)
•	Computer Aided Design Tools technology(1)(3)(4)	•	Optimized Microprocessor Operation technology(1)(2)(3)
•	Computer Architecture and Power Management technology(4)	•	Power Management within Integrated Circuits technology(4)
•	Computer-Aided Design technology(1)(3)	•	Prescription Lens technology(1)(4)
•	Core Fiber Optic Network Architectures technology(1)(3)(4)	•	Radio Frequency Modulation technology(1)(3)
•	Digital Imaging technology(1)(4)	•	Reflective and Radiant Barrier Insulation technology(1)(2)(3)(4)
•	Digital Signal Processing Architecture technology(4)	•	Semiconductor Memory and Process technology(1)(4)
•	DisplayPort and MIPI DSI technology(1)	•	Semiconductor Packaging technology(1)(3)(4)
•	Distributed Data Management & Synchronization technology(1)	•	Semiconductor Testing technology(1)(2)
•	DMT® technology(3)(4)	•	Shared Memory for Multimedia Processing(1)
•	Domain Name Redirection technology(4)	•	Software Activation technology(3)(4)
•	Dynamic Transmissions technology(1)(4)	•	Software Technology(3)
•	Electronic Access Control technology(1)(2)(3)	•	Speech codes used in wireless and wireline systems technology(1)(2)(3)
•	Electronic spreadsheet, data analysis and software development technology(1)(4)	•	Spinning and Jousting Toy Game technology (1)(2)(3)
•	Enhanced Mobile Communications technology(2)(3)	•	Super Resolutions Microscopy technology(1)(2)(3)
•	Facilities Operation Management System technology(4)	•	Surgical Access technology(2)(4)
•	Gas Modulation Control Systems technology(1)(2)(3)(4)	•	Suture Anchors technology(2)(3)(4)
•	Greeting Card technology(1)(4)	•	Telematics technology(2)(3)(4)
•	High Speed Circuit Interconnect and Display Control technology(1)(2)(3)	•	Unicondylar Knee Replacement technology(2)
•	Improved Lighting technology(2)(3)	•	User Programmable Engine Control technology(4)
•	Improved Memory Manufacturing technology(4)	•	Video Analytics for Security technology(2)(3)(4)
•	Information Portal Software technology(4)	•	Video Delivery and Processing technology(4)
•	Information Storage, Searching & Retrieval technology(4)	•	Voice-Over-IP technology(2)(3)
•	Inhaler Drug Delivery technology(1)(4)	•	Web Collaboration technology(1)(4)
•	Innovative Display technology(1)(2)(3)	•	Wireless Data Synchronization & Data Transfer technology(1)(2)(3)(4)
•	Intercarrier SMS technology(1)(2)(3)(4)	•	Wireless Infrastructure and User Equipment technology(1)(2)(3)
•	Interstitial and Pop-Up Internet Advertising technology(2)(3)(4)	•	Wireless Location Based Services technology(2)(3)
•	Lighting Ballast technology(4)	•	Wireless Location Based Services technology(1)(4)
•	Location Based Services technology(2)(3)(4)	•	Wireless Monitoring technology(2)(3)
•	Memory Circuit and Packaging technology(1)(4)	•	X-Ray Powder Diffraction technology(1)(4)
______________________________________

(1)	Initial revenues recognized during the applicable period.
(2)	Licensing and enforcement program generating revenue in 2015.
(3)	Licensing and enforcement program generating revenue in 2014.
(4)	Licensing and enforcement program generating revenue in 2013.

Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have in excess of 5 pending patent infringement cases with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level since outcomes can be unfavorable. It is often difficult for juries and trial judges to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.  Please refer to Item 1A. "Risk Factors" for additional information regarding trials, patent litigation and related risks.

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

In the fourth quarter of 2015, we announced that our subsidiary Adaptix, Inc. received a jury verdict in its case against Alcatel Lucent USA, Inc., AT&T Mobility LLC, Cellco Partnership, and Sprint Spectrum L.P., lead case 6:12-cv-00022 pending in the Eastern District of Texas. The jury returned a verdict that the asserted claims of U.S. Patent No. 6,870,808 were invalid and non-infringed. Adaptix, Inc. has filed post-trial motions and is currently studying the verdict to determine whether it will be filing an appeal.

Investments in Patent Portfolios

Our operating subsidiaries continue to identify opportunities to partner with patent owners with high-quality patent assets, across a wide range of technology areas that have been, or are anticipated to be, widely adopted by third-parties in connection with the manufacture or sale of products and services.

In fiscal year 2015, we obtained control of 3 new patent portfolios with applications over a wide range of technology areas, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. During 2015, we partnered with a semiconductor company on a portfolio containing patents related to Flash Memory components and controllers, Solid-State Drives (SSD’s) and other systems containing Flash Memory. In addition, we expanded our partnership with Renesas of Japan, enhancing existing portfolios with nine additional groups of patents related to Microcontrollers, DRAM, Flash Memory and semiconductor packaging and fabrication processes. Patent portfolio investment costs paid in fiscal year 2015 totaled $19.5 million, compared to $42.7 million and $25.1 million in fiscal years 2014 and 2013, respectively. Accrued patent investment costs, to be paid in the subsequent year, totaled $1.0 million and $16.7 million at December 31, 2015 and 2014, respectively.

In general, the majority of patent portfolio investment costs incurred for patent portfolios with future inventor royalty obligations are subject to contractual provisions providing for higher percentage returns to our operating subsidiaries early in the licensing and enforcement program until such initial upfront patent portfolio investment costs are fully recovered.

As of December 31, 2015, certain of our operating subsidiaries continued to explore opportunities to enter into option agreements with third-party patent portfolio owners regarding the potential partnering and / or investment in additional patent portfolios for future licensing and enforcement. Future patent portfolio investments will expand and diversify our future revenue generating opportunities.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in new patents and inventions through our new or existing relationships with patent owners. If our operating subsidiaries are unable to maintain those relationships and to continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and growth. In this regard, our current or future relationships may not provide the volume or quality of technologies necessary to sustain our business. In some cases, universities and other technology sources may compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies may reduce the number of technology sources and potential clients to whom we can market our services. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our operating results and financial condition.

For example, in fiscal year 2015, we obtained control of 3 new patent portfolios with applications over a wide range of technology areas, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. The decrease in patent portfolio intake, in part reflects a strategic decision in 2013 to shift the focus of our operating business to increasingly serve a smaller number of customers each having higher quality patent portfolios. High quality patent portfolios are typically associated with higher numbers of varied defensible claims, higher revenue potential, originating from high-pedigreed patent owners and/or possessing a relatively large number of prospective licensees. In this regard, commencing in the later portion of 2013 and early 2014, we continued the shift in our focus at our point of patent intake, from quantity to quality. As a result, our gross number of patent portfolio acquisitions has trended downward. The decrease may also be reflective, in part, of industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement and may be affecting the market availability of suitable patent portfolios for acquisition. If these industry trends continue, our future patent portfolio intake could be negatively impacted, resulting in a decrease in future revenue generating opportunities.

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

We believe that, of the significant accounting policies discussed in Note 2 to our notes to consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;

•	stock-based compensation expense;

•	valuation of long-lived and intangible assets including goodwill; and

•	accounting for income taxes.

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

For fiscal years 2015, 2014 and 2013, the majority of our revenue agreements provided for the payment to us of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services. The agreements provided for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process was determined to be complete and revenue was recognized upon the execution of the agreements, when all other revenue recognition criteria were met. Historically, term license agreements have not been a material component of our operating revenues, with the majority of license agreements being paid-up, perpetual license agreements.

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

Valuation of Long-lived and Intangible Assets Including Goodwill

December 31, 2015 Patent Portfolio and Goodwill Impairment Testing. Pursuant to applicable accounting standards, if goodwill and another asset group of a reporting unit are tested for impairment at the same time, the other asset group, in our case our patent portfolios, are to be tested for impairment before goodwill.

Patent Portfolio Impairment testing - December 31, 2015. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

We performed an impairment analysis for our patents as of December 31, 2015, utilizing the assistance of a third-party valuation specialist, resulting in $74.7 million of patent portfolio impairment charges, for the following reasons:

•
In December 2015, we announced that our subsidiary Adaptix, Inc. received a jury verdict in its case against Alcatel Lucent USA, Inc., and others. The jury returned a verdict that the asserted claims of the applicable patent at issue were invalid and non-infringed. The Adaptix trial loss resulted in a reduction in estimated cash flows for the Adaptix portfolio expected to be realized from future licensing and enforcement activities, leading to impairment charges on the portfolio in the fourth quarter of 2015.

•
Management considered the impact of the fourth quarter 2015 adverse trial outcomes on our estimates of future cash flows that could be realized from future licensing and enforcement activities for other patent portfolios. Estimates of future cash flows for certain portfolios were reduced in part, in connection with our assessment of probabilities of realization given the recent adverse trial outcomes.

•
Patent impairment charges include the carrying value of other patent portfolios for which, in the fourth quarter of 2015, we experienced adverse litigation or trial outcomes, leading to a reduction in or elimination of expected future cash flows. In addition, headcount reductions and internal staff optimization efforts led to changes with respect to which patent portfolios we intend to allocate licensing and enforcement resources to in future periods. As such, certain portfolio programs were selected for termination due to a decision to no longer pursue or allocate resources, resulting in a write-off of any remaining carrying value in the fourth quarter of 2015.

Goodwill Impairment Testing - December 31, 2015. At December 31, 2015, prior to the completion of the annual goodwill impairment test, the goodwill balance totaled $30.1 million. Goodwill is tested for impairment at our single reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors considered important, which could trigger an impairment review, include the following:

•	significant consistent gradual decline in the Company's stock price for a sustained period;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of assets or the strategy for the Company's overall business;

•	significant negative industry or economic trends; and

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments.

The Company considers its market capitalization and other valuation techniques, as applicable, when estimating fair value for goodwill impairment testing purposes. When conducting annual and interim goodwill impairment assessments, the Company initially performs a qualitative evaluation (considering factors described above as applicable) of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, a two-step impairment test is applied. The two-step impairment test first compares the estimated fair value of the Company's single reporting unit to its carrying or book value. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and there is no requirement to perform further testing. If the carrying value of the reporting unit exceeds its estimated fair value, the Company is required to perform step-two of the impairment analysis to determine the estimated implied fair value of the reporting unit’s goodwill, and if the carrying value of the reporting unit’s goodwill exceeds its estimated implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations.

In connection with our annual goodwill impairment testing for 2015, we identified several qualitative factors triggering an impairment test at December 31, 2015, as follows;

•
Adverse legal outcomes and changes in legal factors. In December 2015, we announced that our subsidiary Adaptix, Inc. received a jury verdict in its case against Alcatel Lucent USA, et al., deciding that the claims of the applicable patent in suit were invalid and non-infringed. This adverse legal outcome and others in the fourth quarter of 2015 resulted in changes in estimates of realization related to litigation outcomes in future periods for certain patent portfolios.

•
Consistent gradual decline in the Company’s stock price: Historically, the Company's stock price has been volatile, and the volatility continued during fiscal 2015, declining from $16.72 as of January 2, 2015, to $4.29 as of December 31, 2015, a 74% decline. In addition, subsequent to December 31, 2015, the Company's stock price volatility has continued, trending downward to $3.16 as of February 29, 2016. In the fourth quarter of 2015, given the continued decline in stock price up through December 31, 2015, and the impact of the December 2015 adverse trial outcomes noted above, the gradual consistent decline in our stock price was deemed to be sustained, and hence indicative of a reduction in the estimated fair value of the Company, as reflected in our lower overall market capitalization.

•
Changes in Company Management and Resource Allocations. In connection with certain resource allocation changes within the organization given a change in management in the fourth quarter of 2015, headcount reductions and internal staff optimization efforts occurred, which led to changes with respect to estimates of which patent portfolios we intend to continue to allocate licensing and enforcement resources to in future periods. As such, certain patent portfolio programs were selected for termination due to a decision to no longer allocate resources. In addition, changes in estimates regarding the best and highest use of certain patent portfolios were made, resulting in reductions in estimated future cash flows.

At December 31, 2015, we utilized the following methods and assumptions in our annual goodwill impairment testing, which was prepared with the assistance of a third-party valuation specialist:

•
At December 31, 2015, the initial qualitative assessment included consideration of the factors described above, resulting in a conclusion that as of December 31, 2015, the consistent gradual decline in the Company’s stock price was sustained. We also considered the impact of the December 2015 adverse trial outcomes on our stock price and related estimates of fair value for remaining portfolio opportunities. Based on our assessment of these factors, we determined that it was more likely than not that goodwill was impaired, constituting a triggering event requiring a goodwill impairment test as of December 31, 2015.

•
We conducted the first step of the goodwill impairment test for our single reporting unit as of December 31, 2015. We utilized the market capitalization plus cost synergies approach to estimate the fair value of the Company. The estimated market capitalization was determined by multiplying our stock price and the common shares outstanding as of December 31, 2015. Management also considered a control premium in its estimate of fair value for our single reporting unit. The cost synergies were estimated based on the cost savings which could be achieved if the Company was acquired by a competitor in the same operating business.

•
Based on the analysis utilizing the market capitalization plus cost synergies approach, the estimated fair value of the reporting unit of $252 million was below its carrying value of $344.3 million as of December 31, 2015, and therefore, goodwill was determined to be more likely than not, impaired.

•
The purpose of step 2 of the analysis was to determine the estimated fair value of the assets and liabilities of our reporting unit, in order to determine the implied fair value of goodwill for the reporting unit. The excess, if any, of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based upon the analysis performed, the fair value of our reporting unit did not exceed the amounts assigned to our reporting unit assets and liabilities, resulting in a difference between the implied fair value of goodwill of zero and the historical carrying value of goodwill. As a result, we recognized a goodwill impairment charge totaling $30.1 million in the fourth quarter of 2015.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimating of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2015. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

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

For example, a similar analysis was performed in the first quarter of 2012, resulting in the release of the valuation allowance on the majority of our net deferred tax assets and a related tax benefit of $10.7 million recognized in the first quarter of 2012. In 2015 and 2014, based on management’s assessment, a full valuation allowance was recorded against the company’s net deferred tax assets generated during the periods and the balances as of the end of each of the periods, due to uncertainty regarding future realizability of such tax assets pursuant to guidance set forth in ASC 740, “Income Taxes.” In future periods, if we determine that the company will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statement of operations in the period the determination is recorded.

Any changes in the judgments, assumptions and estimates associated with our analysis of the need for a valuation allowance in any future periods could materially impact our financial position and results of operations in the periods in which those determinations are made.

Consolidated Results of Operations
Comparison of the Results of Operations for Fiscal Years 2015, 2014 and 2013

Revenues

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentage change values and number of agreements)
Revenues	$125,037	$130,876	$130,556	$(5,839)	(4)%	$320	—%
New revenue agreements executed	63	88	120
Average revenue per agreement	$1,985	$1,487	$1,088

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Decrease in number of agreements executed	$(37,181)	$(34,815)
Increase in average revenue per agreement executed	31,342	35,135
Total	$(5,839)	$320

Three licensees individually accounted for 24%, 20% and 16%, respectively, of revenues recognized in fiscal year 2015, two licensees individually accounted for 22% and 22%, respectively, of revenues recognized in fiscal year 2014, and two licensees individually accounted for 38% and 16%, respectively, of revenues recognized in fiscal year 2013. For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

Net Loss

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Net loss attributable to Acacia Research Corporation	$(160,036)	$(66,029)	$(56,434)	$(94,007)	142%	$(9,595)	17%

A reconciliation of the change in net income (loss) for the periods presented is as follows:

	2015 vs. 2014%		2014 vs. 2013%
	(in thousands, except percentage values)
Increase (decrease) in revenues	$(5,839)	6%	$320	(3)%
Decrease in inventor royalties and contingent legal fees combined	9,602	(10)%	10,275	(107)%
Decrease in marketing, general and administrative expenses	10,378	(11)%	10,675	(111)%
(Increase) decrease in litigation and licensing expenses	(1,759)	2%	1,721	(18)%
(Increase) decrease in patent amortization expenses	678	(1)%	(4,706)	49%
(Increase) decrease in impairment of patent-related intangible assets	(71,234)	76%	1,122	(12)%
(Increase) in impairment for goodwill	(30,149)	32%	—	—%
Change in provision for income taxes	(888)	1%	(25,870)	270%
Other	(4,796)	5%	(3,132)	32%
Net change in net loss	$(94,007)	100%	$(9,595)	100%

Cost of Revenues

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Inventor royalties	$18,462	$20,670	$29,724	$(2,208)	(11)%	$(9,054)	(30)%
Contingent legal fees	16,169	23,563	24,784	(7,394)	(31)%	(1,221)	(5)%
Litigation and licensing expenses - patents	39,373	37,614	39,335	1,759	5%	(1,721)	(4)%
Amortization of patents	53,067	53,745	49,039	(678)	(1)%	4,706	10%

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

A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense, in relation to the change in total revenues, for the comparable periods presented, is as follows:

	2015 vs. 2014	% of Prior Period Balance	2014 vs. 2013	% of Prior Period Balance
Inventor Royalties:	(in thousands, except percentage change values)
Decrease in inventor royalty rates	$(3,995)	(20)%	$(5,044)	(16)%
Increase (decrease) in total revenues	(1,214)	(6)%	82	—%
Decrease (increase) in revenues without inventor royalty obligations	3,001	15%	(4,092)	(14)%
Total change - inventor royalties expense	$(2,208)	(11)%	$(9,054)	(30)%

	2015 vs. 2014	% of Prior Period Balance	2014 vs. 2013	% of Prior Period Balance
Contingent Legal Fees:	(in thousands, except percentage change values)
Decrease in contingent legal fee rates	$(6,400)	(27)%	$(601)	(2)%
Increase (decrease) in total revenues	(1,096)	(4)%	61	—%
Decrease (increase) in revenues without contingent legal fee obligations	102	—%	(681)	(3)%
Total change - contingent legal fees	$(7,394)	(31)%	$(1,221)	(5)%

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents include patent-related litigation, enforcement and prosecution costs incurred by external patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Litigation and licensing expenses-patents also includes licensing and enforcement related third-party patent research, development, prosecution, re-exam and inter partes reviews, consulting, and other costs incurred in connection with the licensing and enforcement of patent portfolios. Litigation and licensing expenses-patents fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.

Fiscal year 2015 litigation and licensing expenses-patents increased, as compared to fiscal year 2014, due primarily to a net increase in litigation support and third-party technical consulting expenses associated with trials occurring in 2015 and scheduled to occur in 2016, and ongoing and new licensing and enforcement programs commenced during fiscal year 2015.

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

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Amortization of patent portfolio investments made since the end of the prior year	$402	$2,534
Scheduled amortization related to patent portfolios owned or controlled as of the end of the prior year	2,489	562
Accelerated amortization related to recovery of upfront advances	(1,247)	655
Patent portfolio dispositions	(2,322)	955
Total change in patent amortization expense	$(678)	$4,706

Impairment Charges

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Impairment of patent-related intangible assets	$74,731	$3,497	$4,619	$71,234	2,037%	$(1,122)	(24)%
Impairment of goodwill	30,149	—	—	30,149	100%	—	—%

Patent Impairment Charges

2015 versus 2014. Patent portfolio impairment charges totaled $74.7 million and $3.5 million in fiscal years 2015 and 2014, respectively. The impairment charges for the periods presented reflect the impact of reductions in expected estimated future net cash flows for certain portfolios due to adverse litigation outcomes and industry factors and certain patent portfolios that management determined it would no longer allocate licensing and enforcement resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date. Refer to Critical Accounting Policies elsewhere herein for additional information.

2014 versus 2013. Patent portfolio impairment charges totaled $3.5 million and $4.6 million in fiscal years 2014 and 2013, respectively. The impairment charges related to partial impairment of a portfolio due to a reduction in expected estimated future net cash flows (2014 only) and the impairment of certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to potential prior art related complexities in two of the programs (2013 only), and/or the overall determination that future resources would be allocated to other licensing and enforcement programs with higher potential return profiles.

Impairment of Goodwill

We conducted an annual goodwill impairment test as of December 31, 2015. Based upon the difference between the implied fair value of goodwill and the historical carrying value of goodwill, due primarily to the sustained decline in the Company's stock price and adverse litigation outcomes in the fourth quarter of 2015, we recognized a goodwill impairment charge totaling $30.1 million in the fourth quarter of 2015. Refer to Critical Accounting Policies elsewhere herein for additional information.

Operating Expenses

				2015 vs. 2014		2014 vs. 2013
	2015	2014	2013	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Marketing, general and administrative	$27,128	$30,439	$31,335	$(3,311)	(11)%	$(896)	(3)%
Non-cash stock compensation	11,048	18,115	27,894	(7,067)	(39)%	(9,779)	(35)%
Total marketing, general and administrative expenses	$38,176	$48,554	$59,229	$(10,378)	(21)%	$(10,675)	(18)%

Research, consulting and other expenses - business development	3,391	3,840	3,251	(449)	(12)%	589	18%

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

	2015 vs. 2014	2014 vs. 2013
	(in thousands)
Net change in personnel costs	$(1,264)	$(1,142)
Variable performance-based compensation costs	(1,631)	274
Corporate, general and administrative costs	(985)	1,353
Non-cash stock compensation expense	(7,067)	(7,956)
Non-recurring CEO retirement and other employee severance costs	569	(165)
Nonrecurring non-cash stock compensation - CEO retirement package	—	(1,823)
Other	—	(1,216)
Total change in marketing, general and administrative expenses	$(10,378)	$(10,675)

The decrease in non-cash stock compensation expense for the periods presented was due primarily to a decrease in the average grant date fair value of the shares expensed, for the periods presented, and a decrease in the number of shares expensed resulting from a net reduction in employee headcount and a decrease in the number of shares vesting for current employees. Refer to Note 10 to the consolidated financial statements elsewhere herein.

Research, Consulting and Other Expenses - Business Development.  Research, consulting and other expenses include third-party business development related research, development, consulting, and other costs incurred in connection with business development activities. These costs fluctuate period to period based on business development related activities in each period.

Other Operating Expenses

Fiscal year 2015 operating expenses included expenses for court ordered attorney fees and settlement and contingency accruals totaling $4.1 million. Fiscal year 2014 operating expenses included an expense accrual for court ordered attorney fees related to matters initiated in 2010 and 2011 totaling $1.5 million. Operating expenses for the year ended December 31, 2013 included a non-recurring charge related to the resolution of a dispute concerning legal fees associated with a prior matter totaling $3.5 million.

Income Taxes

	2015	2014	2013
(Provision for) benefit from income taxes (in thousands)	$(4,800)	$(3,912)	$21,958
Effective tax rate	3%	6%	(27)%

Fiscal Year 2015. Our effective tax rate for fiscal year 2015 was mainly comprised of foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions and other state taxes, and the impact of full valuation allowances recorded for net operating loss and foreign tax credit related tax assets generated in 2015, due to uncertainty regarding future realizability. The foreign taxes withheld related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions totaling $4.4 million.

Fiscal Year 2014. Our effective tax rate for fiscal year 2014 was mainly comprised of foreign and state income taxes, a full valuation allowance recorded against the company’s net deferred tax assets generated in 2014, the reversal of the net deferred tax liability at the beginning of the year totaling $1.7 million and certain nondeductible permanent items. The foreign taxes withheld related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions totaling $5.2 million.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and investments on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances, investments, and anticipated cash flow from operations, will be sufficient to meet our cash requirements through at least March 2017 and for the foreseeable future.

We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, if at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007 and the volatility and impact of the disruption has continued into 2015. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents and investments on hand totaled $145.9 million at December 31, 2015, compared to $193.0 million at December 31, 2014. The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	2015	2014	2013

Net cash provided by (used in):
Operating activities	$(9,949)	$4,184	$(3,509)
Investing activities	39,307	29,297	(66,059)
Financing activities	(28,601)	(25,700)	(25,551)

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $111.0 million, $117.0 million and $133.5 million in fiscal years 2015, 2014 and 2013, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees. Cash outflows from operations totaled $120.9 million, $112.9 million and $137.0 million in fiscal years 2015, 2014 and 2013, respectively. The fluctuations in cash outflows for the periods presented reflects the fluctuations in revenue related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	2015	2014	2013

Patent portfolio investment costs	$(19,504)	$(42,746)	$(25,061)
Net sale (purchase) of available-for-sale investments	58,819	72,152	(40,323)
Other	(8)	(109)	(675)
Net cash provided by (used in) investing activities	$39,307	$29,297	$(66,059)

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	2015	2014	2013

Dividends paid to stockholders	$(25,434)	$(25,039)	$(18,633)
Distributions to noncontrolling interests - Acacia IP Fund	(4,105)	(867)	—
Proceeds from the exercise of stock options	938	206	486
Repurchases of common stock	—	—	(7,926)
Contributions from noncontrolling interests - Acacia IP Fund	—	—	1,920
Excess tax benefits (shortfalls) from stock-based compensation	—	—	(1,398)
Net cash provided by financing activities	$(28,601)	$(25,700)	$(25,551)

Dividends to Stockholders. On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid quarterly cash dividends totaling $25.4 million, $25.0 million and $18.6 million in 2015, 2014 and 2013, respectively.

On February 25, 2016, we announced that our Board of Directors terminated the company’s dividend policy effective February 23, 2016. The Board terminated the dividend policy due to a number of factors, including our financial performance and our available cash resources, our cash requirements and alternative uses of capital that the Board of Directors concluded would represent an opportunity to generate a greater return on investment for us and our stockholders.

Stock Repurchase Programs. On November 15, 2013, our Board of Directors authorized a program for repurchases of shares of our outstanding common stock. We were authorized to purchase in the aggregate up to $70.0 million of our outstanding common stock through the period ending May 14, 2014. Repurchases may be made from time to time by us in the open market or in block purchases in compliance with applicable SEC rules. In fiscal year 2013, we acquired 600,000 shares of our common stock at an average price of $13.18. Repurchases to date were made using existing cash resources and occurred in the open market.

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable. Working capital at December 31, 2015 was $150.7 million, compared to $172.8 million at December 31, 2014.

Consolidated accounts receivable from licensees increased to $33.5 million at December 31, 2015, compared to $20.2 million at December 31, 2014. Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the year, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Two licensees individually represented approximately 72% and 21%, respectively, of accounts receivable at December 31, 2015. Three licensees individually represented approximately 30%, 17% and 15%, respectively, of accounts receivable at December 31, 2014.

Accounts payable and accrued expenses increased to $17.3 million at December 31, 2015, from $14.9 million at December 31, 2014, due primarily to the related timing of payments to vendors in the ordinary course.

Consolidated royalties and contingent legal fees payable increased to $14.9 million at December 31, 2015, compared to $14.4 million at December 31, 2014. Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

The majority of accounts receivable from licensees at December 31, 2015 were collected or scheduled to be collected in the first quarter of 2016, in accordance with the terms of the related underlying license agreements. The majority of royalties and contingent legal fees payable are scheduled to be paid in the first and second quarter of 2016 in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have no significant commitments for capital expenditures in 2016. Other than our restricted cash of $10.7 million, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of December 31, 2015, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
	Total	Less than 1 year	1-3 years	More than 3 years

Operating leases	$6,463	$1,459	$3,169	$1,835
Scheduled patent investment related payments	1,000	1,000	—	—
Total contractual obligations	$7,463	$2,459	$3,169	$1,835

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
The Guarantee is secured by a cash deposit at the contracting bank totaling $10.7 million, which is classified as restricted cash in accompanying balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.
Uncertain Tax Positions. At December 31, 2015, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2015. If recognized, approximately $2.1 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

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

At December 31, 2014, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in highly liquid, AAA, U.S. government securities (included in short term investments in the accompanying consolidated balance sheets). Short-term investment balances were zero at December 31, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

 ITEM 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Grant Thornton LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015, which is included herein.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

 ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2016.

 Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief executive officer, chief financial and accounting officer, president and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

 ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2016.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2016.

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	15,000	$13.38	—
2013 Acacia Research Stock Incentive Plan(2)	—	—	2,778,000
Subtotal	15,000	$13.38	2,778,000
Equity compensation plans not approved by security holders
Grants to New Employees Outside of the Plans	—	—	—
Total	15,000	$13.38	2,778,000
____________________

(1)
The 2002 Stock Plan expired in December 2012. Column (a) excludes 40,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2015. Refer to Note 10 to our notes to consolidated financial statements included elsewhere herein.

(2)
The initial share reserve under the 2013 Acacia Research Stock Incentive Plan, or the 2013 Plan, was 4,750,000 shares of our common stock. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). Column (a) excludes 891,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2015. Refer to Note 10 to our notes to consolidated financial statements included elsewhere herein.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2016.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2016.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2015 and 2014	F- 3
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	F- 4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013	F- 5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013	F- 6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F- 8
Notes to Consolidated Financial Statements	F- 9

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

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (17)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement under the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)

10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Edward Treska (20)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Robert L. Harris (20)
10.16*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Clayton J. Haynes (20)
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (18)
10.21*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (19)
10.22*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Matthew Vella (20)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (13)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (File No. 000-26068).

(2)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2000 (File No. 000-26068).

(3)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (File No. 000-26068).

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

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	March 15, 2016	By:	/s/ Marvin Key
Marvin Key
Interim Chief Executive Officer (Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Marvin Key and Clayton J. Haynes, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Marvin Key	Interim Chief Executive Officer	March 15, 2016
	Marvin Key	(Principal Executive Officer)

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	March 15, 2016
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	Robert L. Harris, II	Director	March 15, 2016
Robert L. Harris, II

/s/	Fred A. de Boom	Director	March 15, 2016
Fred A. de Boom

/s/	Edward W. Frykman	Director	March 15, 2016
Edward W. Frykman

/s/	G. Louis Graziadio, III	Director	March 15, 2016
G. Louis Graziadio, III

/s/	William S. Anderson	Director	March 15, 2016
William S. Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the internal control over financial reporting of Acacia Research Corporation (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 15, 2016 expressed an unmodified on those financial statements.

/s/ GRANT THORNTON LLP

Los Angeles, California
March 15, 2016

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(In thousands, except share and per share information)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$135,223	$134,466
Restricted cash	10,725	—
Short-term investments	—	58,558
Accounts receivable	33,500	20,168
Deferred income tax	210	1,161
Prepaid expenses and other current assets	4,219	4,355
Total current assets	183,877	218,708
Furniture and equipment, net of accumulated depreciation and amortization	272	500
Patents, net of accumulated amortization	162,642	286,636
Goodwill	—	30,149
Other assets	1,110	355
	$347,901	$536,348
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$17,347	$14,860
Accrued patent investment costs	1,000	16,700
Royalties and contingent legal fees payable	14,878	14,351
Total current liabilities	33,225	45,911
Deferred income taxes	210	1,161
Other liabilities	311	228
Total liabilities	33,746	47,300
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,651,239 shares issued and outstanding as of December 31, 2015 and 50,065,382 shares issued and outstanding as of December 31, 2014	51	50
Treasury stock, at cost, 1,729,408 shares as of December 31, 2015 and December 31, 2014	(34,640)	(34,640)
Additional paid-in capital	633,146	646,595
Accumulated comprehensive loss	(215)	(353)
Accumulated deficit	(288,131)	(128,095)
Total Acacia Research Corporation stockholders’ equity	310,211	483,557
Noncontrolling interests in operating subsidiaries	3,944	5,491
Total stockholders’ equity	314,155	489,048
	$347,901	$536,348

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except share and per share information)

	2015	2014	2013

Revenues	$125,037	$130,876	$130,556
Operating costs and expenses:
Cost of revenues:
Inventor royalties	18,462	20,670	29,724
Contingent legal fees	16,169	23,563	24,784
Litigation and licensing expenses - patents	39,373	37,614	39,335
Amortization of patents	53,067	53,745	49,039
Marketing, general and administrative expenses (including non-cash stock compensation expense of $11,048 in 2015, $18,115 in 2014 and $27,894 in 2013)	38,176	48,554	59,229
Research, consulting and other expenses - business development	3,391	3,840	3,251
Impairment of patent-related intangible assets	74,731	3,497	4,619
Impairment of goodwill	30,149	—	—
Other	4,141	1,548	3,506

Total operating costs and expenses	277,659	193,031	213,487

Operating loss	(152,622)	(62,155)	(82,931)

Total other income (expense)	(56)	(595)	2,131

Loss from operations before (provision for) benefit from income taxes	(152,678)	(62,750)	(80,800)
(Provision for) benefit from income taxes	(4,800)	(3,912)	21,958
Net loss including noncontrolling interests in operating subsidiaries	(157,478)	(66,662)	(58,842)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(2,558)	633	2,408
Net loss attributable to Acacia Research Corporation	$(160,036)	$(66,029)	$(56,434)

Net loss attributable to common stockholders - basic and diluted	$(160,730)	$(66,755)	$(56,945)

Basic and diluted loss per common share	$(3.25)	$(1.37)	$(1.18)

Weighted-average number of shares outstanding, basic and diluted	49,505,817	48,658,088	48,155,832

Cash dividends declared per common share	$0.50	$0.50	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net loss including noncontrolling interests in operating subsidiaries	$(157,478)	$(66,662)	$(58,842)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	(356)	(1,488)	26
Unrealized loss on foreign currency translation, net of tax of $0	(123)	(128)	—
Add: reclassification adjustment for losses included in net income	617	2,210	193
Total other comprehensive loss	(157,340)	(66,068)	(58,623)
Comprehensive income (loss) attributable to noncontrolling interests	(2,558)	633	2,408
Comprehensive loss attributable to Acacia Research Corporation	$(159,898)	$(65,435)	$(56,215)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except share information)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2012	49,160,844	$49	$(26,731)	$644,982	$(1,166)	$(5,632)	$6,976	$618,478
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(56,434)	—	(56,434)
Dividends paid to stockholders	—	—	—	(18,633)	—	—	—	(18,633)
Repurchase of common stock	(600,000)	(1)	(7,909)	—	—	—	—	(7,910)
Repurchase of restricted common stock	(666)	—	—	(16)	—	—	—	(16)
Stock options exercised	115,346	—	—	486	—	—	—	486
Compensation expense relating to restricted stock awards	709,533	1	—	27,893	—	—	—	27,894
Excess tax benefits from stock-based compensation	—	—	—	(1,398)	—	—	—	(1,398)
Net loss attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	(2,408)	(2,408)
Contributions from noncontrolling interests in operating subsidiary, net	—	—	—	—	—	—	1,920	1,920
Unrealized gain on short-term investments	—	—	—	—	219	—	—	219
Balance at December 31, 2013	49,385,057	49	(34,640)	653,314	(947)	(62,066)	6,488	562,198
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(66,029)	—	(66,029)
Dividends paid to stockholders	—	—	—	(25,039)	—	—	—	(25,039)
Stock options exercised	44,506	—	—	206	—	—	—	206
Compensation expense relating to restricted stock awards	635,819	1	—	18,114	—	—	—	18,115
Net loss attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	(633)	(633)
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(364)	(364)
Unrealized loss on foreign currency translation	—	—	—	—	(99)	—	—	(99)
Unrealized gain on short-term investments	—	—	—	—	693	—	—	693
Balance at December 31, 2014	50,065,382	$50	$(34,640)	$646,595	$(353)	$(128,095)	$5,491	$489,048

(Continued on next page)

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Continued)
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except share information)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total
Balance at December 31, 2014	50,065,382	$50	$(34,640)	$646,595	$(353)	$(128,095)	$5,491	$489,048
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(160,036)	—	(160,036)
Dividends paid to stockholders	—	—	—	(25,434)	—	—	—	(25,434)
Stock options exercised	135,000	—	—	938	—	—	—	938
Compensation expense relating to restricted stock awards	450,857	1	—	11,047	—	—	—	11,048
Net income attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	2,558	2,558
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(4,105)	(4,105)
Unrealized loss on foreign currency translation	—	—	—	—	(123)	—	—	(123)
Unrealized gain on short-term investments	—	—	—	—	261	—	—	261
Balance at December 31, 2015	50,651,239	$51	$(34,640)	$633,146	$(215)	$(288,131)	$3,944	$314,155

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
 (In thousands)

	2015	2014	2013

Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(157,478)	$(66,662)	$(58,842)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	53,289	54,049	49,275
Non-cash stock compensation	11,048	18,115	27,894
Excess tax benefits from stock-based compensation	—	—	1,398
Deferred income taxes	—	(1,736)	(26,746)
Impairment of patent-related intangible assets	74,731	3,497	4,619
Impairment of goodwill	30,149	—	—
Other	(109)	(28)	12
Changes in assets and liabilities:
Restricted cash	(10,725)	—	—
Accounts receivable	(13,332)	(13,827)	3,502
Prepaid expenses and other assets	(619)	3,154	(5,300)
Accounts payable and accrued expenses / patent costs	2,570	3,718	2,740
Royalties and contingent legal fees payable	527	3,904	(2,061)

Net cash provided by (used in) operating activities	(9,949)	4,184	(3,509)

Cash flows from investing activities:
Purchases of furniture and equipment	(8)	(109)	(675)
Purchases of available-for-sale investments	(23,296)	(109,963)	(279,693)
Sales and maturities of available-for-sale investments	82,115	182,115	239,370
Patent portfolio investment costs	(19,504)	(42,746)	(25,061)

Net cash provided by (used in) investing activities	39,307	29,297	(66,059)

Cash flows from financing activities:
Dividends paid to stockholders	(25,434)	(25,039)	(18,633)
Distributions to noncontrolling interests in operating subsidiary	(4,105)	(867)	—
Proceeds from the exercise of stock options	938	206	486
Repurchases of common stock	—	—	(7,926)
Contributions from noncontrolling interests in operating subsidiary, net of issuance costs	—	—	1,920
Excess tax benefits (shortfalls) from stock-based compensation	—	—	(1,398)

Net cash used in financing activities	(28,601)	(25,700)	(25,551)

Increase (decrease) in cash and cash equivalents	757	7,781	(95,119)

Cash and cash equivalents, beginning	134,466	126,685	221,804

Cash and cash equivalents, ending	$135,223	$134,466	$126,685

Supplemental schedule of noncash investing activities:
Patent portfolio investment costs included in accrued expenses / costs	$1,000	$16,700	$4,000

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in Marketable Securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. As of December 31, 2015, the balance of short term investments was zero. At December 31, 2014, all of Acacia’s investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in interest and other investment income (loss).

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

Three licensees individually accounted for 24%, 20% and 16% respectively, of revenues recognized during the year ended December 31, 2015. Two licensees individually accounted for 22% and 22%, respectively, of revenues recognized during the year ended December 31, 2014. Two licensees individually accounted for 38% and 16%, respectively, of revenues recognized during the year ended December 31, 2013. Two licensees individually represented approximately 72% and 21% respectively, of accounts receivable at December 31, 2015. Three licensees individually represented approximately 30%, 17% and 15%, respectively, of accounts receivable at December 31, 2014. For 2015, 2014 and 2013, 49%, 43% and 24%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

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

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Acacia considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. Refer to Note 7 for additional information.

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. Refer to Note 7 for additional information.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, investments, accounts receivables, and accounts payable approximates their fair values due to their short-term maturities.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	2015	2014	2013
Numerator (in thousands):
Basic and Diluted
Net loss	$(160,036)	$(66,029)	$(56,434)
Total dividends declared / paid	(25,434)	(25,039)	(18,633)
Dividends attributable to common stockholders	24,740	24,313	18,122
Net loss attributable to common stockholders – basic and diluted	$(160,730)	$(66,755)	$(56,945)

Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	49,505,817	48,658,088	48,155,832

Basic and diluted net loss per common share	$(3.25)	$(1.37)	$(1.18)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	71,468	27,760	27,760

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. The Company is currently evaluating the impact the pronouncement will have on its consolidated financial statements and related disclosures.

In September 2015, the FASB issued an accounting standard update to simplify the accounting for measurement- period adjustments in a business combination by requiring the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustments are determined. The acquirer is also required to record in the reporting period in which the adjustments are determined the effect on earnings of changes in depreciation, amortization, and other items resulting from the change to the provisional amounts. The new guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Management is currently evaluating the effect that implementation of this update will have on its consolidated financial position and results of operations upon adoption.

In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This update is effective for annual reporting periods beginning after December 31, 2016, including interim periods within those annual periods, and early adoption is permitted. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In February 2016, the FASB issued an accounting standard update which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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
Short-term investments at December 31, 2014 were comprised of investments in highly liquid, AAA, U.S. government fixed income securities with maturity dates in 2015. Short-term marketable securities in unrealized loss positions at December 31, 2014 were in continuous unrealized loss positions for less than one year. There were no short-term investments at December 31, 2015.

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

For the year ended December 31, 2015, proceeds from the sale of short-term marketable securities classified as available-for-sale were $82,115,000 and gross realized losses were $617,000. Gross realized losses are recorded in the statements of operations in other income (expense). For the year ended December 31, 2014, proceeds from the sale of short-term marketable securities classified as available-for-sale were $182,115,000 and gross realized losses were $2,188,000. For the year ended December 31, 2013, proceeds from the sale of short-term marketable securities classified as available-for-sale were $239,370,000, gross realized gains were $1,174,000 and gross realized losses were $981,000.

4.  FURNITURE AND EQUIPMENT

Furniture and equipment consists of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014

Furniture and fixtures	$739	$761
Computer hardware and software	649	650
Leasehold improvements	145	144
	1,533	1,555
Less: accumulated depreciation and amortization	(1,261)	(1,055)
	$272	$500

Depreciation expense was $222,000, $304,000 and $236,000 for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015 and 2014, the Company retired $30,000 and $330,000, respectively, of items held in furniture and equipment and recorded a $14,000 and $71,000, respectively, loss on disposal.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014

Payroll and other employee benefits	$576	$1,481
Accrued vacation	701	806
Accrued legal expenses - patent	10,135	8,410
Accrued attorney's fees	—	1,548
Foreign taxes payable (1)	3,960	—
Accrued consulting and other professional fees	1,592	1,530
Other accrued liabilities	383	1,085
	$17,347	$14,860
(1) - Included in "Accounts Payable and Accrued Expenses/Patent Costs" line item on the consolidated statement of cash flows included elsewhere herein.

6.  PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to eight years. For all periods presented, all of Acacia’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to investments in intangible assets as of December 31, 2015 and 2014 are as follows (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2015	2014

Gross carrying amount - patents	$444,137	$453,201
Accumulated amortization - patents(1)	(281,495)	(166,565)
Patents, net	$162,642	$286,636
 (1) Includes patent impairment charges for the applicable periods.

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is 5 years. Scheduled annual aggregate amortization expense is estimated to be $43,218,000 in 2016, $40,577,000 in 2017, $35,777,000 in 2018, $19,410,000 in 2019, $6,787,000 in 2020 and $16,873,000 thereafter.

For the years ended December 31, 2015, 2014 and 2013, Acacia paid patent investment costs totaling $19,504,000, $42,746,000 and $25,061,000, respectively. The patents have initial estimated economic useful lives ranging from two to ten years. Included in net additions to capitalized patent costs during the years ended December 31, 2015 and 2014 are accrued patent investment costs totaling $1,000,000 and $16,700,000, respectively, which are amortized over the estimated economic useful life of the related patents.

During the periods presented, certain operating subsidiaries recovered up-front patent portfolio advances from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio advances, resulting in the acceleration of amortization expense for the applicable patent-related assets. For the years ended December 31, 2014 and 2013, accelerated amortization expense related to the recovery of up-front patent portfolio advances totaled $1,247,000 and $592,000, respectively.

For the years ended December 31, 2015, 2014 and 2013, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $380,000, $2,702,000 and $1,747,000, respectively.

Acacia recorded impairment of patent-related intangible asset charges totaling $74,731,000, $3,497,000 and $4,619,000 for the years ended December 31, 2015, 2014 and 2013, respectively. The impairment charges related to impairments of patent portfolios due to a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to potential prior art related complexities and/or the overall determination that future resources would be allocated to other licensing and enforcement programs with higher potential return profiles. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value. Refer to Note 7 for additional information regarding impairment charges for the year ended December 31, 2015.

For the years ended December 31, 2015, 2014 and 2013, capitalized patent costs, accumulated amortization, and sales proceeds related to patent-related sales and disposals are as follows (in thousands):

	2015	2014	2013

Capitalized patent costs	$500	$3,000	$3,500
Accumulated amortization	120	298	1,753
Sales proceeds	750	3,500	1,000

7. GOODWILL AND PATENT IMPAIRMENT CHARGES
Pursuant to applicable accounting standards, if goodwill and another asset group of a reporting unit are tested for impairment at the same time, the other asset group, the Company's patent portfolios, are to be tested for impairment before goodwill.
Patent Portfolio Impairment Testing - December 31, 2015. Acacia performed an impairment analysis for its patent assets as of December 31, 2015, utilizing the assistance of a third-party valuation specialist, resulting in $74.7 million of patent portfolio impairment charges, for the following reasons:

•
In December 2015, Acacia announced that its subsidiary Adaptix, Inc. received a jury verdict in its case against Alcatel Lucent USA, Inc., and others. The jury returned a verdict that the asserted claims of the patent at issue were

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

invalid and non-infringed. The Adaptix trial loss resulted in a reduction in estimated cash flows for the Adaptix portfolio expected to be realized from future licensing and enforcement activities, leading to impairment charges on the portfolio in the fourth quarter of 2015.

•
Management considered the impact of the fourth quarter 2015 adverse trial outcomes on its estimates of future cash flows that could be realized from future licensing and enforcement activities for other patent portfolios. Estimates of future cash flows for these portfolios were reduced in part in connection with the Company's assessment of probabilities of realization given the recent adverse trial outcomes.

•
Patent impairment charges include the carrying value of other patent portfolios for which, in the fourth quarter of 2015, the Company experienced adverse litigation or trial outcomes, leading to a reduction in or elimination of expected future cash flows. In addition, headcount reductions and internal staff optimization efforts led to changes with respect to which patent portfolios the Company intends to allocate licensing and enforcement resources to in future periods. As such, certain portfolio programs were selected for termination due to a decision to no longer pursue or allocate resources, resulting in a write-off any remaining carrying value in the fourth quarter of 2015.

Goodwill Impairment Testing - December 31, 2015. At December 31, 2015, prior to the completion of the annual goodwill impairment test, the goodwill balance totaled $30.1 million. Goodwill is tested for impairment at the Company's single reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors considered important, which could trigger an impairment review, include the following:

•	significant consistent gradual decline in the Company's stock price for a sustained period;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of assets or the strategy for the Company's overall business;

•	significant negative industry or economic trends; and

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments.

     In connection with Acacia's annual goodwill impairment testing for 2015, the Company identified several qualitative factors triggering an impairment test at December 31, 2015, as follows:

•
Adverse legal outcomes and changes in legal factors. In December 2015, Acacia announced that its subsidiary Adaptix, Inc. received a jury verdict in its case against Alcatel Lucent USA, et al., deciding that the claims of the applicable patents in suit were invalid and non-infringed. This adverse legal outcome and others in the fourth quarter of 2015 resulted in changes in estimates of realization related to litigation outcomes in future periods for certain patent portfolios.

•
Significant consistent gradual decline in the Company’s stock price: Historically, the Company's stock price has been volatile, and the volatility continued during fiscal 2015, declining from $16.72 as of January 2, 2015, to $4.29 as of December 31, 2015, a 74% decline. In addition, subsequent to December 31, 2015, the Company's stock price volatility has continued, trending downward to $3.16 as of February 29, 2016. In the fourth quarter of 2015, given the continued decline in stock price up through December 31, 2015, and the impact of the December 2015 adverse trial outcomes noted above, the gradual consistent decline in the Company's stock price was deemed to be sustained, and hence indicative of a reduction in the estimated fair value of the Company, as reflected in its lower overall market capitalization.

•
Changes in Company Management and Resource Allocations. In connection with certain resource allocation changes within the organization given a change in management in the fourth quarter of 2015, headcount reductions and internal staff optimization efforts occurred, which led to changes with respect to estimates of which patent portfolios the Company intends to continue to allocate licensing and enforcement resources to in future periods. As such, certain patent portfolio programs were selected for termination due to a decision to no longer allocate resources. In addition, changes in estimates regarding the best and highest use of certain patent portfolios were made, resulting in reductions in estimated future cash flows.

At December 31, 2015, the Company utilized the following methods and assumptions in its annual goodwill impairment testing, which was prepared with the assistance of a third-party valuation specialist:

•
At December 31, 2015, the initial qualitative assessment included consideration of the factors described above, resulting in a conclusion that as of December 31, 2015, the consistent gradual decline in the Company’s stock price

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was sustained. The Company also considered the impact of the December 2015 adverse trial outcomes on the Company's stock price and related estimates of fair value for remaining portfolio opportunities. Based on the Company's assessment of these factors, the Company determined that it was more likely than not that goodwill was impaired, constituting a triggering event requiring a goodwill impairment test as of December 31, 2015.

•
The Company conducted the first step of the goodwill impairment test for its single reporting unit as of December 31, 2015. The Company utilized the market capitalization plus cost synergies approach to estimate the fair value of the Company. The estimated market capitalization was determined by multiplying the Company's stock price and the common shares outstanding as of December 31, 2015. Management also considered a control premium in its estimate of fair value for the Company's single reporting unit. The cost synergies were estimated based on the cost savings which could be achieved if the Company was acquired by a competitor in the same operating business.

•
Based on the analysis utilizing the market capitalization plus cost synergies approach, the estimated fair value of the reporting unit of $252 million was below its carrying value of $344.3 million as of December 31, 2015, and therefore, goodwill was determined to be more likely than not, impaired.

•
The purpose of step 2 of the analysis was to determine the estimated fair value of the assets and liabilities of the Company's reporting unit, in order to determine the implied fair value of goodwill for the reporting unit. The excess, if any, of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based upon the analysis performed, the fair value of the Company's single reporting unit did not exceed the amounts assigned to its reporting unit assets and liabilities, resulting in a difference between the implied fair value of goodwill of zero and the historical carrying value of goodwill. As a result, the Company recognized a goodwill impairment charge totaling $30.1 million in the fourth quarter of 2015.

8.  STOCKHOLDERS’ EQUITY
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

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid four quarterly cash dividends totaling $25,434,000 and $25,039,000 in 2015 and 2014 and three quarterly cash dividends totaling $18,633,000 in 2013.

On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016. The Board of Directors terminated the dividend policy due to a number of factors, including the Company’s financial performance and its available cash resources, the Company’s cash requirements and alternative uses of capital that the Board of Directors concluded would represent an opportunity to generate a greater return on investment for the Company and its stockholders.

9.  INCOME TAXES

Acacia’s provision for income taxes for the fiscal periods presented consisted of the following (in thousands):

	2015	2014	2013

Current:
Federal	$—	$—	$—
State taxes	379	289	113
Foreign taxes	4,421	5,359	4,405
Total current	4,800	5,648	4,518
Deferred:
Federal	—	(1,867)	(26,151)
State taxes	—	131	(325)
Total deferred	—	(1,736)	(26,476)
Provision for (benefit from) income taxes	$4,800	$3,912	$(21,958)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$71,494	$59,427
Stock compensation	1,385	1,800
Fixed assets and intangibles	1,359	—
Basis of investments in affiliates	499	1,437
Accrued liabilities and other	442	409
Unrealized loss on short-term investments	—	92
State taxes	81	26
Total deferred tax assets	75,260	63,191
Valuation allowance	(75,179)	(35,927)
Total deferred tax assets, net of valuation allowance	81	27,264

Deferred tax liabilities:
Fixed assets and intangibles	—	(27,157)
Other	(81)	(107)
Total deferred tax liabilities	(81)	(27,264)

Net deferred tax assets (liabilities)	$—	$—

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2015	2014	2013

Statutory federal tax rate - (benefit) expense	(35)%	(35)%	(35)%
State income and foreign taxes, net of federal tax effect	3%	9%	5%
Foreign tax credit	(3)%	(8)%	(6)%
Noncontrolling interests in operating subsidiaries	(1)%	—%	1%
Goodwill	7%	—%	—%
Nondeductible permanent items	—%	1%	2%
Expired capital loss carryforwards	1%	—%	2%
Valuation allowance	31%	39%	4%
	3%	6%	(27)%

For the fiscal years ended December 31, 2015 and 2014, the Company recorded full valuation allowances against its net deferred tax assets due to uncertainty regarding future realizability pursuant to guidance set forth in ASC 740, “Income Taxes.” In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statement of operations in the period the determination is made.

At December 31, 2015, Acacia had U.S. federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $160,840,000 and $55,215,000, expiring between 2025 and 2035, and 2016 and 2035, respectively, for which $0 and $441,000 of federal and state net operating losses are included as a deferred tax asset related to the tax benefits of stock option deductions and which will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia’s tax return. In addition, $1,928,000 and $37,771,000 of federal and state net operating losses are not included as a deferred tax asset and will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia’s tax return as they relate to unrecognized excess tax benefits (see additional information regarding the ordering of windfall tax benefits and use of the “with-and-without” approach below). Capital loss carryovers totaled $3,423,000 at December 31, 2015, expiring between 2017 and 2020.

At December 31, 2015, approximately $29,318,000 of the U.S. federal NOLs, acquired in connection with the acquisition of ADAPTIX, Inc. in 2012, are subject to an annual utilization limitation of approximately $14,100,000, pursuant to the “change in ownership” provisions under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2015, Acacia had approximately $34,298,000 of foreign tax credits, expiring between 2016 and 2025, of which $20,313,000 has been utilized for financial statement purposes. Future realization of the credits as a reduction of taxes payable on Acacia’s tax return will result in an income tax benefit recognizable through additional paid in capital since the entire amount of the credits have been utilized for financial statement purposes under the “with-and-without approach.” In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

Tax expense for the periods presented, primarily reflects foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions, a benefit totaling $1,735,000 from the reversal of the net deferred tax liability that existed at the beginning of the year (2014 only) and other state taxes. Excluding the impact of the change in valuation allowance, annual effective tax rates were (28)%, (33)%, and (31%) for fiscal years 2015, 2014, and 2013, respectively. In 2013, the rate at which the Company recorded the tax benefit associated with the pre-tax loss for the period was reduced from the statutory rate primarily due to certain nondeductible permanent items and expired capital loss carryforwards.  The Company recorded a valuation allowance on foreign tax credits generated in fiscal year 2013 totaling $4,605,000, and therefore, did not recognize the related tax benefit for these tax assets in fiscal year 2013.

The Company has elected to utilize the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit has reduced taxes payable. Under this approach, the windfall tax benefits would be recognized in additional paid in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. The deductions related to the exercise and vesting of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on Acacia’s consolidated tax returns. Accordingly, the

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excess tax benefit related to the exercise and vesting of equity-based incentive awards for the periods presented was credited to additional paid-in capital, not taxes payable. For the year ended December 31, 2013, the Company incurred approximately $1,398,000 of net short falls from the exercise and vesting of equity-based incentive awards, of which $1,398,000 was recorded against its additional paid-in capital pool with no impact to the income statement. For the years ended December 31, 2015 and 2014, the Company incurred approximately $1,917,000 and $2,713,000, respectively, of net short falls from the exercise and vesting of equity-based incentive awards, of which $1,917,000 and $2,713,000, respectively, was recorded against its additional paid-in capital, subject to a full valuation allowance, with no impact to the income statement.

Acacia is subject to taxation in the U.S. and in various state jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2000. The California Franchise Tax Board is auditing the 2011 and 2012 California combined income tax returns. The audit is in process and no findings or adjustments have been proposed.

At December 31, 2015, the Company had total unrecognized tax benefits of approximately $2,127,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2015. If recognized, approximately $2,127,000, net of valuation analysis, would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense. Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

10.  STOCK-BASED INCENTIVE PLANS

The 2007 Acacia Technologies Stock Incentive Plan (“2007 Plan”) and the 2013 Acacia Research Corporation Stock Incentive Plan (“2013 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in May 2007 and May 2013, respectively. All Plans allow grants of stock options, stock awards and performance shares with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants. Except as noted below, the terms and provisions of the Plans are identical in all material respects.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rendered. The eligible individuals shall have full stockholder rights with respect to any shares of Common Stock issued to them under the Stock Issuance Program, whether or not their interest in those shares is vested. Accordingly, the eligible individuals shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.

•
Automatic Option Grant Program (2013Plan only). Each non-employee director will receive restricted stock units for the number of shares determined by dividing the annual retainer by the closing price of Acacia’s common stock on the grant date, provided that such individual has served as a non-employee director for at least 6 months. In addition, each new non-employee director will receive restricted stock units for the number of shares determined by dividing the annual board of directors retainer by the closing price of Acacia’s common stock on the commencement date. Restricted stock units vest in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control. Acacia will deliver shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events: (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director’s service as a member of the Company’s Board of Directors. The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered.

The initial share reserve under the 2007 Plan was 560,000 shares. The number of shares of common stock available for issuance under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan). At December 31, 2015, there were no shares available for grant under the 2007 Plan.

The number of shares of Common Stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market. At December 31, 2015, there were 2,778,000 shares available for grant under the 2013 Plan.

Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock. Acacia’s board of directors may amend or modify the Plans at any time, subject to any required stockholder approval.

The following table summarizes stock option activity for the Plans for the year ended December 31, 2015:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2014	150,000	$7.59
Exercised	(135,000)	$6.95
Outstanding at December 31, 2015	15,000	$13.38	1 year	$—
Vested	15,000	$13.38	1 year	$—
Exercisable at December 31, 2015	15,000	$13.38	1 year	$—

The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $751,000, $518,000, and $2,024,000, respectively. No options vested during the years ended December 31, 2015, 2014 and 2013.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes nonvested restricted share activity for the year ended December 31, 2015:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2014	1,018,000	$18.71
Granted	894,000	$12.83
Vested	(615,000)	$18.69
Canceled	(468,000)	$15.13
Nonvested restricted stock at December 31, 2015	829,000	$14.41

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2015, 2014 and 2013 was $12.83, $14.41, and $24.31, respectively. The aggregate fair value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $11,494,000, $21,490,000, $22,317,000, respectively. As of December 31, 2015, the total unrecognized compensation expense related to nonvested restricted stock awards was $9,264,000, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes restricted stock unit activity for the year ended December 31, 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested restricted stock units outstanding at December 31, 2014	33,000	$17.10
Granted	28,000	$16.72
Vested	(26,000)	$18.48
Nonvested restricted stock units outstanding at December 31, 2015	35,000	$15.78
Vested restricted stock units outstanding at December 31, 2015	75,000	$23.32

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2015 and 2014 was $16.72 and $14.33, respectively.  There were no restricted units granted during the year ended December 31, 2013. The aggregate fair value of restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $480,000, $460,000 and $469,000, respectively. As of December 31, 2015, the total unrecognized compensation expense related to restricted stock unit awards was $482,000, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

As of December 31, 2015, there are 2,903,000 shares of common stock reserved for issuance under the Plans.

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring at various dates from 2016 through 2020. Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Years ending December 31,
2016	$1,459
2017	1,557
2018	1,612
2019	1,669
2020	166
Total minimum lease payments	$6,463

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense for the years ended December 31, 2015, 2014 and 2013 approximated $1,926,000, $1,523,000 and $1,312,000, respectively. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases are amortized on a straight-line basis over the lease term.

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

Fiscal year 2015 operating expenses included expenses for court ordered attorney fees and settlement and contingency accruals totaling $4,141,000. Fiscal year 2014 operating expenses included an expense accrual for court ordered attorney fees related to matters initiated in 2010 and 2011 totaling $1,548,000. Operating expenses for the year ended December 31, 2013 included a one-time, non-recurring charge related to the resolution of a dispute concerning legal fees associated with a prior matter totaling $3,506,000.

Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

therefore, have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at December 31, 2015.

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
The Guarantee is secured by a cash deposit at the contracting bank totaling $10,721,000, which is classified as restricted cash in the accompanying balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the consolidated statement of operations.
Other

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250,000,000. The Acacia IP Fund invests in, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. Refer to Note 2 to these notes to consolidated financial statements for information regarding the consolidation of majority-owned subsidiaries and the presentation of related noncontrolling interests. At December 31, 2015 and 2014, the Acacia IP Fund net assets and net loss were primarily comprised of the following (in thousands):

	2015	2014
Cash and other assets	$7,740	$2,823
Patents, net of accumulated amortization	147	967
Investments - noncurrent	5,829	8,281
Total assets	$13,716	$12,071

Accrued expenses and contributions	$7,436	$1,876
Total liabilities	7,436	1,876
Net assets	$6,280	$10,195

	2015	2014
Revenues	$18	$1,560
Operating expenses	1,617	1,724
Gain from operations	(1,599)	(164)
Net gain (loss) in equity method investments	6,922	(1,807)
Net income (loss)	$5,323	$(1,971)

12.  RETIREMENT SAVINGS PLAN AND EXECUTIVE SEVERANCE POLICY

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

13.  SUPPLEMENTAL CASH FLOW INFORMATION

Federal taxes paid totaled $0, $0 and $3,000,000 for the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2013, prepaid expenses and other current assets included federal and state income taxes receivable totaling $3,251,000. Cash paid for state income taxes totaled $211,000, $172,000 and $516,000 for the years ended December 31, 2015, 2014 and 2013, respectively. Foreign taxes withheld totaled $4,421,000, $5,159,000 and $4,605,000 for the years ended December 31, 2015, 2014 and 2013.

Refer to Note 6 to these notes to consolidated financial statements for information regarding noncash investing activity related to the investment in patent portfolios for the periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2015. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2015	2015	2015	2015	2014	2014	2014	2014
	(Unaudited, in thousands, except share and per share information)
Revenues	$34,210	$40,336	$12,994	$37,497	$12,578	$50,076	$37,192	$31,030
Operating costs and expenses:
Cost of revenues:
Inventor royalties	9,325	1,265	116	7,756	951	10,694	4,667	4,358
Contingent legal fees	4,784	5,512	1,972	3,901	1,527	7,077	7,663	7,296
Litigation and licensing expenses - patents	8,675	9,012	10,345	11,341	8,994	10,820	9,592	8,208
Amortization of patents	13,038	13,228	13,688	13,113	11,906	15,532	13,511	12,796
Marketing, general and administrative expenses (including non-cash stock compensation expense)	10,575	9,587	9,442	8,572	11,693	13,181	11,636	12,044
Research, consulting and other expenses - business development	997	732	802	860	992	1,003	1,208	637
Impairment of patent-related intangible assets	—	—	—	74,731	2,566	—	—	931
Impairment of goodwill	—	—	—	30,149	—	—	—	—
Other	426	—	3,465	250	—	—	1,548	—
Total operating costs and expenses	47,820	39,336	39,830	150,673	38,629	58,307	49,825	46,270
Operating income (loss)	(13,610)	1,000	(26,836)	(113,176)	(26,051)	(8,231)	(12,633)	(15,240)
Total other income (expense)	228	(104)	(180)	—	109	(196)	(57)	(451)
Income (loss) before (provision for) benefit from income taxes	(13,382)	896	(27,016)	(113,176)	(25,942)	(8,427)	(12,690)	(15,691)
Benefit from (provision for) income taxes	(170)	(119)	(337)	(4,174)	1,372	(4,689)	(145)	(450)
Net income (loss) including noncontrolling interests	(13,552)	777	(27,353)	(117,350)	(24,570)	(13,116)	(12,835)	(16,141)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	422	(4,463)	43	1,440	149	167	420	(103)
Net loss attributable to Acacia Research Corporation	$(13,130)	$(3,686)	$(27,310)	$(115,910)	$(24,421)	$(12,949)	$(12,415)	$(16,244)
Net loss per common share attributable to Acacia Research Corporation:
Basic and diluted income (loss) per share	$(0.27)	$(0.08)	$(0.55)	$(2.33)	$(0.51)	$(0.27)	$(0.26)	$(0.34)
Weighted-average number of shares outstanding, basic and diluted	49,212,207	49,423,472	49,630,369	49,749,941	48,329,375	48,543,334	48,806,334	48,944,914

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc.(15)

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement under the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Edward Treska (10)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Robert L. Harris (20)
10.16*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Clayton J. Haynes (20)
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (18)
10.21*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (19)
10.22*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Matthew Vella (20)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (13)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

(1)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (File No. 000-26068).

(2)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 20, 2000 (File No. 000-26068).

(3)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (File No. 000-26068).

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

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-26068).