Form 10-Q
period 2016-03-31
ACACIA RESEARCH CORP
filed 2016-05-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
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

As of May 6, 2016, 50,397,502 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$145,329	$135,223
Restricted cash	11,523	10,725
Accounts receivable	25,175	33,500
Deferred income taxes	210	210
Prepaid expenses and other current assets	4,352	4,219
Total current assets	186,589	183,877
Property and equipment, net	231	272
Patents, net	151,882	162,642
Other assets	1,111	1,110
	$339,813	$347,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,580	$17,347
Accrued patent investment costs	—	1,000
Royalties and contingent legal fees payable	18,618	14,878
Total current liabilities	33,198	33,225
Deferred income taxes	210	210
Other liabilities	345	311
Total liabilities	33,753	33,746
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,458,905 and 50,651,239 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	50	51
Treasury stock, at cost, 1,729,408 shares as of March 31, 2016 and December 31, 2015	(34,640)	(34,640)
Additional paid-in capital	634,882	633,146
Accumulated comprehensive loss	(148)	(215)
Accumulated deficit	(298,096)	(288,131)
Total Acacia Research Corporation stockholders’ equity	302,048	310,211
Noncontrolling interests in operating subsidiaries	4,012	3,944
Total stockholders’ equity	306,060	314,155
	$339,813	$347,901

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$24,721	$34,210
Operating costs and expenses:
Cost of revenues:
Inventor royalties	1,573	9,325
Contingent legal fees	4,109	4,784
Litigation and licensing expenses - patents	7,723	8,675
Amortization of patents	10,760	13,038
General and administrative expenses (including non-cash stock compensation expense of $1,735 for the three months ended March 31, 2016 and $3,247 for the three months ended March 31, 2015, respectively)	7,994	10,575
Research, consulting and other expenses - business development	522	997
Other	1,742	426
Total operating costs and expenses	34,423	47,820
Operating loss	(9,702)	(13,610)

Total other income (expense)	(3)	228
Loss before provision for income taxes	(9,705)	(13,382)
Provision for income taxes	(192)	(170)
Loss including noncontrolling interests in operating subsidiaries	(9,897)	(13,552)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(68)	422
Net loss attributable to Acacia Research Corporation	$(9,965)	$(13,130)

Net loss attributable to common stockholders - basic and diluted	$(9,965)	$(13,345)

Basic and diluted loss per common share	$(0.20)	$(0.27)

Weighted average number of shares outstanding - basic and diluted	49,925,550	49,212,207

Cash dividends declared per common share	$—	$0.125

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Net loss including noncontrolling interests in operating subsidiaries	$(9,897)	$(13,552)
Other comprehensive income (loss):
Unrealized loss on short-term investments, net of tax of $0	—	(143)
Unrealized loss on foreign currency translation, net of tax of $0	67	(28)
Reclassification adjustment for losses included in net loss	—	84
Total other comprehensive loss	(9,830)	(13,639)
Comprehensive (income) loss attributable to noncontrolling interests	(68)	422
Comprehensive loss attributable to Acacia Research Corporation	$(9,898)	$(13,217)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(9,897)	$(13,552)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	10,803	13,101
Non-cash stock compensation	1,735	3,247
Other	69	(12)

Changes in assets and liabilities:
Restricted cash	(798)	(10,718)
Accounts receivable	8,325	(9,839)
Prepaid expenses and other assets	(134)	(702)
Accounts payable and accrued expenses	(2,733)	(2,133)
Royalties and contingent legal fees payable	3,740	4,778

Net cash provided by (used in) operating activities	11,110	(15,830)

Cash flows from investing activities:
Investments in patents/ patent rights	(1,000)	(16,861)
Purchases of property and equipment	(4)	—
Purchases of available-for-sale investments	—	(13,369)
Maturities and sales of available-for-sale investments	—	18,579

Net cash used in investing activities	(1,004)	(11,651)

Cash flows from financing activities:
Dividends paid to stockholders	—	(6,375)
Proceeds from exercises of stock options	—	938

Net cash used in financing activities	—	(5,437)

Increase (decrease) in cash and cash equivalents	10,106	(32,918)

Cash and cash equivalents, beginning	135,223	134,466

Cash and cash equivalents, ending	$145,329	$101,548

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$—	$900

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2016, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. Four licensees individually accounted for 22%, 19%, 16% and 11% of revenues recognized during the three months ended March 31, 2016, and two licensees individually accounted for 58% and 15% of revenues recognized during the three months ended March 31, 2015. For the three months ended March 31, 2016 and 2015, 25% and 62%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement.The Company does not have any material foreign operations.

Three licensees individually represented approximately 48%, 22% and 15% of accounts receivable at March 31, 2016. Two licensees individually represented approximately 72% and 21% of accounts receivable at December 31, 2015.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company's effective tax rates for the three months ended March 31, 2016 and 2015, were 2% and 1%, respectively. The effective rates for the periods presented primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	Three Months Ended March 31,
	2016	2015
Numerator (in thousands):
Basic and Diluted
Net loss	$(9,965)	$(13,130)
Total dividends declared / paid	—	(6,375)
Dividends attributable to common stockholders	—	6,160
Net loss attributable to common stockholders – basic and diluted	$(9,965)	$(13,345)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	49,925,550	49,212,207

Basic and diluted net loss per common share	$(0.20)	$(0.27)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	2,350,445	71,468

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PATENTS

Acacia’s only identifiable intangible assets at March 31, 2016 and December 31, 2015 are patents and patent rights.  Patent-related accumulated amortization totaled $292,255,000 and $281,495,000 as of March 31, 2016 and December 31, 2015, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to eight years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately five years.  The following table presents the scheduled annual aggregate amortization expense as of March 31, 2016 (in thousands):

For the years ending December 31,
Remainder of 2016	$32,484
2017	40,561
2018	35,765
2019	19,412
2020	6,787
Thereafter	16,873
$151,882

For the three months ended March 31, 2016 and 2015, Acacia paid patent related investment costs, including up-front patent portfolio advances and previously accrued milestone payments related to patent related investments made in prior periods, totaling $1,000,000 and $16,861,000, respectively.  The underlying patents have estimated economic useful lives of approximately five to ten years. Included in net additions to capitalized patent costs during the three months ended March 31, 2015 are accrued patent investment costs totaling $900,000, which are amortized over the estimated economic useful life of the related patents.

5.  COMMITMENTS AND CONTINGENCIES
Bank Guarantee
In March 2015, an operating subsidiary of Acacia entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. An injunction is an equitable remedy in the form of a court order that compels the defendant(s) to cease marketing, offering for sale or importing applicable infringing products into applicable jurisdiction(s). Under German law, in order to enforce the injunction granted by the court, a Guarantee is required to be furnished by the operating subsidiary, the plaintiff in the case, for potential payment to the defendants of any applicable claims which may be incurred by the defendants as a result of the enforcement of the injunction, only in the event that the aforementioned court ruling is subsequently successfully appealed by the defendants or otherwise amended. The Guarantee is required to be issued unlimited with respect to time, until appropriately extinguished in accordance with German law. The Guarantee will be extinguished when a relevant extinguishment order by the court having jurisdiction takes effect, typically occurring when the related infringement case has been settled or a final non-appealable decision has been issued by the court.
The Guarantee is secured by a cash deposit at the contracting bank, which is classified as restricted cash in the accompanying balance sheets, totaling $11,523,000 and $10,725,000 as of March 31, 2016 and December 31, 2015, respectively. Changes in the balance are primarily a result of foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2017, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the consolidated statement of operations.
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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against Acacia or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material.

For the three months ended March 31, 2016 and 2015, other operating expenses were $1,742,000 and $426,000, respectively. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Other
Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.

6. STOCKHOLDERS’ EQUITY

Cash Dividends. The Company paid quarterly cash dividends totaling $6,375,000 during the three months ended March 31, 2015 in the amount of $0.125 per share. On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016. The Board of Directors terminated the dividend policy due to a number of factors, including the Company’s financial performance and its available cash resources, the Company’s cash requirements and alternative uses of capital that the Board of Directors concluded would represent an opportunity to generate a greater return on investment for the Company and its stockholders.

Tax Benefits Preservation Plan. On March 15, 2016, Acacia's Board of Directors announced that it unanimously approved the adoption of a Tax Benefits Preservation Plan (the “Plan"). The purpose of the Plan is to protect the Company's ability to utilize potential tax assets, such as net operating loss carryforwards (“NOLs") and tax credits to offset potential future taxable income.

The Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any (i) person or group from acquiring beneficial ownership of 4.9% or more of the Company's outstanding common stock and (ii) any existing shareholders who, as of the time of the first public announcement of the adoption of the Plan, beneficially own more than 4.9% of the Company's then-outstanding shares of the Company's common stock from acquiring additional shares of the Company's common stock (subject to certain exceptions). There is no guarantee, however, that the Plan will prevent the Company from experiencing an ownership change.

In connection with the adoption of the Plan, Acacia's Board of Directors authorized and declared a dividend distribution of one right, under the plan, for each outstanding share of the Company's common stock to shareholders of record at the close of business on March 16, 2016.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue.  Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2017, and are to be applied

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

retrospectively or the cumulative effect as of the date of adoption, with early application not permitted.  The Company is currently evaluating the impact and method of adoption the pronouncement will have on its consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued an accounting standard update to simplify the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. This update is effective for annual reporting periods beginning after December 31, 2016, including interim periods within those annual periods, and early adoption is permitted. Management does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We are a leader in patent licensing and enforcement and our operating subsidiaries have established a proven track record of licensing success with more than 1,500 license agreements executed to date, across 186 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. To date, we have generated gross licensing revenue of approximately $1.3 billion, and have returned more than $705 million to our patent partners.

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

For the three months ended March 31, 2016, we reported revenues of $24.7 million from 12 new revenue agreements covering 15 different licensing programs. Cash and restricted cash totaled $156.9 million as of March 31, 2016, as compared to $145.9 million as of December 31, 2015. During the three months ended March 31, 2016, we made patent related investment payments to patent owners, with whom we partnered for the licensing of their patented technologies, totaling $1,000,000.

Operating activities during the periods presented included the following:

	Three Months Ended March 31,
	2016	2015

Revenues (in thousands)	$24,721	$34,210
New agreements executed	12	23
Licensing and enforcement programs generating revenues	15	18

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

As of Date:	Trailing Twelve -Month Revenues	% Change

March 31, 2016	$115,548	(8)%
December 31, 2015	$125,037	5%
September 30, 2015	$118,570	(17)%
June 30, 2015	$142,768	(6)%
March 31, 2015	$152,508	—%

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

Management does not attempt to manage for smooth sequential periodic growth in revenues period to period, and therefore, periodic results can be uneven. In some cases, licensing revenues not generated in a current period are not necessarily foregone, but depending on whether negotiations, litigation or both continue into subsequent periods, and depending on a number of other factors, such potential revenues may be pushed into subsequent fiscal periods.

Revenues for the three months ended March 31, 2016 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology	•	Online Auction Guarantee technology
•	Audio Communications Fraud Detection technology	•	Reflective and Radiant Barrier Insulation technology
•	Bone Wedge technology	•	Speech codes used in wireless and wireline systems technology
•	Broadband Communications technology	•	Telematics technology
•	Cardiology and Vascular Device technology	•	Unicondylar Knee Replacement technology
•	DisplayPort and MIPI DSI technology	•	Variable Data Printing technology(1)
•	Gas Modulation Control Systems technology	•	Wireless Infrastructure and User Equipment technology
•	Lighting Ballast technology
_________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2016

Revenues for the three months ended March 31, 2015 included fees from the following technology licensing and enforcement programs:

•	3G & 4G Cellular Air Interface and Infrastructure technology	•	Location Based Services technology
•	Audio Communications Fraud Detection technology	•	Oil and Gas Production technology
•	Automotive Safety, Navigation and Diagnostics technology	•	Online Auction Guarantee technology
•	Broadband Communications technology	•	Reflective and Radiant Barrier Insulation technology
•	DisplayPort and MIPI DSI technology(1)	•	Semiconductor Testing technology(1)
•	Gas Modulation Control Systems technology	•	Speech codes used in wireless and wireline systems technology
•	Innovative Display technology	•	Super Resolutions Microscopy technology
•	Intercarrier SMS technology	•	Suture Anchors technology
•	Interstitial and Pop-Up Internet Advertising technology	•	Telematics technology
________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2015

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2016 and 2015
(In thousands, except percentage change values)

	Three Months Ended March 31,		%
	2016	2015	Change

Revenues	$24,721	$34,210	(28)%
Operating costs and expenses	34,423	47,820	(28)%
Operating loss	(9,702)	(13,610)	(29)%
Loss before provision for income taxes	(9,705)	(13,382)	(27)%
Provision for income taxes	(192)	(170)	13%
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(68)	422	(116)%
Net loss attributable to Acacia Research Corporation	(9,965)	(13,130)	(24)%

Overview - Three months ended March 31, 2016 compared with the three months ended March 31, 2015

•
Revenues decreased $9.5 million, or 28%, to $24.7 million, as compared to $34.2 million in the comparable prior year quarter, due primarily to a decrease in the number of agreements executed, partially offset by an increase in the average revenue per agreement in the first quarter of 2016.

•
Loss before income taxes was $9.7 million for the three months ended March 31, 2016, as compared to $13.4 million for the three months ended March 31, 2015. The change was due primarily to the 28% decrease in revenues and the (28)% decrease in operating costs, including the following:

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $8.4 million, or 60%, compared to the 28% decrease in related revenues for the same periods, due primarily to a greater percentage of revenues generated in the first quarter of 2016 having lower average inventor royalty rates, primarily due to higher average levels of upfront advance recovery related preferred returns, as compared to the portfolios generating revenues in the prior year quarter.

•	Litigation and licensing expenses-patents decreased $952,000, or 11%, to $7.7 million, due primarily to a net decrease in litigation support costs associated with upcoming trials.

•
Amortization expense decreased $2,278,000, or 17%, to $10.8 million, due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015.

•
General and administrative expenses decreased $2.6 million, or 24%, to $8.0 million, due primarily to a net decrease in non-cash stock compensation and personnel costs in connection with head count reduction activities in 2015 and 2016, and a decrease in variable performance-based compensation costs.

•
Other operating expenses were $1.7 million as compared to $426,000 in the comparable prior year quarter. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Investments in Patent Portfolios

Certain of our operating subsidiaries continue to identify and explore opportunities to partner with patent owners with quality patent assets, across a range of technology areas that have been, or are anticipated to be, adopted by third-parties in connection with the manufacture or sale of products and services. Future patent portfolio investments will expand and diversify our future revenue generating opportunities.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in new patents and inventions through our new or existing relationships with patent owners. If our operating subsidiaries are unable to maintain those relationships and to continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and growth. In this regard, our current or future relationships may not provide the volume or quality of technologies necessary to sustain our business. In some cases, universities and other technology sources may compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies may reduce the number of technology sources and potential clients to whom we can market our services. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our operating results, financial condition and business overall.

For example, in fiscal year 2015, we obtained control of 3 new patent portfolios with applications over a wide range of technology areas, compared to 6 new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. We did not acquire any new patent portfolios in the first quarter of 2016. The decrease in patent portfolio intake, in part, reflects a strategic decision in 2013 to shift the focus of our operating business to increasingly serve a smaller number of customers each having higher quality patent portfolios. High quality patent portfolios are typically associated with higher numbers of varied defensible claims, higher revenue potential, originating from high-pedigreed patent owners and/or possessing a relatively large number of prospective licensees. As a result, our gross number of patent portfolio acquisitions has trended downward. The decrease may also be reflective, in part, of industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement and may be affecting the market availability of suitable patent portfolios for acquisition. Despite recent efforts to broaden our patent portfolio intake, if these industry trends continue, our future patent portfolio intake could be negatively impacted, resulting in a decrease in future revenue generating opportunities.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have 12 pending patent infringement cases with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level since outcomes can be unfavorable. It is often difficult for juries and trial judges to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2015. Refer to Note 2 to the consolidated financial statements included in this report.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues and Pretax Net Loss

	Three Months Ended March 31,		Change
	2016	2015	$	%

Revenues (in thousands, except percentage change values)	$24,721	$34,210	$(9,489)	(28)%
New agreements executed	12	23
Average revenue per agreement (in thousands)	$2,060	$1,487

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows (in thousands):

Three Months Ended March 31,
2016 vs. 2015

Change in number of agreements executed	$(16,361)
Change in average revenue per agreement executed	6,872
Total change in revenues	$(9,489)

Four licensees individually accounted for 22%, 19%, 16% and 11% of revenues recognized during the three months ended March 31, 2016, and two licensees individually accounted for 58% and 15% of revenues recognized during the three months ended March 31, 2015. For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentage change values)
Loss before provision for income taxes	$(9,705)	$(13,382)	$3,677	(27)%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended March 31,
	2016 vs. 2015%
	(in thousands, except percentage values)
Decrease in revenues	$(9,489)	(258)%
Decrease in inventor royalties and contingent legal fees	8,427	229%
Decrease in general and administrative expenses	2,581	70%
Decrease in litigation and licensing expenses	952	26%
Decrease in patent amortization expenses	2,278	62%
Other	(1,072)	(29)%
Total change in loss before provision for income taxes	$3,677	100%

Cost of Revenues

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentage change values)

Inventor royalties	$1,573	$9,325	$(7,752)	(83)%
Contingent legal fees	$4,109	$4,784	$(675)	(14)%

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

	Three Months Ended March 31,	%
	2016 vs. 2015
Inventor Royalties:
Decrease in total revenues	$(2,605)	34%
Decrease in inventor royalty rates	(72)	1%
Increase in revenues without inventor royalty obligations primarily due to upfront advance related preferred returns	(5,075)	65%
Total change in inventor royalties expense	$(7,752)	100%

Contingent Legal Fees:
Decrease in total revenues	$(1,408)	209%
Decrease in contingent legal fee rates	682	(101)%
Decrease in revenues without contingent legal fee obligations	51	(8)%
Total change in contingent legal fees expense	$(675)	100%

	Three Months Ended March 31,		Change
	2016	2015	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$7,723	$8,675	$(952)	(11)%
Amortization of patents	$10,760	$13,038	$(2,278)	(17)%
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

Litigation and licensing expenses-patents for the three month periods presented decreased due to a net decrease in litigation support costs associated with upcoming trials. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended March 31,		Change
	2016	2015	$	%

General and administrative expenses	$6,259	$7,328	$(1,069)	(15)%
Non-cash stock compensation expense	1,735	3,247	(1,512)	(47)%
Total general and administrative expenses	$7,994	$10,575	$(2,581)	(24)%

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

	Three Months Ended March 31,
	2016 vs. 2015%

Personnel cost reductions due to headcount reductions	$(1,586)	61%
Variable performance-based compensation costs	(534)	21%
Corporate, general and administrative costs	558	(22)%
Non-cash stock compensation expense	(1,512)	59%
Non-recurring employee severance costs	493	(19)%
Total change in general and administrative expenses	$(2,581)	100%

Other Operating Expenses

First quarter 2016 other operating expenses were $1,742,000 as compared to $426,000 in the comparable prior year quarter. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Income Taxes

	Three Months Ended March 31,
	2016	2015

Provision for income taxes (in thousands)	$(192)	$(170)
Effective tax rate	2%	1%

Tax expense for the three months ended March 31, 2016 and 2015 primarily reflects the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions, state taxes and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least May 2017 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2016.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents on hand, excluding restricted cash balances, totaled $145.3 million at March 31, 2016, compared to $135.2 million at December 31, 2015.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2016	2015

Net cash provided by (used in):
Operating activities	$11,110	$(15,830)
Investing activities	(1,004)	(11,651)
Financing activities	—	(5,437)

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2016 increased 36% to $33.0 million, as compared to $24.4 million in the comparable 2015 period due to the the net impact of the timing of cash receipts from licensees. Cash outflows from operations for the three months ended March 31, 2016 decreased 45% to $21.9 million, as compared to $40.2 million in the comparable 2015 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee is secured by a cash deposit (classified as restricted cash in the accompanying balances sheets) at the contracting bank, totaling $11.5 million and $10.7 million, at March 31, 2016 and December 31, 2015, respectively. See below for additional information.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015

Available-for-sale investments, net	$—	$5,210
Investments in patents/ patent rights	(1,000)	(16,861)
Purchases of property and equipment	(4)	—
Net cash provided by investing activities	$(1,004)	$(11,651)
Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015

Dividends paid to stockholders	$—	$(6,375)
Proceeds from exercises of stock options	—	938
Net cash used in financing activities	$—	$(5,437)

We paid quarterly cash dividends totaling $6.4 million during the three months ended March 31, 2015 in the amount of $0.125 per share. On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016.

Working Capital

Working capital (including restricted cash) at March 31, 2016 increased to $153.4 million, compared to $150.7 million at December 31, 2015. Consolidated accounts receivable from licensees decreased to $25.2 million at March 31, 2016, compared to $33.5 million at December 31, 2015. Consolidated royalties and contingent legal fees payable increased to $18.6 million at March 31, 2016, compared to $14.9 million at December 31, 2015.

The majority of accounts receivable from licensees at March 31, 2016 were collected or scheduled to be collected in the second quarter of 2016, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the second or third quarter of 2016, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2016.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of March 31, 2016 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases, net of guaranteed sublease income	$4,960	$942	$2,569	$1,449	$—

Standby Letter of Credit and Guarantee Arrangement. In March 2015, an operating subsidiary of ours entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. An injunction is an equitable remedy in the form of a court order that compels the defendant(s) to cease marketing, offering for sale or importing applicable infringing products into applicable jurisdiction(s). Under German law, in order to enforce the injunction granted by the court, a Guarantee is required to be furnished by our operating subsidiary, the plaintiff in the case, for potential payment to the defendants of any applicable claims which may be incurred by the defendants as a result of the enforcement of the injunction, only in the event that the aforementioned court ruling is subsequently successfully appealed by the defendants or otherwise amended. The Guarantee is required to be issued unlimited with respect to time, until appropriately extinguished in accordance with German law. The Guarantee will be extinguished when a relevant extinguishment order by the court having jurisdiction takes effect, typically occurring when the related infringement case has been settled or a final non-appealable decision has been issued by the court.
The Guarantee is secured by a cash deposit at the contracting bank totaling $11.5 million and $10.7 million, as of March 31, 2016 and December 31, 2015, respectively. Changes in the balance are primarily a result of foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2017, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.
Uncertain Tax Positions.  At March 31, 2016, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of March 31, 2016. Recognition of the tax benefits would not have a material impact on our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

Recent Accounting Pronouncements

Refer to Note 7 to the consolidated financial statements included in this report.

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

During the periods presented, our short-term investments were comprised of AAA-rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets) and direct investments in highly liquid, AAA-rated, U.S. government securities.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2016) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II--OTHER INFORMATION

Item 1A.  RISK FACTORS

The risk factors set forth below contain changes to the description of the applicable risk factors previously disclosed in Item 1A. to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 15, 2016.
Failure to effectively manage our operational changes could strain our managerial, operational and financial resources and could adversely affect our business and operating results.

Our recent operational changes have placed, and are expected to continue to place, a strain on our managerial, operational and financial resources and systems. Operational changes primarily relate to the resignation of Matthew Vella, our former Chief Executive Officer and President in December 2015, the appointment of Marvin Key, Chief Executive Officer of Acacia Research Group LLC, to Chief Executive Officer of Acacia Research Corporation in December 2015, and 2015 and 2016 reductions in employee headcount across our licensing, business development and engineering functions. Further, as our operating subsidiary companies’ businesses grow or change, we will be required to continue to manage multiple relationships. Any further growth or change by us or our subsidiary companies, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth or other operational changes effectively or to develop, expand or otherwise modify our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-k filed on March 28, 2016).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

/s/ Marvin Key
By: Marvin Key
Interim Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     May 9, 2016

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-k filed on March 28, 2016).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.