Form 10-Q
period 2016-06-30
ACACIA RESEARCH CORP
filed 2016-08-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
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

As of August 5, 2016, 50,383,318 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$139,772	$135,223
Restricted cash	14,036	10,725
Short-term investments	32,243	—
Accounts receivable	4,325	33,500
Deferred income taxes	210	210
Prepaid expenses and other current assets	4,310	4,219
Total current assets	194,896	183,877
Property and equipment, net	189	272
Patents, net	100,958	162,642
Other assets	365	1,110
	$296,408	$347,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,424	$17,347
Accrued patent investment costs	—	1,000
Royalties and contingent legal fees payable	17,854	14,878
Total current liabilities	29,278	33,225
Deferred income taxes	210	210
Other liabilities	354	311
Total liabilities	29,842	33,746
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,392,241 and 50,651,239 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	50	51
Treasury stock, at cost, 1,729,408 shares as of June 30, 2016 and December 31, 2015	(34,640)	(34,640)
Additional paid-in capital	636,332	633,146
Accumulated comprehensive loss	(171)	(215)
Accumulated deficit	(338,669)	(288,131)
Total Acacia Research Corporation stockholders’ equity	262,902	310,211
Noncontrolling interests in operating subsidiaries	3,664	3,944
Total stockholders’ equity	266,566	314,155
	$296,408	$347,901

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues	$41,351	$40,336	$66,072	$74,546
Operating costs and expenses:
Cost of revenues:
Inventor royalties	—	1,265	1,573	10,590
Contingent legal fees	10,418	5,512	14,527	10,296
Litigation and licensing expenses - patents	7,324	9,012	15,047	17,687
Amortization of patents	10,759	13,228	21,519	26,266
General and administrative expenses (including non-cash stock compensation expense of $1,475 and $3,210 for the three and six months ended June 30, 2016, respectively, and $3,177 and $6,424 for the three and six months ended June 30, 2015, respectively)	7,535	9,587	15,529	20,162
Research, consulting and other expenses - business development	1,334	732	1,856	1,729
Write-off of patent-related intangible assets	40,165	—	40,165	—
Other (income) expense	(1,242)	—	500	426
Total operating costs and expenses	76,293	39,336	110,716	87,156
Operating income (loss)	(34,942)	1,000	(44,644)	(12,610)

Total other income (expense)	(52)	(104)	(55)	124
Income (loss) before provision for income taxes	(34,994)	896	(44,699)	(12,486)
Provision for income taxes	(5,927)	(119)	(6,119)	(289)
Income (loss) including noncontrolling interests in operating subsidiaries	(40,921)	777	(50,818)	(12,775)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	348	(4,463)	280	(4,041)
Net loss attributable to Acacia Research Corporation	$(40,573)	$(3,686)	$(50,538)	$(16,816)

Net loss attributable to common stockholders - basic and diluted	$(40,573)	$(3,896)	$(50,538)	$(17,241)

Basic and diluted loss per common share	$(0.81)	$(0.08)	$(1.01)	$(0.35)

Weighted average number of shares outstanding - basic and diluted	50,015,869	49,423,472	49,970,709	49,318,423

Cash dividends declared per common share	$—	$0.125	$—	$0.25

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income (loss) including noncontrolling interests in operating subsidiaries	$(40,921)	$777	$(50,818)	$(12,775)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	26	(119)	26	(262)
Unrealized loss on foreign currency translation, net of tax of $0	(48)	(113)	(4)	(141)
Reclassification adjustment for income (losses) included in net loss	(1)	259	22	343
Total other comprehensive income (loss)	(40,944)	804	(50,774)	(12,835)
Comprehensive (income) loss attributable to noncontrolling interests	348	(4,463)	280	(4,041)
Comprehensive loss attributable to Acacia Research Corporation	$(40,596)	$(3,659)	$(50,494)	$(16,876)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(50,818)	$(12,775)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	21,604	26,386
Non-cash stock compensation	3,210	6,424
Impairment of patent-related intangible assets	40,165	—
Other	18	(127)

Changes in assets and liabilities:
Restricted cash	(3,311)	(10,718)
Accounts receivable	29,175	(17,382)
Prepaid expenses and other assets	654	(791)
Accounts payable and accrued expenses	(5,880)	(3,292)
Royalties and contingent legal fees payable	2,976	5,830

Net cash provided by (used in) operating activities	37,793	(6,445)

Cash flows from investing activities:
Investments in patents/ patent rights	(1,000)	(18,667)
Purchases of property and equipment	(4)	(8)
Purchases of available-for-sale investments	(49,677)	(23,296)
Maturities and sales of available-for-sale investments	17,462	44,845

Net cash provided by (used in) investing activities	(33,219)	2,874

Cash flows from financing activities:
Dividends paid to stockholders	—	(12,749)
Repurchased restricted common stock	(25)	—
Proceeds from exercises of stock options	—	938

Net cash used in financing activities	(25)	(11,811)

Increase (decrease) in cash and cash equivalents	4,549	(15,382)

Cash and cash equivalents, beginning	135,223	134,466

Cash and cash equivalents, ending	$139,772	$119,084

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2016, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, impairment of marketable securities and patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets and the application of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. One licensee individually accounted for 85% of revenues recognized during the three months ended June 30, 2016, and one licensee accounted for 53% of revenues recognized during the six months ended June 30, 2016. One licensee individually accounted for 74% of revenues recognized during the three months ended June 30, 2015 and two licensees accounted for 40% and 27% of revenues recognized during the six months ended June 30, 2015. For the three and six months ended June 30, 2016, 85% and 63%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and six months ended June 30, 2015, 18% and 38%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations.

Three licensees individually represented approximately 69%, 17% and 10% of accounts receivable at June 30, 2016. Two licensees individually represented approximately 72% and 21% of accounts receivable at December 31, 2015.

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

The Company's effective tax rates were 17% and 14% for the three and six months ended June 30, 2016, respectively, and 13% and 2% for the three and six months ended June 30, 2015. The effective rates for the periods presented primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

3.  LOSS PER SHARE

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator (in thousands):
Basic and Diluted
Net loss	$(40,573)	$(3,686)	$(50,538)	$(16,816)
Total dividends declared / paid	—	(6,374)	—	(12,749)
Dividends attributable to common stockholders	—	6,164	—	12,324
Net loss attributable to common stockholders – basic and diluted	$(40,573)	$(3,896)	$(50,538)	$(17,241)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	50,015,869	49,423,472	49,970,709	49,318,423

Basic and diluted net loss per common share	$(0.81)	$(0.08)	$(1.01)	$(0.35)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	880,974	71,468	2,214,674	71,468

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PATENTS

Acacia’s only identifiable intangible assets at June 30, 2016 and December 31, 2015 are patents and patent rights.  Patent-related accumulated amortization totaled $343,179,000 and $281,495,000 as of June 30, 2016 and December 31, 2015, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to eight years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately five years.  The following table presents the scheduled annual aggregate amortization expense as of June 30, 2016 (in thousands):

For the years ending December 31,
Remainder of 2016	$12,464
2017	23,312
2018	22,111
2019	19,412
2020	6,787
Thereafter	16,872
$100,958

For the six months ended June 30, 2016 and 2015, Acacia paid patent related investment costs, including up-front patent portfolio advances and previously accrued milestone payments related to patent related investments made in prior periods, totaling $1,000,000 and $18,667,000, respectively.  The underlying patents have estimated economic useful lives of approximately four to nine years.

Acacia recorded impairment of patent-related intangible asset charges of $40,165,000 for the six months ended June 30, 2016, primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio. The impairment charges were realized in the period due to a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to the overall determination that future resources would be allocated to other licensing and enforcement programs. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value.

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
The Guarantee is secured by a cash deposit at the contracting bank, which is classified as restricted cash in the accompanying balance sheets, totaling $14,036,000 and $10,725,000 as of June 30, 2016 and December 31, 2015, respectively. Changes in the balance are primarily a result of additional court rulings granting injunctions with respect to additional defendants, and foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2017, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the consolidated statement of operations.
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

Second quarter 2016 other operating income was $1,242,000 as compared to $0 in the comparable prior year quarter. In the second quarter of 2016 we reversed an estimated accrual for attorney's fees due to settlement of the matter, resulting in no payment due by either party. For the six months ended June 30, 2016 and 2015, other operating expenses were $500,000 and $426,000, respectively. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Other
Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.

6. STOCKHOLDERS’ EQUITY

Cash Dividends. The Company paid quarterly cash dividends totaling $12,749,000 during the six months ended June 30, 2015 in the amount of $0.125 per share. On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016. The Board of Directors terminated the dividend policy due to a number of factors, including the Company’s financial performance and its available cash resources, the Company’s cash requirements and alternative uses of capital that the Board of Directors concluded would represent an opportunity to generate a greater return on investment for the Company and its stockholders.

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

7.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Recently Adopted.

In June 2014, the Financial Accounting Standards Board (the “FASB”) issued a new accounting standard which requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard effective January 2016 did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

In June 2016, the FASB issued guidance on the measurement and recognition of credit losses on most financial assets. For trade receivables, loans, and held-to-maturity debt securities, the current probable loss recognition methodology is being replaced by an expected credit loss model. For available-for-sale debt securities, the recognition model on credit losses is generally unchanged, except the losses will be presented as an adjustable allowance. The guidance will be applied retrospectively with the cumulative effect recognized as of the date of adoption. The guidance will become effective at the beginning of our first quarter of fiscal 2021 but can be adopted as early as the beginning of our first quarter of fiscal 2020. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

We are a leader in patent licensing and enforcement and our operating subsidiaries have established a proven track record of licensing success with more than 1,500 license agreements executed to date, across 187 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. To date, we have generated gross licensing revenue of approximately $1.3 billion, and have returned more than $705 million to our patent partners.

Executive Summary

We continued our business of empowering patent owners and rewarding invention by providing a path to patent monetization for the people and entities who have contributed valuable patented inventions to an industry, but who require a professional, experienced independent third-party licensing partner to obtain financial benefit for those inventions. Our operating activities have been principally focused on the continued investment in and development of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. In addition, our operating subsidiaries may from time to time evaluate other business opportunities which compliment, or supplement our primary licensing and enforcement business.

For the three months ended June 30, 2016, we reported revenues of $41.4 million from seven new revenue agreements covering 13 different licensing programs. Cash, restricted cash and investments totaled $186.1 million as of June 30, 2016, as compared to $145.9 million as of December 31, 2015.

Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenues (in thousands)	$41,351	$40,336	$66,072	$74,546
New agreements executed	7	20	19	43
Licensing and enforcement programs generating revenues	13	18	21	25

Trailing twelve-month revenues during the periods presented were as follows (in thousands, except percentage change values):

As of Date:	Trailing Twelve -Month Revenues	% Change

June 30, 2016	$116,563	1%
March 31, 2016	$115,548	(8)%
December 31, 2015	$125,037	5%
September 30, 2015	$118,570	(17)%
June 30, 2015	$142,768	—%

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

Revenues for the six months ended June 30, 2016 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology	•	Knee Replacement technology
•	Audio Communications Fraud Detection technology	•	Lighting Ballast technology
•	Bone Wedge technology	•	Online Auction Guarantee technology
•	Broadband Communications technology	•	Reflective and Radiant Barrier Insulation technology
•	Cardiology and Vascular Device technology	•	Shared Memory for Multimedia Processing technology
•	Diamond and Gemstone Grading technology(1)	•	Speech codes used in wireless and wireline systems technology
•	DisplayPort and MIPI DSI technology	•	Super Resolutions Microscopy technology
•	Electronic spreadsheet, data analysis and software development technology	•	Telematics technology
•	Gas Modulation Control Systems technology	•	Variable Data Printing technology(2)
•	High Speed Circuit Interconnect and Display Control technology	•	Wireless Infrastructure and User Equipment technology
•	Interstitial and Pop-Up Internet Advertising technology
_________________________________________

(1)	Initial revenues recognized during the three months ended June 30, 2016
(2)	Initial revenues recognized during the six months ended June 30, 2016

Revenues for the six months ended June 30, 2015 included fees from the following technology licensing and enforcement programs:

•	360 Degree View technology(1)(2)	•	Location Based Services technology
•	3G & 4G Cellular Air Interface and Infrastructure technology	•	Messaging technology
•	4G Wireless technology	•	Oil and Gas Production technology
•	Audio Communications Fraud Detection technology	•	Online Auction Guarantee technology
•	Automotive Safety, Navigation and Diagnostics technology	•	Optimized Microprocessor Operation technology
•	Broadband Communications technology	•	Reflective and Radiant Barrier Insulation technology
•	Cardiology and Vascular Device technology	•	Semiconductor Testing technology(2)
•	DisplayPort and MIPI DSI technology(2)	•	Speech codes used in wireless and wireline systems
•	Electronic Access Control technology	•	Super Resolutions Microscopy technology
•	Gas Modulation Control Systems technology	•	Surgical Access technology
•	Innovative Display technology	•	Suture Anchors technology
•	Intercarrier SMS technology	•	Telematics technology
•	Interstitial and Pop-Up Internet Advertising technology
________________________________________

(1)	Initial revenues recognized during the three months ended June 30, 2015
(2)	Initial revenues recognized during the six months ended June 30, 2015

Summary of Results of Operations - Overview
For the Three and Six Months Ended June 30, 2016 and 2015
(In thousands, except percentage change values)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2016	2015	Change	2016	2015	Change

Revenues	$41,351	$40,336	3%	$66,072	$74,546	(11)%
Operating costs and expenses	76,293	39,336	94%	110,716	87,156	27%
Operating income (loss)	(34,942)	1,000	*	(44,644)	(12,610)	254%
Income (loss) before provision for income taxes	(34,994)	896	*	(44,699)	(12,486)	258%
Provision for income taxes	(5,927)	(119)	*	(6,119)	(289)	*
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	348	(4,463)	(108)%	280	(4,041)	(107)%
Net loss attributable to Acacia Research Corporation	(40,573)	(3,686)	*	(50,538)	(16,816)	201%
*Percentage change in excess of 300%

Overview - Three months ended June 30, 2016 compared with the three months ended June 30, 2015

•	Revenues remained relatively flat, increasing $1.0 million, or 3%, to $41.4 million for the three months ended June 30, 2016, as compared to $40.3 million in the comparable prior year quarter.

•
Loss before income taxes was $35.0 million for the three months ended June 30, 2016, as compared to income before income taxes of $896,000 for the three months ended June 30, 2015. The change was due primarily to a $40.2 million patent impairment charge, partially offset by a net decrease in operating expenses, including the following:

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, increased $3.6 million, or 54%, compared to the 3% increase in related revenues for the same periods, due primarily due to higher average contingent legal fee rates for the portfolios generating revenues in the second quarter of 2016, as compared to the portfolios generating revenues in the second quarter of 2015.

•
Litigation and licensing expenses-patents decreased $1.7 million, or 19%, to $7.3 million, due primarily to a net decrease in litigation support costs associated with upcoming trials and a decrease in patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs.

•
Amortization expense decreased $2.5 million, or 19%, to $10.8 million, due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015.

•
General and administrative expenses decreased $2.1 million, or 21%, to $7.5 million, due primarily to a net decrease in non-cash stock compensation and personnel costs in connection with head count reduction activities in 2015 and 2016.

•
Impairment of patent-related intangible asset charges totaled $40.2 million, reflecting the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods.

•
Other operating income was $1.2 million as compared to $0 in the comparable prior year quarter. Other operating income includes a reversal of an estimated accrual for attorney's fees due to settlement of the matter, resulting in no payment due by either party.

Overview - Six months ended June 30, 2016 compared with the six months ended June 30, 2015

•
Revenues decreased $8.5 million, or 11% to $66.1 million, as compared to $74.5 million in the comparable prior year period, due primarily to a decrease in the total number of agreements executed, partially offset by an increase in average revenue per agreement.

•
Loss before income taxes increased 258%, to $44.7 million, as compared to $12.5 million in the comparable prior year period, due to the 11% decrease in revenues and $40.2 million of patent impairment charges described above, partially offset by a net decrease in operating expenses, as follows:

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $4.8 million, or 23%, as compared to the 11% decrease in related revenues for the same periods, due primarily to higher average levels of cost recovery related preferred returns on revenues, resulting in a decrease in inventor royalty expense during the six months ended June 30, 2016, partially offset by an increase in contingent legal fee rates for the portfolios generating revenues during the six months ended June 30, 2016.

•
Litigation and licensing expenses-patents decreased $2.6 million, or 15%, to $15.0 million, due primarily to a net decrease in litigation support costs associated with upcoming trials and a decrease in patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs.

•
Amortization of patents decreased $4.7 million, or 18%, to $21.5 million, due primarily to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015.

•
Marketing, general and administrative expenses decreased $4.6 million, or 23%, to $15.5 million, due primarily to a net decrease in non-cash stock compensation charges and a decrease in variable performance-based compensation costs.

•
The effective tax rates for the six months ended June 30, 2016 and 2015 were 14% and 2%, respectively. Tax expense for the periods presented primarily reflects the impact of foreign withholding taxes related to revenue agreements executed with third party licensees domiciled in foreign jurisdictions, and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

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

For example, in fiscal year 2015, we obtained control of three new patent portfolios, compared to six new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. We did not acquire any new patent portfolios in the first six months of 2016. The decrease in patent portfolio intake, in part, reflects a strategic decision in 2013 to shift the focus of our operating business to increasingly serve a smaller number of customers each having higher quality patent portfolios. High quality patent portfolios are typically associated with higher numbers of varied defensible claims, higher revenue potential, originating from high-pedigreed patent owners and/or possessing a relatively large number of prospective licensees. As a result, our gross number of patent portfolio acquisitions has trended downward. The decrease may also be reflective, in part, of industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement and may be affecting the market availability of suitable patent portfolios for acquisition. Despite recent efforts to broaden our patent portfolio intake, if these industry trends continue, our future patent portfolio intake could be negatively impacted, resulting in a decrease in future revenue generating opportunities.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have six pending patent infringement cases with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level since outcomes can be unfavorable. It is often difficult for juries and trial judges to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Revenues and Pretax Net Loss

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

Revenues (in thousands, except percentage change values)	$41,351	$40,336	$1,015	3%	$66,072	$74,546	$(8,474)	(11)%
New agreements executed	7	20			19	43
Average revenue per agreement (in thousands)	$5,907	$2,017			$3,477	$1,734

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2016 vs. 2015	2016 vs. 2015

Change in number of agreements executed	$(26,218)	$(41,607)
Change in average revenue per agreement executed	27,233	33,133
Total change in revenues	$1,015	$(8,474)

One licensee individually accounted for 85% of revenues recognized during the three months ended June 30, 2016, and one licensees accounted for 53% of revenues recognized during the six months ended June 30, 2016. One licensee individually accounted for 74% of revenues recognized during the three months ended June 30, 2015 and two licensees accounted for 40% and 27% of revenues recognized during the six months ended June 30, 2015.

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentage change values)
Income (loss) before provision for income taxes	$(34,994)	$896	$(35,890)	*	$(44,699)	$(12,486)	$(32,213)	258%
*Percentage change in excess of 300%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 vs. 2015%		2016 vs. 2015%
	(in thousands, except percentage values)
Increase (decrease) in revenues	$1,015	(3)%	$(8,474)	26%
(Increase) decrease in inventor royalties and contingent legal fees	(3,641)	10%	4,786	(15)%
Decrease in general and administrative expenses	2,052	(6)%	4,633	(14)%
Decrease in litigation and licensing expenses	1,688	(5)%	2,640	(8)%
Decrease in patent amortization expenses	2,469	(7)%	4,747	(15)%
Increase in impairment of patent-related intangible assets	(40,165)	113%	(40,165)	125%
Other	692	(2)%	(380)	1%
Total change in loss before provision for income taxes	$(35,890)	100%	$(32,213)	100%

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentage change values)

Inventor royalties	$—	$1,265	$(1,265)	(100)%	$1,573	$10,590	$(9,017)	(85)%
Contingent legal fees	$10,418	$5,512	$4,906	89%	$14,527	$10,296	$4,231	41%

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

	Three Months Ended June 30,	%	Six Months Ended June 30,	%
	2016 vs. 2015		2016 vs. 2015
Inventor Royalties:
Increase (decrease) in total revenues	$35	(3)%	$(1,277)	14%
Increase in inventor royalty rates	—	—%	528	(6)%
Increase in revenues without inventor royalty obligations primarily due to upfront advance related preferred returns	(1,300)	103%	(8,268)	92%
Total change in inventor royalties expense	$(1,265)	100%	$(9,017)	100%

Contingent Legal Fees:
Increase (decrease) in total revenues	$139	3%	$(1,196)	(28)%
Increase in contingent legal fee rates	4,895	100%	5,549	131%
Increase in revenues without contingent legal fee obligations	(128)	(3)%	(122)	(3)%
Total change in contingent legal fees expense	$4,906	100%	$4,231	100%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$7,324	$9,012	$(1,688)	(19)%	$15,047	$17,687	$(2,640)	(15)%
Amortization of patents	$10,759	$13,228	$(2,469)	(19)%	$21,519	$26,266	$(4,747)	(18)%
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

Litigation and licensing expenses-patents decreased for the three and six month periods presented due to a net decrease in litigation support costs associated with upcoming trials and a decrease in patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentage change values)
Impairment of patent-related intangible assets	$40,165	$—	$40,165	100%	$40,165	$—	$40,165	100%

Patent Impairment Charges

Patent portfolio impairment charges totaled $40.2 million for the three and six months ended June 30, 2016, primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio. The impairment charges for the periods presented reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2016	2015	$	%	2016	2015	$	%

General and administrative expenses	$6,060	$6,410	$(350)	(5)%	$12,319	$13,738	$(1,419)	(10)%
Non-cash stock compensation expense	1,475	3,177	(1,702)	(54)%	3,210	6,424	(3,214)	(50)%
Total general and administrative expenses	$7,535	$9,587	$(2,052)	(21)%	$15,529	$20,162	$(4,633)	(23)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 vs. 2015%		2016 vs. 2015%

Personnel cost reductions due to headcount reductions	$(1,650)	80%	$(3,236)	70%
Variable performance-based compensation costs	338	(16)%	(196)	4%
Corporate, general and administrative costs	776	(38)%	1,334	(29)%
Non-cash stock compensation expense	(1,702)	83%	(3,214)	69%
Non-recurring employee severance costs	186	(9)%	679	(14)%
Total change in general and administrative expenses	$(2,052)	100%	$(4,633)	100%

Other

Second quarter 2016 other operating income was $1.2 million as compared to $0 in the comparable prior year quarter. In the second quarter of 2016 we reversed an estimated accrual for attorney's fees due to settlement of the matter, resulting in no payment due by either party. For the six months ended June 30, 2016 and 2015, other operating expenses were $500,000 and $426,000, respectively. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Provision for income taxes (in thousands)	$(5,927)	$(119)	$(6,119)	$(289)
Effective tax rate	17%	(13)%	14%	2%

Tax expense for the periods presented primarily reflects the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions, state taxes and valuation allowances recorded for foreign withholding tax credits and net operating loss related tax assets generated during the periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least August 2017 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2016.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents on hand, excluding restricted cash balances, totaled $172.0 million at June 30, 2016, compared to $135.2 million at December 31, 2015.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended June 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$37,793	$(6,445)
Investing activities	(33,219)	2,874
Financing activities	(25)	(11,811)

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2016 increased 68% to $96.0 million, as compared to $57.2 million in the comparable 2015 period due to the net impact of the timing of cash receipts from licensees. Cash outflows from operations for the six months ended June 30, 2016 increased 4% to $54.9 million, as compared to $52.9 million in the comparable 2015 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee is secured by a cash deposit (classified as restricted cash in the accompanying balances sheets) at the contracting bank, totaling $14.0 million and $10.7 million, at June 30, 2016 and December 31, 2015, respectively. See below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015

Available-for-sale investments, net	$(32,215)	$21,549
Investments in patents/ patent rights	(1,000)	(18,667)
Purchases of property and equipment	(4)	(8)
Net cash provided by investing activities	$(33,219)	$2,874
Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2016	2015

Dividends paid to stockholders	$—	$(12,749)
Repurchased restricted common stock	(25)	—
Proceeds from exercises of stock options	—	938
Net cash used in financing activities	$(25)	$(11,811)

We paid quarterly cash dividends totaling $12.7 million during the six months ended June 30, 2015 in the amount of $0.125 per share. On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016.

Working Capital

Working capital (including restricted cash) at June 30, 2016 increased to $165.6 million, compared to $150.7 million at December 31, 2015. Consolidated accounts receivable from licensees decreased to $4.3 million at June 30, 2016, compared to $33.5 million at December 31, 2015. Consolidated royalties and contingent legal fees payable increased to $17.9 million at June 30, 2016, compared to $14.9 million at December 31, 2015.

The majority of accounts receivable from licensees at June 30, 2016 were collected or scheduled to be collected in the third quarter of 2016, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the third or fourth quarter of 2016, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Standby Letter of Credit and Guarantee Arrangement

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
The Guarantee is secured by a cash deposit at the contracting bank totaling $14.0 million and $10.7 million, as of June 30, 2016 and December 31, 2015, respectively. Changes in the balance are primarily due to additional defendants that were added to the patent infringement case in the second quarter of 2016. Additional changes are a result of foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2017, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2016.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of June 30, 2016 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases, net of guaranteed sublease income	$4,566	$548	$2,569	$1,449	$—

Uncertain Tax Positions.  At June 30, 2016, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of June 30, 2016. Recognition of the tax benefits would not have a material impact on our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2016) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT

10.1	2016 Acacia Research Corporation Stock Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

/s/ Marvin Key
By: Marvin Key
Interim Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     August 9, 2016

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
10.1	2016 Acacia Research Corporation Stock Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.