Form 10-Q
period 2016-09-30
ACACIA RESEARCH CORP
filed 2016-11-14
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
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

As of November 9, 2016, 50,463,380 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$116,016	$135,223
Restricted cash	14,041	10,725
Short-term investments	30,326	—
Accounts receivable	53,700	33,500
Deferred income taxes	210	210
Prepaid expenses and other current assets	3,773	4,219
Total current assets	218,066	183,877

Loan receivable and accrued interest (Note 5)	8,474	—
Investment at cost (Note 5)	1,720	—
Property and equipment, net	155	272
Patents, net	94,716	162,642
Other assets	365	1,110
	$323,496	$347,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$22,688	$17,347
Accrued patent investment costs	225	1,000
Royalties and contingent legal fees payable	25,009	14,878
Total current liabilities	47,922	33,225
Deferred income taxes	210	210
Other liabilities	362	311
Total liabilities	48,494	33,746
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,460,880 and 50,651,239 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	50	51
Treasury stock, at cost, 1,729,408 shares as of September 30, 2016 and December 31, 2015	(34,640)	(34,640)
Additional paid-in capital	639,118	633,146
Accumulated comprehensive loss	(59)	(215)
Accumulated deficit	(331,587)	(288,131)
Total Acacia Research Corporation stockholders’ equity	272,882	310,211
Noncontrolling interests in operating subsidiaries	2,120	3,944
Total stockholders’ equity	275,002	314,155
	$323,496	$347,901

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$64,658	$12,994	$130,730	$87,540
Operating costs and expenses:
Cost of revenues:
Inventor royalties	17,844	116	19,417	10,706
Contingent legal fees	7,709	1,972	22,236	12,268
Litigation and licensing expenses - patents	7,348	10,345	22,395	28,032
Amortization of patents	6,467	13,688	27,986	39,954
General and administrative expenses (including non-cash stock compensation expense of $2,544 and $5,754 for the three and nine months ended September 30, 2016, respectively, and $2,164 and $8,588 for the three and nine months ended September 30, 2015, respectively)	8,334	9,442	23,863	29,604
Research, consulting and other expenses - business development	666	802	2,522	2,531
Impairment of patent-related intangible assets	—	—	40,165	—
Other	—	3,465	500	3,891
Total operating costs and expenses	48,368	39,830	159,084	126,986
Operating income (loss)	16,290	(26,836)	(28,354)	(39,446)

Total other income (expense)	261	(180)	206	(56)
Income (loss) before provision for income taxes	16,551	(27,016)	(28,148)	(39,502)
Provision for income taxes	(9,655)	(337)	(15,774)	(626)
Income (loss) including noncontrolling interests in operating subsidiaries	6,896	(27,353)	(43,922)	(40,128)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	186	43	466	(3,998)
Net income (loss) attributable to Acacia Research Corporation	$7,082	$(27,310)	$(43,456)	$(44,126)

Net income (loss) attributable to common stockholders - basic and diluted	$7,043	$(27,450)	$(43,456)	$(44,691)

Basic and diluted income (loss) per common share	$0.14	$(0.55)	$(0.87)	$(0.90)

Weighted average number of shares outstanding - basic	50,124,302	49,630,369	50,024,047	49,423,548
Weighted average number of shares outstanding - diluted	50,618,757	49,630,369	50,024,047	49,423,548

Cash dividends declared per common share	$—	$0.125	$—	$0.375

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income (loss) including noncontrolling interests in operating subsidiaries	$6,896	$(27,353)	$(43,922)	$(40,128)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	16	(94)	42	(356)
Unrealized gain (loss) on foreign currency translation, net of tax of $0	96	—	92	(141)
Reclassification adjustment for losses included in net income (loss)	—	274	22	617
Total other comprehensive income (loss)	7,008	(27,173)	(43,766)	(40,008)
Comprehensive (income) loss attributable to noncontrolling interests	186	43	466	(3,998)
Comprehensive income (loss) attributable to Acacia Research Corporation	$7,194	$(27,130)	$(43,300)	$(44,006)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(43,922)	$(40,128)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	28,105	40,129
Non-cash stock compensation	5,754	8,588
Impairment of patent-related intangible assets	40,165	—
Other	(81)	(127)
Changes in assets and liabilities:
Restricted cash	(3,316)	(10,721)
Accounts receivable	(20,200)	7,411
Prepaid expenses and other assets	1,191	(569)
Accounts payable and accrued expenses	5,392	2,680
Royalties and contingent legal fees payable	10,131	(5,108)
Net cash provided by operating activities	23,219	2,155

Cash flows from investing activities:
Investments in patents/ patent rights	(1,000)	(19,504)
Loan receivable	(8,280)	—
Investment at cost	(1,720)	—
Purchases of property and equipment	(4)	(8)
Purchases of available-for-sale investments	(62,633)	(23,296)
Maturities and sales of available-for-sale investments	32,352	82,115
Net cash provided by (used in) investing activities	(41,285)	39,307

Cash flows from financing activities:
Dividends paid to stockholders	—	(19,091)
Repurchased restricted common stock	(25)	—
Distributions to noncontrolling interests in operating subsidiary	(1,358)	—
Proceeds from exercises of stock options	242	938
Net cash used in financing activities	(1,141)	(18,153)

Increase (decrease) in cash and cash equivalents	(19,207)	23,309

Cash and cash equivalents, beginning	135,223	134,466
Cash and cash equivalents, ending	$116,016	$157,775

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

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. In addition, our operating subsidiaries may from time to time evaluate, leveraging our intellectual property expertise, other business opportunities. In some cases, these opportunities will compliment, and / or supplement our primary licensing and enforcement business.

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

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2016, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, impairment of marketable securities and patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, the valuation of the loan and warrants discussed at Note 5 and the application of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. Two licensees individually accounted for 60% and 27% of revenues recognized during the three months ended September 30, 2016, and three licensees accounted for 30%, 27% and 13% of revenues recognized during the nine months ended September 30, 2016. Three licensees individually accounted for 54%, 15% and 13% of revenues recognized during the three months ended September 30, 2015 and two licensees accounted for 34% and 23% of revenues recognized during the nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, 93% and 78%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and nine months ended September 30, 2015, 5% and 34%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations.

Two licensees individually represented approximately 73% and 22% of accounts receivable at September 30, 2016. Two licensees individually represented approximately 72% and 21% of accounts receivable at December 31, 2015.

Stock-Based Compensation. The compensation cost for stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (the vesting period of the equity award) which is two to four years. The fair value of each option award (excluding options with market based vesting conditions) is estimated on the date of grant using a Black-Scholes option valuation model. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.

During the nine months ended September 30, 2016, the Company granted 2,250,000 of performance-based stock options with market based vesting conditions, with a weighted-average exercise price of $5.75 per share. The options are earned by the grantee based upon the Company achieving specified stock price targets over a four-year period. Under the terms of the award, the number of stock options that will actually vest is based on the extent to which the Company achieves the specified performance targets during the four-year performance period. The stock options vest in equal installments of 25% upon the Company's achievement of 30-day average share prices ranging from $7.00 to $10.00. As of September 30, 2016, all options with market conditions remain unvested. As of September 30, 2016, unrecognized expense for options with market conditions totaled $4.4 million which is expected to be recognized over an estimated 1.3 year period.

The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation cost is recognized for an option with a market condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. The service period for options with a market condition is inferred from the application of the Monte Carlo valuation technique. The derived service period represents the duration of the median of the distribution of share price paths on which the market condition is satisfied. The duration is the period of time from the service inception date to the expected date of satisfaction, as determined from the valuation technique. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of .92%; expected volatility of 55%; and expected dividend yield of 0%. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments.

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

The Company's effective tax rates were 58% and 56% for the three and nine months ended September 30, 2016, respectively, and 1% and 2% for the three and nine months ended September 30, 2015. The effective rates for the periods presented primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator (in thousands):
Basic and Diluted
Net income (loss)	$7,082	$(27,310)	$(43,456)	$(44,126)
Undistributed earnings allocated to participating securities	(39)	—	—	—
Total dividends declared / paid	—	(6,342)	—	(19,091)
Dividends attributable to common stockholders	—	6,202	—	18,526
Net income (loss) attributable to common stockholders – basic and diluted	$7,043	$(27,450)	$(43,456)	$(44,691)

Denominator:
Weighted-average shares used in computing net income(loss) per share attributable to common stockholders – basic	50,124,302	49,630,369	50,024,047	49,423,548
Effect of potentially dilutive securities:
Common stock options and restricted stock units	494,455	—	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	50,618,757	49,630,369	50,024,047	49,423,548

Basic and diluted net income (loss) per common share	$0.14	$(0.55)	$(0.87)	$(0.90)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share	3,593,708	71,468	4,410,974	71,468
Minimum price of awards excluded from the computation of diluted income (loss) per share	$—	$—	$—	$—
Maximum price of awards excluded from the computation of diluted income (loss) per share	$13.38	$13.38	$13.38	$13.38

4.  PATENTS

Acacia’s only identifiable intangible assets at September 30, 2016 and December 31, 2015 are patents and patent rights.  Patent-related accumulated amortization totaled $349,646,000 and $281,495,000 as of September 30, 2016 and December 31, 2015, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to eight years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately five years.  The following table presents the scheduled annual aggregate amortization expense as of September 30, 2016 (in thousands):

For the years ending December 31,
Remainder of 2016	$6,222
2017	23,312
2018	22,111
2019	19,412
2020	6,787
Thereafter	16,872
$94,716

For the nine months ended September 30, 2016 and 2015, Acacia paid patent related investment costs, including up-front patent portfolio advances and previously accrued milestone payments related to patent related investments made in prior

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

periods, totaled $1,000,000 and $19,504,000, respectively.  The underlying patents have estimated economic useful lives of approximately two to nine years.

Acacia recorded impairment of patent-related intangible asset charges of $40,165,000 for the nine months ended September 30, 2016, primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio. The impairment charges were realized in the period due to a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to the overall determination that future resources would be allocated to other licensing and enforcement programs. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value.

5. INVESTMENTS

On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provides for Acacia to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, Acacia entered into a secured convertible promissory note with Veritone (the “Veritone Loan”), which permits Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the consolidated statement of operations). On August 15, 2016, Acacia funded the initial $10 million loan (the “First Loan”), which has a one-year term.   If Veritone draws the second $10 million loan (the “Second Loan”), the Second Loan will also have a one-year term from the date of issuance, and the maturity date of the First Loan will automatically extend to the maturity date of the Second Loan. As a result, if Veritone draws the Second Loan, both the First Loan and the Second Loan will become due and payable on the first anniversary of the issuance date of the Second Loan. Veritone’s obligations under the Veritone Loan are secured by substantially all of Veritone’s assets pursuant to a security agreement that Acacia entered into with Veritone dated August 15, 2016.
In addition, commencing on the earlier of Veritone’s consummation of a private round of financing of at least $10 million (a “Next Equity Financing”) and the maturity date of the Veritone Loan, Acacia has the right, under certain circumstances, to convert all or a portion of the principal and accrued interest of the First Loan into shares of Veritone’s Series B Preferred Stock or, if Veritone consummates a Next Equity Financing, into shares of Veritone capital stock issued in such financing, at various conversion rates, with the exact conversion rate to depend upon (i) whether Veritone consummates a Next Equity Financing, (ii) the price per share in such Next Equity Financing and (iii) whether or not Acacia elects to convert all of the outstanding principal and accrued interest under the Veritone Loan.  If Acacia funds the Second Loan, it will have the right, under certain circumstances, to convert all or a portion of the principal and accrued interest of the Second Loan into shares of Veritone’s Series B Preferred Stock or, if Veritone consummates a Next Equity Financing, into shares of Veritone capital stock issued in such financing, at various conversion rates, with the exact conversion rate to depend upon (i) whether Veritone consummates a Next Equity Financing, (ii) the price per share in such Next Equity Financing and (iii) whether or not Acacia elects to convert all of the principal and accrued interest under the Veritone Loan.  If Veritone consummates a qualified public offering of its common stock, any outstanding principal and accrued interest under the Veritone Loan will automatically convert into shares of Veritone’s common stock.
In conjunction with the First Loan, Veritone issued Acacia a four-year $700,000 warrant to purchase shares of Veritone’s common stock at various exercise prices, with the actual exercise price to be determined by the type and/or valuation of Veritone’s future equity financings, if any.  If Acacia funds the Second Loan, Veritone will issue to Acacia two additional four-year $700,000 warrants to purchase shares of Veritone’s common stock with similar terms.
In addition, pursuant to the Investment Agreement, Veritone issued Acacia a five-year Primary Warrant to purchase up to $50 million, less all converted amounts or amounts repaid under the Veritone Loan, worth of shares of Veritone’s common stock at various exercise prices, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Veritone Loan converted into shares of Veritone common stock.  Acacia may exercise the Primary Warrant at any time during its five year term after the earlier of August 15, 2017 or the completion of a public offering with gross proceeds to Veritone of at least $15.0 million.  Immediately subsequent to such a public offering, Veritone has the right to elect that Acacia exercise the Primary Warrant, and upon such election, Acacia agrees to exercise the Primary Warrant in full, provided that the then current fair market value of Veritone common stock is equal to or greater than the exercise price per share of the Primary Warrant. Immediately following Acacia’s exercise of the Primary Warrant in full, Veritone has the obligation to issue to Acacia an additional 10% Warrant that provides for the issuance of additional shares of Veritone common stock, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant, and the remaining 50% of shares vesting on the anniversary of the issuance date of the 10% Warrant.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Our Investment Agreement, as described above, represents a variable interest in Veritone for which Acacia is not the primary beneficiary, primarily due to a lack of a controlling interest in Veritone. As of September 30, 2016, the First Loan is not considered in-substance common stock and the common stock purchase warrants are unexercised, and therefore, the equity method of accounting is not applied. In addition, the First Loan does not meet the criteria for classification as a debt security. As such, the First Loan and the related common stock purchase warrants described above are accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the transaction, with the $10 million amount of the First Loan allocated to (1) the First Loan, which is accounted for as a long-term loan receivable and (2) the common stock purchase warrants, which are accounted for at cost. The estimated relative fair value allocation of the $10 million investment to the First Loan and the related common stock purchase warrants was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone's equity on the effective date of the transaction, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on the Veritone Loans. A summary of assumptions used in connection with estimating the relative fair values were as follows:

Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Monte Carlo simulation model	Volatility	40%	-	50%
	Marketability discount	7%
	Scenario probabilities	25%	-	75%
The loan and warrants are reflected in the accompanying financial statements as follows (in thousands):

	August 15, 2016 (Effective Date)	As of and For the Three Months Ended September 30, 2016
Loan receivable	$8,280	$8,280
Accretion on loan discount	—	194
Adjusted Veritone Loan balance	—	8,474
Investment at cost	1,720	1,720
Total	$10,000	$10,194

Interest receivable		$75
Interest income		$269
The loan discount, representing the difference between the face amount of the First Loan and the relative fair value allocated to the First Loan, is accreted over the expected life of the loan, which is one year, using the effective interest method, with the related interest amounts reflected in Other Income in the consolidated statement of operations. Acacia will re-evaluate its variable interest in Veritone and related accounting conclusions and disclosure requirements each reporting period.

6.  COMMITMENTS AND CONTINGENCIES
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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Guarantee is secured by a cash deposit at the contracting bank, which is classified as restricted cash in the accompanying balance sheets, totaling $14,041,000 and $10,725,000 as of September 30, 2016 and December 31, 2015, respectively. Changes in the balance are primarily a result of additional court rulings granting injunctions with respect to additional defendants, and foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2017, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the consolidated statement of operations.
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

For the nine months ended September 30, 2016 and 2015, other operating expenses were $500,000 and $3,891,000, respectively. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Other
Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.

7. STOCKHOLDERS’ EQUITY

Cash Dividends. The Company paid quarterly cash dividends totaling $19,091,000 during the nine months ended September 30, 2015 in the amount of $0.125 per share. On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016. The Board of Directors terminated the dividend policy due to a number of factors, including the Company’s financial performance and its available cash resources, the Company’s cash requirements and alternative uses of capital that the Board of Directors concluded would represent an opportunity to generate a greater return on investment for the Company and its stockholders.

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

Approval of 2016 Acacia Research Corporation Stock Incentive Plan. On April 26, 2016, Acacia’s Board of Directors adopted the 2016 Acacia Research Corporation Stock Incentive Plan, or the Plan, which was approved by the stockholders in

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

June 2016. The Plan will expire on the 10th anniversary of the date of its approval by shareholders, except with respect to awards then outstanding, and no further awards may be granted thereafter.

Summary of the Plan

Purposes of the Plan. The purposes of the Plan are (a) to enhance our ability to attract and retain the services of qualified employees, officers, directors, consultants and other service providers upon whose judgment, initiative and efforts the successful conduct and development of our business largely depends, and (b) to provide additional incentives to such persons or entities to devote their utmost effort and skill to the advancement and betterment of our company, by providing them an opportunity to participate in the ownership of our company and thereby have an interest in the success and increased value of our company.

Shares Available. The number of shares of our common stock initially reserved for issuance under the Plan shall be 4,500,000 shares plus any shares remaining available for issuance under our 2013 Acacia Research Corporation Stock Incentive Plan, or the 2013 Plan, as of the effective date of the Plan. As of the approval date of the Plan, 625,390 shares of our common stock were available for grant under the 2013 Plan.

Eligibility. Options, restricted stock units and direct stock awards may be granted under the Plan. Options may be either “incentive stock options,” as defined in Section 422 of the Internal Revenue Code of 1986, as amended, or the Code, or non-qualified stock options. Awards may be granted under the Plan to any employee, non-employee member of the Board of Directors, consultant or advisor who provides services to us or our subsidiaries, except for incentive stock options which may be granted only to our employees.

Administration. Generally, the Plan will be administered by either the entire Acacia Board of Directors or a committee of the Board of Directors, which shall consist of at least two members of the Board, each of whom must qualify as a “non-employee director” under Rule 16b-3 under the Exchange Act, an “outside director” under Section 162(m) of the Code and an “independent director” under the Nasdaq Listing Rules.

Discretionary Option Awards. The Plan administrator may grant either non-qualified stock options or incentive stock options. A stock option entitles the recipient to purchase a specified number of shares of our common stock at a fixed price subject to terms and conditions set by the Plan administrator, including conditions for exercise that must be satisfied, which typically will be based on continued provision of services. The exercise price of stock options granted under the Plan cannot be less than 100% of the fair market value of our common stock on the date the option is granted.

Direct Stock Awards. Direct stock awards may be issued under the Stock Issuance Program (as defined in the Plan) either alone or in addition to other awards granted under the Plan. The Plan administrator determines the terms and conditions of direct stock awards, including the number of shares of common stock granted, and the conditions for vesting that must be satisfied, if any, which typically will be based on continued provision of services but may include a performance-based component. Unless otherwise provided in the award agreement, the holder of a restricted direct stock award will have the rights of a stockholder from the date of grant of the award, including the right to vote the shares of common stock and the right to receive distributions on the shares.

Discretionary Restricted Stock Unit Awards. The Plan provides that the Plan administrator may grant restricted stock units to Plan participants. A restricted stock unit entitles the recipient to receive upon settlement thereof a specified number of shares of our common stock subject to terms and conditions set by the Plan administrator. The restricted stock units will vest as prescribed by the Plan administrator. The Plan permits payment of the purchase price of restricted stock units, if any, to be made by cash or cash equivalents, shares of our common stock previously acquired by the underlying optionee, cancellation of indebtedness, waiver of compensation due for services rendered or to be rendered, any other form of legal consideration determined by the Plan administrator, or any combination of the foregoing.

Termination of Employment.  The Plan administrator will determine and set forth in the award agreement whether any awards will continue to be exercisable, and the terms of such exercise, on and after the date the participant ceases to be employed by, or to otherwise provide services to, us, whether by reason of death, disability, voluntary or involuntary termination of employment or service, or otherwise, but in no event shall any unvested awards vest after the date the participant ceases to be employed by, or otherwise provide services to, us.

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

In August 2016, the FASB amended guidance was issued to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments are aimed at reducing the existing diversity in practice. The guidance should be applied using a retrospective transition method to each period presented and will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

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

We are a leader in patent licensing and enforcement and our operating subsidiaries have established a proven track record of licensing success with more than 1,500 license agreements executed to date, across 192 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries. To date, we have generated gross licensing revenue over $1.3 billion, and have returned more than $723 million to our patent partners.

Executive Summary

Overview

Our operating activities during the periods presented have been principally focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. In addition, our operating subsidiaries may from time to time evaluate, leveraging our intellectual property expertise, other business opportunities. In some cases, these opportunities will compliment, and / or supplement our primary licensing and enforcement business. For the three months ended September 30, 2016, we reported revenues of $64.7 million from 11 new revenue agreements covering 14 different licensing programs. Cash, restricted cash and investments totaled $160.4 million as of September 30, 2016, as compared to $145.9 million as of December 31, 2015.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in new patents and inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and /or revenue growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing and enforcement business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, for the nine months ended September 30, 2016, we obtained control of only 2 new patent portfolios. Further, in fiscal year 2015, we obtained control of 3 new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been or may be negatively impacted, resulting in a decrease in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, we will be unable to profitably sustain our licensing and enforcement business going forward.

As a result of the foregoing, our operating subsidiaries may from time to time evaluate other business opportunities which compliment, or supplement, our primary licensing and enforcement business and leverage our intellectual property expertise. For example, in August 2016, we announced the formation of a strategic partnership with Veritone, Inc. (“Veritone”), a leading cloud-based Artificial Intelligence (“AI”) technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™ . Under the partnership, we expect to leverage our IP expertise to assist Veritone with building its patent portfolio and executing upon its overall intellectual property strategy. In order to enhance Veritone’s leadership position in the field of machine learning and AI, we agreed to provide up to $20 million in funding to Veritone in the form of two $10 million loans, each convertible upon the occurrence of certain events into Veritone equity. Additionally, upon the occurrence of certain events and the achievement of certain milestones by Veritone, we may invest up to an additional $30 million in Veritone, for a total investment of up to $50 million. Our Board of Directors unanimously approved the investment, and believes that this partnership with Veritone will be synergistic with our business strategies.

Operating activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues (in thousands)	$64,658	$12,994	$130,730	$87,540
New agreements executed	11	8	30	51
Licensing and enforcement programs generating revenues	14	13	27	28

Trailing twelve-month revenues during the periods presented were as follows (in thousands, except percentage change values):

As of Date:	Trailing Twelve -Month Revenues	% Change

September 30, 2016	$168,227	44%
June 30, 2016	$116,563	1%
March 31, 2016	$115,548	(8)%
December 31, 2015	$125,037	5%
September 30, 2015	$118,570	—%

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

Revenues for the nine months ended September 30, 2016 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology	•	Lighting Ballast technology
•	Audio Communications Fraud Detection technology	•	Oil and gas drilling technology(2)
•	Bone Wedge technology	•	Online Auction Guarantee technology
•	Broadband Communications technology	•	Optical Networking technology
•	Cardiology and Vascular Device technology	•	Reflective and Radiant Barrier Insulation technology
•	Diamond and Gemstone Grading technology(1)(2)	•	Semiconductor 3D die stacking technology(2)
•	DisplayPort and MIPI DSI technology	•	Semiconductor memory circuit and manufacturing processes technology(2)
•	DRAM and Flash Memory technology	•	Shared Memory for Multimedia Processing technology
•	Electronic spreadsheet, data analysis and software development technology	•	Speech codes used in wireless and wireline systems technology
•	Flash Memory technology(2)	•	Super Resolutions Microscopy technology
•	Gas Modulation Control Systems technology	•	Telematics technology
•	High Speed Circuit Interconnect and Display Control technology	•	Variable Data Printing technology(1)(2)
•	Interstitial and Pop-Up Internet Advertising technology	•	Wireless Infrastructure and User Equipment technology
•	Knee Replacement technology
_________________________________________

(1)	Initial revenues recognized during the three months ended September 30, 2016
(2)	Initial revenues recognized during the nine months ended September 30, 2016

Revenues for the nine months ended September 30, 2015 included fees from the following technology licensing and enforcement programs:

•	360 Degree View Technology(1)	•	Location Based Services technology
•	3G & 4G Cellular Air Interface and Infrastructure technology	•	Messaging technology
•	4G Wireless technology	•	Oil and Gas Production technology
•	Audio Communications Fraud Detection technology	•	Online Auction Guarantee technology
•	Automotive Safety, Navigation and Diagnostics technology	•	Optical Networking technology
•	Bone Wedge technology	•	Optimized Microprocessor Operation technology
•	Broadband Communications technology	•	Reflective and Radiant Barrier Insulation technology
•	Cardiology and Vascular Device technology	•	Semiconductor Testing technology(1)
•	DisplayPort and MIPI DSI technology(1)	•	Speech codes used in wireless and wireline systems technology
•	Electronic Access Control technology	•	Super Resolutions Microscopy technology
•	Gas Modulation Control Systems technology	•	Surgical Access technology
•	Innovative Display technology	•	Suture Anchors technology
•	Intercarrier SMS technology	•	Telematics technology
•	Interstitial and Pop-Up Internet Advertising technology	•	Unicondylar Knee Replacement technology
________________________________________

(1)	Initial revenues recognized during the three months ended September 30, 2015
(2)	Initial revenues recognized during the nine months ended September 30, 2015

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2016 and 2015
(In thousands, except percentage change values)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2016	2015	Change	2016	2015	Change

Revenues	$64,658	$12,994	398%	$130,730	$87,540	49%
Operating costs and expenses	48,368	39,830	21%	159,084	126,986	25%
Operating income (loss)	16,290	(26,836)	(161)%	(28,354)	(39,446)	(28)%
Income (loss) before provision for income taxes	16,551	(27,016)	(161)%	(28,148)	(39,502)	(29)%
Provision for income taxes	(9,655)	(337)	*	(15,774)	(626)	*
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	186	43	333%	466	(3,998)	(112)%
Net income (loss) attributable to Acacia Research Corporation	7,082	(27,310)	(126)%	(43,456)	(44,126)	(2)%
*Percentage change in excess of 400%

Overview - Three months ended September 30, 2016 compared with the three months ended September 30, 2015

•
Revenues increased $51.7 million, or 398%, to $64.7 million for the three months ended September 30, 2016, as compared to $13.0 million in the comparable prior year quarter, due primarily to an increase in average revenue per agreement.

•
Income before taxes was $16.6 million for the three months ended September 30, 2016, as compared to a loss before income taxes of $27.0 million for the three months ended September 30, 2015. The change was due primarily to a $51.7 million increase in revenue, partially offset by a net decrease in operating expenses, including the following:

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, increased $23.5 million, in excess of 400%, compared to the 398% increase in related revenues for the same periods, due primarily due to lower average inventor royalty rates for the portfolios generating revenues in the third quarter of 2015, as compared to the portfolios generating revenues in the third quarter of 2016.

•
Litigation and licensing expenses-patents decreased $3.0 million, or 29%, to $7.3 million, due primarily to a net decrease in litigation support costs associated with upcoming trials and a decrease in patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs.

•
Amortization expense decreased $7.2 million, or 53%, to $6.5 million, due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015 and second quarter of 2016.

•
General and administrative expenses decreased $1.1 million, or 12%, to $8.3 million, due primarily to a net decrease in personnel costs in connection with head count reduction activities in 2015 and 2016.

•
Other operating expense was $3.5 million for the three months ended September 30, 2015. Other operating expense included expense accruals for court ordered attorney fees related to a matter initiated in 2010, and settlement and contingency accruals for other matters.

Overview - Nine months ended September 30, 2016 compared with the nine months ended September 30, 2015

•	Revenues increased $43.2 million, or 49% to $130.7 million, as compared to $87.5 million in the comparable prior year period, due primarily to an increase in average revenue per agreement.

•
Loss before income taxes decreased 29%, to $28.1 million, as compared to $39.5 million in the comparable prior year period, due to the 49% increase in revenues, offset by an increase in inventor royalties and contingent legal fees and $40.2 million of patent impairment charges.

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, increased $18.7 million, or 81%, as compared to the 49% increase in related revenues for the same periods, due to lower average inventor royalty and contingent legal fee rates the portfolios generating revenues during the nine months ended September 30, 2015 as compared to the portfolios generating revenues during the nine months ended September 30, 2016.

•
Litigation and licensing expenses-patents decreased $5.6 million, or 20%, to $22.4 million, due primarily to a net decrease in litigation support costs associated with upcoming trials and a decrease in patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs.

•
Amortization of patents decreased $12.0 million, or 30%, to $28.0 million, due primarily to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015 and the second quarter of 2016.

•
Marketing, general and administrative expenses decreased $5.7 million, or 19%, to $23.9 million, due primarily to a net decrease in non-cash stock compensation charges and a decrease in personnel costs in connection with head count reduction activities in 2015 and 2016.

•
Impairment of patent-related intangible asset charges totaled $40.2 million for the nine months ended September 30, 2016, reflecting the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods.

•
The effective tax rates for the nine months ended September 30, 2016 and 2015 were 56% and 2%, respectively. Tax expense for the periods presented primarily reflects the impact of foreign withholding taxes related to revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

Investments in Patent Portfolios

Certain of our operating subsidiaries continue to identify and explore opportunities to partner with patent owners with quality patent assets, across a range of technology areas. During the nine months ended September 30, 2016, we acquired control of two additional patent portfolios, one portfolio from our patent partner Renesas Electronics of Japan, comprised of 24 U.S. and 12 foreign patents covering technologies such as semiconductor chips for power management, system-on-chip architecture in microprocessors and packaging technology in memory and semiconductors. The second portfolio acquired contains 29 U.S. and 31 foreign patents covering circuits used in DRAM and Flash Memory. During the nine months ended September 30, 2015, we acquired control of two new patent portfolios. Refer to “Liquidity and Capital Resources” below for information regarding the financial statement impact, if any, of our patent partnering and investment activities during the periods presented.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in new patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and / or revenue growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing and enforcement business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our services. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, for the nine months ended September 30, 2016, we obtained control of only 2 new patent portfolios. Further, in fiscal year 2015, we obtained control of 3 new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been or may be negatively impacted, resulting in a decrease in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, we will be unable to profitably sustain our licensing and enforcement business going forward.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have nine pending patent infringement cases with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level since outcomes can be unfavorable. It is often difficult for juries and trial judges to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

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

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2016 and 2015

Revenues and Pretax Net Income (Loss)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

Revenues (in thousands, except percentage change values)	$64,658	$12,994	$51,664	398%	$130,730	$87,540	$43,190	49%
New agreements executed	11	8			30	51
Average revenue per agreement (in thousands)	$5,878	$1,624			$4,358	$1,716

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016 vs. 2015	2016 vs. 2015

Change in number of agreements executed	$4,873	$(36,046)
Change in average revenue per agreement executed	46,791	79,236
Total change in revenues	$51,664	$43,190

Two licensees individually accounted for 60% and 27% of revenues recognized during the three months ended September 30, 2016, and three licensees accounted for 30%, 27% and 13% of revenues recognized during the nine months ended September 30, 2016. Three licensees individually accounted for 54%, 15% and 13% of revenues recognized during the three months ended September 30, 2015 and two licensees accounted for 34% and 23% of revenues recognized during the nine months ended September 30, 2015.

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentage change values)
Income (loss) before provision for income taxes	$16,551	$(27,016)	$43,567	(161)%	$(28,148)	$(39,502)	$11,354	(29)%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 vs. 2015%		2016 vs. 2015%
	(in thousands, except percentage values)
Increase in revenues	$51,664	119%	$43,190	380%
Increase in inventor royalties and contingent legal fees	(23,465)	(54)%	(18,679)	(165)%
Decrease in general and administrative expenses	1,108	3%	5,741	51%
Decrease in litigation and licensing expenses	2,997	7%	5,637	50%
Decrease in patent amortization expenses	7,221	17%	11,968	105%
Increase in impairment of patent-related intangible assets	—	—%	(40,165)	(354)%
Other	4,042	8%	3,662	33%
Total change in income (loss) before provision for income taxes	$43,567	100%	$11,354	100%

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentage change values)

Inventor royalties	$17,844	$116	$17,728	*	$19,417	$10,706	$8,711	81%
Contingent legal fees	$7,709	$1,972	$5,737	291%	$22,236	$12,268	$9,968	81%
* change in excess of 400%

Inventor Royalties and Contingent Legal Fees Expense.  Inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the comparable periods presented, using the prior year period as the base period, is as follows (in thousands, except percentage values):

	Three Months Ended September 30,	%	Nine Months Ended September 30,	%
	2016 vs. 2015		2016 vs. 2015
Inventor Royalties:
Increase in total revenues	$493	3%	$5,609	64%
Increase in inventor royalty rates	17,430	98%	12,501	144%
Increase in revenues without inventor royalty obligations primarily due to upfront advance related preferred returns	(195)	(1)%	(9,399)	(108)%
Total change in inventor royalties expense	$17,728	100%	$8,711	100%

Contingent Legal Fees:
Increase in total revenues	$8,089	141%	$6,191	62%
Increase (decrease) in contingent legal fee rates	(1,686)	(29)%	4,460	45%
Increase in revenues without contingent legal fee obligations	(666)	(12)%	(683)	(7)%
Total change in contingent legal fees expense	$5,737	100%	$9,968	100%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$7,348	$10,345	$(2,997)	(29)%	$22,395	$28,032	$(5,637)	(20)%
Amortization of patents	$6,467	$13,688	$(7,221)	(53)%	$27,986	$39,954	$(11,968)	(30)%
Impairment of patent-related intangible assets	$—	$—	$—	—%	$40,165	$—	$40,165	100%
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

Litigation and licensing expenses-patents decreased for the three and nine month periods presented due to a net decrease in litigation support costs associated with upcoming trials and a decrease in patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs. We expect patent-related legal expenses to continue to fluctuate period to period as we incur increased costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015 and second quarter of 2016.

Patent Impairment Charges. Patent portfolio impairment charges totaled $40.2 million for the nine months ended September 30, 2016, primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio in the second quarter of 2016. The impairment charges for the applicable periods presented reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2016	2015	$	%	2016	2015	$	%

General and administrative expenses	$5,790	$7,278	$(1,488)	(20)%	$18,109	$21,016	$(2,907)	(14)%
Non-cash stock compensation expense	2,544	2,164	380	18%	5,754	8,588	(2,834)	(33)%
Total general and administrative expenses	$8,334	$9,442	$(1,108)	(12)%	$23,863	$29,604	$(5,741)	(19)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 vs. 2015%		2016 vs. 2015%

Personnel cost reductions due to headcount reductions	$(1,509)	136%	$(4,745)	83%
Variable performance-based compensation costs	979	(88)%	783	(14)%
Corporate, general and administrative costs	447	(40)%	1,781	(31)%
Non-cash stock compensation expense	380	(34)%	(2,834)	49%
Non-recurring employee severance costs	(1,405)	126%	(726)	13%
Total change in general and administrative expenses	$(1,108)	100%	$(5,741)	100%

Other

For the nine months ended September 30, 2016 and 2015, other operating expenses were $500,000 and $3,891,000, respectively. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Provision for income taxes (in thousands)	$(9,655)	$(337)	$(15,774)	$(626)
Effective tax rate	(58)%	1%	56%	2%

The increase in tax expense for the periods presented primarily reflects the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least November 2017 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption has continued into 2016.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand, excluding restricted cash balances, totaled $146.3 million at September 30, 2016, compared to $135.2 million at December 31, 2015.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015

Net cash provided by (used in):
Operating activities	$23,219	$2,155
Investing activities	(41,285)	39,307
Financing activities	(1,141)	(18,153)

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2016 increased 17% to $111.3 million, as compared to $95.0 million in the comparable 2015 period, due to the net impact of the timing of cash receipts from licensees. Cash outflows from operations for the nine months ended September 30, 2016 increased 3% to $84.7 million, as compared to $82.1 million in the comparable 2015 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee is secured by a cash deposit (classified as restricted cash in the accompanying balances sheets) at the contracting bank, totaling $14.0 million and $10.7 million, at September 30, 2016 and December 31, 2015, respectively. See below for additional information.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015

Available-for-sale investments, net	$(30,281)	$58,819
Investments in patents/ patent rights	(1,000)	(19,504)
Loan receivable	(8,280)	—
Investment at cost	(1,720)	—
Purchases of property and equipment	(4)	(8)
Net cash provided by (used in) investing activities	$(41,285)	$39,307
Strategic Partnership. In August, we formed a strategic partnership with Veritone pursuant to which we expect to leverage our expertise in intellectual property licensing and enforcement to help Veritone build its patent portfolio and execute upon its overall intellectual property strategy. As a part of this strategic partnership, we entered into an Investment Agreement with Veritone that provides for us to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, we entered into a secured convertible promissory note with Veritone (the “Veritone Loan”), which permits Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum. On August 15, 2016, we funded the initial $10 million loan (the “First Loan”), which has a one-year term. If Veritone draws the second $10 million loan (the “Second Loan”), the Second Loan will also have a one-year term from the date of issuance, and the maturity date of the First Loan will automatically extend to the maturity date of the Second Loan. As a result, if Veritone draws the Second Loan, both the First Loan and the Second Loan will become due and payable on the first anniversary of the issuance date of the Second Loan. Veritone’s obligations under the Veritone Loan are secured by substantially all of Veritone’s assets pursuant to a security agreement that we entered into with Veritone dated August 15, 2016.

In addition, commencing on the earlier of Veritone’s consummation of a private round of financing of at least $10 million (a “Next Equity Financing”) and the maturity date of the Veritone Loan, we have the right, under certain circumstances, to convert all or a portion of the principal and accrued interest of the First Loan into shares of Veritone’s Series B Preferred Stock or, if Veritone consummates a Next Equity Financing, into shares of Veritone capital stock issued in such financing, at various conversion rates, with the exact conversion rate to depend upon (i) whether Veritone consummates a Next Equity Financing, (ii) the price per share in such Next Equity Financing and (iii) whether or not Acacia elects to convert all of the outstanding principal and accrued interest under the Veritone Loan. If we fund the Second Loan, we will have the right, under certain circumstances, to convert all or a portion of the principal and accrued interest of the Second Loan into shares of Veritone’s Series B Preferred Stock or, if Veritone consummates a Next Equity Financing, into shares of Veritone capital stock issued in such financing, at various conversion rates, with the exact conversion rate to depend upon (i) whether Veritone consummates a Next Equity Financing, (ii) the price per share in such Next Equity Financing and (iii) whether or not Acacia elects to convert all of the principal and accrued interest under the Veritone Loan. If Veritone consummates a qualified public offering of its common stock, any outstanding principal and accrued interest under the Veritone Loan will automatically convert into shares of Veritone common stock.

In conjunction with the First Loan, Veritone issued us a four-year $700,000 warrant to purchase shares of Veritone’s common stock at various exercise prices, with the actual exercise price to be determined by the type and/or valuation of Veritone’s future equity financings, if any. If we fund the Second Loan, Veritone will issue to us two additional four-year $700,000 warrants to purchase shares of Veritone’s common stock with similar terms.

In addition, pursuant to the Investment Agreement, Veritone issued us a five-year Primary Warrant to purchase up to $50 million, less all converted amounts or payments under the Veritone Loan, worth of shares of Veritone’s common stock at various exercise prices, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Veritone Loan converted into shares of Veritone common stock. Acacia may exercise the Primary Warrant at any time during its five-year term after the earlier of August 15, 2017 or the completion of a public offering of common stock by Veritone with gross proceeds to Veritone of at least $15.0 million. Upon the consummation of a public offering as described above, and subject to the satisfaction of certain other conditions, Veritone has the right to elect that we exercise the Primary Warrant, and upon such election, we agree to exercise the Primary Warrant in full.

Immediately following our exercise of the Primary Warrant in full, Veritone has the obligation to issue to us an additional 10% Warrant that provides for the issuance of additional shares of Veritone common stock, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant, and the remaining 50% of shares vesting on the anniversary of the issuance date of the 10% Warrant.

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015

Dividends paid to stockholders	$—	$(19,091)
Distributions to noncontrolling interests in operating subsidiary	(1,358)	—
Repurchased restricted common stock	(25)	—
Proceeds from exercises of stock options	242	938
Net cash used in financing activities	$(1,141)	$(18,153)

We paid quarterly cash dividends totaling $19.1 million during the nine months ended September 30, 2015 in the amount of $0.125 per share. On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016.

Working Capital

Working capital (including restricted cash) at September 30, 2016 increased to $170.1 million, compared to $150.7 million at December 31, 2015. Consolidated accounts receivable from licensees increased to $53.7 million at September 30, 2016, compared to $33.5 million at December 31, 2015. Consolidated royalties and contingent legal fees payable increased to $25.0 million at September 30, 2016, compared to $14.9 million at December 31, 2015.

The majority of accounts receivable from licensees at September 30, 2016 were collected or scheduled to be collected in the fourth quarter of 2016, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2016 or first quarter of 2017, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

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
The Guarantee is secured by a cash deposit at the contracting bank totaling $14.0 million and $10.7 million, as of September 30, 2016 and December 31, 2015, respectively. Changes in the balance are primarily due to additional defendants that were added to the patent infringement case in the second quarter of 2016. Additional changes are a result of foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2017, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.
Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of September 30, 2016 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases, net of guaranteed sublease income	$4,219	$201	$2,569	$1,449	$—
Investment Agreement - Second Loan, contingent obligation (1)	10,000	10,000	—	—	—
Investment Agreement - Primary Warrant Put Right, contingent obligation (1)	30,000	—	30,000	—	—
Total contractual obligations	$44,219	$10,201	$32,569	$1,449	$—
___________________________________________________
(1) - Refer to description of Strategic Partnership - Veritone, above

Uncertain Tax Positions.  At September 30, 2016, we had total unrecognized tax benefits of approximately $2.1 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of September 30, 2016. Recognition of the tax benefits would not have a material impact on our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the periods presented.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. As a result of a material weakness in our internal control over financial reporting relating to the accounting for infrequent, unusual, or complex accounting matters, as described below, our management has assessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of September 30, 2016.
A “material weakness” in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control  such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.
The matter involving internal controls and procedures that our management considered to be a material weakness involves the sufficiency of company resources with accounting technical knowledge and expertise related to the accounting and disclosure of infrequent, unusual, or complex accounting matters.  Specifically, a control failure occurred that allowed for misapplication of Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation,” in connection with the accounting for stock options with market vesting conditions, granted during the third quarter of 2016, which impacted stock based compensation expense for the third quarter of 2016. The non-cash stock compensation expense has been properly reflected in the accompanying consolidated financial statements.
Remediation Plan. We are in the process of developing a plan to address the material weakness and enhance our control procedures related to infrequent, unusual, or complex accounting matters, and anticipate implementation in the fourth quarter of 2016.

Changes in Internal Controls. Except as described above, there have been no changes in our internal controls over financial reporting during the period covered by this repot that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in new patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and / or revenue growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing and enforcement business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our services. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, for the nine months ended September 30, 2016, we obtained control of only 2 new patent portfolios. Further, in fiscal year 2015, we obtained control of 3 new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. High quality patent portfolios are typically associated with higher numbers of varied defensible claims, higher revenue potential, each originating from highly-pedigreed patent owners and/or possessing a relatively large number of prospective licensees. In this regard, commencing in the latter half of 2013 and in early 2014, we continued to shift our focus at the point of patent intake from quantity to quality. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been or may be negatively impacted, resulting in a decrease in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, we will be unable to profitably sustain our licensing and enforcement business going forward.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As a result of a material weakness identified in our internal control over financial reporting relating to the accounting for infrequent, unusual, or complex accounting matters, our management assessed the effectiveness of our disclosure controls and procedures and determined that our disclosure controls and procedures were not effective as of September 30, 2016. We are in the process of developing a plan to address the material weakness and enhance our control procedures related to infrequent, unusual, or complex accounting matters. While management believes the enhanced internal controls, once implemented, will remediate the material weakness identified, there is no assurance that the changes will remediate the identified material weakness or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Item 5.  OTHER INFORMATION

Subsequent to our third quarter 2016 earnings press release and Form 8-K filed with the SEC on October 27, 2016, we (1) completed the accounting and valuation analysis for our Veritone, Inc. transaction (described earlier herein), and (2) based upon completion of the related valuation analysis, recorded additional non-cash stock compensation expense related to options with market based vesting conditions granted in third quarter of 2016. The amounts recorded had the following impact on the preliminary net income (loss) and income (loss) per share previously announced (in thousands, except per share information):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016

Preliminary net income (loss), initially included in release	$7,989	$(42,549)
Interest income and accretion on First Loan (1)	269	269
Additional non-cash stock compensation - options with market based vesting conditions (2)	(1,176)	(1,176)
Adjusted net income (loss), as reported on Form 10-Q	$7,082	$(43,456)

Preliminary income (loss) per share, initially included in release	$0.16	$(0.85)
Adjusted income (loss) per share, as reported on Form 10-Q	$0.14	$(0.87)
_____________________________________________
(1) - Refer to Management's Discussion and Analysis of Financial Conditions and Results of Operations - "Liquidity and Capital Resources" and Note 5 to the consolidated financial statements elsewhere herein.
(2) - Non-cash stock compensation expense relates to options granted with market based vesting conditions during the third quarter of 2016. Refer to Note 2 to the consolidated financial statements elsewhere herein.

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

Date:     November 14, 2016

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