Form 10-K
period 2016-12-31
ACACIA RESEARCH CORP
filed 2017-03-10
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

  ☐  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number 0-26068
____________________
(Exact name of registrant as specified in its charter)

DELAWARE	95-4405754
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

520 NEWPORT CENTER DRIVE, 12TH FLOOR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $216,379,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 6, 2017, 50,466,611 shares of common stock were issued and outstanding.

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
FISCAL YEAR ENDED DECEMBER 31, 2016

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

ITEM 1.  BUSINESS

General

Our operating subsidiaries partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, and facilitating efficiency in connection with the monetization of patent assets.

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

We are a leader in licensing and enforcing patented technologies and have established a proven track record of licensing success with over 1,530 license agreements executed to date, across 192 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.4 billion, and have returned more than $726 million to our patent partners.

Corporate Information

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

Patent Licensing and Enforcement Business

Our operating subsidiaries invest in, license and enforce patented technologies. Our operating subsidiaries partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, and facilitating efficiency in connection with the monetization of patent assets.

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

Patents are an important asset class worldwide. Due to legislative and regulatory changes, licensing and enforcing patents has become increasingly difficult for patent holders, necessitating an experienced, well-capitalized, licensing partner. We focus on the patent marketplace, and have emerged as a leading outsourced patent licensing and enforcement company for patent owners that have made the important choice to outsource their patent licensing and enforcement activities.

We are a leader in patent licensing and enforcement and our operating subsidiaries have established a proven track record of licensing success with more than 1,530 license agreements executed to date. On a consolidated basis, to date, we have generated revenues from 192 patent portfolio licensing and enforcement programs. Our professional staff includes in-house patent attorneys, licensing, engineering and business development executives.

We have partnered with patent owners, including individual inventors, universities, and large multi-national corporations in several technology sectors. These patent owners may have limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies, or may seek to effectively and efficiently monetize their portfolio of patented technologies on an outsourced basis. In a typical arrangement, our operating subsidiary will partner with a patent portfolio owner, acquiring rights in the patent portfolio or acquiring the patent portfolio outright, and in exchange, the original patent portfolio owner receives (i) a percentage of our operating subsidiary’s net recoveries from the licensing and enforcement of the patent portfolio, which we refer to as our Partnering Model, or (ii) an upfront payment for the purchase of the patent portfolio rights or the patent portfolio, which we refer to as our Purchasing Model, or (iii) a combination of the two, which we refer to as our Hybrid Partnering Model.

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

As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of patented technologies without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent enforcement litigation. However, most patent infringement litigation settles out of court at amounts that are related to the strength of the patent and the value of the invention in the infringer’s products or services. We execute agreements that grant rights in our patents to users of our patented technologies. Our agreements can be negotiated without the filing of patent litigation, or negotiated within the context of ongoing patent litigation, depending on the specific facts and circumstances.

Patents and patent infringement are complex and highly technical subject areas. Our professionals seek to identify high-quality but undervalued patent portfolios in a variety of industries. We combine our legal expertise, technology expertise, and our extensive knowledge of, and experience in, the patent licensing ecosystem, seeking to uncover important patent assets and promote efficiency in the patent licensing and enforcement industry.

Our relationship with patent owners is the cornerstone of our operating subsidiaries’ corporate strategy. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and then, when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to the patent owner as an advance against future licensing revenue. We are a principal in the licensing and enforcement effort, with our operating subsidiaries obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

Business Model and Strategy - Overview

We have the flexibility to structure arrangements in a number of ways to address the needs and specific sets of circumstances presented by each of our unique patent partners, examples of which include the following:

Generally, we maintain a 100% preferred rate of return until all deployed capital and advanced operational costs are recovered by us. Upon recovery of these costs, the net profit revenue share with patent partner commences, if applicable.

Key Elements of Business Strategy

Patent licensing and enforcement can be an effective and efficient way to maximize the profit potential of a patent, or patents, that are being practiced by third-parties without authorization . A patent license agreement grants a third-party user of an invention specific patent rights to the patented invention in exchange for patent license fees. Patent licensing can be critical for patents that are owned by those that have not to date converted their patented invention into a profitable product or service, and therefore, are not generating revenues from their patented inventions. These include owners of the following categories of patented inventions:

•	Inventions that were ahead of the technology curve and hence, there is no existing ecosystem to support the patented products or services at the time they are introduced to market;

•
Inventions that can only be deployed in very capital-intensive industries, such as semiconductor fabrication, energy, or medical sectors, but whose owners do not have sufficient amounts of capital to deploy; and

•	Inventions that, for one reason or another, are no longer being practiced by the patent owner.

Our patent licensing business provides patent holders with an opportunity to generate income from their patented inventions being practiced by third-parties without authorization and from third-parties that desire to practice their patented inventions with authorization. Our patent licensing and enforcement business strategy, conducted solely by our operating subsidiaries, includes three fundamental elements, as follows:

•	Patent Discovery - Discover potentially valuable patents or patent portfolios.

•
Assessment of Economic Value - Work internally and with external experts to evaluate the use of the patented invention(s) in the relevant marketplace and assess a patents or patent portfolios’ expected economic value.

•
Licensing and Enforcement - License those users wanting to utilize the patented invention with authorization. For unauthorized users of the patented invention, enter into license negotiations and, if necessary, litigation to monetize the patent based on its assessed value.

Patent Discovery. The patent process breeds, encourages and sustains innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies, become core technologies in the way products and services are manufactured, sold or delivered by companies across a wide array of industries. Our operating subsidiaries seek to identify core, patented technologies that have been or are anticipated to be widely adopted by third-parties in connection with the manufacture, sale or use of products and services. Patent discovery occurs when we reach out to patent holders who may be disenfranchised, or when patent holders approach us seeking assistance with the monetization and enforcement of their patent portfolios.

Assessment of Economic Value. Subsequent to the patent discovery process, our executives work internally and/or with external industry experts in the specific technology field, to evaluate the patented invention and its adoption and implementation in the marketplace. There are three key factors, among a number of factors, to consider when analyzing a patent and determining a patent’s value: (1) Infringement, (2) Validity and (3) Enforceability.

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

The processes and procedures employed in connection with the evaluation of a specific patent portfolio for future investment, licensing and enforcement are tailored and unique to each specific situation and can vary widely based on the specific facts and circumstances of a specific patent portfolio, such as the related technology, related industry and certain other factors. Some of the key components of our processes and procedures may include:

•
Utilizing our staff of in-house patent attorneys, licensing, engineering and business development executives to conduct our tailored patent investment and evaluation processes and procedures. We may also leverage the expertise of external specialists and technology consultants.

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

Licensing and Enforcement. The final step in the patent licensing and enforcement process is to seek to monetize the patent portfolio by securing license agreements based on the patents estimated value. While we prefer to convince unauthorized users of our patented inventions of the value of the patented invention and secure a license agreement in a non-litigious manner, many infringers refuse to take such licenses even when confronted with substantial and persuasive evidence of infringement, validity, enforceability and significant economic value. As a result, often we must resort to litigation to demonstrate and prove infringement and ultimately induce infringers to take a license. We have found it effective to negotiate licenses concurrently with litigation due to the fact that litigation necessitates and facilitates an information exchange that helps both sides assess the value of a patent and make informed decisions. Also, litigation eventually leads to a court’s judgment. When a court agrees with our assessment of a patent, this judgment stops recalcitrant infringers from utilizing our patented technology indefinitely, without appropriate authorization.

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

Patent Prosecution. Concurrent with our patent litigation and licensing negotiation activities, we often assist patent holders with the acquisition of additional rights associated with their inventions both in the United States and across the globe. This is referred to as “continued prosecution,” and is done to further define the boundaries of an invention. It can also be effective to correct technical deficiencies discovered within a patent that may have been identified in the negotiation and litigation process. These deficiencies, if not appropriately addressed, can limit the value of patents that are otherwise infringed, valid, and enforceable.

Investments in Patent Portfolios. Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents and inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then we may not be able to identify new technology-based opportunities for sustainable revenue and /or revenue growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing and enforcement business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our revenues, operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, for the year ended December 31, 2016, we obtained control of only 2 new patent portfolios. Further, in fiscal year 2015, we obtained control of 3 new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

As a result of the foregoing, our operating subsidiaries may from time to time evaluate other business opportunities which compliment, or supplement, our primary licensing and enforcement business and leverage our intellectual property expertise. For example, in August 2016, we announced the formation of a strategic partnership with Veritone, Inc. (“Veritone”), a leading cloud-based Artificial Intelligence (“AI”) technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Under the partnership, we expect to leverage our IP expertise to assist Veritone with building its patent portfolio and executing upon its overall intellectual property strategy. Refer to "Management's Discussion and Analysis" elsewhere herein for additional information.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to patent portfolios with future patent expiration dates ranging from 2017 to approximately 2033, covering technologies used in a variety of industries, a sample of which includes the following:

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

Endotach, LLC	Peripheral Vascular Devices	Patents relating to stent grafts.
Innovative Display Technologies, LLC	Telecommunications / Smartphones	Portfolio generally relates to back-lighting for displays and the patented technology covers various improvements to LCD displays.
Lambda Optical Solutions, LLC	Communications	Patents relating to Optical Switching Technology.
LifePort Sciences, LLC	Peripheral Vascular Devices	Multiple patents and applications relating to, among other things, stent grafts, stent graft delivery systems and stent placement procedures.
LifeScreen Sciences, LLC	Peripheral Vascular Devices	Portfolio consists of multiple patents and applications relating to, among other things, vena cava filters, embolic protection and associated delivery systems.
LifeShield Sciences, LLC	Peripheral Vascular Devices	Portfolio consists of multiple patents and applications relating to stent grafts, and stent graft delivery systems.

Limestone Memory Systems LLC	Memory	This portfolio covers both DRAM and flash memory technologies used in virtually all electronic communications and computing devices.
Nexus Display Technologies, LLC	Consumer Electronics	Patent portfolio relating to high speed digital display interface technology used in industry standards such as DisplayPort and DisplayPort-related technologies and also MIPI DSI.
Optimum Content Protection, LLC and Super Interconnect Technologies, LLC	Telecommunications / Smartphones	Portfolios relate to high speed circuit interconnect, display control technology and content security used in consumer electronics, PCs and mobile devices such as smartphones, tablets, and laptops.
Parthenon Unified Memory Architecture, LLC	Semiconductor	Patents relate to the use of shared memory in multimedia processing systems such as mobile phones, tablets and other consumer electronic devices.
Power Optimized Memory Solutions LLC	Memory	This portfolio covers technologies and devices similar to those of the Limestone portfolio, as well as Solid State Drives (SSD’s).
Rapid Completions LLC	Energy Efficiency
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

Roman Memory Solutions LLC	Memory	Patents covering circuits used in DRAM and Flash Memory.
Saint Lawrence Communications, LLC	Wireless	Patents relating to Speech Codecs used in Wireless and Wireline Systems.
Unified Messaging Solutions, LLC	Communications	Patent for Messaging Technology.

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

Employees

As of December 31, 2016, on a consolidated basis, we had 27 full-time employees. Neither we, nor any of our subsidiaries, are a party to any collective bargaining agreement. We consider our employee relations to be good.

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

We reported a net loss of $54.1 million (includes $42.3 million of noncash patent impairment charges), $160.0 million (includes $104.9 million of noncash goodwill and patent impairment charges) and $66.0 million (includes $3.5 million of noncash patent impairment charges) for the years ended December 31, 2016, 2015 and 2014, and on a cumulative basis, we have sustained substantial losses since our inception. As of December 31, 2016, our accumulated deficit was $342.2 million. As of December 31, 2016, we had approximately $158.5 million in cash and cash equivalents, restricted cash and short-term investments and working capital of $160.3 million. We expect to continue incurring significant legal, general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future. We believe, however, that our current cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months.

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

Our consolidated cash and cash equivalents, restricted cash and short-term investments totaled $158.5 million and $145.9 million at December 31, 2016 and 2015, respectively. To date, we have relied primarily upon net cash flows from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations.

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

Our recent operational changes have placed, and are expected to continue to place, a strain on our managerial, operational and financial resources and systems. Operational changes primarily relate to the resignation of Matthew Vella, our former Chief Executive Officer and President in December 2015, the appointment of Marvin Key, Chief Executive Officer of Acacia Research Group LLC, to Chief Executive Officer of Acacia Research Corporation in December 2015, and reductions in employee headcount across our licensing, business development and engineering functions in 2015 and 2016. Further, as our operating subsidiary companies’ businesses grow or change, we will be required to continue to manage multiple relationships. Any further growth or change by us or our subsidiary companies, or an increase in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow, if we fail to manage our growth or other operational changes effectively or to develop, expand or otherwise modify our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

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

We believe that our cash and cash equivalents and short-term investment balances, anticipated cash flow from operations, proceeds from prior offerings of our common stock (refer to “Liquidity and Capital Resources” below) and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2018 and for the foreseeable future. However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and certain other factors, our revenues may vary significantly from quarter to quarter and period to period, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly and periodic results to fall below market expectations and adversely affect the market price of our common stock.

Our operating subsidiaries depend upon relationships with others to provide technology-based opportunities that can develop into profitable royalty-bearing licenses, and if they are unable to maintain and generate new relationships, then they may not be able to sustain existing levels of revenue or increase revenue.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents and inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then we may not be able to identify new technology-based opportunities for sustainable revenue and /or revenue growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing and enforcement business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our revenues, operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, for the year ended December 31, 2016, we obtained control of only 2 new patent portfolios. Further, in fiscal year 2015, we obtained control of 3 new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

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

Our licensing cycle is lengthy and costly, and our legal and sales efforts may be unsuccessful.

We expect our operating subsidiaries to incur significant general and administrative, legal and sales expenses prior to entering into license agreements and generating license revenues. We will also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As a result of a material weakness identified in our internal control over financial reporting relating to the accounting for infrequent, unusual, or complex accounting matters, our management assessed the effectiveness of our disclosure controls and procedures and determined that our disclosure controls and procedures were not effective as of September 30, 2016. We developed a plan to address the material weakness and enhance our control procedures related to infrequent, unusual, or complex accounting matters and implemented the revised procedures in the fourth quarter of 2016. However, due to the short period of time and limited use of this new control as contemplated by the applicable Public Company Accounting Oversight Board standards, we are unable to conclude in this report as to the operating effectiveness of our enhanced review procedures and documentation standards as of December 31, 2016. Our goal is to remediate this material weakness as contemplated by the standards by the end of the first quarter of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

While management believes the enhanced internal controls implemented will remediate the material weakness identified, there is no assurance that the changes will remediate the identified material weakness or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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
Our operating subsidiaries invest in patents with enforcement opportunities and spend a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, such changes could negatively affect our business. Recently, United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review process at the USPTO which can be, and often is, used by defendants, and other individuals and entities, to separately challenge the validity of any patent. The IPR process of the AIA has in many instances increased costs for licensing and litigation and has resulted in the loss of certain portfolio patents which in some cases may have negatively impacted the value of those portfolios. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of our patented technologies, which in certain circumstances could have a material adverse effect on our business and financial condition.
The U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, in 2014, the Federal Trade Commission, or FTC, initiated a study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs.  The FTC’s initial notice and request for public comment relating to the PAE study appeared in the Federal Register on October 3, 2013.  We received and responded to a request for information as part of this FTC study.  The FTC study entitled, "Patent Assertion Entity Activity" was released in October 2016.

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
Patent laws may continue to change, and may alter the historically consistent protections afforded to owners of patent rights. Such changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection to enforce our patents against infringing parties. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions. For instance, the United States Congress has considered a bill that would require, among other things, non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met.
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

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	our or our competitors’ technological innovations;

•	developments in relationships with licensees;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	concerns about sovereign debt of the United States and the European Union;

•	announcements by us or our competitors of significant contracts, investments, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

      For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $1,942.62 - $2,953.37 during the 52-weeks ended December 31, 2016 and the NASDAQ Composite Index (IXIC) had a range of $4,209.76 - $5,512.37 over the same period. Over the same period, our common stock fluctuated within a range of $2.82 - $7.68.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive, corporate and administrative offices are located in Newport Beach, California, where we lease approximately 17,758 square feet of office space, under a lease agreement that expires in December 2019. Our primary operating subsidiary, Acacia Research Group, LLC, and its subsidiaries, are headquartered in Dallas, Texas, where we lease approximately 1,810 square feet of office space, under a lease agreement that expires in April 2017. Certain of our operating subsidiaries also maintain additional leased office space in Munich, Germany. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

	2016				2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$7.68	$7.25	$5.64	$4.30	$9.97	$10.63	$12.51	$17.22
Low	$5.55	$4.20	$3.75	$2.82	$3.82	$7.88	$8.61	$10.18

Dividend Policy

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that called for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid quarterly cash dividends totaling $25.4 million and $25.0 million during 2015 and 2014, respectively. On February 23, 2016, our Board of Directors terminated the company’s dividend policy effective immediately. Our Board of Directors terminated the dividend policy due to a number of factors, including our financial performance, our available cash resources, our cash requirements and alternative uses of capital that our Board of Directors concluded would represent an opportunity to generate a greater return on investment for us and our stockholders.

The current policy of our Board of Directors is to retain earnings, if any, to provide for our growth and the growth of our operating subsidiaries. Consequently, we do not expect to pay any cash dividends in the foreseeable future. Further, there can be no assurance that our proposed operations will generate revenues and cash flow needed to declare any future cash dividends or that we will have legally available funds to pay future dividends.

Holders of Common Stock

On March 6, 2017, there were approximately 68 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

	2012	2013	2014	2015	2016

Acacia Research Corporation common stock	$70	$40	$46	$12	$18
Nasdaq Composite Index (IXIC)	$116	$160	$182	$192	$207
NASDAQ-100 Technology Sector Index (NDXT)	$107	$147	$182	$178	$221

The graph covers the period from December 31, 2011 to December 31, 2016. Cumulative total returns are calculated assuming that $100 was invested on December 31, 2011, in our common stock, in the NASDAQ Composite Index, and in the NASDAQ-100 Technology Sector Index, and that all dividends, if any, were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stock prices or stockholder returns.

 ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2016 and 2015 and the consolidated selected statements of operations data for the years ended December 31, 2016, 2015 and 2014 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidated selected balance sheet data as of December 31, 2014, 2013 and 2012 and the consolidated selected statements of operations data for the years ended December 31, 2013 and 2012 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2016	2015	2014	2013	2012

Revenues	$152,699	$125,037	$130,876	$130,556	$250,727
Inventor royalties and contingent legal fees expense	49,204	34,631	44,233	54,508	50,679
Litigation and licensing expenses - patents	27,858	39,373	37,614	39,335	21,591
Amortization of patents	34,208	53,067	53,745	49,039	39,019
General and administrative expenses (excluding non-cash stock compensation expense)	23,857	27,128	30,439	31,335	28,426
Non-cash stock compensation expense (included in G&A in the statements of operations)	9,062	11,048	18,115	27,894	25,657
Research, consulting and other expenses - business development	3,079	3,391	3,840	3,251	4,943
Impairment of patent-related intangible assets	42,340	74,731	3,497	4,619	—
Impairment of goodwill	—	30,149	—	—	—
Other	500	4,141	1,548	3,506	—
Operating income (loss)	$(37,409)	$(152,622)	$(62,155)	$(82,931)	$80,412

Income (loss) from continuing operations before (provision for) benefit from income taxes	$(36,611)	$(152,678)	$(62,750)	$(80,800)	$81,349
(Provision for) benefit from income taxes	(18,188)	(4,800)	(3,912)	21,958	(22,060)
Net income (loss) from continuing operations including noncontrolling interests in operating subsidiaries	$(54,799)	$(157,478)	$(66,662)	$(58,842)	$59,289

Net income (loss) attributable to Acacia Research Corporation	$(54,067)	$(160,036)	$(66,029)	$(56,434)	$59,453

Diluted income (loss) per common share	$(1.08)	$(3.25)	$(1.37)	$(1.18)	$1.21

Cash dividends declared per common share	$—	$0.50	$0.50	$0.375	$—

Consolidated Balance Sheet Data (In thousands)

	At December 31,
	2016	2015	2014	2013	2012

Cash and cash equivalents, restricted cash and investments	$158,495	$145,948	$193,024	$256,702	$311,279
Patents, net of accumulated amortization	86,319	162,642	286,636	288,432	313,529
Total assets	296,003	347,901	536,348	593,393	668,717
Total liabilities	28,560	33,746	47,300	31,195	50,239
Noncontrolling interests in operating subsidiaries	1,854	3,944	5,491	6,488	6,976
Acacia Research Corporation stockholders’ equity	265,589	310,211	483,557	555,710	611,502

Factors Affecting Comparability:

•
Net deferred tax liabilities resulting from an acquisition in January 2012 created an additional source of income to utilize against the majority of our existing consolidated net deferred tax assets. In addition, we estimated that certain of our other foreign tax credit and state tax related deferred tax assets were more likely than not realizable in future periods. Accordingly, the valuation allowance on the majority of our net deferred tax assets was released, resulting in a financial statement income tax benefit of $10.7 million during the year ended December 31, 2012. At December 31, 2013, we recorded a partial valuation allowance for certain tax attribute carryforwards and other deferred tax assets totaling $7.6 million, due to uncertainty regarding future realization. We recorded a full valuation allowance for net deferred tax assets generated during fiscal year 2016, 2015 and 2014, due to uncertainty regarding future realization.

•
For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, we paid patent related investment costs totaling $1.2 million, $19.5 million, $42.7 million, $25.1 million and $178.3 million (excluding business combinations of $150.0 million), respectively. Patent related investment costs are amortized using the straight-line method over the estimated economic useful life of the underlying patents.

•
For the years ended December 31, 2016, 2015, 2014 and 2013 we recognized patent impairment charges totaling $42.3 million, $74.7 million, $3.5 million and $4.6 million, respectively. The impairment charges for the periods presented reflect the impact of reductions in expected estimated future net cash flows for certain portfolios due to adverse legal outcomes and certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

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

General

Our operating subsidiaries invest in, license and enforce patented technologies. Our operating subsidiaries partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. Our operating subsidiaries generate revenues and related cash flows from the granting of patent rights for the use of patented technologies that our operating subsidiaries control or own. Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. We are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,530 license agreements executed to date, across 192 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.4 billion, and have returned more than $726 million to our patent partners.

The patent portfolio investment, development, licensing and enforcement business conducted by our operating subsidiaries is described more fully in Item 1. “Business,” of this annual report.

Executive Overview

Our operating activities during the periods presented have been principally focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. In addition, we and our operating subsidiaries may from time to time evaluate, leveraging our intellectual property expertise, other business opportunities. In some cases, these opportunities will compliment, and / or supplement our primary licensing and enforcement business.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents and inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then we may not be able to identify new technology-based opportunities for sustainable revenue and /or revenue growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing and enforcement business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our revenues, operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, for the year ended December 31, 2016, we obtained control of only 2 new patent portfolios. Further, in fiscal year 2015, we obtained control of 3 new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

As a result of the foregoing, our operating subsidiaries may from time to time evaluate other business opportunities which compliment, or supplement, our primary licensing and enforcement business and leverage our intellectual property expertise. For example, in August 2016, we announced the formation of a strategic partnership with Veritone, Inc. (“Veritone”), a leading cloud-based Artificial Intelligence (“AI”) technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Under the partnership, we expect to leverage our intellectual property expertise to assist Veritone with building its patent portfolio and executing upon its overall intellectual property strategy. In order to enhance Veritone’s leadership position in the field of machine learning and AI, we provided $20 million in funding to Veritone in the form of two $10 million loans, each convertible upon the occurrence of certain events into Veritone equity. Additionally, upon the occurrence of certain events and the achievement of certain milestones by Veritone, we may invest up to an additional $30 million in Veritone, for a total investment of up to $50 million. Our Board of Directors unanimously approved the investment, and believes that this partnership with Veritone will be synergistic with our business strategies.

Operating activities during the periods presented included the following:

	2016	2015	2014

Revenues (in thousands)	$152,699	$125,037	$130,876
New agreements executed	39	63	88
Licensing and enforcement programs generating revenues - during the respective period	28	30	46
Licensing and enforcement programs with initial revenues	7	4	15
New patent portfolios	2	3	6
Year end cash, cash equivalents, short-term investments and restricted cash balance	$158,495	$145,948	$193,024

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

As of Date:	Trailing Twelve -Month Revenues	% Change

December 31, 2016	$152,699	(9)%
September 30, 2016	168,227	44%
June 30, 2016	116,563	1%
March 31, 2016	115,548	(8)%
December 31, 2015	125,037	(4)%
December 31, 2014	130,876	—

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

Our management does not attempt to manage for smooth sequential periodic growth in revenues period to period, and therefore, periodic results can be uneven. Unlike most operating businesses and industries, licensing revenues not generated in a current period are not necessarily foregone but, depending on whether negotiations, litigation or both continue into subsequent periods, and depending on a number of other factors, such potential revenues may be pushed into subsequent fiscal periods.

Summary of Results of Operations - For Fiscal Years 2016, 2015 and 2014
(In thousands, except percentage change values)

	Fiscal Year			% Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Revenues	$152,699	$125,037	$130,876	22%	(4)%
Inventor royalties and contingent legal fees	49,204	34,631	44,233	42%	(22)%
Litigation and licensing expenses - patents	27,858	39,373	37,614	(29)%	5%
Amortization expense	34,208	53,067	53,745	(36)%	(1)%
Impairment of patent-related intangible assets	42,340	74,731	3,497	(43)%	*
Impairment of goodwill	—	30,149	—	(100)%	100%
Other operating costs and expenses(1)	36,498	45,708	53,942	(20)%	(15)%
Operating loss	(37,409)	(152,622)	(62,155)	(75)%	146%
Provision for income taxes	(18,188)	(4,800)	(3,912)	279%	23%
Net (income) loss attributable to noncontrolling interests(2)	732	(2,558)	633	(129)%	*
Net loss attributable to Acacia Research Corporation	(54,067)	(160,036)	(66,029)	(66)%	142%

____________________________________
* Percentage change in excess of 300%
(1) Includes non-cash stock compensation charges of $9.1 million, $11.0 million and $18.1 million in fiscal years 2016, 2015 and 2014, respectively, included in General and administrative expense in the consolidated statements of operations.
(2) Refer to Note 1 to the notes to consolidated financial statements included elsewhere in this annual report for additional information.

Overview - Fiscal year 2016 compared with Fiscal Year 2015

•
Revenues increased $27.7 million, or 22% to $152.7 million for fiscal year 2016, as compared to fiscal year 2015, due to an increase in average revenue per agreement, which was partially offset by a decrease in the number of agreements executed.

•
Inventor royalties and contingent legal fees, on a combined basis, increased $14.6 million, or 42%, due primarily to the 22% increase in revenues in fiscal year 2016, and a 4% increase in average contingent legal fee rates for the portfolios generating revenues in fiscal year 2016, as compared to the portfolios generating revenues in fiscal year 2015.

•
Litigation and licensing expenses-patents decreased $11.5 million, or 29%, to $27.9 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with patent trials and ongoing licensing and enforcement programs.

•
Amortization expense decreased $18.9 million, or 36%, to $34.2 million, due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the fourth quarter of 2015 and second quarter of 2016.

•
Impairment of patent-related intangible asset charges decreased $32.4 million, or 43%, to $42.3 million. Impairment charges reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

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

•
General and administrative expenses decreased $5.3 million, or 14%, to $32.9 million, due primarily to a net decrease in personnel costs in connection with the net reduction in headcount during 2016 and 2015 and a net decrease in non-cash stock compensation expense.

•	Fiscal year 2016 and 2015 operating expenses included expenses for court ordered attorney fees totaling $500,000 and $4.1 million, respectively.

•
Tax expense for the periods presented reflects foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions and other state taxes, and the impact of full valuation allowances recorded for net operating loss (2015 only)and foreign tax credit related tax assets generated during the periods. As such, no tax benefit was recognized for net operating loss and foreign tax credit related tax benefits generated during the applicable periods presented.

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

•
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

Revenues for the periods presented included fees from the following licensing and enforcement programs:

•	360 Degree View Technology(2)	•	Mobile Computer Synchronization technology(2)(3)
•	3G & 4G Cellular Air Interface and Infrastructure technology(2)(3)	•	Multi-Display Content Delivery and Data Aggregation technology(3)
•	4G Wireless technology(1)(2)(3)	•	Oil and Gas Drilling technology(1)
•	Audio Communications Fraud Detection technology(1)(2)(3)	•	Oil and Gas Production technology (2)(3)
•	Automotive Safety, Navigation and Diagnostics technology(2)(3)	•	Online Auction Guarantee technology(1)(2)(3)
•	Bone Wedge technology(1)(2)	•	Online Gaming technology(3)
•	Broadband Communications technology(1)(2)(3)	•	Optical Networking technology(1)(2)(3)
•	Cardiology and Vascular Device technology(1)(2)(3)	•	Optimized Microprocessor Operation technology(2)(3)
•	Computer Aided Design Tools technology(3)	•	Radio Frequency Modulation technology(3)
•	Computer-Aided Design technology(3)	•	Reflective and Radiant Barrier Insulation technology(1)(2)(3)
•	Core Fiber Optic Network Architectures technology(3)	•	Semiconductor 3D Die Stacking technology(1)
•	Diamond and Gemstone Grading technology(1)	•	Semiconductor Memory Circuit and Manufacturing Processes technology(1)
•	DisplayPort and MIPI DSI technology(1)(2)	•	Semiconductor Packaging technology(3)
•	Distributed Data Management & Synchronization technology(3)	•	Semiconductor Testing technology(2)
•	DMT® technology(3)	•	Shared Memory for Multimedia Processing(1)(2)
•	DRAM and Flash Memory technology(1)	•	Software Activation technology(3)
•	Electronic Access Control technology(2)(3)	•	Software Technology(3)
•	Electronic spreadsheet, data analysis and software development technology(1)	•	Speech codes used in wireless and wireline systems technology(1)(2)(3)
•	Enhanced Mobile Communications technology(2)(3)	•	Spinning and Jousting Toy Game technology (2)(3)
•	Flash Memory technology(1)	•	Super Resolutions Microscopy technology(1)(2)(3)
•	Gas Modulation Control Systems technology(1)(2)(3)	•	Surgical Access technology(2)
•	High Speed Circuit Interconnect and Display Control technology(1)(2)(3)	•	Suture Anchors technology(2)(3)
•	Improved Lighting technology(2)(3)	•	Telematics technology(1)(2)(3)
•	Innovative Display technology(2)(3)	•	Unicondylar Knee Replacement technology(2)
•	Intercarrier SMS technology(2)(3)	•	Variable Data Printing technology(1)
•	Interstitial and Pop-Up Internet Advertising technology(1)(2)(3)	•	Video Analytics for Security technology(2)(3)
•	Knee Replacement technology(1)	•	Voice-Over-IP technology(2)(3)
•	Lighting Ballast technology(1)	•	Wireless Data Synchronization & Data Transfer technology(2)(3)
•	Location Based Services technology(2)(3)	•	Wireless Infrastructure and User Equipment technology(1)(2)(3)
•	Messaging technology(2)(3)	•	Wireless Location Based Services technology(2)(3)
•	Microprocessor and Memory technology(1)(2)(3)	•	Wireless Monitoring technology(2)(3)
______________________________________

(1)	Licensing and enforcement program generating revenue in 2016.
(2)	Licensing and enforcement program generating revenue in 2015.
(3)	Licensing and enforcement program generating revenue in 2014.

Revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, and may be significant to our licensing and enforcement business as a whole.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have in excess of 6 pending patent infringement cases with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. For example, in the fourth quarter of 2015, we announced that our subsidiary Adaptix, Inc. received a jury verdict in its case against Alcatel Lucent USA, Inc., AT&T Mobility LLC, Cellco Partnership, and Sprint Spectrum L.P., lead case 6:12-cv-00022 pending in the Eastern District of Texas. The jury returned a verdict that the asserted claims of U.S. Patent No. 6,870,808 were invalid and non-infringed. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts.  Please refer to Item 1A. "Risk Factors" for additional information regarding trials, patent litigation and related risks.

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

Investments in Patent Portfolios

In fiscal year 2016 we acquired control of 2 additional patent portfolios, compared to 3 new patent portfolios, and 6 new patent portfolios in fiscal years 2015 and 2014, respectively. In fiscal year 2016, we acquired a portfolio from our patent partner Renesas Electronics of Japan, comprised of 24 U.S. and 12 foreign patents covering technologies such as semiconductor chips for power management, system-on-chip architecture in microprocessors and packaging technology in memory and semiconductors. In addition, we acquired a portfolio containing 29 U.S. and 31 foreign patents covering circuits used in DRAM and Flash Memory. Patent portfolio investment costs paid in fiscal year 2016 totaled $1.2 million, compared to $19.5 million and $42.7 million in fiscal years 2015 and 2014, respectively.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then we may not be able to identify new technology-based opportunities for sustainable revenue and / or revenue growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing and enforcement business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market its solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our revenues, operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, during fiscal year 2016 and 2015, we obtained control of only 2 and 3, respectively, new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

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

For fiscal years 2016, 2015 and 2014, the majority of our revenue agreements provided for the payment to us of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services. The agreements provided for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process was determined to be complete and revenue was recognized upon the execution of the agreements, when all other revenue recognition criteria were met. Historically, term license agreements have not been a material component of our operating revenues, with the majority of license agreements being paid-up, perpetual license agreements.

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

Stock-based compensation expense for awards with service and / or performance conditions that affect vesting is recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, we are required to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. We consider several factors in connection with our estimate of pre-vesting forfeitures, including types of awards, employee class, performance criteria, historical pre-vesting forfeiture data and other considerations. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Refer to Notes 2 and 11 to our notes to consolidated financial statements included elsewhere herein.

During the year ended December 31, 2016, the Company granted 138,000 shares of restricted stock and 200,000 stock options (with weighted-average exercise price of $5.75 per share) with performance-based vesting conditions. The awards vest based upon the Company achieving specified cash flow performance targets over a one and two-year period from the date of grant. Under the terms of the award, the number of restricted shares or stock options that will actually vest is based on the extent to which the Company achieves the specified performance targets during the performance period. As of December 31, 2016, 138,000 shares of restricted stock and 200,000 stock options with performance-based vesting conditions remain unvested. As of December 31, 2016, recognized expense for awards with performance-based vesting conditions totaled $197,000 and unrecognized expense for awards with performance-based vesting conditions totaled $683,000.

During the year ended December 31, 2016, the Company also granted 2,250,000 stock options with market-based vesting conditions, with a weighted-average exercise price of $5.75 per share. The options with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a four-year period. Under the terms of the award, the number of stock options that will actually vest is based on the extent to which the Company achieves the specified performance targets during the four-year performance period. The stock options vest in equal installments of 25% upon the Company's achievement of 30-day average share prices ranging from $7.00 to $10.00. As of December 31, 2016 1,687,500 options with market-based vesting conditions remain unvested. As of December 31, 2016, unrecognized expense for options with market-based vesting conditions totaled $2.4 million which is expected to be recognized over an estimated 1 year period.

The effect of a market-based vesting condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation cost is recognized for an option with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. The service period for options with a market-based vesting condition is inferred from the application of the Monte Carlo valuation technique. The derived service period represents the duration of the median of the distribution of share price paths on which the market condition is satisfied. The duration is the period of time from the service inception date to the expected date of satisfaction, as determined from the valuation technique. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of .92%; expected volatility of 55%; and expected dividend yield of 0%. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments.

Valuation of Long-lived and Intangible Assets Including Goodwill

Patent Portfolio and Goodwill Impairment Testing. Pursuant to applicable accounting standards, if goodwill and another asset group of a reporting unit are tested for impairment at the same time, the other asset group, in our case our patent portfolios, are to be tested for impairment before goodwill.

Patent Portfolio Impairment Testing. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

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

Further, for the fiscal year ended December 31, 2016, we recorded $42.3 million of patent portfolio impairment charges, primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio. The impairment charges were recorded in the period due to adverse litigation outcomes, a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date. Estimated fair value was determined based on estimates of future cash flows and estimates of probabilities of realization given adverse litigation outcomes and resource allocation decisions.

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

We consider our market capitalization and other valuation techniques, as applicable, when estimating fair value for goodwill impairment testing purposes. When conducting annual and interim goodwill impairment assessments, we initially perform a qualitative evaluation (considering factors described above as applicable) of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, we apply a two-step impairment. The two-step impairment test first compares the estimated fair value of our single reporting unit to its carrying or book value. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and there is no requirement to perform further testing. If the carrying value of the reporting unit exceeds its estimated fair value, we are required to perform step-two of the impairment analysis to determine the estimated implied fair value of the reporting unit’s goodwill, and if the carrying value of the reporting unit’s goodwill exceeds its estimated implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statements of operations.

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

•
Consistent gradual decline in the Company’s stock price: Historically, our stock price has been volatile, and the volatility continued during fiscal 2015, declining from $16.72 as of January 2, 2015, to $4.29 as of December 31, 2015, a 74% decline. In addition, subsequent to December 31, 2015, our stock price volatility has continued, trending downward to $3.16 as of February 29, 2016. In the fourth quarter of 2015, given the continued decline in stock price up through December 31, 2015, and the impact of the December 2015 adverse trial outcomes noted above, the gradual consistent decline in our stock price was deemed to be sustained, and hence indicative of a reduction in the estimated fair value of our company, as reflected in our lower overall market capitalization.

•
Changes in Company Management and Resource Allocations. In connection with certain resource allocation changes within the organization due to changes in our management in the fourth quarter of 2015, headcount reductions and internal staff optimization efforts occurred, which led to changes with respect to estimates of which patent portfolios we intend to continue to allocate licensing and enforcement resources to in future periods. As such, certain patent portfolio programs were selected for termination due to our decision to no longer allocate resources to those programs. In addition, we made changes in estimates regarding the best and highest use of certain patent portfolios, resulting in reductions in estimated future cash flows.

At December 31, 2015, we utilized the following methods and assumptions in our annual goodwill impairment testing, which was prepared with the assistance of a third-party valuation specialist:

•
At December 31, 2015, the initial qualitative assessment included consideration of the factors described above, resulting in a conclusion that as of December 31, 2015, the consistent gradual decline in our stock price was sustained. We also considered the impact of the December 2015 adverse trial outcomes on our stock price and related estimates of fair value for remaining portfolio opportunities. Based on our assessment of these factors, we determined that it was more likely than not that goodwill was impaired, constituting a triggering event requiring a goodwill impairment test as of December 31, 2015.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2016 and 2015. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

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

For example, a similar analysis was performed in the first quarter of 2012, resulting in the release of the valuation allowance on the majority of our net deferred tax assets and a related tax benefit of $10.7 million recognized in the first quarter of 2012. In 2016, 2015 and 2014, based on management’s assessment, a full valuation allowance was recorded against the company’s net deferred tax assets generated during the periods and the balances as of the end of each of the periods, due to uncertainty regarding future realization of such tax assets pursuant to guidance set forth in ASC 740, “Income Taxes.” In future periods, if we determine that the company will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statement of operations in the period the determination is recorded.

Any changes in the judgments, assumptions and estimates associated with our analysis of the need for a valuation allowance in any future periods could materially impact our financial position and results of operations in the periods in which those determinations are made.

Consolidated Results of Operations
Comparison of the Results of Operations for Fiscal Years 2016, 2015 and 2014

Revenues

				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentage change values and number of agreements)
Revenues	$152,699	$125,037	$130,876	$27,662	22%	$(5,839)	(4)%
New revenue agreements executed	39	63	88
Average revenue per agreement	$3,915	$1,985	$1,487

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

	2016 vs. 2015	2015 vs. 2014
	(in thousands)
Decrease in number of agreements executed	$(47,633)	$(37,181)
Increase in average revenue per agreement executed	75,295	31,342
Total	$27,662	$(5,839)

Three licensees individually accounted for 26%, 23% and 11%, respectively, of revenues recognized during the year ended December 31, 2016. Three licensees individually accounted for 24%, 20% and 16%, respectively, of revenues recognized during the year ended December 31, 2015. Two licensees individually accounted for 22% and 22%, respectively, of revenues recognized during the year ended December 31, 2014. For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

Net Loss

				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Net loss attributable to Acacia Research Corporation	$(54,067)	$(160,036)	$(66,029)	$105,969	(66)%	$(94,007)	142%

A reconciliation of the change in net loss for the periods presented is as follows:

	2016 vs. 2015%		2015 vs. 2014%
	(in thousands, except percentage values)
Increase (decrease) in revenues	$27,662	26%	$(5,839)	6%
(Increase) decrease in inventor royalties and contingent legal fees combined	(14,573)	(14)%	9,602	(10)%
Decrease in general and administrative expenses	5,257	5%	10,378	(11)%
(Increase) decrease in litigation and licensing expenses	11,515	11%	(1,759)	2%
Decrease in patent amortization expenses	18,859	18%	678	(1)%
(Increase) decrease in impairment of patent-related intangible assets	32,391	31%	(71,234)	76%
(Increase) decrease in impairment for goodwill	30,149	28%	(30,149)	32%
Change in provision for income taxes	(13,388)	(13)%	(888)	1%
Other	8,097	8%	(4,796)	5%
Net change in net loss	$105,969	100%	$(94,007)	100%

Cost of Revenues

				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Inventor royalties	$22,730	$18,462	$20,670	$4,268	23%	$(2,208)	(11)%
Contingent legal fees	26,474	16,169	23,563	10,305	64%	(7,394)	(31)%
Litigation and licensing expenses - patents	27,858	39,373	37,614	(11,515)	(29)%	1,759	5%
Amortization of patents	34,208	53,067	53,745	(18,859)	(36)%	(678)	(1)%

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

A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense, in relation to the change in total revenues, for the comparable periods presented, is as follows:

	2016 vs. 2015	% of Prior Period Balance	2015 vs. 2014	% of Prior Period Balance
Inventor Royalties:	(in thousands, except percentage change values)
Increase (decrease) in inventor royalty rates	$11,518	62%	$(3,995)	(20)%
Increase (decrease) in total revenues	4,729	26%	(1,214)	(6)%
Decrease (increase) in revenues without inventor royalty obligations	(11,979)	(65)%	3,001	15%
Total change - inventor royalties expense	$4,268	23%	$(2,208)	(11)%

	2016 vs. 2015	% of Prior Period Balance	2015 vs. 2014	% of Prior Period Balance
Contingent Legal Fees:	(in thousands, except percentage change values)
Increase (decrease) in contingent legal fee rates	$6,850	43%	$(6,400)	(27)%
Increase (decrease) in total revenues	3,719	23%	(1,096)	(4)%
Decrease (increase) in revenues without contingent legal fee obligations	(264)	(2)%	102	—%
Total change - contingent legal fees	$10,305	64%	$(7,394)	(31)%

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

Fiscal year 2016 litigation and licensing expenses-patents decreased, as compared to fiscal year 2015, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with patent trials and ongoing licensing and enforcement programs.

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

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

	2016 vs. 2015	2015 vs. 2014
	(in thousands)
Amortization of patent portfolio investments made since the end of the prior year, not partially or fully recovered	$—	$402
Scheduled amortization related to patent portfolios owned or controlled as of the end of the prior year	(18,704)	2,489
Accelerated amortization related to recovery of upfront advances	225	(1,247)
Patent portfolio dispositions	(380)	(2,322)
Total change in patent amortization expense	$(18,859)	$(678)

Impairment Charges

				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Impairment of patent-related intangible assets	$42,340	$74,731	$3,497	$(32,391)	(43)%	$71,234	2,037%
Impairment of goodwill	—	30,149	—	(30,149)	(100)%	30,149	100%

Patent Impairment Charges

2016 versus 2015. Patent portfolio impairment charges totaled $42.3 million and $74.7 million in fiscal years 2016 and 2015, respectively. The impairment charges for the periods presented reflect the impact of reductions in expected estimated future net cash flows for certain portfolios due to adverse litigation outcomes and certain patent portfolios that management determined it would no longer allocate licensing and enforcement resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

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

Impairment of Goodwill

We conducted an annual goodwill impairment test as of December 31, 2015. Based upon the difference between the implied fair value of goodwill and the historical carrying value of goodwill, due primarily to the sustained decline in our stock price and adverse litigation outcomes in the fourth quarter of 2015, we recognized a goodwill impairment charge totaling $30.1 million in the fourth quarter of 2015. Refer to Critical Accounting Policies elsewhere herein for additional information.

Operating Expenses

				2016 vs. 2015		2015 vs. 2014
	2016	2015	2014	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$23,857	$27,128	$30,439	$(3,271)	(12)%	$(3,311)	(11)%
Non-cash stock compensation	9,062	11,048	18,115	(1,986)	(18)%	(7,067)	(39)%
Total general and administrative expenses	$32,919	$38,176	$48,554	$(5,257)	(14)%	$(10,378)	(21)%

Research, consulting and other expenses - business development	3,079	3,391	3,840	(312)	(9)%	(449)	(12)%

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

	2016 vs. 2015	2015 vs. 2014
	(in thousands)
Net change in personnel costs	$(5,841)	$(1,264)
Variable performance-based compensation costs	1,839	(1,631)
Corporate, general and administrative costs	1,594	(985)
Non-cash stock compensation expense (1)	(1,986)	(7,067)
Employee severance costs	(863)	569
Total change in general and administrative expenses	$(5,257)	$(10,378)
_________________________________________________________________
(1) - Refer to Note 11 in the accompany consolidated financial statements

Non-cash stock compensation expense decreased due primarily to a decrease in the average grant date fair value for the shares expensed in the respective periods. The decrease was partially offset by an increase in fiscal year 2016 for non-cash stock compensation expense related to the grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period.

Research, Consulting and Other Expenses - Business Development.  Research, consulting and other expenses include third-party business development related research, development, consulting, and other costs incurred in connection with business development activities. These costs fluctuate period to period based on business development related activities in each period.

Other Operating Expenses

Fiscal year 2016, 2015 and 2014 operating expenses included expenses for court ordered attorney fees and settlement and contingency accruals totaling $500,000, $4.1 million and $1.5 million, respectively.

Income Taxes

	2016	2015	2014
Provision for income taxes (in thousands)	$(18,188)	$(4,800)	$(3,912)
Effective tax rate	50%	3%	6%

Our effective tax rates for fiscal year 2016, 2015 and 2014, were primarily comprised of foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions and other state taxes, and the impact of full valuation allowances recorded for net operating loss (2015 and 2014) and foreign tax credit related tax assets generated in those periods due to uncertainty regarding future realization. Our effective tax rate for fiscal year 2014 also included the reversal of a net deferred tax liability at the beginning of the year totaling $1.7 million. Foreign taxes withheld related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions for fiscal year 2016, 2015 and 2014 totaled $17.9 million, $4.4 million and $5.2 million, respectively.

Recent Developments

On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia Research Corporation, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of equity interests in AIP to certain members of management and our Board of Directors as compensation for services rendered for or on behalf of AIP. Each profits interest unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the equity value of AIP increases beyond the value at issuance. The equity interests are represented by units (the “Units”) reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones, subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement.
We own substantially all of the equity in AIP and at all times will control AIP. Although AIP currently holds no material assets, we from time to time may contribute to AIP certain assets or securities related to portfolio companies in which we hold an interest. Units may be awarded as one-time, discretionary grants to recipients.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash, cash equivalents and short-term investments on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances, investments, and anticipated cash flow from operations will be sufficient to meet our cash requirements through at least March 2018 and for the foreseeable future.

We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, if at all. The capital and credit markets have experienced extreme volatility and disruption since 2007 and the volatility and impact of the disruption has continued into 2016. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand, excluding restricted cash balances, totaled $147.0 million at December 31, 2016, compared to $135.2 million at December 31, 2015. The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	2016	2015	2014

Net cash provided by (used in):
Operating activities	$34,061	$(9,949)	$4,184
Investing activities	(40,630)	39,307	29,297
Financing activities	(1,114)	(28,601)	(25,700)
	$(7,683)	$757	$7,781

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $160.2 million, $111.0 million and $117.0 million in fiscal years 2016, 2015 and 2014, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees. Cash outflows from operations totaled $126.1 million, $120.9 million and $112.9 million in fiscal years 2016, 2015 and 2014, respectively. The fluctuations in cash outflows for the periods presented reflects the fluctuations in revenue-related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee is secured by a cash deposit (classified as restricted cash in the accompanying balances sheets) at the contracting bank, totaling $11.5 million and $10.7 million at December 31, 2016 and 2015, respectively. See below for additional information.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	2016	2015	2014

Patent portfolio investment costs	$(1,225)	$(19,504)	$(42,746)
Advances to Investee(1)	(20,000)	—	—
Net sale (purchase) of available-for-sale investments	(19,401)	58,819	72,152
Other	(4)	(8)	(109)
Net cash provided by (used in) investing activities	$(40,630)	$39,307	$29,297
_________________________________________________________________
(1) - Refer to Note 8 in the accompany consolidated financial statements

Strategic Partnership. In August 2016, we formed a strategic partnership with Veritone pursuant to which we expect to leverage our expertise in intellectual property licensing and enforcement to assist Veritone with building its patent portfolio and execute upon its overall intellectual property strategy. As a part of this strategic partnership, we entered into an Investment Agreement with Veritone that provides for us to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, we entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permits Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum. On August 15, 2016, we funded the initial $10 million loan (the “First Loan”), which originally had a one-year term. On November 25, 2016, we funded the second $10 million loan (the “Second Loan”), which matures on November 25, 2017. In addition, upon the funding of the Second Loan, the maturity date of the First Loan was automatically extend to November 25, 2017. Veritone’s obligations under the Veritone Loans are secured by substantially all of Veritone’s assets pursuant to a security agreement that we entered into with Veritone dated August 15, 2016.

In addition, commencing on the earlier of Veritone’s consummation of a private round of financing of at least $10 million (a “Next Equity Financing”) and the maturity date of the Veritone Loans, we have the right, under certain circumstances, to convert all or a portion of the principal and accrued interest of the Veritone Loans into shares of Veritone’s Series B Preferred Stock or, if Veritone consummates a Next Equity Financing, into shares of Veritone capital stock issued in such financing, at various conversion rates, with the exact conversion rate to depend upon (i) whether Veritone consummates a Next Equity Financing, (ii) the price per share in such Next Equity Financing and (iii) whether or not Acacia elects to convert all of the outstanding principal and accrued interest under the Veritone Loans. If Veritone consummates a qualified public offering of its common stock, any outstanding principal and accrued interest under the Veritone Loans will automatically convert into shares of Veritone common stock at the applicable conversion rate.

In conjunction with the First Loan, Veritone issued us a four-year $700,000 warrant to purchase shares of Veritone’s common stock at various exercise prices, with the actual exercise price to be determined by the type and/or valuation of Veritone’s future equity financings, if any. The actual number of shares to be purchased upon exercise of the warrant is determined by dividing the warrant value by the applicable exercise price. In conjunction with the funding of the Second Loan, Veritone issued to us two additional four-year $700,000 warrants to purchase shares of Veritone’s common stock with similar terms.

In addition, pursuant to the Investment Agreement, Veritone issued us a five-year Primary Warrant to purchase up to $50 million, less all converted amounts or payments under the Veritone Loans, worth of shares of Veritone’s common stock at various exercise prices, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Veritone Loans converted into shares of Veritone common stock. Acacia may exercise the Primary Warrant at any time during its five-year term after the earlier of August 15, 2017 or the completion of a public offering of common stock by Veritone with gross proceeds to Veritone of at least $15.0 million. Upon the consummation of a public offering as described above, and subject to the satisfaction of certain other conditions, Veritone has the right to elect that we exercise the Primary Warrant, and upon such election, we agree to exercise the Primary Warrant in full.

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

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	2016	2015	2014

Dividends paid to stockholders	$—	$(25,434)	$(25,039)
Distributions to noncontrolling interests - Acacia IP Fund	(1,358)	(4,105)	(867)
Proceeds from the exercise of stock options	326	938	206
Repurchases of common stock	(82)	—	—
Net cash provided by financing activities	$(1,114)	$(28,601)	$(25,700)

Dividends to Stockholders. In April 2013, our Board of Directors approved the adoption of a cash dividend policy that called for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid quarterly cash dividends totaling $25.4 million and $25.0 million in 2015 and 2014, respectively.

On February 23, 2016, we announced that our Board of Directors terminated the dividend policy effective immediately. Our Board of Directors terminated the dividend policy due to a number of factors, including our financial performance, our available cash resources, our cash requirements and alternative uses of capital that our Board of Directors concluded would represent an opportunity to generate a greater return on investment for us and our stockholders.

Working Capital

The primary components of working capital are cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable. Working capital at December 31, 2016 was $160.3 million, compared to $150.7 million at December 31, 2015.

Consolidated accounts receivable from licensees decreased to $26.8 million at December 31, 2016, compared to $33.5 million at December 31, 2015. Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the year, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Four licensees individually represented approximately 39%, 22%, 16% and 15%, respectively, of accounts receivable at December 31, 2016. Two licensees individually represented approximately 72% and 21%, respectively, of accounts receivable at December 31, 2015.

Accounts payable and accrued expenses decreased to $14.3 million at December 31, 2016, from $17.3 million at December 31, 2015, due primarily to the related timing of payments to vendors in the ordinary course.

Consolidated royalties and contingent legal fees payable decreased to $13.9 million at December 31, 2016, compared to $14.9 million at December 31, 2015. Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

The majority of accounts receivable from licensees at December 31, 2016 were collected or scheduled to be collected in the first quarter of 2017, in accordance with the terms of the related underlying license agreements. The majority of royalties and contingent legal fees payable are scheduled to be paid in the first and second quarter of 2017 in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have no significant commitments for capital expenditures in 2017. Other than our restricted cash of $11.5 million as of December 31, 2016, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of December 31, 2016, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases, net of guaranteed sublease income	$3,987	$1,279	$2,692	$16	$—
Investment Agreement - Primary Warrant Put Right, contingent obligation (1)	30,000	—	30,000	—	—
Total contractual obligations	$33,987	$1,279	$32,692	$16	$—
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
The Guarantee is secured by a cash deposit at the contracting bank totaling $11.5 million and $10.7 million at December 31, 2016 and 2015, respectively, which is classified as restricted cash in the accompanying balance sheet. The Guarantee expires on April 10, 2016, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.
Uncertain Tax Positions. At December 31, 2016, we had total unrecognized tax benefits of approximately $1.7 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2016 and 2015. If recognized, approximately $1.4 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. The change in total unrecognized tax benefits as of December 31, 2016 was due to a lapse of the applicable statute of limitations related to an unrecognized benefit originating in a prior period.

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

At December 31, 2016, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in highly liquid, AAA, U.S. government securities (included in short term investments in the accompanying consolidated balance sheets). Short-term investment balances were zero at December 31, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) required by Exchange Act Rules 13a-15(b) or 15d-15(b), our principal executive officer and our principal financial officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were not effective as a result of the material weakness in our internal control over financial reporting discussed below.

Changes in internal controls. There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.

Material Weakness. As reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed with the SEC on November 14, 2016 (“Third Quarter 2016 10-Q”), we identified a material weakness in our internal control over financial reporting relating to the sufficiency of company resources with accounting technical knowledge and expertise related to the accounting and disclosure of infrequent, unusual, or complex accounting matters.  Specifically, an internal control failure occurred that allowed for misapplication of Accounting Standards Codification (“ASC”) 718-10,

“Compensation - Stock Compensation,” in connection with the accounting for stock options with market-based vesting conditions, granted during the third quarter of 2016, which impacted stock based compensation expense recorded in the third quarter of 2016. We properly reflected the non-cash stock compensation expense in our consolidated financial statements included in our Third Quarter 2016 10-Q. We did not grant any equity-based awards with market-based vesting conditions prior to the third quarter of 2016. We were not required to restate or change our consolidated financial statements for any prior annual or interim period. Our management concluded that this deficiency constitutes a material weakness in our internal control over financial reporting. We developed a remediation plan for this material weakness, which we describe below.

Inherent Limitations on Effectiveness of Controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2016, due to the material weakness in our internal control over financial reporting discussed herein. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Grant Thornton LLP, our independent registered public accounting firm, audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which appears in Item 15(a) of this Annual Report on Form 10-K.

Remediation Plan. In connection with our evaluation of disclosure controls and procedures in connection with the filing of our Third Quarter 2016 10-Q, we disclosed that we were developing a plan to address the material weakness and enhance our control procedures related to infrequent, unusual, or complex accounting matters, and anticipated implementation of this remediation plan in the fourth quarter of 2016. We developed and implemented the remediation plan to address the internal control deficiency that led to the material weakness in the fourth quarter of 2016. The remediation plan includes the following elements:

•	The revised procedures apply to all material new, infrequent, unusual or complex transactions.

•
Implemented specific revised review procedures for material new, infrequent, unusual or complex transactions, including the specific assessment of whether the accounting for material new, infrequent, unusual or complex transactions should be conducted internally or outsourced to technical subject matter specialists, and enhanced review procedures involving both our chief financial officer and corporate controller with respect to the review and assessment of such transactions, designed to enhance our overall assessment and controls; and

•	Strengthening our material new, infrequent, unusual or complex transaction controls with improved documentation standards and technical oversight.

Our enhanced review procedures and documentation standards were in place and operating during the fourth quarter of 2016. However, due to the short period of time and limited use of this new control as contemplated by the applicable Public Company Accounting Oversight Board standards, we are unable to conclude in this report as to the operating effectiveness of our enhanced review procedures and documentation standards as of December 31, 2016. Our goal is to remediate this material weakness as contemplated by the standards by the end of the first quarter of 2017, subject to there being sufficient opportunities to conclude, through testing, that the enhanced control is operating effectively.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than April 30, 2017.

Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief executive officer, chief financial and accounting officer, president and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than April 30, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than April 30, 2017.

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	15,000	$13.38	—
2013 Acacia Research Stock Incentive Plan(2)	2,021,000	3.45	—
2016 Acacia Research Stock Incentive Plan(3)	3,560,000	5.74	1,754,000
Subtotal	5,596,000	4.93	1,754,000
____________________

(1)
The 2002 Stock Plan expired in December 2012. Column (a) excludes 32,000 in nonvested restricted stock units outstanding at December 31, 2016. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

(2)
The initial share reserve under the 2013 Acacia Research Stock Incentive Plan, or the 2013 Plan, was 4,750,000 shares of our common stock. Column (a) excludes 395,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2016. Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Stock Plan were transferred into the 2016 Stock Plan.

(3)
The initial share reserve under the 2016 Stock Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan. No new additional shares will be added to the 2016 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2016 Plan). Refer to Note 11 to our notes to consolidated financial statements included elsewhere herein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than April 30, 2017.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2017 annual meeting of stockholders to be filed with the SEC no later than April 30, 2017.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2016 and 2015	F- 4
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F- 5
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014	F- 6
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014	F- 7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F- 8
Notes to Consolidated Financial Statements	F- 9

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

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (21)
4.1
Tax Benefits Preservation Plan, dated as of March 16, 2016, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the form of Certificate of Designation of Series A Cumulative Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms as Exhibit C (24)

10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement under the 2002 Acacia Technologies Stock Incentive Plan (6)

10.7*	Form of Acacia Technologies Stock Issuance Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Edward Treska (20)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Robert L. Harris (20)
10.16*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Clayton J. Haynes (20)
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (18)
10.21*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (19)
10.22*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Matthew Vella (20)
10.23*	2016 Acacia Research Corporation Stock Incentive Plan (22)
10.24*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan
10.25*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan
10.26*	Director Service Agreement, dated February 29, 2016, by and between Acacia Research Corporation and Robert L. Harris (23)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (13)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Acacia Research Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.

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

(5)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (File No. 333-144754) which became effective on July 20, 2007.

(6)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (File No. 000-26068).

(7)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2001, filed on March 27, 2002 (File No. 000‑26068).

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on July 30, 2012 (File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (File No. 000‑26068).

(10)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on April 2, 2008 (File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, as amended on March 1, 2010 (File No. 000-26068)

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

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-26068).

(21)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 28, 2016 (File No. 000-37721).

(22)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-37721).

(23)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 4, 2016 (File No. 000-26068).

(24)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 21, 2016 (File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	March 10, 2017	By:	/s/ Marvin Key
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

Signature		Title	Date

/s/	Marvin Key	Interim Chief Executive Officer	March 10, 2017
	Marvin Key	(Principal Executive Officer)

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	March 10, 2017
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	Fred A. de Boom	Director	March 10, 2017
Fred A. de Boom

/s/	Edward W. Frykman	Director	March 10, 2017
Edward W. Frykman

/s/	G. Louis Graziadio, III	Executive Chairman and Director	March 10, 2017
G. Louis Graziadio, III

/s/	William S. Anderson	Director	March 10, 2017
William S. Anderson

/s/	Frank E. Walsh, III	Director	March 10, 2017
Frank E. Walsh, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017, expressed an adverse opinion.

/s/ GRANT THORNTON LLP

Irvine, California
March 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the internal control over financial reporting of Acacia Research Corporation (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

The matter involving internal controls and procedures that management considered to be a material weakness involves the sufficiency of company resources with accounting technical knowledge and expertise related to the accounting and disclosure of infrequent, unusual, or complex accounting matters. Specifically, a control failure occurred that allowed for misapplication of Accounting Standards Codification 718-10, “Compensation - Stock Compensation,” in connection with the accounting for stock options with market-based vesting conditions, granted during the third quarter of 2016, which impacted stock-based compensation expense for the third quarter of 2016.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements, and this report does not affect our report dated March 10, 2017, which expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
March 10, 2017

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015
(In thousands, except share and per share information)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$127,540	$135,223
Restricted cash	11,512	10,725
Short-term investments	19,443	—
Accounts receivable	26,750	33,500
Deferred income tax	—	210
Prepaid expenses and other current assets	3,245	4,219
Total current assets	188,490	183,877
Loan receivable and accrued interest (Note 8)	18,616	—
Investment in warrants (Note 8)	1,960	—
Property and equipment, net	127	272
Patents, net of accumulated amortization	86,319	162,642
Other assets	491	1,110
	$296,003	$347,901
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$14,283	$17,347
Accrued patent investment costs	—	1,000
Royalties and contingent legal fees payable	13,908	14,878
Total current liabilities	28,191	33,225
Deferred income taxes	—	210
Other liabilities	369	311
Total liabilities	28,560	33,746
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,476,042 shares issued and outstanding as of December 31, 2016 and 50,651,239 shares issued and outstanding as of December 31, 2015	50	51
Treasury stock, at cost, 1,729,408 shares as of December 31, 2016 and 2015	(34,640)	(34,640)
Additional paid-in capital	642,453	633,146
Accumulated comprehensive loss	(76)	(215)
Accumulated deficit	(342,198)	(288,131)
Total Acacia Research Corporation stockholders’ equity	265,589	310,211
Noncontrolling interests in operating subsidiaries	1,854	3,944
Total stockholders’ equity	267,443	314,155
	$296,003	$347,901

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except share and per share information)

	2016	2015	2014

Revenues	$152,699	$125,037	$130,876
Operating costs and expenses:
Cost of revenues:
Inventor royalties	22,730	18,462	20,670
Contingent legal fees	26,474	16,169	23,563
Litigation and licensing expenses - patents	27,858	39,373	37,614
Amortization of patents	34,208	53,067	53,745
General and administrative expenses (including non-cash stock compensation expense of $9,062 in 2016, $11,048 in 2015 and $18,115 in 2014)	32,919	38,176	48,554
Research, consulting and other expenses - business development	3,079	3,391	3,840
Impairment of patent-related intangible assets	42,340	74,731	3,497
Impairment of goodwill	—	30,149	—
Other	500	4,141	1,548

Total operating costs and expenses	190,108	277,659	193,031

Operating loss	(37,409)	(152,622)	(62,155)

Total other income (expense)	798	(56)	(595)

Loss from operations before provision for income taxes	(36,611)	(152,678)	(62,750)
Provision for income taxes	(18,188)	(4,800)	(3,912)
Net loss including noncontrolling interests in operating subsidiaries	(54,799)	(157,478)	(66,662)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	732	(2,558)	633
Net loss attributable to Acacia Research Corporation	$(54,067)	$(160,036)	$(66,029)

Net loss attributable to common stockholders - basic and diluted	$(54,067)	$(160,730)	$(66,755)

Basic and diluted loss per common share	$(1.08)	$(3.25)	$(1.37)

Weighted-average number of shares outstanding, basic and diluted	50,075,847	49,505,817	48,658,088

Cash dividends declared per common share	$—	$0.50	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net loss including noncontrolling interests in operating subsidiaries	$(54,799)	$(157,478)	$(66,662)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	40	(356)	(1,488)
Unrealized gain (loss) on foreign currency translation, net of tax of $0	77	(123)	(128)
Add: reclassification adjustment for losses included in net loss	22	617	2,210
Total other comprehensive loss	(54,660)	(157,340)	(66,068)
Comprehensive income (loss) attributable to noncontrolling interests	732	(2,558)	633
Comprehensive loss attributable to Acacia Research Corporation	$(53,928)	$(159,898)	$(65,435)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except share information)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2013	49,385,057	$49	$(34,640)	$653,314	$(947)	$(62,066)	$6,488	$562,198
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(66,029)	—	(66,029)
Dividends paid to stockholders	—	—	—	(25,039)	—	—	—	(25,039)
Stock options exercised	44,506	—	—	206	—	—	—	206
Compensation expense for share-based awards, net of forfeitures	635,819	1	—	18,114	—	—	—	18,115
Net loss attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	(633)	(633)
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(364)	(364)
Unrealized loss on foreign currency translation	—	—	—	—	(99)	—	—	(99)
Unrealized gain on short-term investments	—	—	—	—	693	—	—	693
Balance at December 31, 2014	50,065,382	50	(34,640)	646,595	(353)	(128,095)	5,491	489,048
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(160,036)	—	(160,036)
Dividends paid to stockholders	—	—	—	(25,434)	—	—	—	(25,434)
Stock options exercised	135,000	—	—	938	—	—	—	938
Compensation expense for share-based awards, net of forfeitures	450,857	1	—	11,047	—	—	—	11,048
Net income attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	2,558	2,558
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(4,105)	(4,105)
Unrealized loss on foreign currency translation	—	—	—	—	(123)	—	—	(123)
Unrealized gain on short-term investments	—	—	—	—	261	—	—	261
Balance at December 31, 2015	50,651,239	51	(34,640)	633,146	(215)	(288,131)	3,944	314,155
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(54,067)	—	(54,067)
Stock options exercised	100,992	—	—	326	—	—	—	326
Compensation expense for share-based awards, net of forfeitures	(262,660)	(1)	—	9,063	—	—	—	9,062
Repurchase of restricted common stock	(13,529)			(82)				(82)
Net loss attributable to noncontrolling interests in operating subsidiaries	—	—	—	—	—	—	(732)	(732)
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(1,358)	(1,358)
Unrealized gain on foreign currency translation	—	—	—	—	40	—	—	40
Unrealized gain on short-term investments	—	—	—	—	99	—	—	99
Balance at December 31, 2016	50,476,042	$50	$(34,640)	$642,453	$(76)	$(342,198)	$1,854	$267,443
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
 (In thousands)

	2016	2015	2014

Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(54,799)	$(157,478)	$(66,662)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	34,355	53,289	54,049
Non-cash stock compensation	9,062	11,048	18,115
Deferred income taxes	—	—	(1,736)
Impairment of patent-related intangible assets	42,340	74,731	3,497
Impairment of goodwill	—	30,149	—
Other	(477)	(109)	(28)
Changes in assets and liabilities:
Restricted cash	(787)	(10,725)	—
Accounts receivable	6,750	(13,332)	(13,827)
Prepaid expenses and other assets	1,593	(619)	3,154
Accounts payable and accrued expenses / patent costs	(3,006)	2,570	3,718
Royalties and contingent legal fees payable	(970)	527	3,904

Net cash provided by (used in) operating activities	34,061	(9,949)	4,184

Cash flows from investing activities:
Patent portfolio investment costs	(1,225)	(19,504)	(42,746)
Advances to Investee (Note 8)	(20,000)	—	—
Purchases of property and equipment	(4)	(8)	(109)
Purchases of short-term investments	(62,633)	(23,296)	(109,963)
Sales and maturities of short-term investments	43,232	82,115	182,115

Net cash provided by (used in) investing activities	(40,630)	39,307	29,297

Cash flows from financing activities:
Dividends paid to stockholders	—	(25,434)	(25,039)
Distributions to noncontrolling interests in operating subsidiary	(1,358)	(4,105)	(867)
Proceeds from the exercise of stock options	326	938	206
Repurchases of restricted common stock	(82)	—	—

Net cash used in financing activities	(1,114)	(28,601)	(25,700)

Increase (decrease) in cash and cash equivalents	(7,683)	757	7,781

Cash and cash equivalents, beginning	135,223	134,466	126,685

Cash and cash equivalents, ending	$127,540	$135,223	$134,466

Supplemental schedule of noncash investing activities:
Patent portfolio investment costs included in accrued expenses / costs	$—	$1,000	$16,700

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

Neither Acacia nor its operating subsidiaries invent new technologies or products; rather, Acacia depends upon the identification and investment in new patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If Acacia's operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and / or revenue growth.

During fiscal 2016 Acacia obtained control of 2 new patent portfolios. Further, in fiscal year 2015, Acacia obtained control of 3 new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively.

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

Inventor Royalties and Contingent Legal Expenses. Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues. Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations. Any unamortized upfront advances recovered from net

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

revenues are expensed in the period recovered, and included in amortization expense in the consolidated statements of operations. Refer to Note 12 for additional information.

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

Investments in Marketable Securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. As of December 31, 2015, the balance of short term investments was zero. At December 31, 2016, all of Acacia’s short-term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest on all securities is included in total other income (expense).

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain financial institutions and may, at times, exceed federally insured limits. Acacia has not experienced any significant losses on its deposits of cash and cash equivalents.

Three licensees individually accounted for 26%, 23% and 11%, respectively, of revenues recognized during the year ended December 31, 2016. Three licensees individually accounted for 24%, 20% and 16%, respectively, of revenues recognized during the year ended December 31, 2015. Two licensees individually accounted for 22% and 22%, respectively, of revenues recognized during the year ended December 31, 2014. Four licensees individually represented approximately 39%, 22%, 16% and 15%, respectively, of accounts receivable at December 31, 2016. Two licensees individually represented approximately 72% and 21%, respectively, of accounts receivable at December 31, 2015.

For 2016, 2015 and 2014, 79%, 49% and 43%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

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

Goodwill. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (December 31) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Acacia considers its market capitalization and the carrying value of its assets and liabilities, including goodwill, when performing its goodwill impairment test. When conducting its annual goodwill impairment assessment, the Company initially performs a qualitative evaluation of whether it is more likely than not that goodwill is impaired. If it is determined by a qualitative evaluation that it is more likely than not that goodwill is impaired, the Company then applies a two-step impairment test. The two-step impairment test first compares the fair value of the Company’s reporting unit to its carrying or book value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the reporting unit exceeds its fair value, the Company determines the implied fair value of the reporting unit’s goodwill and if the carrying value of the reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded in the consolidated statement of operations. Acacia's goodwill balance of $30.1 million was fully written-off as of December 31, 2015. Refer to Note 7 for additional information.

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Stock-based compensation expense for awards with service and / or performance conditions that affect vesting is recorded only for those awards expected to vest using an estimated forfeiture rate. Refer to Note 11 to these notes to consolidated financial statements for information on stock-based awards granted for the periods presented.

The fair value of stock options granted during the year ended December 31, 2016 was estimated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Weighted-Average Assumptions

Risk-free interest rate	1.1%
Term	3.06
Volatility	53%
Dividend yield	—%

Due to a lack of sufficient historical stock option exercise experience, the Company utilized the simplified method for estimating the expected term for stock options granted during the year ended December 31, 2016.  Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.

Restricted stock awards and stock option awards with performance-based vesting conditions generally vest based upon the Company achieving specified cash flow performance targets over a one and two-year period from the date of grant.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based stock options awards with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a four-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation cost is recognized for an option with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. The service period for options with a market-based vesting condition is inferred from the application of the Monte Carlo valuation technique. The derived service period represents the duration of the median of the distribution of share price paths on which the market condition is satisfied. The duration is the period of time from the service inception date to the expected date of satisfaction, as determined from the valuation technique. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate; expected volatility; and expected dividend yield. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments.

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia’s consolidated financial statements or consolidated income tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realization of such assets.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, impairment of marketable securities and intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, the allocation of loans to investees between the loans receivable and common stock purchase warrants received, and the application of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

employee stock options, and restricted stock units for calculations utilizing the two-class method, and also include unvested restricted stock, when utilizing the treasury method.

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	2016	2015	2014
Numerator (in thousands):
Basic and Diluted
Net loss	$(54,067)	$(160,036)	$(66,029)
Total dividends declared / paid	—	(25,434)	(25,039)
Dividends attributable to common stockholders	—	24,740	24,313
Net loss attributable to common stockholders – basic and diluted	$(54,067)	$(160,730)	$(66,755)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	50,075,847	49,505,817	48,658,088

Basic and diluted net loss per common share	$(1.08)	$(3.25)	$(1.37)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	3,682,532	71,468	27,760

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements - Recently Adopted. In August 2014, the FASB issued a new accounting standard which requires management to assess an entity’s ability to continue as a going concern every reporting period including interim periods, and to provide related footnote disclosure in certain circumstances. Adoption of this standard is required for annual periods beginning after December 15, 2016 and are to be applied retrospectively or the cumulative effect as of the date of adoption. Early adoption is permitted. The adoption of this standard effective December 31, 2016 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In June 2014, the FASB issued a new accounting standard which requires that a performance target that affects vesting and could be achieved after the requisite service period shall be treated as a performance condition. Adoption of this standard is required for annual periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard effective January 2016 did not have a material impact on the Company's consolidated financial statements and related disclosures.

In August 2016, the FASB issued amended guidance to clarify guidance on the classification of certain cash receipts and cash payments. Additionally, the guidance requires that the statement of cash flows reflect changes in restricted cash in addition to cash and cash equivalents. Amended guidance includes clarification on debt prepayment and extinguishment costs, contingent consideration in business combinations, proceeds from insurance claims, and premium payments on company-owned life insurance. Refer to the consolidated statement of cash flows elsewhere herein for separate presentation of changes in restricted cash.

3.  SHORT-TERM INVESTMENTS

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

	December 31, 2016
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$19,403	$40	$—	$19,443
Short-term investments at December 31, 2016 were comprised of investments in highly liquid, AAA, U.S. government fixed income securities with maturity dates in 2017. There were no short-term investments at December 31, 2015.

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

For the year ended December 31, 2016, proceeds from the sale of short-term marketable securities classified as available-for-sale were $43,232,000 and gross realized gains were $1,000. For the year ended December 31, 2015, proceeds from the sale of short-term marketable securities were $82,115,000 and gross realized losses were $617,000. For the year ended December 31, 2014, proceeds from the sale of short-term marketable securities were $182,115,000 and gross realized losses were $2,188,000. Gross realized gains are recorded in the statements of operations in other income (expense).

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015

Furniture and fixtures	$733	$739
Computer hardware and software	603	649
Leasehold improvements	131	145
	1,467	1,533
Less: accumulated depreciation and amortization	(1,340)	(1,261)
	$127	$272

Depreciation expense was $147,000, $222,000 and $304,000 for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016 and 2015, the Company retired $68,000 and $30,000, respectively, of items held in furniture and equipment and recorded a $3,000 and $14,000, respectively, loss on disposal.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015

Payroll and other employee benefits	$1,593	$576
Accrued vacation	533	701
Accrued legal expenses - patent	6,564	10,135
Foreign taxes payable (1)	3,150	3,960
Accrued consulting and other professional fees	1,967	1,592
Other accrued liabilities	476	383
	$14,283	$17,347
(1) - Included in "Accounts payable and accrued expenses / patent costs" line item on the consolidated statement of cash flows included elsewhere herein.

6.  PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to seven years. For all periods presented, all of Acacia’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to investments in intangible assets as of December 31, 2016 and 2015 are as follows (in thousands):

	2016	2015

Gross carrying amount - patents	$444,362	$444,137
Accumulated amortization - patents(1)	(358,043)	(281,495)
Patents, net	$86,319	$162,642
 (1) Includes patent impairment charges for the applicable periods.

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is 5 years. Scheduled annual aggregate amortization expense is estimated to be $22,333,000 in 2017, $21,256,000 in 2018, $19,150,000 in 2019, $6,707,000 in 2020, $5,421,000 in 2021 and $11,452,000 thereafter.

For the years ended December 31, 2016, 2015 and 2014, Acacia paid patent investment costs totaling $1,225,000, $19,504,000 and $42,746,000, respectively. The patents have initial estimated economic useful lives ranging from two to ten years. Included in net additions to capitalized patent costs during the year ended December 31, 2015 and 2014 are accrued

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

patent investment costs totaling $1,000,000 and $16,700,000, respectively, which are amortized over the estimated economic useful life of the related patents.

During the periods presented, certain operating subsidiaries recovered up-front patent portfolio advances from applicable net licensing proceeds prior to the scheduled amortization of such up-front patent portfolio advances, resulting in the acceleration of amortization expense for the applicable patent-related assets. For the years ended December 31, 2016 and 2014, accelerated amortization expense related to the recovery of up-front patent portfolio advances totaled $225,000 and $1,247,000, respectively. For the year ended December 31, 2015, there was no accelerated amortization expense.

For the years ended December 31, 2015 and 2014, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $380,000 and $2,702,000, respectively. For the year ended December 31, 2016, there were no terminations or sales of patent portfolios.

Acacia recorded impairment of patent-related intangible asset charges totaling $42,340,000, $74,731,000 and $3,497,000 for the years ended December 31, 2016, 2015 and 2014, respectively. The impairment charges related to impairments of patent portfolios due to a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to adverse litigation outcomes, potential prior art related complexities and/or the overall determination that future resources would be allocated to other licensing and enforcement programs with higher potential return profiles.

In December 2015, Acacia's subsidiary Adaptix, Inc. received a jury verdict in its case against Alcatel Lucent USA, Inc., and others. The jury returned a verdict that the asserted claims of the patent at issue were invalid and non-infringed. The Adaptix trial loss resulted in a reduction in estimated cash flows for the Adaptix portfolio expected to be realized from future licensing and enforcement activities, leading to partial impairment charges on the portfolio in the fourth quarter of 2015. Patent impairment charges included the impairment of the remaining carrying value for the Adapitx portfolio in the second quarter of 2016. In addition, for the year ended December 31, 2015 analysis, management considered the impact of the fourth quarter 2015 adverse trial outcomes on its estimates of future cash flows that could be realized from future licensing and enforcement activities for other patent portfolios. Estimates of future cash flows for these portfolios were reduced in part in connection with the Company's assessment of probabilities of realization given the recent adverse trial outcomes. Additionally, patent impairment charges include the carrying value of other patent portfolios for which, in 2015, the Company experienced adverse litigation or trial outcomes, leading to a reduction in or elimination of expected future cash flows. In addition, headcount reductions and internal staff optimization efforts led to changes with respect to which patent portfolios the Company intends to allocate licensing and enforcement resources to in future periods. As such, certain portfolio programs were selected for termination due to a decision to no longer pursue or allocate resources, resulting in a write-off any remaining carrying value in the fourth quarter of 2015.

The impairment charges for the periods presented consisted of the excess of the asset’s carrying value over its estimated fair value.

For the years ended December 31, 2016, 2015 and 2014, capitalized patent costs, accumulated amortization, and sales proceeds related to patent-related sales and disposals are as follows (in thousands):

	2016	2015	2014

Capitalized patent costs	$—	$500	$3,000
Accumulated amortization	—	120	298
Sales proceeds	—	750	3,500

7. GOODWILL IMPAIRMENT CHARGES
Pursuant to applicable accounting standards, if goodwill and another asset group of a reporting unit are tested for impairment at the same time, the other asset group, the Company's patent portfolios, are to be tested for impairment before goodwill. Refer to Note 6 for additional information regarding patent impairment charges for the year ended December 31, 2015.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. LOAN RECEIVABLE AND INVESTMENT IN WARRANTS

On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provides for Acacia to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, Acacia entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permits Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the consolidated statement of operations). On August 15, 2016, Acacia funded the initial $10 million loan (the “First Loan”), which initially had a one-year term.   On November 25, 2016, Acacia funded the second $10 million loan (the “Second Loan”), which has a one-year term. In addition, upon the funding of the Second Loan, the maturity date of the First Loan was automatically extend to the maturity date of the Second Loan. As a result, both the First Loan and the Second Loan are due and payable on November 25, 2017. Veritone’s obligations under the Veritone Loans are secured by substantially all of Veritone’s assets pursuant to a security agreement that Acacia entered into with Veritone dated August 15, 2016.
In addition, commencing on the earlier of Veritone’s consummation of a private round of financing of at least $10 million (a “Next Equity Financing”) and the maturity date of the Veritone Loans, Acacia has the right, under certain circumstances, to convert all or a portion of the principal and accrued interest of the Veritone Loans into shares of Veritone’s Series B Preferred Stock or, if Veritone consummates a Next Equity Financing, into shares of Veritone capital stock issued in such financing, at various conversion rates, with the exact conversion rate to depend upon (i) whether Veritone consummates a Next Equity Financing, (ii) the price per share in such Next Equity Financing and (iii) whether or not Acacia elects to convert all of the outstanding principal and accrued interest under the Veritone Loans.  If Veritone consummates a qualified public offering of its common stock, any outstanding principal and accrued interest under the Veritone Loans will automatically convert into shares of Veritone’s common stock at the applicable conversion rate.
In conjunction with the First Loan, Veritone issued Acacia a four-year $700,000 warrant to purchase shares of Veritone’s common stock at various exercise prices, with the actual exercise price to be determined by the type and/or valuation of Veritone’s future equity financings, if any.  The actual number of shares to be purchased upon exercise of the warrant is determined by dividing the warrant value by the applicable exercise price. Upon funding of the Second Loan, Veritone issued to Acacia two additional four-year $700,000 warrants to purchase shares of Veritone’s common stock with similar terms.
In addition, pursuant to the Investment Agreement, Veritone issued Acacia a five-year Primary Warrant to purchase up to $50 million, less all converted amounts or amounts repaid under the Veritone Loans, worth of shares of Veritone’s common stock at various exercise prices, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Veritone Loans converted into shares of Veritone common stock.  Acacia may exercise the Primary Warrant at any time during its five year term after the earlier of August 15, 2017 or the completion of a public offering with gross proceeds to Veritone of at least $15.0 million.  Immediately subsequent to such a public offering, Veritone has the right to elect that Acacia exercise the Primary Warrant, and upon such election, Acacia agrees to exercise the Primary Warrant in full, provided that the then current fair market value of Veritone common stock is equal to or greater than the exercise price per share of the Primary Warrant. Immediately following Acacia’s exercise of the Primary Warrant in full, Veritone has the obligation to issue to Acacia an additional 10% Warrant that provides for the issuance of additional shares of Veritone common stock, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant, and the remaining 50% of shares vesting on the anniversary of the issuance date of the 10% Warrant.
Our Investment Agreement, as described above, represents a variable interest in Veritone for which Acacia is not the primary beneficiary, primarily due to a lack of a controlling interest in Veritone. As of December 31, 2016, the Veritone Loans are not considered in-substance common stock and the common stock purchase warrants are unexercised, and therefore, the equity method of accounting is not applied. In addition, the Veritone Loans do not meet the criteria for classification as a debt security. As such, the Veritone Loans and the related common stock purchase warrants described above are accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transaction, with the $20 million amount of the Veritone Loans allocated to (1) the Veritone Loans, which are accounted for as long-term loan receivables and (2) the common stock purchase warrants. The estimated relative fair value allocation of the $20 million investment to the Veritone Loans and the related common stock purchase warrants was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone's equity on the effective date of the transactions, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on the Veritone Loans. A summary of assumptions used in connection with estimating the relative fair values were as follows:

Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Monte Carlo simulation model	Volatility	40%	-	50%
	Marketability discount	7%
	Funding scenario probabilities	25%	-	75%
	Recovery	100%
The Veritone Loans and warrants are reflected in the accompanying consolidated financial statements as follows (in thousands):

As of and For the Year Ended December 31, 2016
Face value of loan receivable	$20,000
Unamortized loan discount	(1,384)
Carrying value of loan receivable	18,616
Investment in warrants (initial loan discount)	1,960
Total	$20,576

Interest receivable	$286
Accretion of loan discount	576
Interest income	$862
The loan discount, representing the difference between the face amount of the Veritone Loans and the relative fair value allocated to the Veritone Loans, is accreted over the expected life of the loans, using the effective interest method, with the related interest amounts reflected in Other Income in the consolidated statement of operations. Acacia will re-evaluate its variable interest in Veritone and related accounting conclusions and disclosure requirements each reporting period. The effective yield for the First Loan and Second Loan was 20% and 9%, respectively.

Management performs a review of the Veritone Loans on a quarterly basis to assess the need for allowances for uncollectibility, based on current trends and other factors affecting collectibility, and to determine if any impairment has occurred. A loan receivable is considered impaired when it is probable that amounts related to the loan receivable will not be collected according to the contractual terms of the agreement. As of December 31, 2016, no allowances for uncollectibility have been recorded. An allowance for uncollectibility would be reflected as a charge to earnings in the consolidated statement of operations.

Acacia reflects its investment in warrants at relative value, which now represents cost, on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. For the year ended December 31, 2016, no impairment charges have been recorded.

9.  STOCKHOLDERS’ EQUITY

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid four quarterly cash dividends totaling $25,434,000 and $25,039,000 in 2015 and 2014, respectively. On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016. The Board of Directors terminated the dividend policy due to a number of factors, including the Company’s financial performance and its available cash resources, the Company’s cash requirements and alternative uses of capital that the Board of Directors concluded would represent an opportunity to generate a greater return on investment for the Company and its stockholders.

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

In connection with the adoption of the Plan, Acacia's Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of the Company's common stock to shareholders of record at the close of business on March 16, 2016.

Approval of 2016 Acacia Research Corporation Stock Incentive Plan. On April 26, 2016, Acacia’s Board of Directors adopted the 2016 Acacia Research Corporation Stock Incentive Plan, or the Plan, which was approved by the stockholders in June 2016. The Plan will expire on the 10th anniversary of the date of its approval by shareholders, except with respect to awards then outstanding, and no further awards may be granted thereafter.

Summary of the Plan

•
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

•
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

•
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

•
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

•
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

•
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

•
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

10.  INCOME TAXES

Acacia’s provision for income taxes for the fiscal periods presented consisted of the following (in thousands):

	2016	2015	2014

Current:
Federal	$—	$—	$—
State taxes	262	379	289
Foreign taxes	17,926	4,421	5,359
Total current	18,188	4,800	5,648
Deferred:
Federal	—	—	(1,867)
State taxes	—	—	131
Total deferred	—	—	(1,736)
Provision for income taxes	$18,188	$4,800	$3,912

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$83,323	$71,494
Stock compensation	2,416	1,385
Fixed assets and intangibles	14,343	1,359
Basis of investments in affiliates	2,195	499
Accrued liabilities and other	422	442
State taxes	90	81
Total deferred tax assets	102,789	75,260
Valuation allowance	(102,627)	(75,179)
Total deferred tax assets, net of valuation allowance	162	81

Deferred tax liabilities:
Fixed assets and intangibles	—	—
Other	(162)	(81)
Total deferred tax liabilities	(162)	(81)

Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2016	2015	2014

Statutory federal tax rate - (benefit) expense	(35)%	(35)%	(35)%
State income and foreign taxes, net of federal tax effect	50%	3%	9%
Foreign tax credit	(49)%	(3)%	(8)%
Noncontrolling interests in operating subsidiaries	1%	(1)%	—%
Goodwill	—%	7%	—%
Nondeductible permanent items	—%	—%	1%
Expired capital loss carryforwards	—%	1%	—%
Valuation allowance	83%	31%	39%
	50%	3%	6%

For the fiscal years ended December 31, 2016 and 2015, the Company recorded full valuation allowances against its net deferred tax assets due to uncertainty regarding future realization pursuant to guidance set forth in ASC 740, “Income Taxes.” In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statement of operations in the period the determination is made.

At December 31, 2016, Acacia had U.S. federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $147,770,000 and $32,821,000, expiring between 2025 and 2035, and 2017 and 2036, respectively, for which $0 and $441,000 of federal and state net operating losses are included as a deferred tax asset related to the tax benefits of stock option deductions and which will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia’s tax return. In addition, $1,928,000 and $37,771,000 of federal and state net operating losses are not included as a deferred tax asset and will be credited to additional paid-in capital when realized as a reduction of taxes payable on Acacia’s tax return as they relate to unrecognized excess tax benefits (see additional information regarding the ordering of windfall tax benefits and use of the “with-and-without” approach below). Capital loss carryovers totaled $3,423,000 at December 31, 2015, expiring between 2017 and 2020.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016, approximately $29,318,000 of the U.S. federal NOLs, acquired in connection with the acquisition of ADAPTIX, Inc. in 2012, are subject to an annual utilization limitation of approximately $14,100,000, pursuant to the “change in ownership” provisions under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2016, Acacia had approximately $52,224,000 of foreign tax credits, expiring between 2017 and 2026, of which $20,313,000 has been utilized for financial statement purposes. Future realization of the credits as a reduction of taxes payable on Acacia’s tax return will result in an income tax benefit recognizable through additional paid in capital since the entire amount of the credits have been utilized for financial statement purposes under the “with-and-without approach.” In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

Tax expense for the periods presented, primarily reflects foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions, a benefit totaling $1,735,000 from the reversal of the net deferred tax liability that existed at the beginning of the year (2014 only) and other state taxes. Excluding the impact of the change in valuation allowance, annual effective tax rates were (33)%, (28)% and (33)%, for fiscal years 2016, 2015 and 2014, respectively.

The Company has elected to utilize the “with-and-without approach” regarding ordering of windfall tax benefits to determine whether the windfall tax benefit has reduced taxes payable. Under this approach, the windfall tax benefits would be recognized in additional paid in capital only if an incremental tax benefit is realized after considering all other tax benefits presently available to the Company. The deductions related to the exercise and vesting of equity-based incentive awards during the periods presented are, in general, available to offset taxable income on Acacia’s consolidated tax returns. Accordingly, the excess tax benefit related to the exercise and vesting of equity-based incentive awards for the periods presented was credited to additional paid-in capital, not taxes payable. For the years ended December 31, 2016, 2015 and 2014, the Company incurred approximately $1,319,000, $1,917,000 and $2,713,000, respectively, of net short falls from the exercise and vesting of equity-based incentive awards, of which $1,319,000, $1,917,000 and $2,713,000, respectively, was recorded against its additional paid-in capital, subject to a full valuation allowance, with no impact to the income statement.

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

At December 31, 2016 and 2015, the Company had total unrecognized tax benefits of approximately $1,355,000 and $2,127,000, including a recorded noncurrent liability of $85,000, related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2016. At December 31, 2016, if recognized, approximately $1,355,000, net of valuation analysis, would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. The change in total unrecognized tax benefits as of December 31, 2016 was due to a lapse of the applicable statute of limitations related to an unrecognized benefit originating in a prior period.

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense. Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

11.  STOCK-BASED INCENTIVE PLANS

The 2002 Acacia Technologies Stock Incentive Plan (“2002 Plan”), the 2013 Acacia Research Corporation Stock Incentive Plan (“2013 Plan”) and the 2016 Acacia Research Corporation Stock Incentive Plan (“2016 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in December 2002, May 2013 and June 2016, respectively. All Plans allow grants of stock options, stock awards and performance shares with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants. Except as noted below, the terms and provisions of the Plans are identical in all material respects.

Acacia’s compensation committee administers the discretionary option grant and stock issuance programs. The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws,

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant. Options generally begin to be exercisable six months to one year after grant and generally expire seven to ten years after grant. Stock options with time-based vesting generally vest over two to three years and restricted shares with time based vesting generally vest in full after two to three years (generally representing the requisite service period). The Plans terminate no later than the tenth anniversary of the approval of the incentive plans by Acacia’s stockholders.

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

•
Automatic Option Grant Program. Each non-employee director will receive restricted stock units or stock options for the number of shares determined by dividing the annual retainer by the grant date fair value of Acacia’s common stock on the grant date, provided that such individual has served as a non-employee director for at least 6 months. In addition, each new non-employee director will receive restricted stock units or stock options for the number of shares determined by dividing the annual board of directors retainer by the grant date fair value of Acacia’s common stock on the commencement date. Restricted stock units and stock options vest in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control. Acacia will deliver the restricted shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events: (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director’s service as a member of the Company’s Board of Directors. The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered.

The number of shares of common stock available for issuance under the 2002 Plan automatically increased on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, not to exceed 500,000 shares. The aggregate number of shares of common stock available for issuance under the 2002 Plan could not exceed 20,000,000 shares. At December 31, 2016, there were no shares available for grant under the 2002 Plan.

The number of shares of Common Stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan.

On April 26, 2016, Acacia’s Board of Directors adopted the 2016 Plan which was approved by the stockholders in June 2016. The number of shares of Common Stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the Plan. At December 31, 2016, there were 1,754,000 shares available for grant under the 2016 Plan.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock. Acacia’s board of directors may amend or modify the Plans at any time, subject to any required stockholder approval.

The following table summarizes stock-based award grant activity for the Plans for the years ended December 31, 2016 and 2015:

	2016		2015
	Shares	Aggregate fair value (in thousands)	Shares	Aggregate fair value (in thousands)

Restricted stock awards with time-based service conditions	—	$—	894,000	$11,470
Restricted stock unit awards with time-based service conditions	—	—	28,000	468
Restricted stock awards with performance-based vesting conditions	138,000	431	—	—
Stock options with time-based service vesting conditions	3,434,000	5,704	—	—
Stock options with market-based vesting conditions	2,250,000	5,530	—	—
Stock options with performance-based vesting conditions	200,000	487	—	—
Total incentive awards granted	6,022,000	$12,152	922,000	$11,938

During the year ended December 31, 2016, the Company granted restricted stock awards and stock options (with weighted-average exercise price of $5.75 per share) with performance-based vesting conditions. The awards vest based upon the Company achieving specified cash flow performance targets over a one and two-year period from the date of grant. Under the terms of the awards, the number of restricted shares or stock options that will actually vest is based on the extent to which the Company achieves the specified performance targets during the performance period. As of December 31, 2016, 138,000 shares of restricted stock and 200,000 stock options with performance-based vesting conditions remain unvested. As of December 31, 2016, unrecognized expense for awards with performance-based vesting conditions totaled $683,000.

During the year ended December 31, 2016, the Company granted stock options with market-based vesting conditions, with a weighted-average exercise price of $5.75 per share. The options with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a four-year period. Under the terms of the awards, the number of stock options that will actually vest is based on the extent to which the Company achieves the specified market conditions during the four-year performance period. The stock options vest in equal installments of 25% upon the Company's achievement of 30-day average share prices ranging from $7.00 to $10.00. As of December 31, 2016, 1,687,500 options with market-based vesting conditions remain unvested. As of December 31, 2016, unrecognized expense for options with market-based vesting conditions totaled $2.4 million which is expected to be recognized over an estimated 1 year period.

The following table summarizes stock option activity for the Plans for the year ended December 31, 2016:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2015	15,000	$13.38
Granted	5,884,000	$4.82
Exercised	(101,000)	$3.22
Expired/forfeited	(202,000)	$3.12
Outstanding at December 31, 2016	5,596,000	$4.93	6.7 years	$8,865,000
Vested	1,113,000	$5.03	6.5 years	$1,743,000
Exercisable at December 31, 2016	1,113,000	$5.03	6.5 years	$1,743,000

The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $344,000, $751,000, and $518,000, respectively. The aggregate intrinsic value of options vested during the year ended December 31, 2016 was $2,074,000. The aggregate fair value of options granted during the year ended December 31, 2016 was

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$11,721,000.The aggregate fair value of options vested during the year ended December 31, 2016 was $2,342,000.  No options were granted or vested during the years ended December 31, 2015 and 2014. As of December 31, 2016, the total unrecognized compensation expense related to nonvested stock option awards was $6,842,000, which is expected to be recognized over a weighted-average term of approximately 2 years.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2016:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2015	829,000	$14.41
Granted	138,000	$3.12
Vested	(342,000)	$15.33
Canceled	(292,000)	$14.28
Nonvested restricted stock at December 31, 2016	333,000	$8.90

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $3.12, $12.83, and $14.41, respectively. The aggregate fair value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $5,243,000, $11,494,000 and $21,490,000, respectively. As of December 31, 2016, the total unrecognized compensation expense related to nonvested restricted stock awards was $1,873,000, which is expected to be recognized over a weighted-average period of approximately 1 year.

The following table summarizes restricted stock unit activity for the year ended December 31, 2016:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested restricted stock units outstanding at December 31, 2015	35,000	$15.78
Vested	(21,000)	$15.43
Nonvested restricted stock units outstanding at December 31, 2016	14,000	$16.27
Vested restricted stock units outstanding at December 31, 2016	80,000	$20.99

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2015 and 2014 was $16.72 and $14.33, respectively.  There were no restricted units granted during the year ended December 31, 2016. The aggregate fair value of restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $324,000, $480,000 and $460,000, respectively. As of December 31, 2016, the total unrecognized compensation expense related to restricted stock unit awards was $162,000, which is expected to be recognized over a weighted-average period of approximately 1 year.

Compensation expense for the periods presented was comprised of the following:

	2016	2015	2014

Restricted stock awards with time-based service conditions	$—	$10,575	$17,631
Restricted stock unit awards with time-based service conditions	4,391	473	484
Restricted stock awards with performance-based vesting conditions	197	—	—
Stock options with time-based service vesting conditions	1,316	—	—
Stock options with market-based vesting conditions	3,158	—	—
Stock options with performance-based vesting conditions	—	—	—
Total compensation expense	$9,062	$11,048	$18,115

As of December 31, 2016, there are 7,445,000 shares of common stock reserved for issuance under the Plans.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring at various dates from 2017 through 2020. Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Years ending December 31,
2017	$1,279
2018	1,323
2019	1,369
2020	16
Total minimum lease payments	$3,987

Rent expense for the years ended December 31, 2016, 2015 and 2014 approximated $1,795,000, $1,926,000 and $1,523,000, respectively. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases are amortized on a straight-line basis over the lease term.

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

Certain of Acacia’s operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights. In connection with any of Acacia’s operating subsidiaries’ patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against Acacia or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by Acacia or its operating subsidiaries, could materially harm the Company’s operating results and financial position. Fiscal year 2016, 2015 and 2014 operating expenses included expenses for court ordered attorney fees and settlement and contingency accruals totaling $500,000, $4,141,000 and $1,548,000, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at December 31, 2016.

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
The Guarantee is secured by a cash deposit at the contracting bank, which is classified as restricted cash in the accompanying balance sheets, totaling $11,512,000 and $10,725,000 of December 31, 2016 and 2015, respectively. Changes in the balance are primarily a result of additional court rulings granting injunctions with respect to additional defendants, and foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2017, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the consolidated statement of operations.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250,000,000. The Acacia IP Fund invests in, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. Refer to Note 2 to these notes to consolidated financial statements for information regarding the consolidation of majority-owned subsidiaries and the presentation of related noncontrolling interests. At December 31, 2016 and 2015, the Acacia IP Fund net assets and net income (loss) were primarily comprised of the following (in thousands):

	2016	2015
Cash and other assets	$1,118	$7,740
Patents, net of accumulated amortization	—	147
Investments - noncurrent	2,933	5,829
Total assets	$4,051	$13,716

Accrued expenses and contributions	$2,394	$7,436
Net assets	$1,657	$6,280

	2016	2015
Revenues	$16	$18
Operating expenses	572	1,617
Loss from operations	(556)	(1,599)
Net gain (loss) in equity method investments	(1,013)	6,922
Net income (loss)	$(1,569)	$5,323

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

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for state income taxes totaled $223,000, $211,000 and $172,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Foreign taxes withheld totaled $14,776,000, $4,421,000 and $5,159,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Refer to Note 5 for accrued foreign taxes payable.

Refer to Note 6 for information regarding noncash investing activity related to the investment in patent portfolios for the periods presented. Refer to Note 8 for information regarding noncash investing activity related to the investment in Veritone, Inc. for the periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2016. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2016	2016	2016	2016	2015	2015	2015	2015
	(Unaudited, in thousands, except share and per share information)
Revenues	$24,721	$41,351	$64,658	$21,969	$34,210	$40,336	$12,994	$37,497
Operating costs and expenses:
Cost of revenues:
Inventor royalties	1,573	—	17,844	3,313	9,325	1,265	116	7,756
Contingent legal fees	4,109	10,418	7,709	4,238	4,784	5,512	1,972	3,901
Litigation and licensing expenses - patents	7,723	7,324	7,348	5,463	8,675	9,012	10,345	11,341
Amortization of patents	10,760	10,759	6,467	6,222	13,038	13,228	13,688	13,113
General and administrative expenses (including non-cash stock compensation expense)	7,994	7,535	8,334	9,056	10,575	9,587	9,442	8,572
Research, consulting and other expenses - business development	522	1,334	666	557	997	732	802	860
Impairment of patent-related intangible assets	—	40,165	—	2,175	—	—	—	74,731
Impairment of goodwill	—	—	—	—	—	—	—	30,149
Other	1,742	(1,242)	—	—	426	—	3,465	250
Total operating costs and expenses	34,423	76,293	48,368	31,024	47,820	39,336	39,830	150,673
Operating income (loss)	(9,702)	(34,942)	16,290	(9,055)	(13,610)	1,000	(26,836)	(113,176)
Total other income (expense)	(3)	(52)	261	592	228	(104)	(180)	—
Income (loss) before (provision for) benefit from income taxes	(9,705)	(34,994)	16,551	(8,463)	(13,382)	896	(27,016)	(113,176)
Provision for income taxes	(192)	(5,927)	(9,655)	(2,414)	(170)	(119)	(337)	(4,174)
Net income (loss) including noncontrolling interests	(9,897)	(40,921)	6,896	(10,877)	(13,552)	777	(27,353)	(117,350)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	(68)	348	186	266	422	(4,463)	43	1,440
Net income (loss) attributable to Acacia Research Corporation	$(9,965)	$(40,573)	$7,082	$(10,611)	$(13,130)	$(3,686)	$(27,310)	$(115,910)
Net loss per common share attributable to Acacia Research Corporation:
Basic and diluted income (loss) per share	$(0.20)	$(0.81)	$0.14	$(0.21)	$(0.27)	$(0.08)	$(0.55)	$(2.33)
Weighted-average number of shares outstanding, basic	49,925,550	50,015,869	50,124,302	50,237,784	49,212,207	49,423,472	49,630,369	49,749,941
Weighted-average number of shares outstanding, diluted	49,925,550	50,015,869	50,618,757	50,237,784	49,212,207	49,423,472	49,630,369	49,749,941

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  SUBSEQUENT EVENTS

On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of equity interests in AIP to certain members of management and Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each profits interest unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the equity value of AIP increases beyond the value at issuance. The equity interests are represented by units (the “Units”) reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones, subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement.

Acacia owns substantially all of the equity in AIP and at all times will control AIP. Although AIP currently holds no material assets, Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc.(15)

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (21)
4.1
Tax Benefits Preservation Plan, dated as of March 16, 2016, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the form of Certificate of Designation of Series A Cumulative Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms as Exhibit C (24)

10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement under the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Edward Treska (20)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Robert L. Harris (20)
10.16*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Clayton J. Haynes (20)

10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (18)
10.21*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (19)
10.22*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Matthew Vella (20)
10.23*	2016 Acacia Research Corporation Stock Incentive Plan (22)
10.24*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan
10.25*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan
10.26	Director Service Agreement, dated February 29, 2016, by and between Acacia Research Corporation and Robert L. Harris (23)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, independent registered public accounting firm, regarding change in accounting principle (13)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

†
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Acacia Research Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.

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

(5)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (File No. 333-144754) which became effective on July 20, 2007.

(6)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (File No. 000-26068).

(7)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10‑K for the year ended December 31, 2001, filed on March 27, 2002 (File No. 000‑26068).

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed on July 30, 2012 (File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (File No. 000‑26068).

(10)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on April 2, 2008 (File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, as amended on March 1, 2010 (File No. 000-26068)

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

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed on February 28, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2015 (File No. 000-26068).

(21)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 28, 2016 (File No. 000-37721).

(22)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on August 9, 2016 (File No. 001-37721).

(23)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 4, 2016 (File No. 000-26068).

(24)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 21, 2016 (File No. 000-26068).