Form 10-Q
period 2017-03-31
ACACIA RESEARCH CORP
filed 2017-05-10
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
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
520 Newport Center Drive, 12th Floor, Newport Beach, California 92660
(Address of principal executive offices, Zip Code)

(949) 480-8300
(Registrant’s telephone number, including area code)
________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of May 5, 2017, 50,587,722 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$54,321	$127,540
Restricted cash	11,515	11,512
Short-term investments	90,927	19,443
Accounts receivable	7,781	26,750
Prepaid expenses and other current assets	5,138	3,245
Total current assets	169,682	188,490

Loan receivable and accrued interest (Note 5)	19,749	18,616
Investment in warrants and shares (Note 5)	2,196	1,960
Property and equipment, net	94	127
Patents, net of accumulated amortization	80,804	86,319
Other assets	336	491
	$272,861	$296,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,712	$14,283
Royalties and contingent legal fees payable	3,078	13,908
Total current liabilities	14,790	28,191
Other liabilities	380	369
Total liabilities	15,170	28,560
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,533,407 and 50,476,042 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	51	50
Treasury stock, at cost, 1,729,408 shares as of March 31, 2017 and December 31, 2016	(34,640)	(34,640)
Additional paid-in capital	644,794	642,453
Accumulated comprehensive loss	(49)	(76)
Accumulated deficit	(354,028)	(342,198)
Total Acacia Research Corporation stockholders’ equity	256,128	265,589
Noncontrolling interests in operating subsidiaries	1,563	1,854
Total stockholders’ equity	257,691	267,443
	$272,861	$296,003

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenues	$8,854	$24,721
Operating costs and expenses:
Cost of revenues:
Inventor royalties	666	1,573
Contingent legal fees	627	4,109
Litigation and licensing expenses - patents	6,386	7,723
Amortization of patents	5,515	10,760
General and administrative expenses (including non-cash stock compensation expense of $2,128 for the three months ended March 31, 2017 and $1,735 for the three months ended March 31, 2016)	6,916	7,994
Research, consulting and other expenses - business development	320	522
Other	—	1,742
Total operating costs and expenses	20,430	34,423
Operating loss	(11,576)	(9,702)

Total other income (expense)	696	(3)
Loss before provision for income taxes	(10,880)	(9,705)
Provision for income taxes	(1,241)	(192)
Loss including noncontrolling interests in operating subsidiaries	(12,121)	(9,897)
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	291	(68)
Loss attributable to Acacia Research Corporation	$(11,830)	$(9,965)

Basic and diluted loss per common share	$(0.24)	$(0.20)
Weighted average number of shares outstanding - basic and diluted	$50,333,056	49,925,550

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Net loss including noncontrolling interests in operating subsidiaries	$(12,121)	$(9,897)
Other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax of $0	14	—
Unrealized gain on foreign currency translation, net of tax of $0	13	67
Total other comprehensive income (loss)	(12,094)	(9,830)
Comprehensive (income) loss attributable to noncontrolling interests	291	(68)
Comprehensive loss attributable to Acacia Research Corporation	$(11,803)	$(9,898)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(12,121)	$(9,897)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by (used in) operating activities:
Depreciation and amortization	5,540	10,803
Non-cash stock compensation	2,128	1,735
Other	(348)	69
Changes in assets and liabilities:
Restricted cash	(3)	(798)
Accounts receivable	18,969	8,325
Prepaid expenses and other assets	(1,738)	(134)
Accounts payable and accrued expenses	(2,576)	(2,733)
Royalties and contingent legal fees payable	(10,830)	3,740
Net cash provided by (used in) operating activities	(979)	11,110

Cash flows from investing activities:
Purchases of available-for-sale investments	(174,152)	—
Maturities and sales of available-for-sale investments	102,682	—
Patent portfolio investment costs	—	(1,000)
Advances to Investee ( Note 5)	(1,000)	—
Purchases of property and equipment	—	(4)
Net cash used in investing activities	(72,470)	(1,004)

Cash flows from financing activities:
Repurchased restricted common stock	(25)	—
Proceeds from exercises of stock options	255	—
Net cash provided by financing activities	230	—

Increase (decrease) in cash and cash equivalents	(73,219)	10,106
Cash and cash equivalents, beginning	127,540	135,223
Cash and cash equivalents, ending	$54,321	$145,329

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

Neither Acacia nor its operating subsidiaries invent new technologies or products; rather, Acacia depends upon the identification and investment in new patents, inventions and companies that own intellectual property through its relationships with inventors, universities, research institutions, technology companies and others. If Acacia's operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and / or revenue growth.

During the first quarter of 2017 Acacia obtained control of one new patent portfolio. In fiscal 2016 Acacia obtained control of two new patent portfolios, compared to three, six and 25 new patent portfolios in fiscal years 2015, 2014 and 2013, respectively.

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

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2017, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Use of Estimates.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, impairment of marketable securities and patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, the valuation of the loan and equity instruments discussed at Note 5 and the application of the acquisition method of accounting for business combinations, require its most difficult, subjective or complex judgments.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. Two licensees individually accounted for 73% and 12% of revenues recognized during the three months ended March 31, 2017, and four licensees accounted for 22%, 19%, 16% and 11% of revenues recognized during the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, 92% and 25%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

Two licensees individually represented approximately 84% and 10% of accounts receivable at March 31, 2017. Four licensees individually represented approximately 39%, 22%, 16% and 15% of accounts receivable at December 31, 2016.

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

Performance-based stock option awards with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a four-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation cost is recognized for an option with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. The service period for options with a market-based vesting condition is inferred from the application of the Monte Carlo valuation technique. The derived service period represents the duration of the median of the distribution of share price paths on which the market condition is satisfied. The duration is the period of time from the service inception date to the expected date of satisfaction, as determined from the valuation technique. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate; expected volatility; and expected dividend yield. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company's effective tax rates for the three months ended March 31, 2017 and 2016 were 11% and 2%, respectively. The effective rates for the periods presented primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Numerator (in thousands):
Basic and Diluted
Net loss attributable to common stockholders – basic and diluted	$(11,830)	$(9,965)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	50,333,056	49,925,550
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	50,333,056	49,925,550

Basic and diluted net loss per common share	$(0.24)	$(0.20)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	4,420,717	2,350,445
Minimum price of awards excluded from the computation of diluted loss per share	$—	$—
Maximum price of awards excluded from the computation of diluted loss per share	$6.75	$3.90

4.  PATENTS

Acacia’s only identifiable intangible assets at March 31, 2017 and December 31, 2016 are patents and patent rights.  Patent-related accumulated amortization totaled $363,558,000 and $358,043,000 as of March 31, 2017 and December 31, 2016, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately five years.  The following table presents the scheduled annual aggregate amortization expense as of March 31, 2017 (in thousands):

For the years ending December 31,
Remainder of 2017	$16,819
2018	21,256
2019	19,150
2020	6,707
2021	5,421
Thereafter	11,451
$80,804

5. LOAN RECEIVABLE AND INVESTMENT IN WARRANTS AND SHARES

On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provides for Acacia to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, Acacia entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permits Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the consolidated statement of operations). On August 15, 2016, Acacia funded the initial $10 million loan (the “First Loan”), which initially had a one-year term.   On November 25, 2016, Acacia funded the second $10 million loan (the “Second Loan”), which has a one-year term. In addition, upon the funding of the Second Loan, the maturity date of the First Loan was automatically extended to the maturity date of the Second Loan. As a result, both the First Loan and the Second Loan are due and payable on November 25, 2017. Veritone’s obligations under the

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Veritone Loans are secured by substantially all of Veritone’s assets pursuant to a security agreement that Acacia entered into with Veritone dated August 15, 2016.
In addition, commencing on the earlier of Veritone’s consummation of a private round of financing of at least $10 million (a “Next Equity Financing”) and the maturity date of the Veritone Loans, Acacia has the right, under certain circumstances, to convert all or a portion of the principal and accrued interest of the Veritone Loans into shares of Veritone’s Series B Preferred Stock or, if Veritone consummates a Next Equity Financing, into shares of Veritone capital stock issued in such financing, at various contractual conversion rates, with the exact conversion rate to depend upon (i) whether Veritone consummates a Next Equity Financing, (ii) the price per share in such Next Equity Financing and (iii) whether or not Acacia elects to convert all of the outstanding principal and accrued interest under the Veritone Loans.  If Veritone consummates a qualified public offering of its common stock, with gross proceeds to Veritone of at least $15.0 million (“IPO”), any outstanding principal and accrued interest under the Veritone Loans will automatically convert into shares of Veritone’s common stock at the lower of the applicable conversion rate and the initial public offering price of Veritone's common shares (“IPO Price”).
In conjunction with the First Loan, Veritone issued Acacia a four-year $700,000 warrant to purchase shares of Veritone’s common stock at various exercise prices, with the actual exercise price to be determined by the type and/or valuation of Veritone’s future equity financings, if any.  Pursuant to an amendment to the warrant agreement effective March 15, 2017, the actual number of shares to be purchased upon exercise of the warrant is determined by dividing the warrant value by the lower of the applicable contractual exercise price and the IPO Price, if applicable. Upon funding of the Second Loan, Veritone issued to Acacia two additional four-year $700,000 warrants to purchase shares of Veritone’s common stock with similar amended terms.
In addition, pursuant to the Investment Agreement, Veritone issued Acacia a five-year Primary Warrant to purchase up to $50 million, less all converted amounts or amounts repaid under the Veritone Loans, worth of shares of Veritone’s common stock at various exercise prices, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Veritone Loans converted into shares of Veritone common stock. Pursuant to an amendment to the Primary Warrant effective March 15, 2017, the Primary Warrant will be exercised automatically upon Veritone's consummation of an IPO, with an exercise price equal to the lower of the applicable contractual exercise price and the IPO Price. In the absence of an automatic exercise, Acacia may exercise the Primary Warrant at any time during its five-year term after August 15, 2017. Immediately following Acacia’s exercise of the Primary Warrant in full, Veritone has the obligation to issue to Acacia an additional 10% Warrant that provides for the issuance of additional shares of Veritone common stock, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant, and the remaining 50% of shares vesting on the anniversary of the issuance date of the 10% Warrant.
Veritone Bridge Loan. On March 14, 2017, Acacia entered into an additional secured convertible promissory note with Veritone (the “Veritone Bridge Loan”), which permits Veritone to borrow up to an additional $4.0 million, bearing interest at the rate of 8.0% per annum. On March 17, 2017, Acacia funded the initial $1.0 million advance (the “First Bridge Loan”). Veritone’s obligations under the Veritone Bridge are secured by substantially all of Veritone’s assets.
Additional advances of $1.0 million are required upon notice by Veritone on April 15, 2017, May 15, 2017 and June 15, 2017 (“Installment Dates”), provided that no advances to Veritone are required on an Installment Date occurring after April 30, 2017 if (i) Veritone has not completed its initial public offering on or prior to April 30, 2017, or (ii) if certain executives are no longer employees of Veritone as of the applicable Installment Date. All advances and accrued interest under the Veritone Bridge Loan mature and are due and payable in full on November 25, 2017.

The outstanding principal balance and any accrued but unpaid interest under the Veritone Bridge Loan will automatically convert, immediately prior to Veritone’s consummation of an IPO, into that number of shares of Veritone common stock determined by dividing the Veritone Bridge Loan amounts outstanding by the lower of $8.1653 or the IPO Price, subject to a conversion limit of 981,958 shares of Veritone common stock.

In conjunction with the Veritone Bridge Loan, Veritone will issue to Acacia up to 100,000 shares of Veritone common stock (“Upfront Shares”), and upon each additional advance, if any, will issue (i) up to 150,000 shares of Veritone common stock (the “Bridge Installment Shares”) and (ii) 10-year warrants to purchase up to 200,000 shares of Veritone common stock (the “Bridge Warrant Shares”) with other terms and conditions similar to the warrants described above. The Upfront Shares, Bridge Installment Shares and Bridge Warrant Shares are issued on a pro-rata basis as each advance is funded. As of March 31, 2017, 25,000 Upfront Shares, 37,500 Bridge Installment Shares and 50,000 Bridge Warrant Shares will be issued in connection with the First Bridge Loan advance. The Upfront Shares, Bridge Installment Shares and Bridge Warrant Shares amounts will be adjusted for the .6 to one reverse stock split executed by Veritone subsequent to March 14, 2017.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acacia may elect to make an additional advance to Veritone equal to all principal amounts that have not been advanced upon Veritone’s initial public offering, upon which Veritone shall issue the remaining Upfront Shares, Bridge Installment Shares and Bridge Warrant Shares that Acacia would have received in the event such advance was done in connection with an Installment Date on a pro-rata basis.

Acacia's Investment Agreement and the Veritone Bridge Loan, as described above, represent variable interests in Veritone for which Acacia is not the primary beneficiary, primarily due to a lack of a controlling interest in Veritone. As of March 31, 2017, the Veritone Loans and Veritone Bridge Loan (“The Loans”) are not considered in-substance common stock and the common stock purchase warrants are unexercised, and therefore, the equity method of accounting is not applied. The right to receive the Upfront Shares and the Installment shares (“Veritone Shares”) as of March 31, 2017, in connection with the Veritone Bridge Loan are considered in-substance common stock, however, application of the equity method is not material as of March 31, 2017, and therefore, the in-substance common shares are accounted for as described below.

The Loans do not meet the criteria for classification as a debt security. As such, the loans and the related common stock purchase warrants and Veritone Shares, as described above, are accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the respective transactions, with the face amount of the loans allocated to (1) The Loans, which are accounted for as long-term loan receivables and (2) the common stock purchase warrants and Veritone Shares. The estimated relative fair value allocation was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone's equity on the effective date of the transactions, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on The Loans. A summary of assumptions used in connection with estimating the relative fair values were as follows:

Valuation Technique	Significant Unobservable Inputs	Range of Inputs
Monte Carlo simulation model	Volatility	40%	-	50%
	Marketability discount	7%
	Funding scenario probabilities	25%	-	75%
	Recovery	100%
The Veritone Loans and warrants are reflected in the accompanying consolidated financial statements as follows (in thousands):

	As of and For the Three Months Ended March 31, 2017	As of and For the Year Ended December 31, 2016
Face value of loans receivable	$21,000	$20,000
Unamortized loan discount	(1,251)	(1,384)
Carrying value of loans receivable	19,749	18,616
Investment in warrants and Veritone Shares	2,196	1,960
Total	$21,945	$20,576

Interest receivable	$585	$286
Accretion of loan discount	369	576
Interest income	668	862
The loan discount, representing the difference between the face amount of The Loans and the relative fair value allocated to The Loans, is accreted over the expected life of The Loans, using the effective interest method, with the related interest amounts reflected in Other Income in the consolidated statement of operations. Acacia will re-evaluate its variable interest in Veritone and related accounting conclusions and disclosure requirements each reporting period. For the three months ended March 31, 2017, the effective yield for the First Loan and Second Loan was 20% and 9%, respectively, and the effective yield for the Veritone Bridge Loan was 48%.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Management performs a review of The Loans on a quarterly basis to assess the need for allowances for uncollectibility, based on current trends and other factors affecting collectibility, and to determine if any impairment has occurred. A loan receivable is considered impaired when it is probable that amounts related to the loan receivable will not be collected according to the contractual terms of the agreement. No allowances for uncollectibility have been recorded for the periods presented herein. An allowance for uncollectibility would be reflected as a charge to earnings in the consolidated statement of operations.

Acacia reflects its investment in the common stock purchase warrants and Veritone Shares at relative fair value, which now represents cost, on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. No impairment charges have been recorded for the periods presented herein.

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
The Guarantee is secured by a cash deposit at the contracting bank, which is classified as restricted cash in the accompanying balance sheets, totaling $11,515,000 and $11,512,000 as of March 31, 2017 and December 31, 2016, respectively. Changes in the balance are primarily a result of additional court rulings granting injunctions with respect to additional defendants, and foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2018, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the consolidated statement of operations.
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

For the three months ended March 31, 2016, other operating expenses were $1,742,000. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7. STOCKHOLDERS’ EQUITY

Profits Interest Plan. On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of equity interests in AIP to certain members of management and the Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each profits interest unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the equity value of AIP increases beyond the value at issuance. The equity interests are represented by units (the “Units”) reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones (one-third upon 150% appreciation, and two-thirds upon 300% appreciation in value of Acacia's aggregate investment in Veritone), subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement.
Acacia owns 60% of the equity in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients. As of March 31, 2017, AIP holds the right to receive the Veritone 10% Warrant described at Note 5.

Profits Interest totaling 400 units, or 40% of the membership interests in AIP, were granted during the three months ended March 31, 2017, with an aggregate grant date fair value of $550,000. The fair value of the Profits Interest units totaled $550,000 as of March 31, 2017. Total unrecognized expense for Profit Unit Interests totaled $537,000 at March 31, 2017.

The Profits Interest Units are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The Profits Interest Units vest as described above, and therefore, the vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Profits Interest Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is five years. Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Recently Adopted.

In March 2016, the FASB issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued amended guidance to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The amendments should be applied prospectively on or after the effective date. No disclosures are required at transition. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property (“IP”) acquisition and development, licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,540 license agreements executed to date, across 192 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.4 billion, and have returned more than $727 million to our patent partners.

Executive Summary

Overview

For the three months ended March 31, 2017, we reported revenues of $8.9 million from six new revenue agreements covering eight different licensing programs. Cash, restricted cash and investments totaled $156.8 million as of March 31, 2017, as compared to $158.5 million as of December 31, 2016. Our operating activities during the periods presented have been principally focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. In addition, we and our operating subsidiaries may from time to time evaluate, leveraging our intellectual property expertise, other business opportunities. In some cases, these opportunities will compliment, and / or supplement our primary licensing and enforcement business, as further described below.

In March 2017, Saint Lawrence Communications LLC received a jury verdict in its case against Motorola, Inc. in the United States District Court for the Eastern District of Texas. The jury returned a verdict that five U.S. patents were valid and infringed. The jury found the infringement was willful and returned a damages award of nearly $9.2 million for past infringement. We are awaiting issue of the final judgment by the court in this matter. In addition, our German subsidiary, Saint Lawrence Communications GmbH, was granted injunctions by the German court in enforcement proceedings against both Motorola, Inc. and ZTE, who are now appealing those orders.

As previously reported, in September 2016, our subsidiary Cellular Communications Equipment LLC, or CCE, received a jury verdict of infringement and damages in excess of $22.0 million against Apple. Post-trial motions filed by both parties, including CCE’s motion to enhance the damages award due to the finding of willful infringement, are currently pending and awaiting rulings by the court. In CCE’s corresponding litigation in Germany, we were notified in April 2017 that CCE prevailed in the opposition proceeding filed by Apple. The related German infringement trial against Apple is scheduled to occur late this year.

One of the challenges in our industry continues to be quality patent intake due to the current patent environment. We acquired one portfolio in the first quarter of 2017 from our partnership with Renesas Electronics of Japan, as described below. In spite of the current challenges in the patent licensing business, we continue to see growth oriented patent-related opportunities in the IP space in general. Patents will continue to be a very important and fundamental part of the U.S. and world-wide economies.

Our intent, as we continue to evaluate the current patent landscape, is to leverage our legacy IP expertise, knowledge and know-how to further enhance shareholder value. Going forward, we intend to utilize our experience and valuable internal IP data to expand our business into other areas of IP, beyond solely patent licensing and enforcement. Patent licensing will continue to be an important part of our business but is a subset of the entire patent ecosystem and opportunities that exist. For example, we are finding an increasing number of high-growth technology companies that require our patent expertise, relationships and knowledge. Similar to the partnerships we created with companies who needed our expertise and experience to license their IP, we intend to partner with high-growth tech companies that need our help with their patent portfolios and related business strategy. An example of this is the partnership and investment Acacia made in Veritone Inc. in 2016, as described below.

With respect to our licensing and enforcement business, neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents and inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then we may not be able to identify new technology-based opportunities for sustainable revenue and /or revenue growth.

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

For example, in the first quarter of 2017 we obtained control of one patent portfolio, and for the year ended December 31, 2016, we obtained control of only two new patent portfolios. Further, in fiscal year 2015, we obtained control of three new patent portfolios, compared to six new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

As a result of the foregoing, our operating subsidiaries may from time to time evaluate other business opportunities which compliment, or supplement, our primary licensing and enforcement business and leverage our intellectual property expertise. For example, in August 2016, we announced the formation of a strategic partnership with Veritone, Inc. (“Veritone”), a leading cloud-based Artificial Intelligence (“AI”) technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Under the partnership, we expect to leverage our intellectual property expertise to assist Veritone with building its patent portfolio and executing upon its overall intellectual property strategy. In order to enhance Veritone’s leadership position in the field of machine learning and AI, we provided $21 million in funding to Veritone, convertible upon the occurrence of certain events into Veritone equity. Additionally, upon the occurrence of certain events and the achievement of certain milestones by Veritone, we may incur an additional investment of approximately $33 million in Veritone, for a total investment of up to $54 million. Our Board of Directors unanimously approved the investments, and believes that this partnership with Veritone will be synergistic with our business strategies.

Operating activities during the periods presented included the following:

	Three Months Ended March 31,
	2017	2016

Revenues (in thousands)	$8,854	$24,721
New agreements executed	6	12
Licensing and enforcement programs generating revenues	8	15

Trailing twelve-month revenues during the periods presented were as follows (in thousands, except percentage change values):

As of Date:	Trailing Twelve -Month Revenues	% Change

March 31, 2017	$136,832	(10)%
December 31, 2016	$152,699	(9)%
September 30, 2016	$168,227	44%
June 30, 2016	$116,563	1%
March 31, 2016	$115,548	—%

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

Revenues for the three months ended March 31, 2017 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology	•	Online Auction Guarantee
•	DisplayPort and MIPI DSI technology	•	Optical Networking technology
•	Electronic Access Control technology	•	Speech codes used in wireless and wireline systems technology
•	Innovative Display technology	•	Super Resolutions Microscopy technology

Revenues for the three months ended March 31, 2016 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology	•	Online Auction Guarantee technology
•	Audio Communications Fraud Detection technology	•	Reflective and Radiant Barrier Insulation technology
•	Bone Wedge technology	•	Speech codes used in wireless and wireline systems technology
•	Broadband Communications technology	•	Telematics technology
•	Cardiology and Vascular Device technology	•	Unicondylar Knee Replacement technology
•	DisplayPort and MIPI DSI technology	•	Variable Data Printing technology(1)
•	Gas Modulation Control Systems technology	•	Wireless Infrastructure and User Equipment technology
•	Lighting Ballast technology
________________________________________

(1)	Initial revenues recognized during the three months ended March 31, 2016

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2017 and 2016
(In thousands, except percentage change values)

	Three Months Ended March 31,		%
	2017	2016	Change

Revenues	$8,854	$24,721	(64)%
Operating costs and expenses	20,430	34,423	(41)%
Operating loss	(11,576)	(9,702)	19%
Loss before provision for income taxes	(10,880)	(9,705)	12%
Provision for income taxes	(1,241)	(192)	*
Net (income) loss attributable to noncontrolling interests in operating subsidiaries	291	(68)	*
Net loss attributable to Acacia Research Corporation	(11,830)	(9,965)	19%
*Percentage change in excess of 400%

Overview - Three months ended March 31, 2017 compared with the three months ended March 31, 2016

•
Revenues decreased $15.9 million, or 64%, to $8.9 million for the three months ended March 31, 2017, as compared to $24.7 million in the comparable prior year quarter, due primarily to a decrease in the number of agreements executed and a decrease in revenue per agreement. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on periodic revenues.

•
Loss before taxes was $10.9 million for the three months ended March 31, 2017, as compared to a loss before income taxes of $9.7 million for the three months ended March 31, 2016. The change was due primarily to a $15.9 million decrease in revenue, partially offset by a net decrease in operating expenses, including the following:

•	Cost of Revenues and Other Operating Expenses:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $4.4 million, or 77%, compared to the 64% decrease in related revenues for the same periods, primarily due to lower average contingent legal fee rates, resulting from higher average levels of cost recovery related preferred returns, for the portfolios generating revenues in the first quarter of 2017, as compared to the portfolios generating revenues in the first quarter of 2016.

•
Litigation and licensing expenses-patents decreased $1.3 million, or 17%, to $6.4 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs.

•
Amortization expense decreased $5.2 million, or 49%, to $5.5 million, due to a decrease in scheduled amortization resulting from various patent portfolio impairment charges previously recorded in the second quarter of 2016.

•	General and administrative expenses decreased $1.1 million, or 13%, to $6.9 million, due primarily to a net decrease in personnel costs in connection with head count reduction activities in 2016.

•
Other operating expense was $1.7 million for the three months ended March 31, 2016. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Investments in Patent Portfolios

During the three months ended March 31, 2017, we acquired control of one patent portfolio, from our patent partner Renesas Electronics of Japan, comprised of 23 U.S. and 12 foreign patents covering technologies such as DRAM and Flash memory, semiconductor fabrication process/packaging and power management.

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

For example, during the first quarter of 2017, fiscal year 2016 and 2015, we obtained control of only one, two and three, respectively, new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have in excess of 5 pending patent infringement cases with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts.  Please refer to Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.

Litigation and Licensing Expense. We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

•
Increases in patent-related legal expenses associated with patent infringement litigation, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, re-exam and inter partes review costs, case-related audio/

video presentations and other litigation support and administrative costs could increase our operating costs and decrease our profit generating opportunities;

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2016. Refer to Note 2 to the consolidated financial statements included in this report.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenues and Pretax Net Loss

	Three Months Ended March 31,		Change
	2017	2016	$	%

Revenues (in thousands, except percentage change values)	$8,854	$24,721	$(15,867)	(64)%
New agreements executed	6	12
Average revenue per agreement (in thousands)	$1,476	$2,060

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows (in thousands):

Three Months Ended March 31,
2017 vs. 2016

Decrease in number of agreements executed	$(12,360)
Decrease in average revenue per agreement executed	(3,507)
Total change in revenues	$(15,867)

Two licensees individually accounted for 73% and 12% of revenues recognized during the three months ended March 31, 2017, and four licensees accounted for 22%, 19%, 16% and 11% of revenues recognized during the three months ended March 31, 2016.

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on periodic revenues. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentage change values)
Loss before provision for income taxes	$(10,880)	$(9,705)	$(1,175)	12%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended March 31,
	2017 vs. 2016%
	(in thousands, except percentage values)
Decrease in revenues	$(15,867)	1,350%
Decrease in inventor royalties and contingent legal fees	4,389	(374)%
Decrease in general and administrative expenses	1,078	(92)%
Decrease in litigation and licensing expenses	1,337	(114)%
Decrease in patent amortization expenses	5,245	(446)%
Other	2,643	(224)%
Total change in loss before provision for income taxes	$(1,175)	100%

Cost of Revenues

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentage change values)
Inventor royalties	$666	$1,573	$(907)	(58)%
Contingent legal fees	$627	$4,109	$(3,482)	(85)%

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

	Three Months Ended March 31,	%
	2017 vs. 2016
Inventor Royalties:
Decrease in total revenues	$(4,165)	459%
Decrease in inventor royalty rates	(1,554)	171%
Decrease in revenues without inventor royalty obligations primarily due to upfront advance related preferred returns	4,812	(530)%
Total change in inventor royalties expense	$(907)	100%

Contingent Legal Fees:
Decrease in total revenues	$(2,823)	81%
Decrease in contingent legal fee rates	(880)	25%
Decrease in revenues without contingent legal fee obligations	221	(6)%
Total change in contingent legal fees expense	$(3,482)	100%

	Three Months Ended March 31,		Change
	2017	2016	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$6,386	$7,723	$(1,337)	(17)%
Amortization of patents	$5,515	$10,760	$(5,245)	(49)%
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

Litigation and licensing expenses-patents decreased for the three months presented due to a net decrease in litigation support costs associated with upcoming trials and a decrease in patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs. We expect patent-related legal expenses to continue to fluctuate period to period as we incur costs related to upcoming scheduled and/or anticipated trial dates, international enforcement activities and strategic patent portfolio prosecution activities over the next several fiscal quarters, as we continue to focus on our investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the second quarter of 2016.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended March 31,		Change
	2017	2016	$	%

General and administrative expenses	$4,788	$6,259	$(1,471)	(24)%
Non-cash stock compensation expense	2,128	1,735	393	23%
Total general and administrative expenses	$6,916	$7,994	$(1,078)	(13)%

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

	Three Months Ended March 31,
	2017 vs. 2016%

Personnel cost reductions due to headcount reductions	$(711)	66%
Variable performance-based compensation costs	(364)	34%
Corporate, general and administrative costs	(440)	41%
Non-cash stock compensation expense	393	(36)%
Non-recurring employee severance costs	44	(5)%
Total change in general and administrative expenses	$(1,078)	100%

Other

For the three months ended March 31, 2017 and 2016, other operating expenses were $0 and $1,742,000, respectively. Other operating expenses includes expense accruals for court ordered attorney's fees and settlement and contingency accruals for other matters.

Income Taxes

	Three Months Ended March 31,
	2017	2016

Provision for income taxes (in thousands)	$(1,241)	$(192)
Effective tax rate	11%	2%

The increase in tax expense for the periods presented primarily reflects the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least May 2018 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption has continued into 2017.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand, excluding restricted cash balances, totaled $145.2 million at March 31, 2017, compared to $147.0 million at December 31, 2016.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2017	2016

Net cash provided by (used in):
Operating activities	$(979)	$11,110
Investing activities	(72,470)	(1,004)
Financing activities	230	—

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2017 decreased 16% to $27.8 million, as compared to $33.0 million in the comparable 2016 period, due to the net impact of the timing of cash receipts from licensees. Cash outflows from operations for the three months ended March 31, 2017 increased 31% to $28.8 million, as compared to $21.9 million in the comparable 2016 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee is secured by a cash deposit (classified as restricted cash in the accompanying balances sheets) at the contracting bank, totaling $11.5 million and $11.5 million, at March 31, 2017 and December 31, 2016, respectively. See below for additional information.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016

Available-for-sale investments, net	$(71,470)	$—
Investments in patents/ patent rights	—	(1,000)
Advances to Investee	(1,000)	—
Purchases of property and equipment	—	(4)
Net cash used in investing activities	$(72,470)	$(1,004)
Strategic Partnership. In August 2016, we formed a strategic partnership with Veritone pursuant to which we expect to leverage our expertise in intellectual property licensing and enforcement to assist Veritone with building its patent portfolio and execute upon its overall intellectual property strategy. As a part of this strategic partnership, we entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provides for us to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, we entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permits Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the consolidated statement of operations). On August 15, 2016, we funded the initial $10 million loan (the “First Loan”), which initially had a one-year term.   On November 25, 2016, we funded the second $10 million loan (the “Second Loan”), which has a one-year term. In addition, upon the funding of the Second Loan, the maturity date of the First Loan was automatically extend to the maturity date of the Second Loan. As a result, both the First Loan and the Second Loan are due and payable on November 25, 2017. Veritone’s obligations under the Veritone Loans are secured by substantially all of Veritone’s assets pursuant to a security agreement that we entered into with Veritone dated August 15, 2016.

In addition, commencing on the earlier of Veritone’s consummation of a private round of financing of at least $10 million (a “Next Equity Financing”) and the maturity date of the Veritone Loans, we have the right, under certain circumstances, to convert all or a portion of the principal and accrued interest of the Veritone Loans into shares of Veritone’s Series B Preferred Stock or, if Veritone consummates a Next Equity Financing, into shares of Veritone capital stock issued in such financing, at various contractual conversion rates, with the exact conversion rate to depend upon (i) whether Veritone consummates a Next Equity Financing, (ii) the price per share in such Next Equity Financing and (iii) whether or not we elect to convert all of the outstanding principal and accrued interest under the Veritone Loans.  If Veritone consummates a qualified public offering of its common stock, with gross proceeds to Veritone of at least $15.0 million (“IPO”), any outstanding principal and accrued interest under the Veritone Loans will automatically convert into shares of Veritone’s common stock at the lower of the applicable conversion rate and the initial public offering price of Veritone's common shares (“IPO Price”).

In conjunction with the First Loan, Veritone issued to us a four-year $700,000 warrant to purchase shares of Veritone’s common stock at various exercise prices, with the actual exercise price to be determined by the type and/or valuation of Veritone’s future equity financings, if any.  Pursuant to an amendment to the warrant agreement effective March 15, 2017, the actual number of shares to be purchased upon exercise of the warrant is determined by dividing the warrant value by the lower of the applicable contractual exercise price and the IPO Price, if applicable. Upon funding of the Second Loan, Veritone issued to us two additional four-year $700,000 warrants to purchase shares of Veritone’s common stock with similar amended terms.

In addition, pursuant to the Investment Agreement, Veritone issued to us a five-year Primary Warrant to purchase up to $50 million, less all converted amounts or amounts repaid under the Veritone Loans, worth of shares of Veritone’s common stock at various exercise prices, with the actual exercise price per share to be determined by the amount of principal and accrued interest under the Veritone Loans converted into shares of Veritone common stock. Pursuant to an amendment to the Primary Warrant effective March 15, 2017, the Primary Warrant will be exercised automatically upon Veritone's consummation of an IPO, with an exercise price equal to the lower of the applicable contractual exercise price and the IPO Price. In the absence of an automatic exercise, we may exercise the Primary Warrant at any time during its five-year term after August 15, 2017. Immediately following our exercise of the Primary Warrant in full, Veritone has the obligation to issue to us an additional 10% Warrant that provides for the issuance of additional shares of Veritone common stock, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant, and the remaining 50% of shares vesting on the anniversary of the issuance date of the 10% Warrant.

Veritone Bridge Loan. On March 14, 2017, we entered into an additional secured convertible promissory note with Veritone (the “Veritone Bridge Loan”), which permits Veritone to borrow up to an additional $4 million, bearing interest at the rate of 8.0% per annum. On March 17, 2017, we funded the initial $1 million advance (the “First Bridge Loan”). Veritone’s obligations under the Veritone Bridge are secured by substantially all of Veritone’s assets.

Additional advances of $1 million may be drawn upon notice by Veritone on April 15, 2017, May 15, 2017 and June 15, 2017 (“Installment Dates”), provided that no advances to Veritone are required on an Installment Date occurring after April 30, 2017 if (i) Veritone has not completed its initial public offering on or prior to April 30, 2017, or (ii) if certain executives are no longer employees of Veritone as of the applicable Installment Date. All advances and accrued interest under the Veritone Bridge Loan mature and are due and payable in full on November 25, 2017.

The outstanding principal balance and any accrued but unpaid interest under the Veritone Bridge Loan will automatically convert, immediately prior to Veritone’s consummation of an IPO, into that number of shares of Veritone common stock determined by dividing the Veritone Bridge Loan amounts outstanding by the lower of $8.1653 or the IPO Price, subject to a conversion limit of 981,958 shares of Veritone common stock.

In conjunction with the Veritone Bridge Loan, Veritone will issue to us up to 100,000 shares of Veritone common stock (“Upfront Shares”), and upon each additional advance, if any, will issue (i) up to 150,000 shares of Veritone common stock (the “Bridge Installment Shares”) and (ii) 10-year warrants to purchase up to 200,000 shares of Veritone common stock (the “Bridge Warrant Shares”) with other terms and conditions similar to the warrants described above. The Upfront Shares, Bridge Installment Shares and Bridge Warrant Shares are issued on a pro-rata basis as each advance is funded. As of March 31, 2017, 25,000 Upfront Shares, 37,500 Bridge Installment Shares and 50,000 Bridge Warrant Shares will be issued in connection with the First Bridge Loan advance. The Upfront Shares, Bridge Installment Shares and Bridge Warrant Shares amounts will be adjusted for the .6 to one reverse stock split executed by Veritone subsequent to March 14, 2017.

We may elect to make an additional advance to Veritone equal to all principal amounts that have not been advanced upon Veritone’s initial public offering, upon which Veritone shall issue the remaining Upfront Shares, Bridge Installment Shares and Bridge Warrant Shares that we would have received in the event such advance was done in connection with an Installment Date on a pro-rata basis.

Veritone recently filed a registration statement on form S-1 relating to a proposed initial public offering. Refer to Note 5 to the consolidated financial statements included herein for additional information.

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016

Repurchased restricted common stock	$(25)	$—
Proceeds from exercises of stock options	255	—
Net cash used in financing activities	$230	$—

Working Capital

Working capital (including restricted cash) at March 31, 2017 decreased to $154.9 million, compared to $160.3 million at December 31, 2016. Consolidated accounts receivable from licensees decreased to $7.8 million at March 31, 2017, compared to $26.8 million at December 31, 2016. Consolidated royalties and contingent legal fees payable decreased to $3.1 million at March 31, 2017, compared to $13.9 million at December 31, 2016.

The majority of accounts receivable from licensees at March 31, 2017 were collected or are scheduled to be collected in the second quarter of 2017, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the second or third quarter of 2017, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

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
The Guarantee is secured by a cash deposit at the contracting bank totaling $11.5 million and $11.5 million, as of March 31, 2017 and December 31, 2016, respectively. Changes are a result of foreign currency exchange rate fluctuations and the related impact on the underlying collateral, which is denominated in U.S. dollars. The Guarantee expires on April 10, 2018, however, it is automatically extended without amendment for a period of one (1) year from the present or any future expiration date, unless at least 30 days prior to any expiration date, the Guarantee is extinguished in accordance with German law. The Guarantee facility fee is 1.15% per year, and the related expense is included in the statement of operations.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of March 31, 2017 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating leases, net of guaranteed sublease income	$3,555	$848	$2,692	$15
Investment Agreement - Primary Warrant, contingent obligation (1)	30,000	30,000	—	—
Veritone Bridge Loan(1)	3,000	3,000	—	—
Total contractual obligations	$36,555	$33,848	$2,692	$15
___________________________________________________
(1) - Refer to description of Strategic Partnership - Veritone, above

Uncertain Tax Positions.  At March 31, 2017, we had total unrecognized tax benefits of approximately $1.7 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of March 31, 2017. If recognized, approximately $1.4 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the current period presented.

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation and under the supervision of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Changes in Internal Control Over Financial Reporting. As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we identified, as of September 30, 2016, a material weakness in our internal control over financial reporting relating to the accounting for certain newly granted stock options with market vesting conditions granted during the third quarter of 2016. We properly reflected the non-cash stock compensation expense in our consolidated financial statements included in our Form 10-Q for the quarter ended September 30, 2016 filed with the SEC and we were not required to restate or change our consolidated financial statements for any prior annual or interim period. Subsequently, beginning in the fourth quarter of 2016, we executed our remediation plan for addressing the material weakness identified, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, by, among other things, implementing specific revised review procedures for material new, infrequent, unusual or complex transactions, including the specific assessment of whether the accounting for such transactions should be conducted internally or outsourced to technical subject matter specialists, and enhanced documentation and review procedures involving both our chief financial officer and corporate controller with respect to the review and assessment of such transactions. Our enhanced review procedures and documentation standards were in place and operating during the fourth quarter of 2016 and the first quarter of 2017. As a result, we believe that we remediated the material weakness described above as of March 31, 2017.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2017) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than completion of the actions taken to remediate the material weakness described above.

Inherent Limitations on Effectiveness of Controls.
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II--OTHER INFORMATION

Item 1A.  RISK FACTORS

Except as set forth below, there have been no material changes in our assessment of risk factors affecting our business since those presented in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 10, 2017.
Our strategic investment in Veritone, Inc. (“Veritone”) is subject to risks, and any other strategic investments that we may make from time to time may be subject to risks.

As described herein, in August 2016, we formed a strategic partnership with Veritone pursuant to which we expect to leverage our expertise in intellectual property licensing and enforcement to assist Veritone with building its patent portfolio and execute upon its overall intellectual property strategy. As a part of this strategic partnership, we entered into an Investment Agreement with Veritone, which provides for us to invest up to $50 million in Veritone, consisting of both debt and equity components. Our investment in Veritone is subject to a number of risks and uncertainties. Veritone currently is not profitable and has limited financial resources and we may lose some or all of our investment. In addition, applicable securities law restrictions and other factors may result in an inability to liquidate any equity components of our investment in Veritone. In addition, we may from time to time make strategic investments in other entities. Any such strategic investments will also be subject to risks and uncertainties that may cause us to lose some or all of any such investments.

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT
10.1*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T
___________________________

*	Filed herewith.

**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

/s/ Robert Stewart
By: Robert Stewart
President
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     May 10, 2017

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
10.1*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
___________________________

*	Filed herewith.

**
The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.