Form 10-Q
period 2017-06-30
ACACIA RESEARCH CORP
filed 2017-08-07
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

As of August 2, 2017, 50,597,449 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$63,220	$127,540
Restricted cash	—	11,512
Short-term investments	55,052	19,443
Accounts receivable	14,245	26,750
Prepaid expenses and other current assets	4,116	3,245
Total current assets	136,633	188,490

Investment at fair value(1)	49,817	—
Investment - equity method(1)	2,400	—
Loan receivable and accrued interest(1)	—	18,616
Investment in warrants and shares(1)	—	1,960
Patents, net of accumulated amortization	75,233	86,319
Other assets	407	618
	$264,490	$296,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,239	$14,283
Royalties and contingent legal fees payable	9,427	13,908
Total current liabilities	18,666	28,191
Other liabilities	577	369
Total liabilities	19,243	28,560
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,597,449 and 50,476,042 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	51	50
Treasury stock, at cost, 1,729,408 shares as of June 30, 2017 and December 31, 2016	(34,640)	(34,640)
Additional paid-in capital	646,627	642,453
Accumulated comprehensive loss	(62)	(76)
Accumulated deficit	(368,280)	(342,198)
Total Acacia Research Corporation stockholders’ equity	243,696	265,589
Noncontrolling interests in operating subsidiaries	1,551	1,854
Total stockholders’ equity	245,247	267,443
	$264,490	$296,003
____________________________________________
(1) Refer to Note 5 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues	$16,457	$41,351	$25,311	$66,072
Operating costs and expenses:
Cost of revenues:
Inventor royalties	4,273	—	4,939	1,573
Contingent legal fees	3,236	10,418	3,863	14,527
Litigation and licensing expenses - patents	4,134	7,324	10,520	15,047
Amortization of patents	5,571	10,759	11,086	21,519
General and administrative expenses (including non-cash stock compensation expense of $1,487 and $3,615 for the three and six months ended June 30, 2017 and $1,475 and $3,210 for the three and six months ended June 30, 2016, respectively)	6,734	7,535	13,650	15,529
Research, consulting and other expenses - business development	433	1,334	753	1,856
Impairment of patent-related intangible assets	—	40,165	—	40,165
Other	—	(1,242)	—	500
Total operating costs and expenses	24,381	76,293	44,811	110,716
Operating loss	(7,924)	(34,942)	(19,500)	(44,644)

Other income (expense):
Gain on conversion of loans and accrued interest(1)	2,671	—	2,671	—
Gain on exercise of Primary Warrant(1)	4,616	—	4,616	—
Change in fair value of investment, net(1)	(12,698)	—	(12,698)	—
Equity in earnings (losses) of investee(1)	(14)	—	(14)	—
Interest income	580	10	1,298	19
Other income (expense)	(17)	(62)	(39)	(74)
Total other income (expense)	(4,862)	(52)	(4,166)	(55)
Loss before provision for income taxes	(12,786)	(34,994)	(23,666)	(44,699)
Provision for income taxes	(1,478)	(5,927)	(2,719)	(6,119)
Loss including noncontrolling interests in operating subsidiaries	(14,264)	(40,921)	(26,385)	(50,818)
Net loss attributable to noncontrolling interests in operating subsidiaries	12	348	303	280
Loss attributable to Acacia Research Corporation	$(14,252)	$(40,573)	$(26,082)	$(50,538)

Basic and diluted loss per common share	$(0.28)	$(0.81)	$(0.52)	$(1.01)
Weighted average number of shares outstanding - basic and diluted	50,499,248	50,015,869	50,416,611	49,970,709
____________________________________________
(1) Refer to Note 5 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net loss including noncontrolling interests in operating subsidiaries	$(14,264)	$(40,921)	$(26,385)	$(50,818)
Other comprehensive loss:
Unrealized gain (loss) on short-term investments, net of tax of $0	(9)	26	5	26
Unrealized gain (loss) on foreign currency translation, net of tax of $0	(4)	(48)	9	(4)
Reclassification adjustment for losses included in net income (loss)	—	(1)	—	22
Total other comprehensive loss	(14,277)	(40,944)	(26,371)	(50,774)
Comprehensive loss attributable to noncontrolling interests	12	348	303	280
Comprehensive loss attributable to Acacia Research Corporation	$(14,265)	$(40,596)	$(26,068)	$(50,494)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiaries	$(26,385)	$(50,818)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Gain on conversion of loans and accrued interest(1)	(2,671)	—
Gain on exercise of Primary Warrant(1)	(4,616)	—
Change in fair value of investment, net(1)	12,698	—
Depreciation and amortization	11,134	21,604
Non-cash stock compensation	3,615	3,210
Impairment of patent-related intangible assets	—	40,165
Other	(598)	18
Changes in assets and liabilities:
Restricted cash	11,512	(3,311)
Accounts receivable	12,505	29,175
Prepaid expenses and other assets	(1,474)	654
Accounts payable and accrued expenses	(5,054)	(5,880)
Royalties and contingent legal fees payable	(4,481)	2,976
Net cash provided by operating activities	6,185	37,793

Cash flows from investing activities:
Investments in Investees (1)	(31,514)	—
Advances to Investee (1)	(4,000)	—
Purchases of available-for-sale investments	(331,412)	(49,677)
Maturities and sales of available-for-sale investments	295,807	17,462
Patent portfolio investment costs	—	(1,000)
Purchases of property and equipment	—	(4)
Net cash used in investing activities	(71,119)	(33,219)

Cash flows from financing activities:
Repurchased restricted common stock	(35)	(25)
Proceeds from exercises of stock options	649	—
Net cash provided by (used in) financing activities	614	(25)

Increase (decrease) in cash and cash equivalents	(64,320)	4,549
Cash and cash equivalents, beginning	127,540	135,223
Cash and cash equivalents, ending	$63,220	$139,772

	Six Months Ended June 30,
	2017	2016
Noncash investing activities:
Conversion of loan receivable (including accrued interest) from investee	$23,061	$—
____________________________________________
(1) Refer to Note 5 for additional information.

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

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. In addition, our operating subsidiaries may from time to time evaluate, leveraging our intellectual property expertise, other business opportunities. In some cases, these opportunities will complement, and / or supplement our primary licensing and enforcement business.

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

Neither Acacia nor its operating subsidiaries invent new technologies or products; rather, Acacia depends upon the identification and investment in new patents, inventions and companies that own intellectual property through its relationships with inventors, universities, research institutions, technology companies and others. If Acacia’s operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and / or revenue growth. During the first six months of 2017 Acacia obtained control of one new patent portfolio. In fiscal 2016, Acacia obtained control of two new patent portfolios, compared to three, six and 25 new patent portfolios in fiscal years 2015, 2014 and 2013, respectively.

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

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2017, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

For the periods presented herein, the majority of the revenue agreements executed by the Company provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by Acacia’s operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. One licensee individually accounted for 85% of revenues recognized during the three months ended June 30, 2017, and two licensees accounted for 55% and 26% of revenues recognized during the six months ended June 30, 2017. One licensee individually accounted for 85% of revenues recognized during the three months ended June 30, 2016, and one licensee accounted for 53% of revenues recognized during the six months ended June 30, 2016. For the three and six months ended June 30, 2017, 90% and 87%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and six months ended June 30, 2016, 85% and 63%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations.

One licensee individually represented approximately 98% of accounts receivable at June 30, 2017. Four licensees individually represented approximately 39%, 22%, 16% and 15% of accounts receivable at December 31, 2016.

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

Profits Interest Units (“Units”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The Units vest as described at Note 7, and therefore, the vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is five years. Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.

The fair value of the Units is estimated utilizing a Geometric Brownian Motion model (“GBM”) which considers probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 5) underlying or associated with the Units. At the estimated end of the term of the underlying warrant described at Note 7, the model estimates the total proceeds from the hypothetical exercise of the warrant and estimates the value of the Units by allocating the proceeds based on the waterfall described in the terms of the underlying agreement. The value of the Units on a marketable basis is the average allocation across all GBM simulation paths discounted to the applicable valuation date using the risk-free rate. This estimated value is adjusted for an estimate of a discount for lack of marketability (“DLOM”) using the Finnerty model, based on a security specific volatility calculated by changing Veritone’s common stock price by 1% and measuring the corresponding change in the value of the Units. Assumptions utilized in the GBM included a term of 5 years, stock price of $11.71, volatility of 45%, and risk free interest rates ranging from 1.24% to 2.31% for terms ranging from one to 10 years. The estimated DLOM utilized was 30%, based on assumptions including a term of approximately 4.9 years and a security specific volatility of 94%, which was determined based on term-specific volatility of 45% for Veritone’s common stock.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Whenever possible, the Company is required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. Except for certain of Acacia’s investments described at Note 5 Investments, Acacia has not elected the fair value option for recording non-financial assets and liabilities, and therefore no other fair value measurements are performed on a recurring basis. At June 30, 2017 all of the Company’s investments at fair value were valued utilizing Level 3 - unobservable inputs.

Patents.  Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or obtained in connection with business combinations. Patent costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to seven years.

Equity Method Investments. Equity investments without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting, and classified within “Equity Method Investments” in the Consolidated Balance Sheet. We include the Company’s proportionate share of earnings and/or losses of its equity method investees in equity in earnings (losses) of investee in our consolidated statements of operations. Refer to Note 5 for additional information regarding our equity method investment.

Investments at Fair Value. On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e. common stock and warrants). Refer to Note 5 for additional information regarding our investment accounted for at fair value on a recurring basis.

Impairment of Investments. Acacia reviews its equity method investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Acacia employs a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Acacia evaluates, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. Acacia also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statement of operations and a new cost basis in the investment is established.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s effective tax rates were 12% and 11% for the three and six months ended June 30, 2017, respectively, and 17% and 14% for the three and six months ended June 30, 2016, respectively. The effective rates for the periods presented primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
Basic and Diluted (in thousands, except per share data)	2017	2016	2017	2016
Numerator - Net loss attributable to common stockholders	$(14,252)	$(40,573)	$(26,082)	$(50,538)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders	50,499,248	50,015,869	50,416,611	49,970,709
Potentially dilutive options and restricted stock units	—	—	—	—
Weighted-average shares used in computing net loss per share attributable to common stockholders – diluted	50,499,248	50,015,869	50,416,611	49,970,709

Basic and diluted net loss per common share	$(0.28)	$(0.81)	$(0.52)	$(1.01)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	4,598,443	880,974	4,598,443	2,214,674
Maximum price of awards excluded from the computation of diluted loss per share	$6.75	$13.38	$6.75	$13.38

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PATENTS

Acacia’s only identifiable intangible assets at June 30, 2017 and December 31, 2016 are patents and patent rights.  Patent-related accumulated amortization totaled $369,129,000 and $358,043,000 as of June 30, 2017 and December 31, 2016, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.  The following table presents the scheduled annual aggregate amortization expense as of June 30, 2017 (in thousands):

For the years ending December 31,
Remainder of 2017	$11,248
2018	21,256
2019	19,150
2020	6,707
2021	5,421
Thereafter	11,451
$75,233

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

5. INVESTMENTS

Investment at Fair Value

On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provided for Acacia to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, Acacia entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permitted Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the consolidated statement of operations). On August 15, 2016, Acacia funded the initial $10 million loan (the “First Loan”).   On November 25, 2016, Acacia funded the second $10 million loan (the “Second Loan”). The First Loan and the Second Loan were due and payable on November 25, 2017. In conjunction with the First Loan and Second Loan, Veritone issued Acacia a total of three four-year $700,000 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.6088 per share. Veritone's initial public offering date was May 12, 2017. Upon Veritone’s consummation of its qualified public offering of its common stock on May 17, 2017 (“IPO”), all outstanding principal and accrued interest under the Veritone Loans, totaling $20.7 million, automatically converted into 1,523,746 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
In addition, in August 2016, Veritone issued Acacia a five-year Primary Warrant to purchase up to $50 million, less all converted amounts or amounts repaid under the Veritone Loans, worth of shares of Veritone’s common stock at an exercise price of $13.6088 per share. Pursuant to an amendment to the Primary Warrant effective March 15, 2017, the Primary Warrant was exercised automatically upon the consummation of Veritone’s IPO, resulting in the purchase by Acacia of an additional 2,150,335 shares of Veritone common stock, at an aggregate purchase price of $29.3 million. Immediately following Acacia’s exercise of the Primary Warrant in full, Veritone issued to Acacia an additional 10% Warrant that provides for the issuance of an additional 809,400 shares of Veritone common stock at an exercise price of $13.6088 per share, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant, and the remaining 50% of the shares underlying the 10% warrant vesting on the first anniversary of the issuance date of the 10% Warrant.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Veritone Bridge Loan. On March 14, 2017, Acacia entered into an additional secured convertible promissory note with Veritone (the “Veritone Bridge Loan”), which permitted Veritone to borrow up to an additional $4.0 million, bearing interest at the rate of 8.0% per annum. On March 17, 2017, Acacia funded the initial $1.0 million advance (the “First Bridge Loan”). On April 14, 2017, Acacia funded the second $1.0 million advance (the “Second Bridge Loan”). All advances and accrued interest under the Veritone Bridge Loan were due and payable on November 25, 2017. In May 2017, pursuant to the terms of the Veritone Bridge Loan, Acacia elected to make an additional advance to Veritone totaling $2.0 million, representing all principal amounts not advanced upon Veritone’s consummation of its IPO. Upon consummation of Veritone’s IPO, the outstanding principal balance and accrued interest under the Veritone Bridge Loan, totaling $4.0 million, automatically converted into 295,440 shares of Veritone’s common stock at a conversion price of $13.6088 per share.
In conjunction with the Veritone Bridge Loan, Veritone issued to Acacia (i) 60,000 shares of Veritone common stock (“Upfront Shares”), (ii) 90,000 shares of Veritone common stock (the “Bridge Installment Shares”), and (iii) 10-year warrants to purchase up to 157,000 shares of Veritone common stock (the “Bridge Warrant Shares”) with other terms and conditions similar to the warrants described above.

All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017.

Accounting Prior to Veritone IPO. Prior to conversion, Acacia’s Investment Agreement and the Veritone Bridge Loan represented variable interests in Veritone for which Acacia was not the primary beneficiary, primarily due to a lack of a controlling interest in Veritone. In addition, the Veritone Loans and Veritone Bridge Loan (the “Loans”) were not considered in-substance common stock, the common stock purchase warrants were unexercised, and the right to receive the Upfront Shares and the Installment shares (“Veritone Shares”) were considered in-substance common stock, however, application of the equity method was not material, therefore, the equity method of accounting was not applied prior to the IPO.

Prior to conversion, the Loans and the related common stock purchase warrants and Veritone Shares were accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the respective transactions, with the face amount of the loans allocated to (1) the Loans, which were accounted for as long-term loan receivables and (2) the common stock purchase warrants and Veritone Shares. The estimated relative fair value allocation was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone’s equity on the effective date of the transactions, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on the Loans. Assumptions used in connection with estimating the relative fair values included: (1) volatility ranging from 40% to 50%, (2) financing probabilities ranging from 25% to 75%, (3) marketability discount of 7% and (4) 100% investment recovery assumption. The loan discount, representing the difference between the face amount of the Loans and the relative fair value allocated to the Loans, was accreted over the expected life of the Loans, using the effective interest method, with the related interest amounts reflected in other income (expense) in the consolidated statement of operations. As of May 2017, the unamortized loan discount totaled $1.7 million. Accretion of the loan discount included in other income (expense) in the consolidated statement of operations for the three and six months ended June 30, 2017 was $261,000 and $630,000, respectively. Interest income for the three and six months ended June 30, 2017 was $172,000 and $471,000, respectively. The effective yield on the Loans for the three and six months ended June 30, 2017 ranged from 9% to 53%.
Accounting Subsequent to Veritone IPO. Upon Veritone’s consummation of its IPO on May 17, 2017, the Loans were converted into shares of Veritone common stock and the Primary Warrant was automatically exercised in full, as described above, resulting in a 20% ownership interest in Veritone (excluding warrants). Based on Acacia’s representation on the Veritone board of directors and Acacia’s 20% ownership interest in Veritone, Acacia management determined that the equity method of accounting was applicable. Upon becoming eligible for the equity method of accounting, Acacia elected to apply the fair value option to account for its investment in Veritone, including all of its investments in Veritone common stock and warrants. Acacia’s investment in Veritone common shares is recorded at fair value based on the quoted market price of Veritone’s common stock on The NASDAQ Global Select Market on the applicable valuation date, as adjusted for an estimated discount for lack of marketability (“DLOM”) of 5.7% at the IPO date and 6.5% at June 30, 2017, associated with the restricted nature of the common shares acquired (Level 3 input). The DLOM was estimated utilizing a Finnerty model, with assumptions for volatility ranging from approximately 35% to 40%, and a term of 6-months. Acacia’s investment in Veritone warrants is recorded at fair value based on the Black-Scholes option-pricing model, utilizing the following assumptions: risk-free interest rates ranging from 1.55% to 2.31%; expected terms ranging from three to ten years; volatilities ranging from 40% to 55%; and a dividend yield of zero. At June 30, 2017, the fair value of Acacia’s investment in Veritone common stock totaled $45,104,000. At June 30, 2017, the fair value of Acacia’s investment in Veritone warrants totaled $4,713,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statement of operations. For the period from the IPO on May 17, 2017 to June 30, 2017, the accompanying consolidated statement of operations reflected the following (in thousands):

Three and Six Months Ended June 30,
2017
Gain on conversion of loans and accrued interest(1)	$2,671
Gain on exercise of warrant(2)	4,616
Change in fair value of investment, net(3)	(12,698)
Net unrealized loss on investment at fair value	$(5,411)
__________________________
(1) Difference between pre-conversion carrying value of Loan and accrued interest and the estimated fair value of common stock discounted for marketability.
(2) Difference between pre-conversion carrying value of Primary Warrant and the estimated fair value of common stock and 10% Warrant discounted for marketability.
(3) $11,769,000 related to Veritone common stock and $929,000 related to Veritone warrants.
Summarized financial information for Veritone, presented on a three month lag basis, is as follows (in thousands, except per share amounts):

Three Months Ended March 31,
2017
Revenues	$3,108
Gross profit	2,912
Operating expenses	9,543
Other income (expense), net	786
Net Loss attributable to common stockholders	(6,920)

Net loss per share attributable to common stockholders - basic and diluted	$(3.09)

	March 31, 2017	December 31, 2016
Current assets	$24,514	$21,367
Noncurrent assets	1,830	981
Total Assets	$26,344	$22,348
Current liabilities	$51,339	$44,501
Noncurrent liabilities	22	22
Total liabilities	51,361	44,523
Total liabilities, preferred stock and stockholders’ equity	$26,344	$22,348
Equity Method Investment

In June 2017, Acacia made an investment in Miso Robotics, Inc. (“Miso Robotics”), an innovative leader in robotics and artificial intelligence solutions, totaling $2,250,000, acquiring a 22.6% ownership interest in Miso Robotics, and one board seat. Miso Robotics will use the funding to deliver an adaptable AI-driven robotic kitchen assistant that will work alongside kitchen staff to improve operational efficiency for the restaurant industry. In addition, we also entered into an intellectual property services agreement with Miso Robotics to help Miso Robotics drive AI-based solutions for the entire restaurant industry. Based on Acacia’s representation on the Miso Robotics board of directors, and greater than 20% ownership interest in Miso Robotics, the equity method of accounting was applied. The fair value option was not elected for Acacia’s investment in Miso Robotics due to the lack of a readily determinable fair market value. For the three months ended June 30, 2017, equity in losses of investee related to Miso Robotics totaled $14,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  COMMITMENTS AND CONTINGENCIES
Bank Guarantee
In March 2015, an operating subsidiary of Acacia entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee was secured by a cash deposit at the contracting bank, which is classified as restricted cash in the accompanying December 31, 2016 consolidated balance sheet, totaling $11,512,000. Upon resolution of all related matters in June 2017, the Guarantee was extinguished resulting in release of the cash collateral (and related restrictions on the cash balance) by the contracting bank. As of June 30, 2017, no amounts of Acacia’s cash and investments are restricted as to use.
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

7. STOCKHOLDERS’ EQUITY

Profits Interest Plan. On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of equity interests in AIP to certain members of management and the Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each profits interest unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the equity value of AIP increases beyond the value at issuance. The equity interests are represented by units (the “Units”) reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones (one-third upon 150% appreciation, and two-thirds upon 300% appreciation in value of Acacia’s aggregate investment in Veritone), subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement.
Acacia owns 60% of the equity in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients. As of June 30, 2017, AIP holds the right to receive the Veritone 10% Warrant described at Note 5.

Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted during the six months ended June 30, 2017, with an aggregate grant date fair value of $722,000. The fair value of the Units totaled $722,000 as of June 30, 2017. Total unrecognized expense for Profit Unit Interests totaled $668,000 at June 30, 2017.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Adopted January 1, 2017.

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

Recent Accounting Pronouncements - Not Yet Adopted.

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In doing so, the Company may be required to use more judgment and make more estimates in connection with the accounting for revenue contracts with customers than under existing guidance. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services, evaluating whether a license transfers to a customer at a point in time or over time, and allocating the transaction price to separate performance obligations. Under the standard, (i) an entity should account for a promise to provide a customer with a right to access the entity’s intellectual property as a performance obligation satisfied over time because the customer will simultaneously receive and consume the benefit from the entity’s performance of providing access to its intellectual property as the performance occurs, and (ii) an entity’s promise to provide a customer with the right to use its intellectual property is satisfied at a point in time. The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2016, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. The Company is currently evaluating the impact and method of adoption the pronouncement will have on its consolidated financial statements and related disclosures. We are continuing to assess the impact of this new standard on our consolidated financial statements and related disclosures, including ongoing contract reviews. Currently, we do not anticipate that the new guidance will have a material impact on our revenue recognition policies, practices or systems. We preliminarily expect to use the modified retrospective method of adoption.  However, the adoption method is subject to change as we continue to evaluate the impact of the standard.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,550 license agreements executed to date, across 192 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.4 billion, and have returned more than $731 million to our patent partners.

Executive Summary

Overview

For the three months ended June 30, 2017, we reported revenues of $16.5 million from nine new revenue agreements covering eight different licensing programs. Cash and short-term investments totaled $118.3 million as of June 30, 2017, as compared to $158.5 million (including restricted cash) as of December 31, 2016. Our operating activities during the periods presented have been principally focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. In addition, we and our operating subsidiaries may from time to time evaluate, leveraging our intellectual property expertise, other business opportunities. In some cases, these opportunities will complement, and / or supplement our primary licensing and enforcement business, as further described below.

Enforcement Activities. In March 2017, our subsidiary, Saint Lawrence Communications, LLC, or Saint Lawrence, received a jury verdict in its case against Motorola, Inc. in the United States District Court for the Eastern District of Texas, or District Court. The jury returned a verdict that five U.S. patents were valid and infringed. The jury found the infringement was willful and returned a damages award of nearly $9.2 million for past infringement. The District Court is currently considering Saint Lawrence’s post-trial motion for enhanced damages and attorneys’ fees. We are awaiting issue of the final judgment by the District Court in this matter. In addition, our German subsidiary, Saint Lawrence Communications GmbH, was granted injunctions by the German court in enforcement proceedings against Motorola, Inc., which has appealed the order. During the second quarter of 2017, Saint Lawrence resolved its enforcement actions against ZTE including the U.S. lawsuit. The Saint Lawrence trial against Apple, Inc., or Apple, in the U.S. is scheduled for early fiscal 2018.

As previously reported, in September 2016, our subsidiary Cellular Communications Equipment LLC, or CCE, received a jury verdict of infringement and damages in excess of $22.0 million against Apple. Post-trial motions filed by both parties, including CCE’s motion to enhance the damages award due to the finding of willful infringement, as well as a recent motion filed by Apple alleging that CCE’s patent rights were exhausted in view of the Supreme Court’s opinion in Impression Products, Inc. v. Lexmark International, Inc., are currently pending and awaiting rulings by the court. The court heard arguments on the exhaustion motion on July 18, 2017 and could rule on any or all of the pending motions at any time. In CCE’s corresponding litigation in Germany, we were notified in April 2017 that CCE prevailed in the opposition proceeding filed by Apple. The related German infringement trial against Apple is scheduled to occur late this year.

Investments. Our operating subsidiaries may from time to time evaluate other business opportunities which complement, or supplement, our primary licensing and enforcement business and leverage our intellectual property expertise. For example, in June 2017, we made an investment in Miso Robotics, Inc., or Miso Robotics, an innovative leader in robotics and Artificial Intelligence, or AI, solutions, totaling $2,250,000, as part of Miso Robotics’ closing of $3.1 million in funding. Miso Robotics will use the funding to deliver an adaptable AI-driven robotic kitchen assistant that will work alongside kitchen staff to improve operational efficiency for the restaurant industry. In addition, we also entered into an IP services agreement with Miso Robotics to help the company drive AI-based solutions for the entire restaurant industry. Our investment in Miso Robotics represents our second investment in companies seeking to transform the marketplace through Artificial Intelligence.

In August 2016, we announced the formation of a strategic partnership with Veritone, Inc., or Veritone, a leading cloud-based Artificial Intelligence technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Under the partnership, we expect to leverage our intellectual property expertise to assist Veritone with building its patent portfolio and executing upon its overall intellectual property strategy. In order to enhance Veritone’s leadership position in the field of machine learning and AI, we provided a total of $53.3 million in funding to Veritone pursuant to an investment agreement executed in August 2016, as amended.

Upon Veritone’s consummation of a qualified initial public offering on May 17, 2017, or IPO, our loans and accrued interest were automatically converted into 1,819,186 shares of Veritone common stock. In addition, Acacia exercised its Primary Warrant, acquiring 2,150,335 shares of Veritone common stock, pursuant to the underlying investment agreement, as amended. Following the automatic exercise of our Primary Warrant, Veritone issued to us an additional warrant, or the 10% Warrant, that provides for the issuance of additional shares of common stock of Veritone at an exercise price per share of $13.6088 per share, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date and the remaining 50%

of the shares vesting on the first anniversary of the issuance date. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional equity instruments received and other information regarding our investment in Veritone.

We believe these investments will be synergistic with our overall business strategies.

Patent Portfolio Intake. One of the challenges in our industry continues to be quality patent intake due to the current patent environment. We acquired one portfolio in the six months ended June 30, 2017 from our partnership with Renesas Electronics of Japan, as described below. In spite of the current challenges in the patent licensing business, we continue to see growth oriented patent-related opportunities in the IP space in general. Patents will continue to be a very important and fundamental part of the U.S. and world-wide economies.

Our intent, as we continue to evaluate the current patent landscape, is to leverage our legacy IP expertise, knowledge and know-how to further enhance shareholder value. Going forward, we intend to utilize our experience and valuable internal IP data to expand our business into other areas of IP, beyond solely patent licensing and enforcement. Patent licensing will continue to be an important part of our business but is a subset of the entire patent ecosystem and opportunities that exist. For example, we are finding an increasing number of high-growth technology companies that require our patent expertise, relationships and knowledge. Similar to the partnerships we created with companies who needed our expertise and experience to license their IP, we intend to partner with high-growth tech companies that need our help with their patent portfolios and related business strategy. Examples of this are the partnerships and investments Acacia made in Veritone and Miso Robotics, as described above.

With respect to our licensing, enforcement and overall business, neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then we may not be able to identify new technology-based opportunities for sustainable revenue and /or revenue growth.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing, enforcement and overall business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our revenues, operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, in the six months ended June 30, 2017, we obtained control of one patent portfolio, and for the year ended December 31, 2016, we obtained control of only two new patent portfolios. Further, in fiscal year 2015, we obtained control of three new patent portfolios, compared to six new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

Operating Activities. Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenues (in thousands)	$16,457	$41,351	$25,311	$66,072
New agreements executed	9	7	15	19
Licensing and enforcement programs generating revenues	8	13	9	21

In addition to the portfolio intake trend described above, our revenues historically have fluctuated quarterly, and can vary significantly, based on a number of factors including the following:

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

Revenues for the six months ended June 30, 2017 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology	•	Online Auction Guarantee technology
•	Cardiology and Vascular Device technology	•	Optical Networking technology
•	DisplayPort and MIPI DSI technology	•	Speech codes / wireless and wireline systems technology
•	Electronic Access Control technology	•	Super Resolutions Microscopy technology
•	Innovative Display technology

Revenues for the six months ended June 30, 2016 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology	•	Knee Replacement technology
•	Audio Communications Fraud Detection technology	•	Lighting Ballast technology
•	Bone Wedge technology	•	Online Auction Guarantee technology
•	Broadband Communications technology	•	Reflective and Radiant Barrier Insulation technology
•	Cardiology and Vascular Device technology	•	Shared Memory for Multimedia Processing technology
•	Diamond and Gemstone Grading technology	•	Speech codes / wireless and wireline systems technology
•	DisplayPort and MIPI DSI technology	•	Super Resolutions Microscopy technology
•	Electronic spreadsheet, data analysis and software development technology	•	Telematics technology
•	Gas Modulation Control Systems technology	•	Variable Data Printing technology
•	High Speed Circuit Interconnect and Display Control technology	•	Wireless Infrastructure and User Equipment technology
•	Interstitial and Pop-Up Internet Advertising technology

Summary of Results of Operations - Overview
For the Three and Six Months Ended June 30, 2017 and 2016
(In thousands, except percentage change values)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2017	2016	Change	2017	2016	Change

Revenues	$16,457	$41,351	(60)%	$25,311	$66,072	(62)%
Operating costs and expenses	24,381	76,293	(68)%	44,811	110,716	(60)%
Operating loss	(7,924)	(34,942)	(77)%	(19,500)	(44,644)	(56)%
Loss before provision for income taxes	(12,786)	(34,994)	(63)%	(23,666)	(44,699)	(47)%
Provision for income taxes	(1,478)	(5,927)	(75)%	(2,719)	(6,119)	(56)%
Net loss attributable to Acacia Research Corporation	(14,252)	(40,573)	(65)%	(26,082)	(50,538)	(48)%

Overview - Three months ended June 30, 2017 compared with the three months ended June 30, 2016

•
Revenues decreased $24.9 million, or 60%, to $16.5 million for the three months ended June 30, 2017, as compared to $41.4 million in the comparable prior year quarter, due primarily to a decrease in average revenue per agreement. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on periodic revenues.

•
Loss before provision for income taxes was $12.8 million for the three months ended June 30, 2017, as compared to $35.0 million for the three months ended June 30, 2016. The change was due primarily to a $24.9 million decrease in revenue, partially offset by a net decrease in operating expenses, including the following:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $2.9 million, or 28%, compared to the 60% decrease in related revenues for the same periods, primarily due to no inventor royalty obligations on revenues recognized in the second quarter of 2016, as compared to the portfolios generating revenues in the second quarter of 2017.

•
Litigation and licensing expenses-patents decreased $3.2 million, or 44%, to $4.1 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and a decrease in portfolio related enforcement activities.

•
Amortization expense decreased $5.2 million, or 48%, to $5.6 million, due to a decrease in scheduled amortization resulting from various patent portfolio impairment charges previously recorded in the second and fourth quarters of 2016.

•
General and administrative expenses decreased $801,000, or 11%, to $6.7 million, due primarily to a net decrease in personnel costs in connection with headcount reductions in 2016 and 2017 and a decrease in variable performance based compensation costs, partially offset by an increase in employee severance costs.

•
Impairment of patent-related intangible asset charges decreased $40.2 million. Impairment charges for the three months ended June 30, 2016 reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods.

•	Other operating income was $1.2 million for the three months ended June 30, 2016. Other operating income includes a reversal of an estimated accrual for attorney’s fees due to settlement of the matter, resulting in no payment due by either party.

•
Results for the three months ended June 30, 2017 also included a Veritone related net unrealized investment loss totaling $5.4 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million, an unrealized gain on the exercise of our Primary Warrant of $4.6 million and an unrealized loss related to the application of the fair value method of accounting to our equity investment in Veritone as of June 30, 2017 of $12.7 million.

Overview - Six months ended June 30, 2017 compared with the six months ended June 30, 2016

•
Revenues decreased $40.8 million, or 62%, to $25.3 million for the six months ended June 30, 2017, as compared to $66.1 million in the comparable prior year quarter, due primarily to a decrease in the number of agreements executed and a decrease in average revenue per agreement. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on periodic revenues.

•
Loss before provision for income taxes was $23.7 million for the six months ended June 30, 2017, as compared to $44.7 million for the six months ended June 30, 2016. The change was due primarily to the $40.8 million decrease in revenue, partially offset by a net decrease in operating expenses, including the following:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $7.3 million, or 45%, compared to the 62% decrease in related revenues for the same periods, primarily due to higher average inventor royalty rates for the portfolios generating revenues during the six months ended June 30, 2017, partially offset by lower average contingent legal fee rates for the portfolios generating revenues during the six months ended June 30, 2017.

•
Litigation and licensing expenses-patents decreased $4.5 million, or 30%, to $10.5 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and a decrease in portfolio related enforcement activities.

•
Amortization expense decreased $10.4 million, or 48%, to $11.1 million, due to a decrease in scheduled amortization resulting from various patent portfolio impairment charges previously recorded in the second and fourth quarters of 2016.

•
General and administrative expenses decreased $1.9 million, or 12%, to $13.7 million, due primarily to a net decrease in personnel costs in connection with head count reductions in 2016 and 2017 and a decrease in variable performance based compensation costs, partially offset by an increase in employee severance costs.

•
Impairment of patent-related intangible asset charges decreased $40.2 million. Impairment charges for the six months ended June 30, 2016 reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods.

•	Other operating expenses for the six months ended June 30, 2016 included settlement and contingency accruals totaling$500,000.

•
Results for the six months ended June 30, 2017 also included a Veritone related net unrealized investment loss totaling $5.4 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million, an unrealized gain on the exercise of our Primary Warrant of $4.6 million and an unrealized loss related to the application of the fair value method of accounting to our equity investment in Veritone as of June 30, 2017 of $12.7 million.

Investments in Patent Portfolios

During the six months ended June 30, 2017, we acquired control of one patent portfolio, from our patent partner Renesas Electronics of Japan, comprised of 23 U.S. and 12 foreign patents covering technologies such as DRAM and Flash memory, semiconductor fabrication process/packaging and power management.

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

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing, enforcement and overall business. In some cases, universities and other technology sources compete against us as they seek to develop and commercialize technologies. Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These and other strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our revenues, operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, during the first six months of 2017, fiscal year 2016 and 2015, we obtained control of only one, two and three, respectively, new patent portfolios, compared to 6 new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our revenues will decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have one pending patent infringement case with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts.  Please refer to Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.

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

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, refer to Note 2 to the consolidated financial statements included in this report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Investments. Equity investments without readily determinable fair values, in companies over which we have the ability to exercise significant influence, are accounted for using the equity method of accounting and classified within “Investments - equity method” in the consolidated balance sheet. We include our proportionate share of earnings and/or losses of our equity method investees in “Equity in earnings (losses) of investee” in our consolidated statements of operations.

On an individual investment basis, for equity investments with readily determinable fair values, we may elect to account for investments in companies where our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee, at fair value. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e. common stock and warrants). Refer to Note 5 for information regarding our investment in Veritone.

Determination of whether we possess the ability to exercise significant influence requires significant judgment, including consideration of the extent to which our voting interests, board representation, financial arrangements and other factors provide us with the ability to exercise significant influence with respect to an investee.

U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value includes: Level 1 - Observable Inputs; Level 2 - Pricing Models with Significant Observable Inputs; and Level 3 - Unobservable Inputs. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information.

Whenever possible, we are required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. Our investment in Veritone is reported at fair value, based on the applicable The NASDAQ Global Select Market stock price as of the applicable valuation date, as adjusted for an estimated discount for lack of marketability (“DLOM”) of 5.7% at the IPO date and 6% at June 30, 2017, associated with the restricted nature of the common shares acquired (Level 3 input). The DLOM was estimated utilizing a Finnerty model, with assumptions for volatility ranging from approximately 35% to 40%, and a term of 6-months. A one percent increase in the DLOM assumptions utilized at all applicable valuation dates would result in a $0.5 million decrease in the fair value of our investment in Veritone at June 30, 2017, and a corresponding increase in the net investment loss reflected in the consolidated statement of operations for the three and six months ended June 30, 2017.

Our investment in Veritone warrants is recorded at fair value based on the Black-Scholes option-pricing model, utilizing the following assumptions: risk-free interest rates ranging from 1.55% to 2.31%; expected terms ranging from 3 to 10 years; volatilities ranging from 40% to 55%; and a dividend yield of zero.

We review investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2017 and 2016

Revenues and Pretax Net Loss

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

Revenues (in thousands, except percentage change values)	$16,457	$41,351	$(24,894)	(60)%	$25,311	$66,072	$(40,761)	(62)%
New agreements executed	9	7			15	19
Average revenue per agreement (in thousands)	$1,829	$5,907			$1,687	$3,477

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017 vs. 2016	2017 vs. 2016

Increase (decrease) in number of agreements executed	$11,815	$(13,910)
Decrease in average revenue per agreement executed	(36,709)	(26,851)
Total change in revenues	$(24,894)	$(40,761)

One licensee individually accounted for 85% of revenues recognized during the three months ended June 30, 2017, and two licensees accounted for 55% and 26% of revenues recognized during the six months ended June 30, 2017. One licensee individually accounted for 85% of revenues recognized during the three months ended June 30, 2016, and one licensee accounted for 53% of revenues recognized during the six months ended June 30, 2016.

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

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentage change values)
Loss before provision for income taxes	$(12,786)	$(34,994)	$22,208	(63)%	$(23,666)	$(44,699)	$21,033	(47)%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 vs. 2016%		2017 vs. 2016%
	(in thousands, except percentage values)
Decrease in revenues	$(24,894)	(112)%	$(40,761)	(194)%
Decrease in inventor royalties and contingent legal fees	2,909	13%	7,298	35%
Decrease in general and administrative expenses	801	4%	1,879	9%
Decrease in litigation and licensing expenses	3,190	14%	4,527	22%
Decrease in patent amortization expenses	5,188	23%	10,433	50%
Decrease in patent-related impairment charges	40,165	181%	40,165	191%
Increase in loss on fair value investment	(5,411)	(24)%	(5,411)	(26)%
Other	260	1%	2,903	13%
Total change in loss before provision for income taxes	$22,208	100%	$21,033	100%

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentage change values)
Inventor royalties	$4,273	$—	$4,273	+100%	$4,939	$1,573	$3,366	214%
Contingent legal fees	$3,236	$10,418	$(7,182)	(69)%	$3,863	$14,527	$(10,664)	(73)%

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

	Three Months Ended June 30,	%	Six Months Ended June 30,	%
	2017 vs. 2016		2017 vs. 2016
Inventor Royalties:
Decrease in total revenues	$—	—%	$(9,245)	(275)%
Decrease in inventor royalty rates	(4,273)	100%	(802)	(24)%
Decrease in revenues without inventor royalty obligations primarily due to upfront advance related preferred returns	—	—%	13,413	399%
Total change in inventor royalties expense	$(4,273)	100%	$3,366	100%

Contingent Legal Fees:
Decrease in total revenues	$(6,420)	89%	$(9,309)	87%
Decrease in contingent legal fee rates	(908)	13%	(1,917)	18%
Decrease in revenues without contingent legal fee obligations	146	(2)%	562	(5)%
Total change in contingent legal fees expense	$(7,182)	100%	$(10,664)	100%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$4,134	$7,324	$(3,190)	(44)%	$10,520	$15,047	$(4,527)	(30)%
Amortization of patents	$5,571	$10,759	$(5,188)	(48)%	$11,086	$21,519	$(10,433)	(48)%
Impairment of patent-related intangible assets	$—	$40,165	$(40,165)	(100)%	$—	$40,165	$(40,165)	(100)%
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

Litigation and licensing expenses-patents decreased for the periods presented due to a net decrease in litigation support, patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs and a decrease in portfolio related enforcement activities. We expect patent-related legal expenses to continue to fluctuate period to period as we incur costs related to upcoming scheduled and/or anticipated trial dates and international enforcement activities over the next several fiscal quarters, as we continue to focus on our remaining investments in these areas.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to a decrease in scheduled amortization on existing patent portfolios resulting from various patent portfolio impairment charges previously recorded in the second and fourth quarter of 2016. Refer to discussion of patent intake trends above.

Impairment of Patent-Related Intangible Assets. Patent portfolio impairment charges totaled $40.2 million for the three and six months ended June 30, 2016, primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio. The impairment charges for the periods presented reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	$	%	2017	2016	$	%

General and administrative expenses	$5,247	$6,060	$(813)	(13)%	$10,035	$12,319	$(2,284)	(19)%
Non-cash stock compensation expense	1,487	1,475	12	1%	3,615	3,210	405	13%
Total general and administrative expenses	$6,734	$7,535	$(801)	(11)%	$13,650	$15,529	$(1,879)	(12)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 vs. 2016%		2017 vs. 2016%

Personnel cost reductions due to headcount reductions	$(824)	103%	$(1,535)	82%
Variable performance-based compensation costs	(841)	105%	(1,205)	64%
Corporate, general and administrative costs	121	(15)%	(319)	17%
Non-cash stock compensation expense	12	(1)%	405	(22)%
Non-recurring employee severance costs	731	(92)%	775	(41)%
Total change in general and administrative expenses	$(801)	100%	$(1,879)	100%

Other

Other operating income was $1.2 million for the three months ended June 30, 2016. Other operating income includes a reversal of an estimated accrual for attorney’s fees due to settlement of the matter, resulting in no payment due by either party. For the six months ended June 30, 2016, other operating expenses were $500,000. Other operating expenses includes expense accruals for court ordered attorney’s fees and settlement and contingency accruals for other matters.

Loss on Fair Value Investment, net

Results for the three and six months ended June 30, 2017 included a Veritone related net unrealized investment loss totaling $5.4 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million, an unrealized gain on the exercise of our Primary Warrant of $4.6 million and an unrealized loss related to the application of the fair value method of accounting to our equity investment in Veritone as of June 30, 2017 of $12.7 million. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding the impact of our investment in Veritone.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Provision for income taxes (in thousands)	$(1,478)	$(5,927)	$(2,719)	$(6,119)
Effective tax rate	12%	17%	11%	14%

The decrease in tax expense for the periods presented primarily reflects the decrease in revenues and the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least August 2018 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption has continued into 2017.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $118.3 million at June 30, 2017, compared to $158.5 million (including restricted cash) at December 31, 2016.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended June 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$6,185	$37,793
Investing activities	(71,119)	(33,219)
Financing activities	614	(25)

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2017 decreased 61% to $37.1 million, as compared to $96.0 million in the comparable 2016 period, due to the net impact of the timing of cash receipts from licensees and a decrease in revenues. Cash outflows from operations for the six months ended June 30, 2017 decreased 23% to $42.4 million, as compared to $54.9 million in the comparable 2016 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee was secured by a cash deposit (classified as restricted cash in the accompanying balances sheets) totaling $11.5 million at December 31, 2016. Upon resolution of all related matters in June 2017, the Guarantee was extinguished resulting in release of the cash collateral (and related restrictions on the cash balance) by the contracting bank. As of June 30, 2017, no amounts of Acacia’s cash and investments are restricted as to use.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016

Investments in Investees	$(31,514)	$—
Advances to Investee	(4,000)	—
Available-for-sale investments, net	(35,605)	(32,215)
Investments in patents/ patent rights	—	(1,000)
Purchases of property and equipment	—	(4)
Net cash used in investing activities	$(71,119)	$(33,219)
Investment in Veritone, Inc. On August 15, 2016, we entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provided for us to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, we entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permitted Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the consolidated statement of operations). On August 15, 2016, we funded the initial $10 million loan (the “First Loan”).   On November 25, 2016, we funded the second $10 million loan (the “Second Loan”). The First Loan and the Second Loan were due and payable on November 25, 2017. In conjunction with the First Loan and Second Loan, Veritone issued us a total of three four-year $700,000 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.6088 per share. Veritone's initial public offering date was May 12, 2017. Upon Veritone’s consummation of a qualified public offering of its common stock on May 17, 2017 (“IPO”), all outstanding principal and accrued interest under the Veritone Loans, totaling $20.7 million, automatically converted into 1,523,746 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
In addition, in August 2016, Veritone issued us a five-year Primary Warrant to purchase up to $50 million, less all converted amounts or amounts repaid under the Veritone Loans, worth of shares of Veritone’s common stock at an exercise price of $13.6088 per share. Pursuant to an amendment to the Primary Warrant effective March 15, 2017, the Primary Warrant was exercised automatically upon Veritone’s consummation of its IPO, resulting in the purchase by us of an additional 2,150,335 shares of Veritone common stock, with an aggregate purchase price totaling $29.3 million. Immediately following our exercise of the Primary Warrant in full, Veritone issued us an additional 10% Warrant that provides for the issuance of an additional 809,400 shares of Veritone common stock at an exercise price of $13.6088 per share, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date of the 10% Warrant, and the remaining 50% of shares vesting on the anniversary of the issuance date of the 10% Warrant.
On March 14, 2017, we entered into an additional secured convertible promissory note with Veritone (the “Veritone Bridge Loan”), which permitted Veritone to borrow up to an additional $4.0 million, bearing interest at the rate of 8.0% per annum. On March 17, 2017, we funded the initial $1.0 million advance (the “First Bridge Loan”). On April 14, 2017, we funded the second $1.0 million advance (the “Second Bridge Loan”). All advances and accrued interest under the Veritone Bridge Loan were due and payable on November 25, 2017. In May 2017, pursuant to the terms of the Veritone Bridge Loan, we elected to make an additional advance to Veritone totaling $2.0 million, representing all principal amounts not advanced upon Veritone’s consummation of its IPO. Upon consummation of Veritone’s IPO, the outstanding principal balance and accrued interest under the Veritone Bridge Loan, totaling $4.0 million, automatically converted into 295,440 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
In conjunction with the Veritone Bridge Loan, Veritone issued us (i) 60,000 shares of Veritone common stock (“Upfront Shares”), (ii) 90,000 shares of Veritone common stock (the “Bridge Installment Shares”) and (ii) 10-year warrants to purchase up to 157,000 shares of Veritone common stock (the “Bridge Warrant Shares”) with other terms and conditions similar to the warrants described above.

All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017.

Investment in Miso Robotics, Inc. In June 2017, we made an investment in Miso Robotics, an innovative leader in robotics and artificial intelligence solutions, totaling $2,250,000, as part of Miso Robotics’ closing of $3.1 million in funding. Miso Robotics will use the funding to deliver an adaptable AI-driven robotic kitchen assistant that will work alongside kitchen staff to improve operational efficiency for the restaurant industry. In addition, we also entered into an IP services agreement with Miso Robotics to help Miso Robotics drive AI-based solutions for the entire restaurant industry.

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2017	2016

Repurchased restricted common stock	$(35)	$(25)
Proceeds from exercises of stock options	649	—
Net cash used in financing activities	$614	$(25)

Working Capital

Working capital (including restricted cash) at June 30, 2017 decreased to $118.0 million, compared to $160.3 million at December 31, 2016. Consolidated accounts receivable from licensees decreased to $14.2 million at June 30, 2017, compared to $26.8 million at December 31, 2016. Consolidated royalties and contingent legal fees payable decreased to $9.4 million at June 30, 2017, compared to $13.9 million at December 31, 2016.

The majority of accounts receivable from licensees at June 30, 2017 were collected or are scheduled to be collected in the third quarter of 2017, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the third or fourth quarter of 2017, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of June 30, 2017 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating leases, net of guaranteed sublease income	$3,237	$530	$2,692	$15

Uncertain Tax Positions.  At June 30, 2017, we had total unrecognized tax benefits of approximately $1.7 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of June 30, 2017. If recognized, approximately $1.4 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the current period presented.

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
Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2017) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our strategic investments are subject to risks, and any other strategic investments that we may make from time to time may be subject to risks.

As described herein, in August 2016, we formed a strategic partnership with Veritone, Inc., or Veritone, pursuant to which we expect to leverage our expertise in intellectual property licensing and enforcement to assist Veritone with building its patent portfolio and execute upon its overall intellectual property strategy. As a part of this strategic partnership, we entered into an Investment Agreement and bridge financing with Veritone, investing approximately $53.3 million in Veritone, comprised of common stock and warrants as of June 30, 2017.

In addition, in May 2017, we made an investment in Miso Robotics, Inc., or Miso Robotics, an innovative leader in robotics and artificial intelligence solutions, totaling $2,250,000, as part of Miso Robotics’ closing of $3.1 million in funding. Miso Robotics will use the funding to deliver an adaptable AI-driven robotic kitchen assistant that will work alongside kitchen staff to improve operational efficiency for the restaurant industry. In addition, we also entered into an intellectual property services agreement with Miso Robotics to help Miso Robotics drive AI-based solutions for the entire restaurant industry.

Our investments in Veritone and Miso Robotics, and any other strategic investments that we may make from time to time, are or may be subject to a number of risks and uncertainties. Currently, neither investee is profitable and both have limited financial resources and we may lose some or all of our investments. In addition, applicable securities law restrictions and other factors may result in an inability to liquidate any equity components of our investments. In addition, we may from time to time make strategic investments in other entities. Any such strategic investments will also be subject to risks and uncertainties that may cause us to lose some or all of any such investments.

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT
4.1
First Amended and Restated Tax Benefits Preservation Plan, dated as of April 28, 2017, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the form of Certificate of Designation of the Company’s Series A Cumulative Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms as Exhibit C (incorporated by reference to the Registrant’s Current Report on Form 8-K, File No. 001-37721, filed with the SEC on May 4, 2017

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

/s/ Robert Stewart
By: Robert Stewart
President
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     August 7, 2017

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
4.1
First Amended and Restated Tax Benefits Preservation Plan, dated as of April 28, 2017, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the form of Certificate of Designation of the Company’s Series A Cumulative Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms as Exhibit C (incorporated by reference to the Registrant’s Current Report on Form 8-K, File No. 001-37721, filed with the SEC on May 4, 2017

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