Form 10-Q
period 2017-09-30
ACACIA RESEARCH CORP
filed 2017-11-07
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

As of November 2, 2017, 50,604,782 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$101,081	$127,540
Restricted cash	—	11,512
Short-term investments	57,487	19,443
Accounts receivable	300	26,750
Prepaid expenses and other current assets	3,520	3,245
Total current assets	162,388	188,490

Investment at fair value(1)	208,796	—
Investment - equity method(1)	2,284	—
Loan receivable and accrued interest(1)	—	18,616
Investment in warrants and shares(1)	—	1,960
Patents, net of accumulated amortization	67,360	86,319
Other assets	382	618
	$441,210	$296,003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,691	$14,283
Royalties and contingent legal fees payable	19,824	13,908
Total current liabilities	27,515	28,191
Other liabilities	8,752	369
Total liabilities	36,267	28,560
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,604,782 and 50,476,042 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	51	50
Treasury stock, at cost, 1,729,408 shares as of September 30, 2017 and December 31, 2016	(34,640)	(34,640)
Additional paid-in capital	647,930	642,453
Accumulated comprehensive loss	(38)	(76)
Accumulated deficit	(209,815)	(342,198)
Total Acacia Research Corporation stockholders’ equity	403,488	265,589
Noncontrolling interests	1,455	1,854
Total stockholders’ equity	404,943	267,443
	$441,210	$296,003
____________________________________________
(1) Refer to Note 5 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$36,633	$64,658	$61,944	$130,730
Operating costs and expenses:
Cost of revenues:
Inventor royalties	—	17,844	4,939	19,417
Contingent legal fees	12,173	7,709	16,036	22,236
Litigation and licensing expenses - patents	4,073	7,348	14,593	22,895
Amortization of patents	5,625	6,467	16,711	27,986
General and administrative expenses(2)	12,715	8,334	26,365	23,863
Other expenses - business development	241	666	994	2,522
Impairment of patent-related intangible assets	2,248	—	2,248	40,165
Total operating costs and expenses	37,075	48,368	81,886	159,084
Operating income (loss)	(442)	16,290	(19,942)	(28,354)

Other income (expense):
Gain on conversion of loans and accrued interest(1)	—	—	2,671	—
Gain on exercise of Primary Warrant(1)	—	—	4,616	—
Change in fair value of investment, net(1)	158,979	—	146,281	—
Equity in earnings (losses) of investee(1)	(116)	—	(130)	—
Interest income and other	164	261	1,423	206
Total other income (expense)	159,027	261	154,861	206
Income (loss) before provision for income taxes	158,585	16,551	134,919	(28,148)
Provision for income taxes	(216)	(9,655)	(2,935)	(15,774)
Net income (loss) including noncontrolling interests in subsidiaries	158,369	6,896	131,984	(43,922)
Net loss attributable to noncontrolling interests in subsidiaries	96	186	399	466
Net income (loss) attributable to Acacia Research Corporation	$158,465	$7,082	$132,383	$(43,456)

Net income (loss) attributable to common stockholders - basic	$158,326	$7,043	$132,142	$(43,456)
Net income (loss) attributable to common stockholders - diluted	$158,326	$7,043	$132,143	$(43,456)
Basic net income (loss) per common share	$3.13	$0.14	$2.62	$(0.87)
Diluted net income (loss) per common share	$3.13	$0.14	$2.61	$(0.87)
Weighted average number of shares outstanding - basic	50,554,234	50,124,302	50,462,990	50,024,047
Weighted average number of shares outstanding - diluted	50,599,974	50,618,757	50,684,725	50,024,047
____________________________________________
(1) Refer to Note 5 for additional information.
(2) General and administrative expenses were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
General and administrative expenses	$3,262	$5,790	$13,297	$18,109
Non-cash stock compensation expense - G&A	1,272	2,544	4,833	5,754
Non-cash stock compensation expense - Profits Interests (Note 7)	8,181	—	8,235	—
Total general and administrative expenses	$12,715	$8,334	$26,365	$23,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income (loss) including noncontrolling interests	$158,369	$6,896	$131,984	$(43,922)
Other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax of $0	15	16	20	42
Unrealized gain on foreign currency translation, net of tax of $0	9	96	18	92
Reclassification adjustment for losses included in net income (loss)	—	—	—	22
Total other comprehensive income (loss)	158,393	7,008	132,022	(43,766)
Comprehensive loss attributable to noncontrolling interests	96	186	399	466
Comprehensive income (loss) attributable to Acacia Research Corporation	$158,489	$7,194	$132,421	$(43,300)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net gain (loss) including noncontrolling interests	$131,984	$(43,922)
Adjustments to reconcile net gain (loss) including noncontrolling interests to net cash provided by operating activities:
Gain on conversion of loans and accrued interest(1)	(2,671)	—
Gain on exercise of Primary Warrant(1)	(4,616)	—
Change in fair value of investment, net(1)	(146,281)	—
Depreciation and amortization	16,780	28,105
Non-cash stock compensation	13,068	5,754
Impairment of patent-related intangible assets	2,248	40,165
Other	(473)	(81)
Changes in assets and liabilities:
Restricted cash	11,512	(3,316)
Accounts receivable	26,450	(20,200)
Prepaid expenses and other assets	(874)	1,191
Accounts payable and accrued expenses	(6,608)	5,392
Royalties and contingent legal fees payable	5,916	10,131
Net cash provided by operating activities	46,435	23,219

Cash flows from investing activities:
Investments in Investees (1)	(31,514)	—
Advances to Investee (1)	(4,000)	(10,000)
Purchases of available-for-sale investments	(424,945)	(62,633)
Maturities and sales of available-for-sale investments	386,920	32,352
Patent portfolio investment costs	—	(1,000)
Purchases of property and equipment	—	(4)
Net cash used in investing activities	(73,539)	(41,285)

Cash flows from financing activities:
Repurchased restricted common stock	(35)	(25)
Distributions to noncontrolling interests	—	(1,358)
Proceeds from exercises of stock options	680	242
Net cash provided by (used in) financing activities	645	(1,141)

Decrease in cash and cash equivalents	(26,459)	(19,207)
Cash and cash equivalents, beginning	127,540	135,223
Cash and cash equivalents, ending	$101,081	$116,016

	Nine Months Ended September 30,
	2017	2016
Noncash investing activities:
Conversion of loan receivable and accrued interest from investee into common stock(1)	$23,061	$—
____________________________________________
(1) Refer to Note 5 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. In addition, Acacia and its operating subsidiaries may from time to time evaluate, leveraging their intellectual property expertise, other business opportunities. In some cases, these opportunities will complement, and / or supplement Acacia's primary licensing and enforcement business.

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

Neither Acacia nor its operating subsidiaries invent new technologies or products; rather, Acacia depends upon the identification and investment in new patents, inventions and companies that own intellectual property through its relationships with inventors, universities, research institutions, technology companies and others. If Acacia’s operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and / or revenue growth. During the first nine months of 2017 Acacia obtained control of one new patent portfolio. In fiscal 2016, Acacia obtained control of two new patent portfolios, compared to three, six and 25 new patent portfolios in fiscal years 2015, 2014 and 2013, respectively.

Basis of Presentation.  The accompanying condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity in the condensed consolidated statements of financial position for the applicable periods presented. Consolidated net income (loss) is adjusted to include the net (income) loss attributed to noncontrolling interests in the condensed consolidated statements of operations. Refer to the accompanying condensed consolidated financial statements for total noncontrolling interests, net (income) loss attributable to noncontrolling interests and contributions from and distributions to noncontrolling interests, for the applicable periods presented.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The December 31, 2016 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2017, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs.  These costs are included under the caption “Cost of revenues” in the accompanying condensed consolidated statements of operations.

Inventor Royalties and Contingent Legal Expenses. Inventor royalties are expensed in the condensed consolidated statements of operations in the period that the related revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues.  Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the condensed consolidated statements of operations.  Any unamortized upfront advances recovered from net revenues are expensed in the period recovered, and included in amortization expense in the condensed consolidated statements of operations.

Contingent legal fees are expensed in the condensed consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

Use of Estimates.  The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the loan and equity instruments discussed at Note 5, stock-based compensation expense, impairment of patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. One licensee individually accounted for 96% of revenues recognized during the three months ended September 30, 2017, and three licensees accounted for 57%, 23% and 10% of revenues recognized during the nine months ended September 30, 2017. Two licensees individually accounted for 60% and 27% of revenues recognized during the three months ended September 30, 2016, and three licensees accounted for 30%, 27% and 13% of revenues recognized during the nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, 3% and 39%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and nine months ended September 30, 2016, 93% and 78%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations. One licensee individually represented approximately 100% of accounts receivable at September 30, 2017. Four licensees individually represented approximately 39%, 22%, 16% and 15% of accounts receivable at December 31, 2016.

Fair Value Measurements. U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value is defined as follows:

(i)	Level 1 - Observable Inputs: Quoted prices in active markets for identical investments;

(ii)	Level 2 - Pricing Models with Significant Observable Inputs: Other significant observable inputs, including quoted prices for similar investments, interest rates, credit risk, etc.; and

(iii)	Level 3 - Unobservable Inputs: Significant unobservable inputs, including the entity’s own assumptions in determining the fair value of investments.

Whenever possible, the Company is required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. At September 30, 2017 all of the Company’s investments recorded at fair value, except for short-term investments, were valued utilizing Level 3 - unobservable inputs. In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured. Financial assets and liabilities measured at fair value on a recurring basis as were as follows (in thousands):

	Level 1	Level 2	Level 3
Assets as of September 30, 2017:
Short-term investments	$57,487	$—	$—
Investment at fair value (Note 5)	—	—	208,796
Total recurring fair value measurements(1)	$57,487	$—	$208,796
____________________
(1) There were no transfers between fair value hierarchy categories for the period presented.

A reconciliation of the activity for fair value measurements categorized within Level 3 for the nine months ended September 30, 2017 is as follows (in thousands):

	Investment at Fair Value
	Common Stock	Warrants	Total
Opening balance as of January 1, 2017	$—	$—	$—
Total gains and losses included in earnings for the period(1)
Gain on conversion of loans and accrued interest	2,671	—	2,671
Gain on exercise of Primary Warrant	—	4,616	4,616
Change in fair value of investment, net	115,381	30,900	146,281
Purchases, issues, sales and settlements
Purchases and issues	54,202	1,026	55,228
Total recurring fair value measurements(1)	$172,254	$36,542	$208,796
____________________
(1) All gains and losses included in earnings for the period presented relate to assets and liabilities held as of September 30, 2017.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Profits Interest Units (“Units”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The Units vest as described at Note 7, and therefore, the vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period, and will continue to be fully recognized for any changes in fair value, until the Units are settled. Non-cash stock compensation expense related to the Units is reflected in general and administrative expense in the accompanying condensed consolidated statement of operations. Refer to Note 7 for additional information.

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

Investments in Marketable Securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short term. The fair values of these investments approximate their carrying values. For the periods presented, all of Acacia’s short-term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized. Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in total other income (expense).

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

		Gross Unrealized
Security Type	Cost	Gains	Losses	Fair Value
September 30, 2017:
U.S. government fixed income securities	$57,427	$60	$—	$57,487

December 31, 2016:
U.S. government fixed income securities	$19,403	$40	$—	$19,443

Patents.  Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or obtained in connection with business combinations. Patent costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to seven years.

Equity Method Investments. Equity investments without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting, and classified within “Equity Method Investments” in the condensed consolidated balance sheet. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in equity in earnings (losses) of investee in the condensed consolidated statements of operations. Refer to Note 5 for additional information regarding equity method investments.

Investments at Fair Value. On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e. common stock and warrants). Refer to Note 5 for additional information regarding investments accounted for at fair value on a recurring basis.

Impairment of Investments. Acacia reviews its equity method investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Acacia employs a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Acacia evaluates, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. Acacia also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the condensed consolidated statement of operations and a new cost basis in the investment is established.

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available or not indicative of current fair value, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia’s condensed consolidated financial statements or consolidated income tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realization of such assets.

The provision for income taxes for interim periods is determined using an estimate of Acacia’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.

The Company’s effective tax rates were 0% and 2% for the three and nine months ended September 30, 2017, respectively, and 58% and 56% for the three and nine months ended September 30, 2016, respectively.

Results for the three and nine months ended September 30, 2017 included pretax net income of $158,585,000, and $134,919,000, respectively, primarily comprised of an unrealized gain on Acacia's investment in Veritone for the three and nine months ended September 30, 2017 totaling $158,979,000 and $153,568,000, respectively. The unrealized gain created a deferred tax liability totaling approximately $54,108,000 at September 30, 2017. The future anticipated reversal of this deferred tax liability provides for a source of taxable income that allows for the realizability of existing deferred tax assets that have been reduced by a valuation allowance for the periods presented. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of valuation allowance, resulting in the 0% and 2% tax rate for the three and nine months ended September 30, 2017, respectively. Tax expense for the three and nine months ended September 30, 2017 primarily reflects the impact of state taxes and for the nine month period, foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The effective rates for the 2016 periods primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator (in thousands):	2017	2016	2017	2016
Basic and Diluted
Net income (loss)	$158,465	$7,082	$132,383	$(43,456)
Undistributed earnings allocated to participating securities	(139)	(39)	(241)	—
Net income (loss) attributable to common stockholders - basic	$158,326	$7,043	$132,142	$(43,456)
Additional undistributed earnings allocated to unvested shareholders	—	—	1	—
Net income (loss) attributable to common stockholders - diluted	$158,326	$7,043	$132,143	$(43,456)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	50,554,234	50,124,302	50,462,990	50,024,047
Potentially dilutive options and restricted stock units	45,740	494,455	221,735	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	50,599,974	50,618,757	50,684,725	50,024,047

Basic net income (loss) per common share	$3.13	$0.14	$2.62	$(0.87)
Diluted net income (loss) per common share	$3.13	$0.14	$2.61	$(0.87)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted income (loss) per share	6,029,156	3,593,708	4,618,618	4,410,974
Maximum price of awards excluded from the computation of diluted income (loss) per share	$6.75	$13.38	$6.75	$13.38

4.  PATENTS

Acacia’s only identifiable intangible assets at September 30, 2017 and December 31, 2016 are patents and patent rights.  Patent-related accumulated amortization totaled $376,777,000 and $358,043,000 as of September 30, 2017 and December 31, 2016, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.  The following table presents the scheduled annual aggregate amortization expense as of September 30, 2017 (in thousands):

For the years ending December 31,
Remainder of 2017	$5,443
2018	20,542
2019	18,527
2020	6,134
2021	5,261
Thereafter	11,453
$67,360

Acacia recorded impairment of patent-related intangible asset charges of $2,248,000 and $40,165,000 for the nine months ended September 30, 2017 and 2016, respectively. Impairment charges for the nine months ended September 30, 2017 primarily reflect reductions in expected estimated future net cash flows for certain patent portfolios that management

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

determined it would no longer allocate resources to in future periods. Impairment charges for the nine months ended September 30, 2016 were primarily comprised of the write-off of the remaining carrying value of the Adaptix portfolio due to a reduction in expected estimated future net cash flows, and the write-off of certain patent portfolios that management determined it would no longer allocate future resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value.

5. INVESTMENTS

Investment at Fair Value

Veritone Investment Agreement. On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provided for Acacia to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, Acacia entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permitted Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the condensed consolidated statement of operations). On August 15, 2016, Acacia funded the initial $10 million loan (the “First Loan”).   On November 25, 2016, Acacia funded the second $10 million loan (the “Second Loan”). The First Loan and the Second Loan were due and payable on November 25, 2017. In conjunction with the First Loan and Second Loan, Veritone issued Acacia a total of three four-year $700,000 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.6088 per share. Veritone's initial public offering date was May 12, 2017. Upon Veritone’s consummation of its qualified public offering of its common stock on May 17, 2017 (“IPO”), all outstanding principal and accrued interest under the Veritone Loans, totaling $20.7 million, automatically converted into 1,523,746 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
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

All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017. The Veritone common shares are subject to a lock-up agreement that expires on November 8, 2017, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. All of the Veritone common stock held by Acacia, as described above, were unregistered as of the issue date and are unregistered as of September 30, 2017.

Accounting Prior to Veritone IPO. Prior to conversion, Acacia’s Investment Agreement and the Veritone Bridge Loan represented variable interests in Veritone for which Acacia was not the primary beneficiary, primarily due to a lack of a

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Prior to conversion, the Loans and the related common stock purchase warrants and Veritone Shares were accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the respective transactions, with the face amount of the loans allocated to (1) the Loans, which were accounted for as long-term loan receivables and (2) the common stock purchase warrants and Veritone Shares. The estimated relative fair value allocation was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone’s equity on the effective date of the transactions, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on the Loans. Assumptions used in connection with estimating the relative fair values included: (1) volatility ranging from 40% to 50%, (2) financing probabilities ranging from 25% to 75%, (3) marketability discount of 7% and (4) 100% investment recovery assumption. The loan discount, representing the difference between the face amount of the Loans and the relative fair value allocated to the Loans, was accreted over the expected life of the Loans, using the effective interest method, with the related interest amounts reflected in other income (expense) in the condensed consolidated statement of operations. As of May 2017, the unamortized loan discount totaled $1.7 million. Accretion of the loan discount included in other income (expense) in the condensed consolidated statement of operations for the nine months ended September 30, 2017 was $630,000. Interest income for the nine months ended September 30, 2017 was $471,000. The effective yield on the Loans for the nine months ended September 30, 2017 ranged from 9% to 53%.
Accounting Subsequent to Veritone IPO. Upon Veritone’s consummation of its IPO on May 17, 2017, the Loans were converted into shares of Veritone common stock and the Primary Warrant was automatically exercised in full, as described above, resulting in a 20% ownership interest in Veritone (excluding warrants). Based on Acacia’s representation on the Veritone board of directors and Acacia’s 20% ownership interest in Veritone, Acacia management determined that the equity method of accounting was applicable. Upon becoming eligible for the equity method of accounting, Acacia elected to apply the fair value option to account for its investment in Veritone, including all of its investments in Veritone common stock and warrants, due to the availability of quoted prices in an active market for the Veritone common stock.
Acacia’s investment in Veritone common shares is recorded at fair value based on the quoted market price of Veritone’s common stock on The NASDAQ Global Select Market on the applicable valuation date, as adjusted for an estimated discount for lack of marketability (“DLOM”) associated with the restricted nature of the common shares acquired (Level 3 input). Acacia’s investment in Veritone warrants is recorded at fair value, as adjusted for an estimated DLOM, based on the Black-Scholes option-pricing model, utilizing the following assumptions at September 30, 2017: risk-free interest rates ranging from 1.62% to 2.33%; expected terms ranging from three to ten years; volatilities ranging from 45% to 55%; and a dividend yield of zero. The DLOM for the Veritone common stock and warrants was estimated utilizing a Finnerty model with the following results and assumptions:

	Veritone Common Stock		Veritone Warrants
	IPO Date	September 30, 2017	IPO Date	September 30, 2017
Estimated DLOM applied	5.7%	8%	5.7%	5%
Volatility assumptions	35%	100%	35%	45%
Term assumptions	6 months	45 days	6 months	3	-	6 months
At September 30, 2017, the fair value of Acacia’s investment in Veritone common stock totaled $172,254,000. At September 30, 2017, the fair value of Acacia’s investment in Veritone warrants totaled $36,542,000. A one percent increase in the DLOM assumptions utilized at all applicable valuation dates would result in an approximate 1% decrease in the fair value of our investment in Veritone at September 30, 2017, and a corresponding decrease in the net investment gain reflected in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the condensed consolidated statement of operations. For the period from the IPO on May 17, 2017 to September 30, 2017, the accompanying condensed consolidated statement of operations reflected the following (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Gain on conversion of loans and accrued interest(1)	$—	$2,671
Gain on exercise of warrant(2)	—	4,616
Change in fair value of investment, warrants	31,829	30,900
Change in fair value of investment, common stock	127,150	115,381
Net unrealized gain on investment at fair value	$158,979	$153,568
__________________________
(1) Difference between pre-conversion carrying value of Loan and accrued interest and the estimated fair value of common stock discounted for lack of marketability.
(2) Difference between pre-conversion carrying value of Primary Warrant and the estimated fair value of common stock and 10% Warrant discounted for lack of marketability.
Summarized financial information for Veritone, presented on a three month lag basis, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2017	2017
Revenues	$4,087	$7,195
Gross profit	3,751	6,663
Operating expenses	11,599	21,142
Other income (expense), net	(13,746)	(12,960)
Net loss attributable to common stockholders	(24,992)	(31,912)

Net loss per share attributable to common stockholders - basic and diluted	$(2.94)	$(5.82)

	June 30, 2017	December 31, 2016
Current assets	$88,831	$21,367
Noncurrent assets	440	981
Total Assets	$89,271	$22,348

Current liabilities	$33,746	$44,501
Noncurrent liabilities	18	22
Total liabilities	33,764	44,523
Preferred stock	—	23,350
Total stockholder's equity (deficit)	55,507	(45,525)
Total liabilities, preferred stock and stockholders’ equity	$89,271	$22,348
Equity Method Investment

In June 2017, Acacia made an investment in Miso Robotics, Inc. (“Miso Robotics”), an innovative leader in robotics and artificial intelligence solutions, totaling $2,250,000, acquiring a 22.6% ownership interest in Miso Robotics, and one board seat. Miso Robotics will use the funding to deliver an adaptable AI-driven robotic kitchen assistant that will work alongside kitchen staff to improve operational efficiency for the restaurant industry. In addition, Acacia also entered into an intellectual property services agreement with Miso Robotics to help Miso Robotics drive AI-based solutions for the entire restaurant industry. Based on Acacia’s representation on the Miso Robotics board of directors, and greater than 20% ownership interest in

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Miso Robotics, the equity method of accounting was applied. The fair value option was not elected for Acacia’s investment in Miso Robotics due to the lack of a readily determinable fair market value. For the three and nine months ended September 30, 2017, equity in losses of investee related to Miso Robotics totaled $116,000 and $130,000, respectively.

6.  COMMITMENTS AND CONTINGENCIES
Bank Guarantee
In March 2015, an operating subsidiary of Acacia entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee was secured by a cash deposit at the contracting bank, which is classified as restricted cash in the accompanying December 31, 2016 condensed consolidated balance sheet, totaling $11,512,000. Upon resolution of all related matters in June 2017, the Guarantee was extinguished resulting in release of the cash collateral (and related restrictions on the cash balance) by the contracting bank. As a result, no amounts of Acacia’s cash and investments are restricted as to use.
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

7. STOCKHOLDERS’ EQUITY

Profits Interest Plan. On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of membership interests in AIP to certain members of management and the Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each profits interest unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the value of AIP increases beyond the value at issuance. The membership interests are represented by units (the “Units”) reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones (one-third upon 150% appreciation, and the remaining two-thirds upon 300% appreciation in value of Acacia’s aggregate investment in Veritone), subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement. The Units were fully vested as of September 30, 2017.

Acacia owns 60% of the membership interests in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients. As of September 30, 2017, AIP holds the Veritone 10% Warrant described at Note 5.

Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted in February 2017, with an aggregate grant date fair value of $722,000. The fair value of the Units totaled $8,235,000 as of September 30, 2017. Upon full vesting of the units in September 2017, all previously unrecognized compensation expense was immediately recognized.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of the Units is estimated utilizing a Geometric Brownian Motion model (“GBM”) which considers probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 5) underlying or associated with the Units. At the estimated end of the term of the underlying warrant, the model estimates the total proceeds from the hypothetical exercise of the warrant and estimates the value of the Units by allocating the proceeds based on the waterfall described in the terms of the underlying agreement. The value of the Units on a marketable basis is the average allocation across all GBM simulation paths discounted to the applicable valuation date using the risk-free rate. This estimated value is adjusted for an estimate of a discount for lack of marketability (“DLOM”) using the Finnerty model, based on a security specific volatility calculated by changing Veritone’s common stock price by 1% and measuring the corresponding change in the value of the Units. For the three and nine months ended September 30, 2017, assumptions utilized in the GBM included a term of 5 years, stock price ranging from $11.71 to $45.45, volatility of 45%, and risk free interest rates ranging from 1.31% to 2.33% for terms ranging from 1 to 10 years. The estimated DLOM utilized ranged from 25% to 30%, based on assumptions including a term of approximately 4.9 years and a volatility of 45% for Veritone’s common stock. Volatility was estimated based on the historical volatilities of a set of comparable public companies, adjusted for leverage, over a term matching the term of the 10% warrant, which is approximately 5 years.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Adopted January 1, 2017.

In March 2016, the FASB issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it previously could for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements - Not Yet Adopted.

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In doing so, the Company may be required to use more judgment and make more estimates in connection with the accounting for revenue contracts with customers than under existing guidance. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services, evaluating whether a license transfers to a customer at a point in time or over time, and allocating the transaction price to separate performance obligations. Under the standard, (i) an entity should account for a promise to provide a customer with a right to access the entity’s intellectual property as a performance obligation satisfied over time because the customer will simultaneously receive and consume the benefit from the entity’s performance of providing access to its intellectual property as the performance occurs, and (ii) an entity’s promise to provide a customer with the right to use its intellectual property is satisfied at a point in time. The amendments for this standard update are effective for interim and annual reporting periods beginning after December 15, 2017, and are to be applied retrospectively or the cumulative effect as of the date of adoption, with early application not permitted. The Company is currently evaluating the impact and method of adoption the pronouncement will have on its condensed consolidated financial statements and related disclosures. The Company is continuing to assess the impact of this new standard on the Company's condensed consolidated financial statements and related disclosures, including ongoing contract reviews. Currently, Acacia does not anticipate that the new guidance will have a material impact on the Company's revenue recognition policies, practices or systems. The Company preliminarily expects to use the modified retrospective method of adoption.  However, the adoption method is subject to change as the Company continues to evaluate the impact of the standard.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

increase in required disclosures. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In May 2017, the FASB issued amended guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This amendment is effective prospectively for annual periods beginning on or after December 15, 2017, with early adoption permitted. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 10, 2017.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 1,550 license agreements executed to date, across 193 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.4 billion, and have returned more than $731 million to our patent partners.

Executive Summary

Overview

For the three months ended September 30, 2017, we reported revenues of $36.6 million from three new revenue agreements covering seven different licensing programs. Cash and short-term investments totaled $158.6 million as of September 30, 2017, as compared to $158.5 million as of December 31, 2016. Our operating activities during the periods presented have been principally focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. In addition, we and our operating subsidiaries may from time to time evaluate, leveraging our intellectual property expertise, other business opportunities. In some cases, these opportunities will complement, and / or supplement our primary licensing and enforcement business, as further described below.

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

As previously reported, in September 2016, our subsidiary Cellular Communications Equipment LLC, or CCE, received a jury verdict of infringement by Apple, Inc. In the third quarter of 2017, CCE entered into an agreement with Apple Inc. to resolve the patent litigation.

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

Upon Veritone’s consummation of a qualified initial public offering on May 17, 2017, or IPO, our loans and accrued interest were automatically converted into 1,969,186 shares of Veritone common stock. In addition, Acacia exercised its Primary Warrant, acquiring 2,150,335 shares of Veritone common stock. Following the automatic exercise of our Primary Warrant, Veritone issued to us an additional warrant, or the 10% Warrant, that provides for the issuance of additional shares of common stock of Veritone at an exercise price per share of $13.6088 per share, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date and the remaining 50% of the shares vesting on the first anniversary of the issuance date. Results for the three months ended September 30, 2017 included a net unrealized investment gain on our investment in Veritone totaling $158,979,000, primarily related to the significant increase in Veritone's stock price during the third quarter of 2017 and our related requirement to mark our Veritone investment to market. Our Veritone common shares are subject to a lock-up agreement that expires on November 8, 2017, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws.

Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional equity instruments received and other information regarding our investment in Veritone.

We believe these investments will be synergistic with our overall business strategies.

Patent Portfolio Intake. One of the challenges in our industry continues to be quality patent intake due to the current patent environment. We acquired one portfolio in the nine months ended September 30, 2017 from our partnership with Renesas Electronics of Japan, as described below. In spite of the current challenges in the patent licensing business, we continue to see growth oriented patent-related opportunities in the IP space in general. Patents will continue to be a very important and fundamental part of the U.S. and world-wide economies.

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

In the nine months ended September 30, 2017, we obtained control of one patent portfolio, and for the year ended December 31, 2016, we obtained control of only two new patent portfolios. Further, in fiscal year 2015, we obtained control of three new patent portfolios, compared to six new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

Operating Activities. Operating activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues (in thousands)	$36,633	$64,658	$61,944	$130,730
New agreements executed	3	11	18	30
Licensing and enforcement programs generating revenues	7	14	13	27

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

Our management does not attempt to manage for smooth sequential periodic growth in revenues period to period, and therefore, periodic results can be uneven. In some cases, with respect to our existing portfolios, revenues not generated in a current period are not necessarily foregone, but depending on whether negotiations, litigation or both continue into subsequent periods, and depending on a number of other factors, such potential revenues may be pushed into subsequent fiscal periods.

Revenues for the nine months ended September 30, 2017 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology	•	Semiconductor and Memory-Related technology
•	Cardiology and Vascular Device technology	•	Shared Memory for Multimedia Processing technology
•	DisplayPort and MIPI DSI technology	•	Speech Codes Used in Wireless and Wireline Systems technology
•	Electronic Access Control technology	•	Super Resolutions Microscopy technology
•	Innovative Display technology	•	Video Conferencing technology
•	Online Auction Guarantee technology	•	Wireless Infrastructure and User Equipment technology
•	Optical Networking technology

Revenues for the nine months ended September 30, 2016 included fees from the following technology licensing and enforcement programs:

•	4G Wireless technology	•	Lighting Ballast technology
•	Audio Communications Fraud Detection technology	•	Oil and gas drilling technology
•	Bone Wedge technology	•	Online Auction Guarantee technology
•	Broadband Communications technology	•	Optical Networking technology
•	Cardiology and Vascular Device technology	•	Reflective and Radiant Barrier Insulation technology
•	Diamond and Gemstone Grading technology	•	Semiconductor 3D die stacking technology
•	DisplayPort and MIPI DSI technology	•	Semiconductor memory circuit and manufacturing processes technology
•	DRAM and Flash Memory technology	•	Shared Memory for Multimedia Processing technology
•	Electronic spreadsheet, data analysis and software development technology	•	Speech codes used in wireless and wireline systems technology
•	Flash Memory technology	•	Super Resolutions Microscopy technology
•	Gas Modulation Control Systems technology	•	Telematics technology
•	High Speed Circuit Interconnect and Display Control technology	•	Variable Data Printing technology
•	Interstitial and Pop-Up Internet Advertising technology	•	Wireless Infrastructure and User Equipment technology
•	Knee Replacement technology

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2017 and 2016
(In thousands, except percentage change values)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2017	2016	Change	2017	2016	Change

Revenues	$36,633	$64,658	(43)%	$61,944	$130,730	(53)%
Operating costs and expenses	37,075	48,368	(23)%	81,886	159,084	(49)%
Operating income (loss)	(442)	16,290	(103)%	(19,942)	(28,354)	(30)%
Other income (expense), net	159,027	261	>300%	154,861	206	>300%
Income (loss) before provision for income taxes	158,585	16,551	>300%	134,919	(28,148)	>(300%)
Provision for income taxes	(216)	(9,655)	(98)%	(2,935)	(15,774)	(81)%
Net income (loss) attributable to Acacia Research Corporation	158,465	7,082	>300%	132,383	(43,456)	>(300%)

Overview - Three months ended September 30, 2017 compared with the three months ended September 30, 2016

•
Revenues decreased $28.0 million, or 43%, to $36.6 million for the three months ended September 30, 2017, as compared to $64.7 million in the comparable prior year quarter, due primarily to a decrease in the number of license agreements executed during the quarter. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Income before provision for income taxes was $158.6 million for the three months ended September 30, 2017, as compared to $16.6 million for the three months ended September 30, 2016. The net change was comprised of the change in revenues described above, and a $159.0 million unrealized gain on our equity investment in Veritone, an $8.2 million non-cash stock compensation charge for our Veritone related profits interest units and a net decrease in operating expenses as follows:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $13.4 million, or 52%, compared to the 43% decrease in related revenues for the same periods, primarily due to no inventor royalty obligations on revenues recognized in the third quarter of 2017, as compared to average inventory royalty rates of 28% in the third quarter of 2016.

•
Litigation and licensing expenses-patents decreased $3.3 million, or 45%, to $4.1 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and a decrease in portfolio related enforcement activities. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
Amortization expense decreased $842,000, or 13%, to $5.6 million, due to a decrease in scheduled amortization resulting from patent portfolio impairment charges previously recorded in the fourth quarter of 2016.

•
General and administrative expenses, excluding non-cash stock compensation, decreased $2.5 million or 44%, to $3.3 million, due primarily to a reduction in personnel costs in connection with headcount reductions in 2016 and 2017, a decrease in variable performance based compensation costs and a decrease in corporate, general and administrative costs.

•
Net non-cash stock compensation expense increased $6.9 million, or 272%, due to the increase in the fair value of our Veritone related profits interest units consistent with the increase in the underlying Veritone stock price, and the impact of the full vesting of the profits interest units, both occurring during the third quarter of 2017. Excluding non-cash stock compensation related to the profits interest units, non-cash stock compensation expense decreased $1.3 million, or 50%.

•
Impairment of patent-related intangible asset charges increased $2.2 million, reflecting the impact of reductions in expected estimated future net cash flows for certain patent portfolios that management determined it would no longer allocate resources to in future periods.

•
Results for the three months ended September 30, 2017 included an unrealized gain on our investment in Veritone totaling $159.0 million, related to the application of the fair value method of accounting to our investment in Veritone as of September 30, 2017.

•
Results for the three months ended September 30, 2017 included pretax net income of $158.6 million, primarily comprised of an unrealized gain on our investment in Veritone totaling $159.0 million. The unrealized gain created a deferred tax liability totaling approximately $54.1 million at September 30, 2017. The future anticipated reversal of this deferred tax liability provides for a source of taxable income that allows for the realizability of existing deferred tax assets that have been reduced by a valuation allowance for the periods presented. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of valuation allowance, resulting in the 0% tax rate for the three months ended September 30, 2017, respectively. Tax expense for the three months ended September 30, 2017 primarily reflects the impact of state taxes. The effective rates for the 2016 period primarily reflects the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

Overview - Nine months ended September 30, 2017 compared with the nine months ended September 30, 2016

•
Revenues decreased $68.8 million, or 53%, to $61.9 million for the nine months ended September 30, 2017, as compared to $130.7 million in the comparable prior year period, due primarily to a decrease in the number of agreements executed and a decrease in average revenue per agreement. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Income before provision for income taxes was $134.9 million for the nine months ended September 30, 2017, as compared to a loss before provision for income taxes of $28.1 million for the nine months ended September 30, 2016. The net change was comprised of the change in revenues described above, and a net $153.6 million unrealized gain on our equity investment in Veritone, an $8.2 million non-cash stock compensation charge for our Veritone related profits interest units and a net decrease in operating expenses, as follows:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $20.7 million, or 50%, compared to the 53% decrease in related revenues for the same periods, primarily due to lower average inventor royalty rates for the portfolios generating revenues during the nine months ended September 30, 2017, partially offset by higher average contingent legal fee rates for the portfolios generating revenues during the nine months ended September 30, 2017.

•
Litigation and licensing expenses-patents decreased $8.3 million, or 36%, to $14.6 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and a decrease in portfolio related enforcement activities. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
Amortization expense decreased $11.3 million, or 40%, to $16.7 million, due to a decrease in scheduled amortization resulting from patent portfolio impairment charges previously recorded in the second and fourth quarters of 2016.

•
General and administrative expenses, excluding non-cash stock compensation, decreased $4.8 million or 27%, to $13.3 million, due primarily to a reduction in personnel costs in connection with headcount reductions in 2016 and 2017, a decrease in variable performance based compensation costs and a decrease in corporate, general and administrative costs.

•
Net non-cash stock compensation expense increased $7.3 million, or 127%, due to the increase in the fair value of our Veritone related profits interest units consistent with the increase in the underlying Veritone stock price and the impact of the full vesting of the profits interest units, both occurring during the third quarter of 2017. Excluding non-cash stock compensation related to the profits interest units, non-cash stock compensation expense decreased $921,000, or 16%.

•
Impairment of patent-related intangible asset charges decreased $37.9 million. Impairment charges for the nine months ended September 30, 2017 and 2016 reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and / or the impairment of certain portfolios that management determined it would no longer allocate resources to in future periods.

•
Results for the nine months ended September 30, 2017 included a net unrealized gain on our investment in Veritone totaling $153.6 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million, an unrealized gain on the exercise of our Primary Warrant of $4.6 million and an unrealized gain related to the application of the fair value method of accounting to our equity investment in Veritone as of September 30, 2017 of $146.3 million.

•
Results for the nine months ended September 30, 2017 included pretax net income of $134,919,000 primarily comprised of an unrealized gain on our investment in Veritone totaling $153.6 million. The unrealized gain created a deferred tax liability totaling approximately $54.1 million at September 30, 2017. The future anticipated reversal of this deferred tax liability provides for a source of taxable income that allows for the realizability of existing deferred tax assets that have been reduced by a valuation allowance for the periods presented. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of valuation allowance, resulting in the 2% tax rate for the nine months ended September 30, 2017, respectively. Tax expense for the nine month periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Investments in Patent Portfolios

During the nine months ended September 30, 2017, we acquired control of one patent portfolio, from our patent partner Renesas Electronics of Japan, comprised of 23 U.S. and 12 foreign patents covering technologies such as DRAM and Flash memory, semiconductor fabrication process/packaging and power management.

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

For example, during the first nine months of 2017, fiscal year 2016 and 2015, we obtained control of only one, two and three, respectively, new patent portfolios, compared to six new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

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

Litigation and Licensing Expense. We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized elsewhere herein, and in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our overall patent portfolio investment, prosecution, licensing and enforcement activities. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

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

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2016. In addition, refer to Note 2 to the condensed consolidated financial statements included in this report. The following accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Investments. Equity investments without readily determinable fair values, in companies over which we have the ability to exercise significant influence, are accounted for using the equity method of accounting and classified within “Investments - equity method” in the condensed consolidated balance sheet. We include our proportionate share of earnings and/or losses of our equity method investees in “Equity in earnings (losses) of investee” in our condensed consolidated statements of operations.

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

U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value includes: Level 1 - Observable Inputs; Level 2 - Pricing Models with Significant Observable Inputs; and Level 3 - Unobservable Inputs. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information.

Whenever possible, we are required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. Our investment in Veritone common stock is reported at fair value, based on the applicable The NASDAQ Global Select Market stock price as of the applicable valuation date, as adjusted for an estimated discount for lack of marketability (“DLOM”) associated with the restricted nature of the common shares acquired (Level 3 input). Our investment in Veritone warrants is recorded at fair value, as adjusted for an estimated DLOM, based on the Black-Scholes option-pricing model, utilizing the following assumptions: risk-free interest rates ranging from 1.62% to 2.33%; expected terms ranging from 3 to 10 years; volatilities ranging from 45% to 55%; and a dividend yield of zero. The DLOM for our Veritone common stock and warrants was estimated utilizing a Finnerty model with the following results and assumptions:

	Veritone Common Stock		Veritone Warrants
	IPO Date	September 30, 2017	IPO Date	September 30, 2017
Estimated DLOM applied	5.7%	8%	5.7%	5%
Volatility assumptions	35%	100%	35%	45%
Term assumptions	6-months	1.5 months	6-months	3 to 6 months

A one percent increase in the DLOM assumptions utilized at all applicable valuation dates would result in a $2.3 million decrease in the fair value of our investment in Veritone at September 30, 2017, and a corresponding decrease in the net investment gain reflected in the condensed consolidated statement of operations for the three and nine months ended September 30, 2017.

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

Profits Interests Units. The fair value of our Veritone related Profits Interests Units, or Units, is estimated utilizing a Geometric Brownian Motion model (“GBM”) which considers probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 5) underlying or associated with the Units. At the estimated end of the term of the underlying warrant, the model estimates the total proceeds from the hypothetical exercise of the warrant and estimates the value of the Units by allocating the proceeds based on the waterfall described in the terms of the underlying agreement. The value of the Units on a marketable basis is the average allocation across all GBM simulation paths discounted to the applicable valuation date using the risk-free rate. This estimated value is adjusted for an estimate of a discount for lack of marketability (“DLOM”) using the Finnerty model, based on a security specific volatility calculated by changing Veritone’s common stock price by 1% and measuring the corresponding change in the value of the Units. For the three and nine months ended September 30, 2017, assumptions utilized in the GBM included a term of 5 years, stock price ranging from $11.71 to $45.45, volatility of 45%, and risk free interest rates ranging from 1.31% to 2.33% for terms ranging from one to 10 years. The estimated DLOM utilized ranged from 25% to 30%, based on assumptions including a term of approximately 4.9 years and a volatility of 45% for Veritone’s common stock. Volatility was estimated based on the historical volatilities of a set of comparable public companies, adjusted for leverage, over a term matching the term of the underlying warrant asset, which was approximately 5 years.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2017 and 2016

Revenues and Pretax Net Income (Loss)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

Revenues (in thousands, except percentage change values)	$36,633	$64,658	$(28,025)	(43)%	$61,944	$130,730	$(68,786)	(53)%
New agreements executed	3	11			18	30
Average revenue per agreement (in thousands)	$12,211	$5,878			$3,441	$4,358

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, using the prior year period as the base period, is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017 vs. 2016	2017 vs. 2016

Decrease in number of agreements executed	$(47,024)	$(52,292)
Increase (decrease) in average revenue per agreement executed	18,999	(16,494)
Total change in revenues	$(28,025)	$(68,786)

One licensee individually accounted for 96% of revenues recognized during the three months ended September 30, 2017, and three licensees accounted for 57%, 23% and 10% of revenues recognized during the nine months ended September 30, 2017. Two licensees individually accounted for 60% and 27% of revenues recognized during the three months ended September 30, 2016, and three licensees accounted for 30%, 27% and 13% of revenues recognized during the nine months ended September 30, 2016.

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentage change values)
Income (loss) before provision for income taxes	$158,585	$16,551	$142,034	>300%	$134,919	$(28,148)	$163,067	>300%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 vs. 2016%		2017 vs. 2016%
	(in thousands, except percentage values)
Decrease in revenues	$(28,025)	(20)%	$(68,786)	(42)%
Decrease in inventor royalties and contingent legal fees	13,380	9%	20,678	13%
Decrease in general and administrative expenses	2,528	2%	4,812	3%
Increase in non-cash stock compensation expenses	(6,909)	(5)%	(7,314)	(4)%
Decrease in litigation and licensing expenses	3,275	2%	7,802	5%
Decrease in patent amortization expenses	842	1%	11,275	7%
(Increase) decrease in patent-related impairment charges	(2,248)	(2)%	37,917	23%
Increase in gain on fair value investment	158,979	113%	153,568	94%
Other	212	—%	3,115	1%
Total change in income (loss) before provision for income taxes	$142,034	100%	$163,067	100%

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentage change values)
Inventor royalties	$—	$17,844	$(17,844)	(100%)	$4,939	$19,417	$(14,478)	(75)%
Contingent legal fees	$12,173	$7,709	$4,464	58%	$16,036	$22,236	$(6,200)	(28)%

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

	Three Months Ended September 30,	%	Nine Months Ended September 30,	%
	2017 vs. 2016		2017 vs. 2016
Inventor Royalties:
Decrease in total revenues	$(11,534)	65%	$(25,080)	173%
Decrease in inventor royalty rates	—	—%	(4,138)	29%
(Increase) decrease in revenues without inventor royalty obligations primarily due to upfront advance related preferred returns	(6,310)	35%	14,740	(102)%
Total change in inventor royalties expense	$(17,844)	100%	$(14,478)	100%

Contingent Legal Fees:
Decrease in total revenues	$(3,600)	(81)%	$(12,334)	199%
Increase in contingent legal fee rates	7,718	173%	5,402	(87)%
Decrease in revenues without contingent legal fee obligations	346	8%	732	(12)%
Total change in contingent legal fees expense	$4,464	100%	$(6,200)	100%

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$4,073	$7,348	$(3,275)	(45)%	$14,593	$22,895	$(8,302)	(36)%
Amortization of patents	$5,625	$6,467	$(842)	(13)%	$16,711	$27,986	$(11,275)	(40)%
Impairment of patent-related intangible assets	$2,248	$—	$2,248	100%	$2,248	$40,165	$(37,917)	(94)%
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

Litigation and licensing expenses-patents decreased for the periods presented due to a net decrease in litigation support, patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs and an overall decrease in portfolio related enforcement activities. We expect patent-related legal expenses to continue to fluctuate period to period as we incur costs related to upcoming scheduled and/or anticipated trial dates and international enforcement activities over the next several fiscal quarters, as we continue to focus on our remaining investments in these areas. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to a decrease in scheduled amortization on existing patent portfolios resulting from patent portfolio impairment charges previously recorded in the second (nine months only) and fourth quarter of 2016. Refer to discussion of patent intake trends above.

Impairment of Patent-Related Intangible Assets. Patent portfolio impairment charges totaled $2.2 million and $40.2 million for the nine months ended September 30, 2017 and 2016, respectively. Impairment charges for the nine months ended September 30, 2017 primarily reflect reductions in expected estimated future net cash flows for certain patent portfolios that management determined it would no longer allocate resources to in future periods. Impairment charges for 2016 primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio. The impairment charges for the 2016 periods presented reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	$	%	2017	2016	$	%

General and administrative expenses	$3,262	$5,790	$(2,528)	(44)%	$13,297	$18,109	$(4,812)	(27)%
Non-cash stock compensation expense - G&A	1,272	2,544	(1,272)	(50)%	4,833	5,754	(921)	(16)%
Non-cash stock compensation expense - Veritone Profits Interests	$8,181	$—	$8,181	100%	$8,235	$—	$8,235	100%
Total general and administrative expenses	$12,715	$8,334	$4,381	53%	$26,365	$23,863	$2,502	10%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 vs. 2016%		2017 vs. 2016%

Personnel cost reductions due to headcount reductions	$(752)	(17)%	$(2,287)	(91)%
Variable performance-based compensation costs	(844)	(19)%	(2,049)	(82)%
Corporate, general and administrative costs	(894)	(20)%	(1,213)	(48)%
Non-cash stock compensation expense	6,909	158%	7,314	292%
Non-recurring employee severance costs	(38)	(2)%	737	29%
Total change in general and administrative expenses	$4,381	100%	$2,502	100%

The increase in non-cash stock compensation expense was due to an increase in the estimated fair value of our Veritone related Profits Interests, or Profits Interests, as a result of the significant increase in the Veritone stock price during the third quarter of 2017. The increase in stock price resulted in an increase in the estimated fair value of the Veritone 10% common stock warrant, which is the asset underlying the Profits Interests. The increase also reflects the vesting in full of the Profits Interests as of September 30, 2017, pursuant to the satisfaction of the vesting conditions described at Note 7. Profits Interests are classified as liability awards, which are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is adjusted each reporting period for increases or decreases in fair value, prorated for the portion of the requisite service period rendered. Upon vesting, any previously unrecognized compensation expense is immediately recognized for any changes in fair value. Refer to Note 7 in the condensed consolidated financial statements elsewhere herein for additional information.

Change in Fair Value Investment, net

Acacia’s investment in Veritone is recorded at fair value, and therefore, is marked to market at each balance sheet date. Results for the three months ended September 30, 2017 included an unrealized gain on our investment in Veritone totaling $159.0 million. Results for the nine months ended September 30, 2017 included a net unrealized gain on our investment in Veritone totaling $153.6 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million, an unrealized gain on the exercise of our Primary Warrant of $4.6 million and an unrealized gain related to the application of the fair value method of accounting to our equity investment in Veritone as of September 30, 2017 of $146.3 million. Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional information regarding the impact of our investment in Veritone.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Provision for income taxes (in thousands)	$(216)	$(9,655)	$(2,935)	$(15,774)
Effective tax rate	—%	(58)%	(2)%	56%

Results for the three and nine months ended September 30, 2017 included pretax net income of $158.6 million, and $134.9 million, respectively, primarily comprised of an unrealized gain on our investment in Veritone for the three and nine months ended September 30, 2017 totaling $159.0 million and $153.6 million, respectively. The unrealized gain created a deferred tax liability totaling approximately $54.1 million at September 30, 2017. The future anticipated reversal of this deferred tax liability provides for a source of taxable income that allows for the realizability of existing deferred tax assets that have been reduced by a valuation allowance for the periods presented. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of valuation allowance, resulting in the 0% and 2% tax rate for the three and nine months ended September 30, 2017, respectively. Tax expense for the three and nine months ended September 30, 2017 primarily reflects the impact of state taxes and, for the nine month period, foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The effective rates for the 2016 periods primarily reflect the impact of foreign withholding taxes related to certain revenue agreements executed with third party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least November 2018 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption has continued into 2017.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $158.6 million at September 30, 2017, compared to $158.5 million (including restricted cash) at December 31, 2016.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$46,435	$23,219
Investing activities	(73,539)	(41,285)
Financing activities	645	(1,141)

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2017 decreased 21% to $87.6 million, as compared to $111.3 million in the comparable 2016 period, due to the net impact of the timing of cash receipts from licensees and a decrease in revenues. Cash outflows from operations for the nine months ended September 30, 2017 decreased 38% to $52.7 million, as compared to $84.7 million in the comparable 2016 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee was secured by a cash deposit (classified as restricted cash in the accompanying balances sheets) totaling $11.5 million at December 31, 2016. Upon resolution of all related matters in June 2017, the Guarantee was extinguished resulting in release of the cash collateral (and related restrictions on the cash balance) by the contracting bank. As of September 30, 2017, no amounts of Acacia’s cash and investments are restricted as to use.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016

Investments in Investees	$(31,514)	$—
Advances to Investee	(4,000)	(10,000)
Available-for-sale investments, net	(38,025)	(30,281)
Investments in patents/ patent rights	—	(1,000)
Purchases of property and equipment	—	(4)
Net cash used in investing activities	$(73,539)	$(41,285)
Investment in Veritone, Inc. On August 15, 2016, we entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provided for us to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, we entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permitted Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the condensed consolidated statement of operations). On August 15, 2016, we funded the initial $10 million loan (the “First Loan”).   On November 25, 2016, we funded the second $10 million loan (the “Second Loan”). The First Loan and the Second Loan were due and payable on November 25, 2017. In conjunction with the First Loan and Second Loan, Veritone issued us a total of three four-year $700,000 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.6088 per share. Veritone's initial public offering date was May 12, 2017. Upon Veritone’s consummation of a qualified public offering of its common stock on May 17, 2017 (“IPO”), all outstanding principal and accrued interest under the Veritone Loans, totaling $20.7 million, automatically converted into 1,523,746 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.

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

Our Veritone common shares are subject to a lock-up agreement that expires on November 8, 2017, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017.

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

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2017	2016

Distributions to noncontrolling interests	—	(1,358)
Repurchased restricted common stock	$(35)	$(25)
Proceeds from exercises of stock options	680	242
Net cash provided by (used in) financing activities	$645	$(1,141)

Working Capital

Working capital (including restricted cash) at September 30, 2017 decreased to $134.9 million, compared to $160.3 million at December 31, 2016. Consolidated accounts receivable from licensees decreased to $300,000 at September 30, 2017, compared to $26.8 million at December 31, 2016. Consolidated royalties and contingent legal fees payable increased to $19.8 million at September 30, 2017, compared to $13.9 million at December 31, 2016.

The majority of accounts receivable from licensees at September 30, 2017 were collected or are scheduled to be collected in the fourth quarter of 2017, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2017 and the first quarter of 2018, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of September 30, 2017 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating leases, net of guaranteed sublease income	$2,919	$212	$2,692	$15

Uncertain Tax Positions.  At September 30, 2017, we had total unrecognized tax benefits of approximately $1.7 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of September 30, 2017. If recognized, approximately $1.4 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. There was no activity related to the gross unrecognized tax benefits for the current period presented.

Recent Accounting Pronouncements

Refer to Note 8 to the condensed consolidated financial statements included in this report.

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

During the periods presented, our short-term investments were comprised of AAA-rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying condensed consolidated balance sheets) and direct investments in highly liquid, AAA-rated, U.S. government securities.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2017) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Other
As disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we identified, as of September 30, 2016, a material weakness in our internal control over financial reporting relating to the accounting for certain newly granted stock options with market vesting conditions granted during the third quarter of 2016. We properly reflected the non-cash stock compensation expense in our condensed consolidated financial statements included in our Form 10-Q for the quarter ended September 30, 2016 filed with the SEC and we were not required to restate or change our consolidated financial statements for any prior annual or interim period.
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

As described herein, in August 2016, we formed a strategic partnership with Veritone, Inc., or Veritone, pursuant to which we expect to leverage our expertise in intellectual property licensing and enforcement to assist Veritone with building its patent portfolio and execute upon its overall intellectual property strategy. As a part of this strategic partnership, we entered into an Investment Agreement and bridge financing with Veritone, investing approximately $53.3 million in Veritone, comprised of common stock and warrants as of September 30, 2017.

In addition, in May 2017, we made an investment in Miso Robotics, Inc., or Miso Robotics, an innovative leader in robotics and artificial intelligence solutions, totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in funding. Miso Robotics will use the funding to deliver an adaptable AI-driven robotic kitchen assistant that will work alongside kitchen staff to improve operational efficiency for the restaurant industry. In addition, we also entered into an intellectual property services agreement with Miso Robotics to help Miso Robotics drive AI-based solutions for the entire restaurant industry.

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

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT
10.1	Employment Agreement, dated September 18, 2017, by and between Robert Stewart and Acacia Research Group LLC.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T
___________________________

*	Filed herewith.

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

/s/ Robert Stewart
By: Robert Stewart
President
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     November 7, 2017

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
10.1	Employment Agreement, dated September 18, 2017, by and between Robert Stewart and Acacia Research Group LLC.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
___________________________

*	Filed herewith.

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