Form 10-K
period 2017-12-31
ACACIA RESEARCH CORP
filed 2018-03-07
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $202,307,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 1, 2018, 50,637,882 shares of common stock were issued and outstanding.

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
FISCAL YEAR ENDED DECEMBER 31, 2017

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries.  All patent portfolio investments, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

This Annual Report on Form 10-K, or the annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, without limitation, statements about our future business operations and results, our strategies and competition, and other forward-looking statements included in this annual report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning earnings, capital expenditures, litigation, competition, regulatory matters, stock price volatility, liquidity and capital resources, accounting matters and investments. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of “Risk Factors” in Item 1A of Part I of this annual report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

ITEM 1.  BUSINESS

General

We partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, and facilitating efficiency in connection with the monetization of patent assets. We also identify opportunities to partner with high-growth and potentially disruptive technology companies. These partnerships usually involve an equity or debt investment by us, along with entering into intellectual property, or IP, related agreements where we provide IP and other patent related services to these companies. We leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement our primary licensing and enforcement business.

We generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries control or own. We assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries.

We have established a proven track record of licensing and enforcement success with over 1,550 license agreements executed to date, across 193 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.4 billion, and have returned more than $731 million to our patent partners.

Corporate Information

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999. Our website address is www.acaciaresearch.com. Reference in this annual report to this website address does not constitute incorporation by reference of the information contained on or accessed through our website and references to our website address in this annual report are inactive textual references only. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form

8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

•	our corporate code of conduct, our code of conduct for our board of directors and our fraud policy;

•	our insider trading policy;

•	charters for our audit committee, nominating and corporate governance committee, disclosure committee and compensation committee; and

•	applicable dividend related tax forms.

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

Patent Licensing and Enforcement Business

We invest in, license and enforce patented technologies. We partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, and facilitating efficiency in connection with the monetization of patent assets.

We generate revenues and related cash flows from the granting of intellectual property rights for the use of patented technologies that our operating subsidiaries control or own. We assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation.

Refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for a partial summary of patent portfolios owned or controlled by certain of our operating subsidiaries.

Patents are an important asset class worldwide. Due to legislative and regulatory changes, licensing and enforcing patents has become increasingly difficult for patent holders, necessitating an experienced, well-capitalized, licensing partner. We have partnered with patent owners, including individual inventors, universities, and large multi-national corporations in a variety of technology sectors. These patent owners may have possessed limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies, or may seek to effectively and efficiently monetize their portfolio of patented technologies on an outsourced basis.

Under U.S. law, a patent owner has the right to exclude others from making, selling or using their patented invention. A third-party infringes a patent by making, offering for sale, selling, or using a patented invention without a license from the patent owner. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable license fees for their unauthorized use of third-party patents and will typically indiscriminately challenge any allegations of patent infringement. Inventors and/or patent holders without sufficient legal, financial and/or expert technical resources to bring and continue the pursuit of costly and complex patent infringement actions are often effectively ignored.

As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of patented technologies without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent infringement litigation. However, most patent infringement litigation settles out of court at amounts that are related to the strength of the patent portfolio and the value of the invention or inventions in the infringer’s products or services. We execute agreements that grant rights in our patents to users of our patented technologies. Our agreements can be negotiated without the filing of patent litigation, or negotiated within the context of ongoing patent litigation, depending on the specific facts and circumstances.

We are a principal in the licensing and enforcement effort, with our operating subsidiaries obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright. Our relationship with patent owners is the cornerstone of our corporate strategy. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and then, when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.

Patent Licensing Business Model and Strategy - Overview

We have the flexibility to structure arrangements in a number of ways to address the needs and specific sets of circumstances presented by each of our unique patent partners, examples of which include the following:

Generally, we maintain a 100% preferred rate of return until all deployed capital and advanced operational costs are recovered by us. After recovery of these costs, the net profit revenue share with patent partner commences, if applicable.

Key Elements of Business Strategy

Patent licensing and enforcement can be an effective and efficient way to maximize the profit potential of a patent, or patents, that are being practiced by third-parties without authorization. A patent license agreement grants a third-party user of an invention specific patent rights to the patented invention in exchange for patent license fees. Our patent licensing business provides patent holders with an opportunity to generate income from their patented inventions being practiced by third-parties without authorization and from third-parties that desire to practice their patented inventions with authorization. Our patent licensing and enforcement business strategy includes three fundamental elements, as follows:

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

Patent Discovery. The patent process breeds, encourages and sustains innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies, become core technologies in the way products and services are manufactured, sold or delivered by companies across a wide array of industries. Patent discovery involves identifying core, patented technologies that have been or are anticipated to be widely adopted by third-parties in connection with the manufacture, sale or use of products and services.

Assessment of Economic Value. Subsequent to the patent discovery process, our executives work internally and/or with external industry experts in the specific technology field, to evaluate the patented invention and its adoption and implementation in the marketplace. There are a number of factors to consider when analyzing a patent and determining a patent’s value including, (i) infringement, (ii) validity and (iii) enforceability.

To determine infringement, we must first identify third-parties that are practicing the invention(s) covered by the patent without obtaining permission from the patent owner to do so. A key tool in determining whether or not a company is infringing a patent is a claim chart, which demonstrates how the manufacture, sale, or use of an existing product compares against the claims of the patent.

The three main factors analyzed to determine validity are: (1) anticipation, which occurs when the claims of the patent are entirely revealed within a single piece of prior art, (2) obviousness which considers whether the differences between prior art and the patented invention are so slight that they would have been obvious at the time of invention to one who is skilled in the subject matter being patented, and (3) the existence of non-patentable subject matter, which considers whether the subject matter includes naturally occurring things, abstract concepts, or algorithms that perform an ordinary function.

To determine enforceability, a number of factors are analyzed, including whether or not there has been patent misuse, or whether or not there are antitrust violations associated with the patent. Due to the inherently complex nature of patent law, only a court or specific administrative body, such as the International Trade Commission, can make a decision whether a patent is infringed, valid and enforceable; however, we employ our wealth of expertise to make the best assessment possible given a specific fact pattern and set of circumstances.

We estimate a patent’s economic value by evaluating the expected value of the license revenue stream based on past, present and future revenue of infringing products or services, and the risk that a court will disagree with our infringement, validity or enforcement assessments of the patent. The processes and procedures employed in connection with the evaluation of a specific patent portfolio for future investment, licensing and enforcement are tailored and unique to each specific situation and can vary widely based on the specific facts and circumstances of a specific patent portfolio, such as the related technology, related industry and other factors.

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then we may not be able to identify new technology-based patent opportunities for sustainable revenue and /or revenue growth.

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

For example, we obtained control of only one, two and three new patent portfolios during fiscal years 2017, 2016 and 2015, respectively, compared to 6 new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. As a result of these continuing industry trends, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

As a result of the foregoing, we continue to evaluate other business opportunities which compliment, or supplement, our primary licensing and enforcement business and leverage our intellectual property expertise, as described below, including our continued efforts to identify and partner with potentially high-growth and disruptive technology companies.

Licensing and Enforcement. The final step in the patent licensing and enforcement process is to seek to monetize the patent portfolio by securing license agreements based on the patents use in the marketplace and estimated value. While we prefer to convince unauthorized users of our patented inventions of the value of the patented invention and secure a license agreement in a non-litigious manner, many infringers refuse to take such licenses even when confronted with substantial and persuasive evidence of infringement, validity, enforceability and significant economic value. As a result, often we must resort to litigation to demonstrate and prove infringement and ultimately induce infringers to take a license from us. We have found it effective to negotiate licenses concurrently with litigation due to the fact that litigation necessitates and facilitates an information exchange that helps both sides assess the value of a patent and make informed decisions. Also, litigation eventually leads to a court’s judgment. When a court agrees with our assessment of a patent, this judgment stops recalcitrant infringers from utilizing our patented technology indefinitely, without appropriate authorization.

We engage highly competent and experienced patent lawyers to prosecute our patent portfolio litigation. It is imperative for us to be persistent and patient throughout the litigation process as it typically takes 18-36 months from the filing date of a lawsuit to yield a license agreement from a potential licensee. Often, it takes longer to secure a final court judgment.

Patent license negotiations and litigation initiated by our operating subsidiaries usually lead to serious and thoughtful discussions with the unauthorized users of the patented inventions.  The result can be quite favorable with the user being granted rights under the patents for the patented invention in its products and services in exchange for financial remuneration.

Partnership Opportunities

Our team’s expertise in identifying and evaluating complex IP, and in developing and cultivating long-term business relationships, provides us a unique window into innovation and technological advancement. We have increased our efforts to leverage our expertise and experience to create new avenues which we believe will lead to increased shareholder value.

In this regard, we leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue opportunities to partner with high-growth companies in potentially disruptive technology areas. Examples of some of these technology areas include Artificial Intelligence, or AI, and machine learning, machine vision, robotics and blockchain technologies. Examples of our initial execution of this strategy are our partnerships with Veritone, Inc., or Veritone (Nasdaq: VERI), and Miso Robotics, Inc., or Miso Robotics.

In June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics. Miso Robotics will use the capital to expand its suite of collaborative, adaptable robotic kitchen assistants and to broaden applications for Miso AI, the company’s machine learning cloud platform. In addition, we also entered into an IP services agreement with Miso Robotics to help the company drive AI-based solutions for the restaurant industry. Our partnership with Miso Robotics represents our second partnership with companies seeking to transform the marketplace through Artificial Intelligence.

In August 2016, we announced the formation of a partnership with Veritone, a leading cloud-based Artificial Intelligence technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Under the partnership, we have the ability to leverage our intellectual property expertise to assist Veritone with building its patent portfolio and executing upon its overall intellectual property strategy. In order to enhance Veritone’s leadership position in the field of machine learning and AI, we provided a total of $53.3 million in funding to Veritone pursuant to an investment agreement executed in August 2016, as amended. Upon Veritone’s consummation of its initial public offering on May 17, 2017, or IPO, our loans and accrued interest were automatically converted into shares of Veritone common stock, and we were issued an additional warrant to purchase additional shares of Veritone common stock as described elsewhere herein.

Subsequent to the year ended December 31, 2017, in January 2018, we entered into a Joint Venture and Services Agreement, or Joint Venture Agreement, with Bitzumi, a company developing macro opportunities in the cryptocurrency and blockchain industries, including a next generation decentralized exchange. Bitzumi recently filed a Regulation A Offering Statement with the Securities and Exchange Commission and a listing application with NASDAQ. We made an initial $1.0 million equity investment in Bitzumi in January 2018. Under the Joint Venture Agreement, we will provide various patent-related services to Bitzumi and have the option to invest up to an additional $9.0 million to acquire Bitzumi common stock. In connection with our initial investment, we received a short-term warrant to purchase $4.0 million of Bitzumi common shares. Under the Joint Venture Agreement, we have a right to acquire up to an aggregate of $10.0 million of Bitzumi common shares (inclusive of our initial $1.0 million equity investment and exercise of our short-term warrant) at a price, except as paid by us for the initial investment and the exercise price of our short-term warrant, of $2.50 per share. Upon meeting certain conditions set forth in the Joint Venture Agreement, Bitzumi will also issue us a warrant for 30,000,000 shares of Bitzumi’s common stock. Our Joint Venture Agreement with Bitzumi represents our first venture in the cryptocurrency and blockchain marketplaces.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to patent portfolios with future patent expiration dates ranging from 2018 to approximately 2033, covering technologies used in a number of industries, including: transportation and automotive, telecommunications / smartphones, communications, memory, consumer electronics, energy efficiency, wireless and imaging and diagnostics.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for a summary of patent portfolios generating revenues for the applicable periods presented.

Competition

We encounter competition in the area of patent portfolio investment opportunities and enforcement. This includes an increase in the number of competitors seeking to invest in the same or similar patents and technologies that we may seek to invest in. Existing non-practicing entities compete in acquiring rights to intellectual property assets, and more entities may enter the market in future periods.

We also compete with financial firms, corporate buyers and others acquiring IP and investing in other technology opportunities. Many of these competitors may have more financial and human resources than us. We may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently or in the future may rely upon to generate future revenue.

Companies or other entities may develop competing technologies that offer better or less expensive alternatives to our patented technologies or technology partnerships. Many potential competitors may have significantly greater resources than the resources that we or our operating subsidiaries possess. Such technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by us obsolete and/or uneconomical.

Employees

As of December 31, 2017, on a consolidated basis, we had 13 full-time employees. Neither we, nor any of our subsidiaries, are a party to any collective bargaining agreement. We believe we have good relations with our employees.

ITEM 1A.  RISK FACTORS

An investment in our common stock involves risks. You should carefully consider the risks described below, together with all of the other information included in this annual report, as well as in our other filings with the SEC, in evaluating our business. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations could be materially adversely affected, and the trading price of our common stock could decline significantly. Certain statements below may be considered forward-looking statements. For additional information, see “Cautionary Note Regarding Forward-Looking Statements.”
Risks Related to Our Business

We have a history of losses and may incur additional losses in the future.

We reported net income of $22.2 million (includes $42.2 million of unrealized equity investment gains), a net loss of $54.1 million (includes $42.3 million of noncash patent impairment charges) and a net loss of $160.0 million (includes $104.9 million of noncash goodwill and patent impairment charges) for the years ended December 31, 2017, 2016 and 2015, respectively, and on a cumulative basis, we have sustained substantial losses since our inception. As of December 31, 2017, our accumulated deficit was $320.0 million. As of December 31, 2017, we had approximately $136.6 million in cash and cash equivalents and short-term investments and working capital of $130.1 million. Although we believe that our current cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months, we expect to continue incurring significant legal, general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future. Additional increases in our expenses without commensurate increases in revenues could significantly increase our operating losses. Any additional operating losses may have a material adverse effect on our stockholders’ equity and overall financial condition.

 Our ability to use net operating losses and certain other tax attributes is uncertain and may be limited.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all or any portion of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which may be outside of our control, could in the future result in an ownership change. Although we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.
On December 22, 2017, new tax legislation was signed into law. Among other things, it will reduce the maximum federal corporate income tax rate to 21% in future periods. It has also limited or eliminated certain deductions to which the Company has been entitled in past years and has reduced the value of the Company’s deferred tax assets as described elsewhere herein. Given the full valuation allowance provided for net deferred tax assets as of December 31, 2017, we do not expect the change in tax law to have a material impact on our consolidated financial statements provided herein. However, in the absence of guidance on various uncertainties and ambiguities in the application of certain provisions of the new legislation, we will use what we believe are reasonable interpretations and assumptions in applying the new legislation, but it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our prior interpretations and assumptions, which could have a material adverse effect on our cash tax liabilities, results of operations, and financial condition.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

     Our consolidated cash and cash equivalents and short-term investments totaled $136.6 million and $158.5 million at December 31, 2017 and 2016, respectively. To date, we have relied primarily upon net cash flows from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations. We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Failure to effectively manage our operational changes could strain our managerial, operational and financial resources and could adversely affect our business and operating results.

Our recent operational changes have placed, and are expected to continue to place, a strain on our managerial, operational and financial resources and systems. Operational changes primarily relate to the reductions in employee headcount across our licensing, business development and engineering functions during the three year period ended December 31, 2017. Reductions in headcount in these functions may impact our ability to effectively and efficiently allocate resources in a timely manner in connection with the licensing and enforcement of our existing patent portfolios. In addition, we have increased our focus on opportunities to partner with high-growth and potentially disruptive technology companies. As our businesses evolve, we will be required to continue to manage multiple relationships. Any further change by us, or increases in the number of our strategic relationships, may place additional strain on our managerial, operational and financial resources and systems. If we fail to manage our operational changes effectively or to develop, expand or otherwise modify our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

Patent portfolio investments may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential investment.
Our licensing and enforcement business has depended, in part, on our ability to invest in patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, historically we have engaged in patent portfolio investments in an effort to expand our patent portfolio assets. Such investments and potential investments are subject to numerous risks, including the following:

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

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then we may not be able to identify new technology-based patent opportunities for sustainable revenue and /or revenue growth.

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

For example, we obtained control of only one, two and three new patent portfolios during fiscal years 2017, 2016 and 2015, respectively, compared to 6 new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. As a result of these continuing industry trends, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

The success of our operating subsidiaries depends in part upon their ability to retain the best legal counsel to represent them in patent enforcement litigation in order to achieve favorable outcomes from such litigation. The outcome of such litigation is uncertain.

The success of our licensing business depends upon our operating subsidiaries’ ability to retain the best legal counsel to prosecute patent infringement litigation. As our operations evolve and industry conditions increase in complexity, it will become more difficult to find the best legal counsel to handle all of our cases. This is due in part to many of the best law firms having conflicts of interest that prevents their representation of our subsidiaries.

We spend a significant amount of our financial and management resources to pursue our current litigation matters. We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to our litigation are sometimes large, well-financed companies with substantially greater resources than us. We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, in part due to the appeals process and other legal processes, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. The inability to retain the best legal counsel to represent our operating subsidiaries in infringement actions may result in unfavorable or adverse outcomes, which may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to effectively operate our business or execute our business strategy.

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

Patent litigation is inherently risky and the outcome is uncertain. Some of the parties that we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents we own or control. If this were to occur, it may have a material adverse effect on our operations.

In addition, it is difficult to predict the outcome of patent enforcement litigation at any level. In the United States, there is a higher rate of appeals in patent enforcement litigation than standard business litigation. The defendant to any case we bring, may file as many appeals as allowed by right, including to the first, second and/or final courts of appeal (in the United States those courts would be the Federal Circuit and Supreme Court, respectively). Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue which could have a material adverse effect on our operating results and financial condition.

Our licensing cycle is lengthy and costly, and our legal and sales efforts may be unsuccessful.

We expect our operating subsidiaries to incur significant general and administrative and legal expenses prior to entering into license agreements and generating license revenues. We also spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

If our efforts to educate prospective licensees on the benefits of a license arrangement are unsuccessful, we may need to pursue litigation or other enforcement action to protect our patent rights. We may also need to litigate to enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations and there are no assurances that such enforcement actions will result in favorable results for us.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Our management concluded that our internal control over financial reporting was effective as of December 31, 2017. However, there are inherent limitations on effectiveness of controls. Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. Refer to Item 9A. “Controls and Procedures” for additional information related to the current period.

Our partnerships are subject to risks and we may experience significant financial losses on our related existing equity investments.

As described herein, in August 2016, we formed a partnership with Veritone pursuant to which we have the ability to leverage our expertise in intellectual property licensing and enforcement to assist Veritone with building its patent portfolio and execute upon its overall intellectual property strategy. As a part of this partnership, we entered into an investment agreement and bridge financing with Veritone, investing approximately $53.3 million in Veritone, comprised of common stock and warrants as of December 31, 2017.

In addition, in June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics. Miso Robotics will use the new capital to expand its suite of collaborative, adaptable robotic kitchen assistants and to broaden applications for Miso AI, the company’s machine learning cloud platform. In addition, we also entered into an intellectual property services agreement with Miso Robotics to help Miso Robotics drive AI-based solutions for the restaurant industry.

Our current partnerships and related equity investments are subject to a high degree of risk and could diminish our financial condition. Currently, none of our investees are profitable and have limited financial resources. The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have equity investments increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. In addition, the companies in which we have equity investments or with whom we partner may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies. These partnerships could also expose us to significant financial losses and may restrict our ability to execute other partnerships or limit alternative uses of our capital resources. If our partnerships suffer losses, our financial condition could be materially adversely affected. In addition, applicable securities law restrictions and other factors may result in an inability to liquidate any equity components of our equity investments. Our Veritone common shares are subject to a lock-up agreement that expired on February 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws.

Our initiative to identify partnerships may not be successfully implemented.

We intend to continue to selectively explore opportunities to partner with potentially high-growth and disruptive technology companies that we believe will allow us to leverage our experience, expertise, data and relationships to increase shareholder value. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow.

The successful implementation of our initiative to identify partnerships requires an investment of time, talent and money and is dependent upon a number of factors, some of which are not within our control. Those factors include the ability to effectively execute such initiatives in new and existing markets and market conditions in the various technology industries we pursue. We may allocate significant resources for long-term initiatives that may not have a short or medium-term or any positive impact on our revenue, results of operations, or cash flow. If we fail to properly identify successful companies to partner with and invest in, it may have an adverse effect on our financial condition. There can be no assurance that we will successfully implement this strategic initiative or that, if successfully pursued, this initiative will have the desired effect on our business or results of operations. Additionally, these new partnerships could expose us to significant financial losses and may restrict our ability to enter future partnerships or limit alternative uses of our capital resources. If our partnership related equity investments suffer losses, our financial condition could be materially adversely affected.

Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations and cash flows.

Recently-enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including the reduction of the U.S. corporate income tax rate, the limiting of interest deductions, adopting elements of a territorial tax system, imposing a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, or IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we have reflected a write-down of our deferred income tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards for financial statement purposes) due to the reduction of the U.S. corporate income tax rate. Based on currently available information, we recorded a reduction of approximately $25.3 million in the fourth quarter of 2017 related to the revaluation of our deferred tax assets, which will not result in additional tax expense in the quarter as our deferred tax assets are fully valued. This amount may be subject to further adjustment in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified.

While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

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
Our operating subsidiaries invest in patents with enforcement opportunities and spend a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented by Congress, the USPTO or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, such changes could negatively affect our business. United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual allegedly-infringing parties by their respective individual actions or activities. In addition, the America Invents Act enacted a new inter-partes review process, or IPR process, at the USPTO which can be, and often is, used by defendants, and other individuals and entities, to separately challenge the validity of any patent. The IPR process of the America Invents Act has in many instances increased costs for licensing and litigation and has resulted in the loss of certain portfolio patents which, in some cases, may have negatively impacted the value of those portfolios. The America Invents Act and its implementation has increased the uncertainties and costs surrounding the enforcement of our patented technologies, which in certain circumstances could have a material adverse effect on our business and financial condition.
The U.S. Department of Justice, or the DOJ, has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the DOJ could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies. Also, in 2014, the Federal Trade Commission, or FTC, initiated a study under Section 6(b) of the Federal Trade Commission Act to evaluate the patent assertion practice and market impact of Patent Assertion Entities, or PAEs.  The FTC’s initial notice and request for public comment relating to the PAE study appeared in the Federal Register on October 3, 2013.  We received and responded to a request for information as part of this FTC study.  The FTC study entitled, “Patent Assertion Entity Activity” was released in October 2016.
Finally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions. In addition, recent federal court decisions have lowered the threshold for obtaining attorneys’ fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination. These decisions may make it easier for district courts to shift a prevailing party’s attorneys’ fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. As a result, defendants in patent infringement actions brought by non-practicing entities may elect not to settle because these decisions make it much easier for defendants to get attorneys’ fees.
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
Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges and, as a result, we believe that the risk of delays in our patent enforcement actions will have a greater negative effect on our business in the future unless this trend changes.
Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.
The assets of our operating subsidiaries consist of patent portfolios, including pending patent applications before the USPTO. The value of our patent portfolios is dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an increase in our expenses.
Competition is intense in the industries in which our subsidiaries do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents.
We expect to encounter competition in the area of patent portfolio investments and enforcement. This includes competitors seeking to invest in the same or similar patents and technologies that we may seek to invest in. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.
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

Our revenue-generating opportunities depend on the use of our patented technologies by existing and prospective licensees, the overall demand for the products and services of our licensees, and on the overall economic and financial health of our licensees. If economic conditions do not continue to improve, or if they deteriorate, many of our licensees’ customers, which may rely on credit financing, may delay or reduce their purchases of our licensees’ products and services. In addition, the use or adoption of our patented technologies is often based on current and forecasted demand for our licensees’ products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources. If negative conditions in the global credit markets delay or prevent our licensees’ and their customers’ access to credit, overall consumer spending on the products and services of our licensees may decrease and the adoption or use of our patented technologies may slow, respectively. Further, if the markets in which our licensees’ participate do not continue to improve, or deteriorate further, this could negatively impact our licensees’ long-term sales and revenue generation, margins and operating expenses, which could in turn have an adverse effect on our business, results of operations and financial condition.

In addition, we have significant patent-related intangible assets recorded on our consolidated balance sheets. We will continue to evaluate the recoverability of the carrying amount of our patent-related intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our consolidated financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Reductions in internal resources may result in decisions to no longer allocate resources to certain licensing and enforcement programs which may result in significant impairment charges. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

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

•
we may elect to account for equity investments in companies where our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee at fair value, which may result in significant fluctuations in operating results (unrealized gains and losses) each period based on fluctuations in the stock price of our investments and the requirement to mark such investments to market at each balance sheet date;

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

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	our or our competitors’ technological innovations;

•	developments in relationships with licensees;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results;

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	concerns about sovereign debt of the United States and the European Union;

•	announcements by us or our competitors of significant contracts, investments, partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

      For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $2,873.11 - $4,095.06 during the 52-weeks ended December 31, 2017 and the NASDAQ Composite Index (IXIC) had a range of $5,397.99 - $7,003.89 over the same period. Over the same period, our common stock fluctuated within a range of $2.90 - $7.20.

As noted above, our stock price, like many others, has fluctuated significantly in recent periods and if investors have concerns that our business, operating results and financial condition will be negatively impacted by industry, global economic or other negative conditions, our stock price could continue to fluctuate significantly in future periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive, corporate and administrative offices are located in Newport Beach, California, where we lease approximately 17,758 square feet of office space, under a lease agreement that expires in December 2019, a portion of which is currently subleased. Our primary operating subsidiary, Acacia Research Group, LLC, and its subsidiaries, are headquartered in Frisco, Texas, where we lease office space under a lease agreement that expires in April 2019. Certain of our operating subsidiaries also maintain additional leased office space in Munich, Germany. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

We spend a significant amount of our financial and management resources to pursue our current litigation matters. We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to our litigation are sometimes large, well-financed companies with substantially greater resources than us. We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, in part due to the appeals process and other legal processes, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to effectively and efficiently monetize our assets.

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

	2017				2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$4.75	$5.50	$5.75	$7.20	$7.68	$7.25	$5.64	$4.30
Low	$3.80	$2.90	$3.70	$5.00	$5.55	$4.20	$3.75	$2.82

Dividend Policy

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that called for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, we paid quarterly cash dividends totaling $25.4 million during 2015. On February 23, 2016, our Board of Directors terminated the company’s dividend policy. Our Board of Directors terminated the dividend policy due to a number of factors, including our financial performance, our available cash resources, our cash requirements and alternative uses of capital that our Board of Directors concluded would represent an opportunity to generate a greater return on investment for us and our stockholders.

The current policy of our Board of Directors is to retain earnings, if any, to provide for our growth. Consequently, we do not expect to pay any cash dividends in the foreseeable future. Further, there can be no assurance that our proposed operations will generate revenues and cash flow needed to declare any future cash dividends or that we will have legally available funds to pay future dividends.

Stock Repurchase Program

In February 2018, our Board of Directors authorized a stock repurchase program, or the Program, to repurchase up to $20 million of our outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by the Board of Directors at its discretion. In determining whether or not to repurchase any shares of our common stock, our Board of Directors will consider such factors as the impact of the repurchase on our cash position, as well as our capital needs and whether there is a better alternative use of our capital. We have no obligation to repurchase any amount of our common stock under the Program. The Program is set to expire on February 28, 2019.

Holders of Common Stock

On March 1, 2018, there were approximately 49 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

	2013	2014	2015	2016	2017

Acacia Research Corporation common stock	$57	$66	$17	$25	$16
Nasdaq Composite Index (IXIC)	$138	$157	$166	$178	$229
NASDAQ-100 Technology Sector Index (NDXT)	$137	$170	$166	$206	$281

The graph covers the period from December 31, 2012 to December 31, 2017. Cumulative total returns are calculated assuming that $100 was invested on December 31, 2012, in our common stock, in the NASDAQ Composite Index, and in the NASDAQ-100 Technology Sector Index, and that all dividends, if any, were reinvested. Stockholder returns over the indicated period should not be considered indicative of future stock prices or stockholder returns.

 ITEM 6. SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2017 and 2016 and the consolidated selected statements of operations data for the years ended December 31, 2017, 2016 and 2015 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidated selected balance sheet data as of December 31, 2015, 2014 and 2013 and the consolidated selected statements of operations data for the years ended December 31, 2014 and 2013 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidated Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2017	2016	2015	2014	2013

Revenues	$65,402	$152,699	$125,037	$130,876	$130,556
Inventor royalties and contingent legal fees expense	21,634	49,204	34,631	44,233	54,508
Litigation and licensing expenses - patents	18,219	27,858	39,373	37,614	39,335
Amortization of patents	22,154	34,208	53,067	53,745	49,039
General and administrative expenses (excluding non-cash stock compensation expense)	17,145	23,857	27,128	30,439	31,335
Non-cash stock compensation expense (included in G&A in the statements of operations)	8,885	9,062	11,048	18,115	27,894
Other expenses - business development	1,189	3,079	3,391	3,840	3,251
Impairment of patent-related intangible assets	2,248	42,340	74,731	3,497	4,619
Impairment of goodwill	—	—	30,149	—	—
Other	1,200	500	4,141	1,548	3,506
Operating loss	(27,272)	(37,409)	(152,622)	(62,155)	(82,931)
Other income (expense)	51,911	798	(56)	(595)	2,131
Income (loss) before (provision for) benefit from income taxes	24,639	(36,611)	(152,678)	(62,750)	(80,800)
(Provision for) benefit from income taxes	(2,955)	(18,188)	(4,800)	(3,912)	21,958
Net income (loss) including noncontrolling interests in subsidiaries	$21,684	$(54,799)	$(157,478)	$(66,662)	$(58,842)

Net income (loss) attributable to Acacia Research Corporation	$22,180	$(54,067)	$(160,036)	$(66,029)	$(56,434)

Diluted income (loss) per common share	$0.44	$(1.08)	$(3.25)	$(1.37)	$(1.18)

Cash dividends declared per common share	$—	$—	$0.50	$0.50	$0.375

Consolidated Balance Sheet Data (In thousands)

	At December 31,
	2017	2016	2015	2014	2013

Cash and cash equivalents, restricted cash and investments	$136,604	$158,495	$145,948	$193,024	$256,702
Investment at fair value	104,754	—	—	—	—
Patents, net of accumulated amortization	61,917	86,319	162,642	286,636	288,432
Goodwill	—	—	—	30,149	30,149
Total assets	308,768	296,003	347,901	536,348	593,393
Total liabilities	13,109	28,560	33,746	47,300	31,195
Noncontrolling interests in operating subsidiaries	1,358	1,854	3,944	5,491	6,488
Acacia Research Corporation stockholders’ equity	294,301	265,589	310,211	483,557	555,710

Factors Affecting Comparability:

•
Investments at fair value. Our equity investment in Veritone is recorded at fair value at each balance sheet date, with changes in fair value reflected in the statements of operations. Results for the year ended December 31, 2017 included a net unrealized gain (included in other income (expense) in our consolidated statements of operations and in the table above) on our equity investment in Veritone totaling $49.5 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million and an unrealized gain on the exercise of our Primary Warrant of $4.6 million, both as of May 2017, and an unrealized gain related to the change in fair value of our equity investment in Veritone through December 31, 2017 of $42.2 million. Refer to Note 7 to the consolidated financial statements elsewhere herein for additional information regarding the impact of our equity investment in Veritone.

•
Litigation and licensing expenses - patents. Litigation and licensing expenses-patents fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. The trend of declining litigation and licensing expenses-patents reflects an overall decrease in portfolio related enforcement activities over the applicable periods. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
Non-cash stock compensation expense. In February 2017, AIP Operation LLC, or AIP, an indirect subsidiary of ours, adopted a Profits Interests Plan, or the Profits Interests Plan, that provides for the grant of AIP membership interests to certain members of management and the Board of Directors of Acacia Research Corporation as compensation for services rendered. The membership interests are represented by units, or the Units, reserved for the issuance of awards under the Profits Interests Plan. As of December 31, 2017, AIP holds the Veritone 10% Warrant described at Note 10. The fair value of the Units totaled $3.0 million as of December 31, 2017 and is classified as a liability in our consolidated balance sheet, with the corresponding compensation charge included in non-cash general and administrative expenses in the statement of operations for the year ended December 31, 2017.

•
Impairment of patent related intangible assets. The impairment charges for the periods presented reflect the impact of reductions in expected estimated future net cash flows for certain portfolios due to adverse legal outcomes, conclusion of the related licensing and enforcement programs and /or certain patent portfolios that management determined it would no longer allocate resources to in future periods. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

•
Goodwill. We conducted an annual goodwill impairment test as of December 31, 2015. Based upon the difference between the implied fair value of goodwill and the historical carrying value of goodwill, due primarily to the sustained decline in the Company’s stock price and adverse litigation outcomes in the fourth quarter of 2015, we recognized a goodwill impairment charge totaling $30.1 million. Refer to “Critical Accounting Policies” below for additional information.

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

General

We invest in, license and enforce patented technologies. We partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We generate revenues and related cash flows from the granting of patent rights for the use of patented technologies that our operating subsidiaries control or own. We assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. We are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

We have a proven track record of licensing and enforcement success with over 1,550 license agreements executed to date, across 193 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.4 billion, and have returned more than $731 million to our patent partners.

We also identify opportunities to partner with high-growth and potentially disruptive technology companies. We leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement our primary licensing and enforcement business.

Our business is described more fully in Item 1. “Business,” of this annual report.

Executive Overview

For the years ended December 31, 2017, 2016 and 2015 we reported revenues of $65.4 million, $152.7 million and $125.0 million, respectively. Cash and short-term investments totaled $136.6 million as of December 31, 2017, as compared to $158.5 million as of December 31, 2016. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. During 2017 and 2016, we also focused on cost reduction and optimization efforts, including reductions in headcount, renegotiation of certain existing arrangements, termination of certain patent licensing programs to maximize resource allocation, and reducing facilities costs.

We continue to experience challenges in the existing patent and licensing environment, including challenges in identifying and acquiring new high-quality patent assets as discussed below. Despite these challenges, we will continue to invest in and monetize our existing quality patent assets.

Our team’s expertise in identifying and evaluating complex IP, and in developing and cultivating long-term business relationships, provides us a unique window into innovation and technological advancement. We are increasing our efforts to leverage our expertise and experience to create new avenues which we believe will lead to increased shareholder value. In this regard, and in addition to monetizing our existing IP assets, we will increase our focus on opportunities to partner with high-growth and potentially disruptive technology companies. We will leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. Examples of some of these technology areas include Artificial Intelligence, or AI, and machine learning, machine vision, robotics and blockchain technologies. Examples of our initial execution of this strategy are our partnerships with Veritone, Inc., or Veritone (Nasdaq: VERI), and Miso Robotics, Inc., or Miso Robotics, described below.

Enforcement Activities. In March 2017, our subsidiary, Saint Lawrence Communications, LLC, or Saint Lawrence, received a jury verdict in its case against Motorola, Inc. in the United States District Court for the Eastern District of Texas, or District Court. The jury returned a verdict that five U.S. patents were valid and infringed. The jury found that the infringement was willful and returned a damages award of nearly $9.2 million for past infringement. The District Court is currently considering Saint Lawrence’s post-trial motion for and attorneys’ fees as well as post-trial motions from Motorola. We are awaiting issue of the final judgment by the District Court in this matter, after which appeals may be filed. In addition, our German subsidiary, Saint Lawrence Communications GmbH, was granted injunctions by the German court in enforcement proceedings against Motorola, Inc., which injunctions have been appealed by Motorola. The Motorola actions have not yet concluded, and hence, no revenues have been recognized in the statements of operations related to these specific Motorola actions.

During the second quarter of 2017, Saint Lawrence resolved its enforcement actions against ZTE including the U.S. lawsuit. In February 2018, Saint Lawrence and Saint Lawrence Communications GmbH entered into an agreement with Apple Inc. to resolve all outstanding litigation.

As previously reported, in September 2016, our subsidiary Cellular Communications Equipment LLC, or CCE, received a jury verdict of infringement by Apple, Inc. In the third quarter of 2017, CCE entered into an agreement with Apple Inc. to resolve the patent litigation.

Partnerships. We may from time to time evaluate other business opportunities which complement, or supplement, our primary licensing and enforcement business and leverage our intellectual property expertise. For example, in June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics. Miso Robotics will use the capital to expand its suite of collaborative, adaptable robotic kitchen assistants and to broaden applications for Miso AI, the company’s machine learning cloud platform. In addition, we also entered into an IP services agreement with Miso Robotics to help the company drive AI-based solutions for the entire restaurant industry. Our partnership with Miso Robotics represents our second partnership with companies seeking to transform the marketplace through Artificial Intelligence.

In August 2016, we announced the formation of a partnership with Veritone, a leading cloud-based Artificial Intelligence technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Under the partnership, we have the ability to leverage our intellectual property expertise to assist Veritone with building its patent portfolio and executing upon its overall intellectual property strategy. In order to enhance Veritone’s leadership position in the field of machine learning and AI, we provided a total of $53.3 million in funding to Veritone pursuant to an investment agreement executed in August 2016, as amended.

Upon Veritone’s consummation of its IPO, our loans and accrued interest were automatically converted into 1,969,186 shares of Veritone common stock. In addition, Acacia exercised its Primary Warrant, acquiring 2,150,335 shares of Veritone common stock. Following the automatic exercise of our Primary Warrant, Veritone issued to us an additional warrant, or the 10% Warrant, that provides for the issuance of additional shares of common stock of Veritone at an exercise price per share of $13.6088 per share, with 50% of the shares underlying the 10% Warrant vesting as of the issuance date and the remaining 50% of the shares vesting on the first anniversary of the issuance date. Results for the year ended December 31, 2017 included a net unrealized investment gain on our equity investment in Veritone totaling $49.5 million, primarily related to the increase in Veritone’s stock price since the IPO and our related requirement to mark our Veritone investment to market at each balance sheet date. Our Veritone common shares were subject to a lock-up agreement that expired on February 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. Refer to Note 7 to the consolidated financial statements elsewhere herein for additional information regarding our partnership with Veritone.

We believe these partnerships will be synergistic with our overall business strategies.

Patent Portfolio Intake. One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity of the current patent environment. We acquired one portfolio during fiscal year 2017 from our partnership with Renesas Electronics of Japan.

With respect to our licensing, enforcement and overall business, neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then we may not be able to identify new technology-based patent opportunities for sustainable revenue and /or revenue growth.

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

For example, we obtained control of only one, two and three new patent portfolios during fiscal years 2017, 2016 and 2015, respectively, compared to 6 new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. As a result of these continuing industry trends, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

Operating activities during the periods presented included the following:

	2017	2016	2015

Revenues (in thousands)	$65,402	$152,699	$125,037
New agreements executed	20	39	63
Licensing and enforcement programs generating revenues - during the respective period	13	28	30
Licensing and enforcement programs with initial revenues	1	7	4
New patent portfolios	1	2	3
Year end cash, cash equivalents and short-term investments*	$136,604	$158,495	$145,948
___________________________________
* Includes restricted cash (2016 and 2015 balances only)

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

•
historically, based on the merits and strength of our operating subsidiary’s patent infringement claims and other factors, many prospective licensees have elected to settle significant patent infringement cases and pay reasonable license fees for the use of our patented technology, as those patent infringement cases approached a court determined trial date; and

•	fluctuations in overall patent portfolio related enforcement activities which are impacted by the portfolio intake challenges discussed above.

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

Summary of Results of Operations - For Fiscal Years 2017, 2016 and 2015
(In thousands, except percentage change values)

	Fiscal Year			% Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Revenues	$65,402	$152,699	$125,037	(57)%	22%
Inventor royalties and contingent legal fees	21,634	49,204	34,631	(56)%	42%
Litigation and licensing expenses - patents	18,219	27,858	39,373	(35)%	(29)%
Amortization expense	22,154	34,208	53,067	(35)%	(36)%
Impairment of patent-related intangible assets	2,248	42,340	74,731	(95)%	(43)%
Impairment of goodwill	—	—	30,149	—%	(100)%
Other operating costs and expenses(1)	28,419	36,498	45,708	(22)%	(20)%
Operating loss	(27,272)	(37,409)	(152,622)	(27)%	(75)%
Total other income (expense)	51,911	798	(56)	*	*
Provision for income taxes	(2,955)	(18,188)	(4,800)	(84)%	279%
Net (income) loss attributable to noncontrolling interests in subsidiaries	496	732	(2,558)	(32)%	(129)%
Net income (loss) attributable to Acacia Research Corporation	22,180	(54,067)	(160,036)	(141)%	(66)%

____________________________________
* Percentage change in excess of 300%
(1) Includes non-cash stock compensation charges of $8.9 million, $9.1 million and $11.0 million in fiscal years 2017, 2016 and 2015, respectively, included in General and administrative expense in the consolidated statements of operations.

Overview - Fiscal Year 2017 compared with Fiscal Year 2016

•
Revenues decreased $87.3 million, or 57% to $65.4 million, due primarily to a decrease in the number of agreements executed and a decrease in average revenue per agreement. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Income before provision for income taxes was $24.6 million for fiscal year 2017, as compared to a loss before provision for income taxes of $36.6 million for fiscal year 2016. The net change was primarily comprised of the change in revenues described above, a net $49.5 million unrealized gain on our equity investment in Veritone, a $3.0 million non-cash stock compensation charge for our Veritone related profits interest units and a net decrease in operating expenses, as follows:

•
Inventor royalties and contingent legal fees, on a combined basis, decreased $27.6 million, or 56%, relatively consistent with the 57% decrease in revenues in fiscal year 2017. Contingent legal fees decreased $9.8 million, or 37%, due to an increase in average contingent legal fee rates for the portfolios generating revenues in fiscal year 2017. Inventor royalties decreased $17.8 million, or 78%, primarily due to lower average inventor royalty rates for the portfolios generating revenues during fiscal year 2017.

•
Litigation and licensing expenses-patents decreased $9.6 million, or 35%, to $18.2 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and an overall decrease in portfolio related enforcement activities. Refer to “Investments in

Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
Amortization expense decreased $12.1 million, or 35%, to $22.2 million, due to a decrease in scheduled amortization resulting from patent portfolio impairment charges previously recorded in the second and fourth quarters of 2016, and no new patent portfolio acquisition costs incurred during fiscal year 2017.

•
Impairment of patent-related intangible asset charges decreased $40.1 million, or 95%, to $2.2 million. Impairment charges reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and/or the impairment of certain portfolios that management determined it would no longer allocate resources to in future periods.

•
General and administrative expenses decreased $6.9 million, or 21%, to $26.0 million, due primarily to a reduction in personnel costs in connection with headcount reductions in 2016 and 2017, a decrease in variable performance based compensation costs consistent with the decrease in revenues for the periods and a decrease in corporate, general and administrative costs.

Excluding profits interests related non-cash stock compensation, non-cash stock compensation expense decreased $3.2 million, or 36% due primarily to the reduction in head count. Profits interests related non-cash stock compensation expense totaled $3.0 million, reflecting the December 31, 2017 fair value of our Veritone related profits interest units granted in February 2017.

•
Results for fiscal year 2017 included a net unrealized gain on our investment in Veritone totaling $49.5 million (included in other income (expense)), comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million and an unrealized gain on the exercise of our Primary Warrant of $4.6 million, both as of May 2017, and an unrealized gain related to the change in fair value of our equity investment in Veritone through December 31, 2017 of $42.2 million.

•
Tax expense for fiscal years 2017 and 2016 primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. Results for fiscal year 2017 included a significant unrealized gain on our investment in Veritone, which created a related deferred tax liability. The future anticipated reversal of this deferred tax liability provides for a source of taxable income that allows for the realizability of existing deferred tax assets that have been reduced by a valuation allowance for the periods presented. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of valuation allowance. See below for additional information.

Overview - Fiscal Year 2016 compared with Fiscal Year 2015

•
Revenues increased $27.7 million, or 22% to $152.7 million for fiscal year 2016, due to an increase in average revenue per agreement, which was partially offset by a decrease in the number of agreements executed.

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

•
In the fourth quarter of fiscal 2015, we performed an impairment analysis of goodwill. Based upon the difference between the implied fair value of goodwill and the historical carrying value of goodwill, due primarily to the sustained decline in the Company’s stock price and adverse litigation outcomes occurring in the fourth quarter of 2015, we recognized a goodwill impairment charge totaling $30.1 million in the fourth quarter of 2015.

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

•
Tax expense for the periods presented reflects foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions and other state taxes, and the impact of full valuation allowances recorded for net operating loss (2015 only) and foreign tax credit related tax assets generated during the periods. As such, no tax benefit was recognized for net operating loss and foreign tax credit related tax benefits generated during the applicable periods presented.

Revenues for the periods presented included fees from the following licensing and enforcement programs:

•	360 Degree View Technology(3)	•	Oil and Gas Drilling technology(2)
•	3G & 4G Cellular Air Interface and Infrastructure technology(3)	•	Oil and Gas Production technology(3)
•	4G Wireless technology(2)(3)	•	Online Auction Guarantee technology(1)(2)(3)
•	Audio Communications Fraud Detection technology(2)(3)	•	Optical Networking technology(1)(2)(3)
•	Automotive Safety, Navigation and Diagnostics technology(3)	•	Optimized Microprocessor Operation technology(3)
•	Bone Wedge technology(1)(2)(3)	•	Reflective and Radiant Barrier Insulation technology(2)(3)
•	Broadband Communications technology(2)(3)	•	Semiconductor 3D Die Stacking technology(2)
•	Cardiology and Vascular Device technology(1)(2)(3)	•	Semiconductor Memory Circuit and Manufacturing Processes technology(2)
•	Diamond and Gemstone Grading technology(2)	•	Semiconductor and Memory-Related technology(1)
•	DisplayPort and MIPI DSI technology(1)(2)(3)	•	Semiconductor Testing technology(3)
•	DRAM and Flash Memory technology(2)	•	Shared Memory for Multimedia Processing(1)(2)(3)
•	Electronic Access Control technology(1)(3)	•	Speech codes used in wireless and wireline systems technology(1)(2)(3)
•	Electronic spreadsheet, data analysis and software development technology(2)	•	Spinning and Jousting Toy Game technology(3)
•	Enhanced Mobile Communications technology(3)	•	Super Resolutions Microscopy technology(1)(2)(3)
•	Flash Memory technology(2)	•	Surgical Access technology(3)
•	Gas Modulation Control Systems technology(2)(3)	•	Suture Anchors technology(3)
•	High Speed Circuit Interconnect and Display Control technology(2) (3)	•	Telematics technology(2)(3)
•	Improved Lighting technology(3)	•	Unicondylar Knee Replacement technology(3)
•	Innovative Display technology(1)(3)	•	Variable Data Printing technology(2)
•	Intercarrier SMS technology(3)	•	Video Analytics for Security technology(3)
•	Interstitial and Pop-Up Internet Advertising technology(2)(3)	•	Video Conferencing technology(1)
•	Knee Replacement technology(2)	•	Voice-Over-IP technology(3)
•	Lighting Ballast technology(2)	•	Wireless Data Synchronization & Data Transfer technology(3)
•	Location Based Services technology(3)	•	Wireless Infrastructure and User Equipment technology(1)(2)(3)
•	Messaging technology(3)	•	Wireless Location Based Services technology(3)
•	Microprocessor and Memory technology(2)(3)	•	Wireless Monitoring technology(3)
•	Mobile Computer Synchronization technology(3)
______________________________________

(1)	Licensing and enforcement program generating revenue in 2017.
(2)	Licensing and enforcement program generating revenue in 2016.
(3)	Licensing and enforcement program generating revenue in 2015.

Revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, and may be significant to our licensing and enforcement business as a whole.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials. As of the date of this report, our operating subsidiaries have approximately seven pending patent infringement cases with a scheduled trial date in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts.  Please refer to Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.

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

•
The complexity of negotiations and potential magnitude of exposure for potential infringers associated with higher quality patent portfolios may lead to increased intervals of time between the filing of litigation and potential revenue events (i.e. markman dates, trial dates), which may lead to increased legal expenses, consistent with the higher revenue potential of such portfolios; and

•
Fluctuations in overall patent portfolio related enforcement activities which are impacted by the portfolio intake challenges discussed above could harm our operating results and our financial position.

Investments in Patent Portfolios

One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity associated with the current patent environment. We acquired one portfolio during fiscal year 2017 from our partnership with Renesas Electronics of Japan, compared to two new patent portfolios and three new patent portfolios in fiscal years 2016 and 2015, respectively. There were no patent portfolio investment costs paid in fiscal year 2017, compared to $1.2 million and $19.5 million in fiscal years 2016 and 2015, respectively.

With respect to our licensing, enforcement and overall business, neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own intellectual property through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then we may not be able to identify new technology-based patent opportunities for sustainable revenue and /or revenue growth.

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

For example, we obtained control of only one, two and three new patent portfolios during fiscal years 2017, 2016 and 2015, respectively, compared to 6 new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. As a result of these continuing industry trends, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

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

We believe that, of the significant accounting policies discussed in Note 2 to our notes to consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;

•	stock-based compensation expense, including valuation of profits interests;

•	valuation of long-lived and intangible assets including goodwill;

•	valuation of investments; and

•	accounting for income taxes.

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

Generally, our agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

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

For fiscal years 2017, 2016 and 2015, the majority of our revenue agreements provided for the payment to us of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services. The agreements provided for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement. As such, the earnings process was determined to be complete and revenue was recognized upon the execution of the agreements, when all other revenue recognition criteria were met. Historically, term license agreements have not been a material component of our operating revenues, with the majority of license agreements being paid-up, perpetual license agreements.

Stock-based Compensation Expense

Equity Based Awards. Stock-based compensation payments to employees and non-employee directors are recognized as expense in the statements of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for nonvested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods.

The FASB issued a new standard, effective January 1, 2017, that changes the accounting for certain aspects of share-based payments to employees, including allowing an employer to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur. Effective January 1, 2017, we elected to account for forfeitures of awards as they occur. The prior standard required us to estimate the number of awards for which the requisite service period is expected to be rendered and base the accruals of compensation cost on the estimated number of awards that will vest. The adoption of this standard did not have a material impact on our consolidated financial statements.

During the year ended December 31, 2016, the Company granted stock options with market-based vesting conditions. The options with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a four-year period. The effect of a market-based vesting condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation cost is recognized for an option with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. The service period for options with a market-based vesting condition is inferred from the application of the Monte Carlo valuation technique. The derived service period represents the duration of the median of the distribution of share price paths on which the market condition is satisfied. The duration is the period of time from the service inception date to the expected date of satisfaction, as determined from the valuation technique. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of .92%; expected volatility of 55%; and expected dividend yield of 0%. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments.

Profits Interests Units. The fair value of the Units issued under our Veritone related Profits Interests Plan is estimated utilizing a Geometric Brownian Motion model, or GBM, which considers probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 7) underlying or associated with the Units. At the estimated end of the term of the underlying warrant, the model estimates the total proceeds from the hypothetical exercise of the warrant and estimates the value of the Units by allocating the proceeds based on the waterfall described in the terms of the underlying agreement. The value of the Units on a marketable basis is the average allocation across all GBM simulation paths discounted to the applicable valuation date using the risk-free rate. This estimated value is adjusted for an estimate of a discount for lack of marketability, or DLOM, using the Finnerty model, based on a security specific volatility calculated by changing Veritone’s common stock price by 1% and measuring the corresponding change in the value of the Units. For the year ended December 31, 2017, assumptions utilized in the GBM included a term of 4.4 years, stock price of $23.20, volatility of 50%, and risk free interest rates ranging from 1.76% to 2.40% for terms ranging from one to 10 years. The estimated DLOM utilized was 30%, based on assumptions including a term of approximately 4.4 years and a volatility of 85% for Veritone’s common stock. Volatility was estimated based on the historical volatilities of a set of comparable public companies, adjusted for leverage, over a term matching the term of the underlying warrant asset, which was approximately 4.4 years. A hypothetical 5% change in the estimated DLOM would result in a $217,000 change in the estimated fair value of the profits interest liability.

Valuation of Long-lived and Intangible Assets Including Goodwill

Patent Portfolio Impairment Testing. We review long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

For the fiscal year ended December 31, 2017, we recorded $2.2 million of patent portfolio impairment charges. For the fiscal year ended December 31, 2016, we recorded $42.3 million of patent portfolio impairment charges, primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio. The impairment charges were recorded in the periods due to adverse litigation outcomes, a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date. Estimated fair value was determined based on estimates of future cash flows and estimates of probabilities of realization given adverse litigation outcomes and resource allocation decisions.

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

Goodwill Impairment Testing - December 31, 2015. At December 31, 2015, prior to the completion of the annual goodwill impairment test, the goodwill balance totaled $30.1 million. Goodwill is tested for impairment at our single reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors considered important, which could trigger an impairment review, include the following:

•	significant consistent gradual decline in the our stock price for a sustained period;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of assets or the strategy for our overall business;

•	significant negative industry or economic trends; and

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments.

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

Valuation of Investments

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

We may elect to account for equity investments in companies with readily determinable fair values, where our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee, at fair value. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e. common stock and warrants). Refer to Note 7 for information regarding our investment in Veritone.

Determination of whether we possess the ability to exercise significant influence requires significant judgment, including consideration of the extent to which our voting interests, board representation, financial arrangements and other factors provide us with the ability to exercise significant influence with respect to an investee. A change in facts or judgments resulting in the determination that control exists would result in consolidation of the investment and recognition of related revenues and expenses with a corresponding non-controlling interest.

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

Whenever possible, we are required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. Our Veritone common stock is reported at fair value, based on the applicable NASDAQ Global Select Market stock price as of the applicable valuation date, as adjusted for an estimated DLOM associated with the restricted nature of the common shares acquired (Level 3 input). Our Veritone warrants are recorded at fair value, as adjusted for an estimated DLOM, based on the Black-Scholes option-pricing model, utilizing the following assumptions: risk-free interest rates ranging from 1.94% to 2.37%; expected terms ranging from 3 to 9 years; volatilities ranging from 45% to 55%; and a dividend yield of zero.

The DLOM for our Veritone common stock and warrants was estimated utilizing a Finnerty model with the following results and assumptions:

	Veritone Common Stock		Veritone Warrants
	IPO Date	December 31, 2017	IPO Date	December 31, 2017
Estimated DLOM applied	5.7%	5%	5.7%	10%
Volatility assumptions	35%	37%	35%	72% - 87%
Term assumptions	6 months	2 months	6 months	5 months

A one percent increase in the DLOM assumptions utilized at all applicable valuation dates would result in a $1.1million decrease in the fair value of our investment in Veritone at December 31, 2017, and a corresponding decrease in the net unrealized investment gain reflected in the consolidated statements of operations for the year ended December 31, 2017.

We review investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we consider available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2017, 2016 and 2015. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

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

In 2017, 2016 and 2015, based on management’s assessment, a full valuation allowance was recorded against the company’s net deferred tax assets generated during the periods and the balances as of the end of each of the periods, due to uncertainty regarding future realization of such tax assets pursuant to guidance set forth in ASC 740, “Income Taxes.” In future periods, if we determine that the company will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is recorded.

Any changes in the judgments, assumptions and estimates associated with our analysis of the need for a valuation allowance in any future periods could materially impact our financial position and results of operations in the periods in which those determinations are made.

Consolidated Results of Operations
Comparison of the Results of Operations for Fiscal Years 2017, 2016 and 2015

Revenues

				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentage change values and number of agreements)
Revenues	$65,402	$152,699	$125,037	$(87,297)	(57)%	$27,662	22%
New revenue agreements executed	20	39	63
Average revenue per agreement	$3,270	$3,915	$1,985

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

	2017 vs. 2016	2016 vs. 2015
	(in thousands)
Decrease in number of agreements executed	$(74,392)	$(47,633)
Increase (decrease) in average revenue per agreement executed	(12,905)	75,295
Total	$(87,297)	$27,662

Three licensees individually accounted for 54%, 21% and 10%, respectively, of revenues recognized during the year ended December 31, 2017. Three licensees individually accounted for 26%, 23% and 11%, respectively, of revenues recognized during the year ended December 31, 2016. Three licensees individually accounted for 24%, 20% and 16%, respectively, of revenues recognized during the year ended December 31, 2015.

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

Net Income (Loss)

				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Net income (loss) attributable to Acacia Research Corporation	$22,180	$(54,067)	$(160,036)	$76,247	(141)%	$105,969	(66)%

A reconciliation of the change in net income (loss) for the periods presented is as follows:

	2017 vs. 2016%		2016 vs. 2015%
	(in thousands, except percentage values)
Increase (decrease) in revenues	$(87,297)	(114)%	$27,662	26%
(Increase) decrease in inventor royalties and contingent legal fees combined	27,570	36%	(14,573)	(14)%
Decrease in general and administrative expenses	6,889	9%	5,257	5%
Decrease in litigation and licensing expenses	9,639	13%	11,515	11%
Decrease in patent amortization expenses	12,054	16%	18,859	18%
Decrease in impairment of patent-related intangible assets	40,092	53%	32,391	31%
Decrease in impairment for goodwill	—	—%	30,149	28%
Change in provision for income taxes	15,233	20%	(13,388)	(13)%
Unrealized gain and change in fair value of investment	49,526	65%	—	—%
Other	2,541	2%	8,097	8%
Net change in net income (loss)	$76,247	100%	$105,969	100%

Cost of Revenues

				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Inventor royalties	$4,952	$22,730	$18,462	$(17,778)	(78)%	$4,268	23%
Contingent legal fees	16,682	26,474	16,169	(9,792)	(37)%	10,305	64%
Litigation and licensing expenses - patents	18,219	27,858	39,373	(9,639)	(35)%	(11,515)	(29)%
Amortization of patents	22,154	34,208	53,067	(12,054)	(35)%	(18,859)	(36)%

Inventor Royalties and Contingent Legal Fees Expense.  The economic terms of patent portfolio related partnering agreements and contingent legal fee arrangements, if any, including royalty obligations, if any, royalty rates, contingent fee rates and other terms and conditions, vary across the patent portfolios owned or controlled by our operating subsidiaries. In certain instances, we have invested in certain patent portfolios without future inventor royalty obligations. These costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms, conditions and obligations generating revenues each period.

A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense, in relation to the change in total revenues, for the comparable periods presented, is as follows:

	2017 vs. 2016	% of Prior Period Balance	2016 vs. 2015	% of Prior Period Balance
Inventor Royalties:	(in thousands, except percentage change values)
Increase (decrease) in inventor royalty rates	$(4,345)	(19)%	$11,518	62%
Increase (decrease) in total revenues	(30,254)	(133)%	4,729	26%
Decrease (increase) in revenues without inventor royalty obligations	16,821	74%	(11,979)	(65)%
Total change - inventor royalties expense	$(17,778)	(78)%	$4,268	23%

	2017 vs. 2016	% of Prior Period Balance	2016 vs. 2015	% of Prior Period Balance
Contingent Legal Fees:	(in thousands, except percentage change values)
Increase in contingent legal fee rates	$5,359	20%	$6,850	43%
Increase (decrease) in total revenues	(15,832)	(60)%	3,719	23%
Decrease (increase) in revenues without contingent legal fee obligations	681	3%	(264)	(2)%
Total change - contingent legal fees	$(9,792)	(37)%	$10,305	64%

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents include patent-related litigation, enforcement and prosecution costs incurred by external patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Litigation and licensing expenses-patents also includes third-party patent research, development, prosecution, re-exam and inter partes reviews, consulting, and other costs incurred in connection with the licensing and enforcement of patent portfolios.

Litigation and licensing expenses-patents decreased for the periods presented due to a net decrease in litigation support, patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs and an overall decrease in portfolio related enforcement activities. We expect patent-related legal expenses to continue to decrease based upon the overall decrease in portfolio related enforcement activities as we continue monetizing our existing patent assets. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

	2017 vs. 2016	2016 vs. 2015
	(in thousands)
Scheduled amortization related to patent portfolios owned or controlled as of the end of the prior year	$(11,829)	$(18,704)
Accelerated amortization related to recovery of upfront advances	(225)	225
Patent portfolio dispositions	—	(380)
Total change in patent amortization expense	$(12,054)	$(18,859)

Impairment Charges

				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Impairment of patent-related intangible assets	$2,248	$42,340	$74,731	$(40,092)	(95)%	$(32,391)	(43)%
Impairment of goodwill	—	—	30,149	—	—%	(30,149)	(100)%

Patent Impairment Charges

Impairment charges for fiscal year 2017 primarily reflect reductions in expected estimated future net cash flows for certain patent portfolios that management determined it would no longer allocate resources to in future periods. Impairment charges for 2016 and 2015 reflect the impact of reductions in expected estimated future net cash flows for certain portfolios due to adverse litigation outcomes and certain patent portfolios that management determined it would no longer allocate licensing and enforcement resources to in future periods. Impairment charges for 2016 were primarily comprised of the write-off of the remaining carrying value of our Adaptix portfolio. Impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

Impairment of Goodwill

We conducted an annual goodwill impairment test as of December 31, 2015. Based upon the difference between the implied fair value of goodwill and the historical carrying value of goodwill, due primarily to the sustained decline in our stock price and adverse litigation outcomes in the fourth quarter of 2015, we recognized a goodwill impairment charge totaling $30.1 million in the fourth quarter of 2015. Refer to “Critical Accounting Policies” elsewhere herein for additional information.

Operating Expenses

				2017 vs. 2016		2016 vs. 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$17,145	$23,857	$27,128	$(6,712)	(28)%	$(3,271)	(12)%
Non-cash stock compensation expense - G&A	5,844	9,062	11,048	(3,218)	(36)%	(1,986)	(18)%
Non-cash stock compensation expense - Veritone Profits Interests	3,041	—	—	3,041	100%	—	—%
Total general and administrative expenses	$26,030	$32,919	$38,176	$(6,889)	(21)%	$(5,257)	(14)%

Other expenses - business development	$1,189	$3,079	$3,391	$(1,890)	(61)%	$(312)	(9)%

General and Administrative Expenses.  General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, state taxes based on gross receipts and other corporate costs. A summary of the main drivers of the change in general and administrative expenses for the periods presented is as follows (in thousands):

	2017 vs. 2016	2016 vs. 2015
	(in thousands)
Net change in personnel costs due to reductions in headcount	$(3,162)	$(5,841)
Variable performance-based compensation costs	(2,580)	1,839
Corporate, general and administrative costs	(1,821)	1,594
Non-cash stock compensation expense - general and administrative (1)	(3,218)	(1,986)
Non-cash stock compensation expense - Veritone related profits interests (1)	3,041	—
Employee severance costs	851	(863)
Total change in general and administrative expenses	$(6,889)	$(5,257)
_________________________________________________________________
(1) - Refer to Note 10 in the accompany consolidated financial statements

General and administrative non-cash stock compensation expense for fiscal year 2017, excluding profits interests related non-cash compensation, decreased due to reductions in headcount and a reduction in scheduled non-cash stock compensation expense related to options with market-based performance conditions with graded vesting features that resulted in higher non-cash stock compensation expense in 2016, as compared to 2017.

Profits interests are classified as liability awards, which are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense (included in “non-cash stock compensation expense - Veritone related profits interests” above) is adjusted each reporting period for increases or decreases in the estimated fair value, which is primarily impacted by changes in the fair value of the underlying Veritone common stock and warrants related to the liability. Upon vesting of the units, which occurred in September 2017, any previously unrecognized compensation expense was immediately recognized for any changes in fair value. The fair value of the Veritone related profits interests Units totaled $3.0 million as of December 31, 2017. Refer to Note 10 in the condensed consolidated financial statements elsewhere herein for additional information.

General and administrative non-cash stock compensation expense for fiscal year 2016 decreased due primarily to a decrease in the average grant date fair value for the shares expensed in the respective periods. The decrease was partially offset by an increase in fiscal year 2016 for non-cash stock compensation expense related to the grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period.

Research, Consulting and Other Expenses - Business Development.  Research, consulting and other expenses include third-party business development related research, consulting, and other costs incurred in connection with business development activities. These costs fluctuate period to period based on business development related activities in each period.

Other Operating Income (Expense)

Change in Fair Value of Investment, net. Our equity investment in Veritone is recorded at fair value, and therefore, is marked to market at each balance sheet date. Results for fiscal year 2017 included a net unrealized gain on our equity investment in Veritone totaling $49.5 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million and an unrealized gain on the exercise of our Primary Warrant of $4.6 million, both as of May 2017, and an unrealized gain related to the change in fair value of our equity investment in Veritone through December 31, 2017 of $42.2 million.

Other. Fiscal year 2017, 2016 and 2015 operating expenses included expenses for court ordered attorney fees and settlement and contingency accruals totaling $1.2 million, $500,000 and $4.1 million, respectively.

Income Taxes

	2017	2016	2015
Provision for income taxes (in thousands)	$(2,955)	$(18,188)	$(4,800)
Effective tax rate	(12)%	50%	3%

Our effective tax rates for fiscal year 2017, 2016 and 2015, were primarily comprised of foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions, state taxes, and the impact of full valuation allowances recorded for net operating loss (2017 and 2015) and foreign tax credit related tax assets generated in those periods due to uncertainty regarding future realization. Foreign taxes withheld related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions for fiscal year 2017, 2016 and 2015 totaled $2.9 million, $17.9 million, and $4.4 million, respectively. Results for fiscal year 2017 included an unrealized gain on our equity investment in Veritone which created a deferred tax liability totaling approximately $10.6 million. The future anticipated reversal of this deferred tax liability provides for a source of taxable income that allows for the realizability of existing deferred tax assets that have been reduced by a valuation allowance for the periods presented. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of valuation allowance.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least March 2019 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and short-term investments, excluding restricted cash balances, if any, totaled $136.6 million at December 31, 2017, compared to $147.0 million at December 31, 2016. The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	2017	2016	2015

Net cash provided by (used in):
Operating activities	$24,478	$34,061	$(9,949)
Investing activities	(16,114)	(40,630)	39,307
Financing activities	700	(1,114)	(28,601)
	$9,064	$(7,683)	$757

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $91.2 million, $160.2 million and $111.0 million in fiscal years 2017, 2016 and 2015, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees. Cash outflows from operations totaled $66.8 million, $126.1 million and $120.9 million in fiscal years 2017, 2016 and 2015, respectively. The fluctuations in cash outflows for the periods presented reflects the fluctuations in revenue-related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Restricted Cash. In March 2015, an operating subsidiary of ours entered into a Guarantee with a bank in connection with enforcing a ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee was secured by a cash deposit (classified as restricted cash in the accompanying balances sheets) totaling $11.5 million at December 31, 2016. Upon resolution of all related matters in June 2017, the Guarantee was extinguished resulting in release of the cash collateral (and related restrictions on the cash balance) by the contracting bank. As of December 31, 2017, no amounts of Acacia’s cash and investments are restricted as to use.
Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	2017	2016	2015

Investment in Investees(1)	$(31,514)	$—	$—
Advances to Investee(1)	(4,000)	(20,000)	—
Purchases of property and equipment	(2)	(4)	(8)
Net sale (purchase) of available-for-sale investments	19,402	(19,401)	58,819
Patent portfolio investment costs	—	(1,225)	(19,504)
Net cash provided by (used in) investing activities	$(16,114)	$(40,630)	$39,307
(1) - Refer to Note 7 in the accompany consolidated financial statements

Equity Investment in Veritone, Inc. On August 15, 2016, we entered into an Investment Agreement with Veritone, which provided for us to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, we entered into a secured convertible promissory note with Veritone, or the Veritone Loans, which permitted Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the consolidated statements of operations). On August 15, 2016, we funded the initial $10 million loan, or the First Loan.   On November 25, 2016, we funded the second $10 million loan, or the Second Loan. The First Loan and the Second Loan were due and payable on November 25, 2017. In conjunction with the First Loan and Second Loan, Veritone issued us a total of three four-year $700,000 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.6088 per share. Veritone’s initial public offering date was May 12, 2017. Upon Veritone’s consummation of its IPO, all outstanding principal and accrued interest under the Veritone Loans, totaling $20.7 million, automatically converted into 1,523,746 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
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
On March 14, 2017, we entered into an additional secured convertible promissory note with Veritone, or the Veritone Bridge Loan, which permitted Veritone to borrow up to an additional $4.0 million, bearing interest at the rate of 8.0% per annum. On March 17, 2017, we funded the initial $1.0 million advance, or the First Bridge Loan. On April 14, 2017, we funded the second $1.0 million advance, or the Second Bridge Loan. All advances and accrued interest under the Veritone Bridge Loan were due and payable on November 25, 2017. In May 2017, pursuant to the terms of the Veritone Bridge Loan, we elected to make an additional advance to Veritone totaling $2.0 million, representing all principal amounts not advanced upon Veritone’s consummation of its IPO. Upon consummation of Veritone’s IPO, the outstanding principal balance and accrued interest under the Veritone Bridge Loan, totaling $4.0 million, automatically converted into 295,440 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
In conjunction with the Veritone Bridge Loan, Veritone issued us (i) 60,000 shares of Veritone common stock, (ii) 90,000 shares of Veritone common stock and (iii) 10-year warrants to purchase up to 157,000 shares of Veritone common stock, with other terms and conditions similar to the warrants described above.

Our Veritone common shares were subject to a lock-up agreement that expired on February 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017.

Partnership with Miso Robotics, Inc. In June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding.
Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	2017	2016	2015

Dividends paid to stockholders	$—	$—	$(25,434)
Distributions to noncontrolling interests - Acacia IP Fund	—	(1,358)	(4,105)
Proceeds from the exercise of stock options	745	326	938
Repurchases of common stock	(45)	(82)	—
Net cash provided by financing activities	$700	$(1,114)	$(28,601)

Dividends to Stockholders. In April 2013, our Board of Directors approved the adoption of a cash dividend policy that called for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. On February 23, 2016, we announced that our Board of Directors terminated the dividend policy. Our Board of Directors terminated the dividend policy due to a number of factors, including our financial performance, our available cash resources, our cash requirements and alternative uses of capital that our Board of Directors concluded would represent an opportunity to generate a greater return on investment for us and our stockholders.

Stock Repurchase Program. In February 2018, our Board of Directors authorized the Program to repurchase up to $20 million of our outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by the Board of Directors at its discretion. In determining whether or not to repurchase any shares of our common stock, our Board of Directors will consider such factors as the impact of the repurchase on our cash position, as well as our capital needs and whether there is a better alternative use of our capital. We have no obligation to repurchase any amount of our common stock under the Program. The Program is set to expire on February 28, 2019.

Working Capital

The primary components of working capital are cash and cash equivalents, restricted cash, short-term investments, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable. Working capital at December 31, 2017 was $130.1 million, compared to $160.3 million at December 31, 2016.

Consolidated accounts receivable from licensees decreased to $153,000 at December 31, 2017, compared to $26.8 million at December 31, 2016. Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the year, and the timing of cash receipts on accounts receivable balances recorded in previous periods. One licensee accounted for 100% of accounts receivable at December 31, 2017. Four licensees individually represented approximately 39%, 22%, 16% and 15%, respectively, of accounts receivable at December 31, 2016.

Accounts payable and accrued expenses decreased to $8.0 million at December 31, 2017, from $14.3 million at December 31, 2016, due primarily to a decrease in payroll and other employee benefits and a decrease in foreign taxes payable.

Consolidated royalties and contingent legal fees payable decreased to $1.6 million at December 31, 2017, compared to $13.9 million at December 31, 2016. Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

All of accounts receivable from licensees at December 31, 2017 were collected in the first quarter of 2018, in accordance with the terms of the related underlying license agreements. The majority of royalties and contingent legal fees payable are scheduled to be paid in the first and second quarter of 2018 in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have no significant commitments for capital expenditures in 2018. We have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of December 31, 2017, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases, net of guaranteed sublease income	$2,598	$1,213	$1,385	$—	$—
Total contractual obligations	$2,598	$1,213	$1,385	$—	$—

Uncertain Tax Positions. At December 31, 2017, we had total unrecognized tax benefits of approximately $1.4 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2017. If recognized, approximately $1.4 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

Recent Accounting Pronouncements

Refer to Note 2 to our notes to consolidated financial statements included elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our short-term investments without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the short-term investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit.

Short-term investment balances were zero at December 31, 2017. At December 31, 2016, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in highly liquid, AAA, U.S. government securities (included in short-term investments in the accompanying consolidated balance sheets).

In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Investments in U.S. government fixed income securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the relatively short duration of our short-term investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

Investment Risk. We are exposed to investment risks related to changes in the underlying financial condition of certain of our partnerships with high-growth and potentially disruptive technology companies, and our related equity investments in these companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. As of December 31, 2017, the carrying value of our common stock and warrants in public and private companies was $107.0 million. We record our common stock and warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $104.8 million of our non-current investments as of December 31, 2017. A hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $11.1 million in the fair value of our equity and equity warrant investments in Veritone. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable for our private company equity investments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Grant Thornton LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is included herein.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than April 30, 2018.

Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief executive officer, chief financial and accounting officer, president and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than April 30, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than April 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than April 30, 2018.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2018 annual meeting of stockholders to be filed with the SEC no later than April 30, 2018.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2017 and 2016	F- 3
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F- 4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015	F- 5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015	F- 6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F- 7
Notes to Consolidated Financial Statements	F- 8

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

3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Amended and Restated Bylaws (20)
4.1
Tax Benefits Preservation Plan, dated as of March 16, 2016, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the form of Certificate of Designation of Series A Cumulative Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms as Exhibit C (23)

10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement under the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)

10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Edward Treska (19)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Robert L. Harris (19)
10.16*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Clayton J. Haynes (19)
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (17)
10.21*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (18)
10.22*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Matthew Vella (19)
10.23*	2016 Acacia Research Corporation Stock Incentive Plan (21)
10.24*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.25*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.26*	Director Service Agreement, dated February 29, 2016, by and between Acacia Research Corporation and Robert L. Harris (22)
10.27*	Employment Agreement, dated September 18, 2017, by and between Acacia Research Group LLC and Robert Stewart (25)
10.28*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan (26)
10.29	Investment Agreement dated August 15, 2016, by and between Acacia Research Corporation and Veritone, Inc. (27)
10.30	Secured Promissory Note dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.31	Primary Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation, together with form of 10% Warrant to Purchase Common Stock (27)
10.32	Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.33	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.34	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

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

(13)
Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 26, 2010, as amended on March 1, 2010 (File No. 000-26068).

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

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 28, 2016 (File No. 001-37721).

(21)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 (File No. 001-37721).

(22)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 4, 2016 (File No. 000-26068).

(23)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 21, 2016 (File No. 000-26068).

(24)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37721).

(25)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 7, 2017 (File No. 001-37721).

(26)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017 (File No. 001-37721).

(27)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 16, 2017 (File No. 001-37721).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	March 7, 2018	By:	/s/ Robert Stewart
Robert Stewart
President (Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Robert Stewart and Clayton J. Haynes, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Robert Stewart	President	March 7, 2018
	Robert Stewart	(Principal Executive Officer)

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	March 7, 2018
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	Fred A. de Boom	Director	March 7, 2018
Fred A. de Boom

/s/	Edward W. Frykman	Director	March 7, 2018
Edward W. Frykman

/s/	G. Louis Graziadio, III	Executive Chairman and Director	March 7, 2018
G. Louis Graziadio, III

/s/	William S. Anderson	Director	March 7, 2018
William S. Anderson

/s/	Frank E. Walsh, III	Director	March 7, 2018
Frank E. Walsh, III

/s/	James F. Sanders	Director	March 7, 2018
James F. Sanders

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 7, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Newport Beach, California
March 7, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Acacia Research Corporation (the “Company”) as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2017, and our report dated March 7, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Newport Beach, California
March 7, 2018

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016
(In thousands, except share and per share information)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$136,604	$127,540
Restricted cash	—	11,512
Short-term investments	—	19,443
Accounts receivable	153	26,750
Prepaid expenses and other current assets	2,938	3,245
Total current assets	139,695	188,490
Investment at fair value(1)	104,754	—
Investment - equity method(1)	2,195	—
Loan receivable and accrued interest(1)	—	18,616
Investment in warrants and shares(1)	—	1,960
Patents, net of accumulated amortization	61,917	86,319
Other non-current assets	207	618
	$308,768	$296,003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$7,956	$14,283
Royalties and contingent legal fees payable	1,601	13,908
Total current liabilities	9,557	28,191
Other liabilities	3,552	369
Total liabilities	13,109	28,560
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,639,926 shares issued and outstanding as of December 31, 2017 and 50,476,042 shares issued and outstanding as of December 31, 2016	51	50
Treasury stock, at cost, 1,729,408 shares as of December 31, 2017 and 2016	(34,640)	(34,640)
Additional paid-in capital	648,996	642,453
Accumulated comprehensive loss	(88)	(76)
Accumulated deficit	(320,018)	(342,198)
Total Acacia Research Corporation stockholders’ equity	294,301	265,589
Noncontrolling interests in operating subsidiaries	1,358	1,854
Total stockholders’ equity	295,659	267,443
	$308,768	$296,003
(1) Refer to Note 7 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except share and per share information)

	2017	2016	2015

Revenues	$65,402	$152,699	$125,037
Operating costs and expenses:
Cost of revenues:
Inventor royalties	4,952	22,730	18,462
Contingent legal fees	16,682	26,474	16,169
Litigation and licensing expenses - patents	18,219	27,858	39,373
Amortization of patents	22,154	34,208	53,067
General and administrative expenses (including non-cash stock compensation expense of $8,885 in 2017, $9,062 in 2016 and $11,048 in 2015)	26,030	32,919	38,176
Other expenses - business development	1,189	3,079	3,391
Impairment of patent-related intangible assets	2,248	42,340	74,731
Impairment of goodwill	—	—	30,149
Other	1,200	500	4,141
Total operating costs and expenses	92,674	190,108	277,659
Operating loss	(27,272)	(37,409)	(152,622)
Other income (expense):
Gain on conversion of loans and accrued interest(1)	2,671	—	—
Gain on exercise of Primary Warrant(1)	4,616	—	—
Change in fair value of investment, net(1)	42,239	—	—
Equity in losses of investee(1)	(220)	—	—
Other income	1,000	—	—
Interest income	1,605	798	(56)
Total other income (expense)	51,911	798	(56)
Income (loss) from operations before provision for income taxes	24,639	(36,611)	(152,678)
Provision for income taxes	(2,955)	(18,188)	(4,800)
Net income (loss) including noncontrolling interests in subsidiaries	21,684	(54,799)	(157,478)
Net (income) loss attributable to noncontrolling interests in subsidiaries	496	732	(2,558)
Net income (loss) attributable to Acacia Research Corporation	$22,180	$(54,067)	$(160,036)
Net income (loss) attributable to common stockholders - basic and diluted	$22,147	$(54,067)	$(160,730)
Basic and diluted income (loss) per common share	$0.44	$(1.08)	$(3.25)
Weighted-average number of shares outstanding, basic	50,495,119	50,075,847	49,505,817
Weighted-average number of shares outstanding, diluted	50,692,012	50,075,847	49,505,817
Cash dividends declared per common share	$—	$—	$0.50

(1) Refer to Note 7 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net income (loss) including noncontrolling interests in subsidiaries	$21,684	$(54,799)	$(157,478)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	(40)	40	(356)
Unrealized gain (loss) on foreign currency translation, net of tax of $0	58	77	(123)
Add: reclassification adjustment for (gains) losses included in net income (loss)	(30)	22	617
Total other comprehensive income (loss)	21,672	(54,660)	(157,340)
Comprehensive income (loss) attributable to noncontrolling interests	496	732	(2,558)
Comprehensive income (loss) attributable to Acacia Research Corporation	$22,168	$(53,928)	$(159,898)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except share information)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2014	50,065,382	$50	$(34,640)	$646,595	$(353)	$(128,095)	$5,491	$489,048
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(160,036)	—	(160,036)
Dividends paid to stockholders	—	—	—	(25,434)	—	—	—	(25,434)
Stock options exercised	135,000	—	—	938	—	—	—	938
Compensation expense for share-based awards, net of forfeitures	450,857	1	—	11,047	—	—	—	11,048
Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—	—	—	2,558	2,558
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(4,105)	(4,105)
Unrealized loss on foreign currency translation	—	—	—	—	(123)	—	—	(123)
Unrealized gain on short-term investments	—	—	—	—	261	—	—	261
Balance at December 31, 2015	50,651,239	51	(34,640)	633,146	(215)	(288,131)	3,944	314,155
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(54,067)	—	(54,067)
Stock options exercised	100,992	—	—	326	—	—	—	326
Compensation expense for share-based awards, net of forfeitures	(262,660)	(1)	—	9,063	—	—	—	9,062
Repurchase of restricted common stock	(13,529)	—	—	(82)	—	—	—	(82)
Net loss attributable to noncontrolling interests in subsidiaries	—	—	—	—	—	—	(732)	(732)
Distributions to noncontrolling interests in operating subsidiary	—	—	—	—	—	—	(1,358)	(1,358)
Unrealized gain on short-term investments	—	—	—	—	40	—	—	40
Unrealized gain on foreign currency translation	—	—	—	—	99	—	—	99
Balance at December 31, 2016	50,476,042	50	(34,640)	642,453	(76)	(342,198)	1,854	267,443
Net income attributable to Acacia Research Corporation	—	—	—	—	—	22,180	—	22,180
Stock options exercised	207,863	1	—	744	—	—	—	745
Compensation expense for share-based awards, net of forfeitures	(35,310)	—	—	5,844	—	—	—	5,844
Repurchase of restricted common stock	(8,669)	—	—	(45)	—	—	—	(45)
Net loss attributable to noncontrolling interests in subsidiaries	—	—	—	—	—	—	(496)	(496)
Unrealized gain on foreign currency translation	—	—	—	—	28	—	—	28
Unrealized loss on short-term investments	—	—	—	—	(40)	—	—	(40)
Balance at December 31, 2017	50,639,926	$51	$(34,640)	$648,996	$(88)	$(320,018)	$1,358	$295,659
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
 (In thousands)

	2017	2016	2015

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$21,684	$(54,799)	$(157,478)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Gain on conversion of loans and accrued interest	(2,671)	—	—
Gain on exercise of Primary Warrant	(4,616)	—	—
Change in fair value of investment, net	(42,239)	—	—
Depreciation and amortization	22,243	34,355	53,289
Non-cash stock compensation	8,885	9,062	11,048
Impairment of patent-related intangible assets	2,248	42,340	74,731
Impairment of goodwill	—	—	30,149
Other	(374)	(477)	(109)
Changes in assets and liabilities:
Restricted cash	11,512	(787)	(10,725)
Accounts receivable	26,597	6,750	(13,332)
Prepaid expenses and other assets	(135)	1,593	(619)
Accounts payable and accrued expenses / patent costs	(6,349)	(3,006)	2,570
Royalties and contingent legal fees payable	(12,307)	(970)	527
Net cash provided by (used in) operating activities	24,478	34,061	(9,949)
Cash flows from investing activities:
Investment in Investees	(31,514)	—	—
Advances to Investee (Note 7)	(4,000)	(20,000)	—
Purchases of property and equipment	(2)	(4)	(8)
Purchases of short-term investments	(448,388)	(62,633)	(23,296)
Sales and maturities of short-term investments	467,790	43,232	82,115
Patent portfolio investment costs	—	(1,225)	(19,504)
Net cash provided by (used in) investing activities	(16,114)	(40,630)	39,307
Cash flows from financing activities:
Dividends paid to stockholders	—	—	(25,434)
Distributions to noncontrolling interests in operating subsidiary	—	(1,358)	(4,105)
Proceeds from the exercise of stock options	745	326	938
Repurchases of restricted common stock	(45)	(82)	—
Net cash provided by (used in) financing activities	700	(1,114)	(28,601)
Increase (decrease) in cash and cash equivalents	9,064	(7,683)	757
Cash and cash equivalents, beginning	127,540	135,223	134,466
Cash and cash equivalents, ending	$136,604	$127,540	$135,223
Supplemental schedule of noncash investing activities:
Patent portfolio investment costs included in accrued expenses / costs	$—	$—	$1,000

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

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. Acacia also identifies opportunities to partner with high-growth and potentially disruptive technology companies. These partnerships usually involve an equity or debt investment by Acacia, along with entering into IP related agreements where Acacia provides IP and other patent related services to these companies. Acacia leverages its experience, expertise, data and relationships developed as a leader in the intellectual property (“IP”) industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement Acacia’s primary licensing and enforcement business.

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

Neither Acacia nor its operating subsidiaries invent new technologies or products; rather, Acacia depends upon the identification and investment in new patents, inventions and companies that own intellectual property through its relationships with inventors, universities, research institutions, technology companies and others. If Acacia’s operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and/or revenue growth.

During fiscal year 2017 Acacia obtained control of one new patent portfolio. In fiscal year 2016, Acacia obtained control of two new patent portfolios, compared to three new patent portfolios, and six new patent portfolios in fiscal years 2015 and 2014, respectively.

Acacia was incorporated on January 25, 1993 under the laws of the State of California. In December 1999, Acacia changed its state of incorporation from California to Delaware.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Fiscal Year End.  The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).

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

For the periods presented herein, the majority of the revenue agreements executed by the Company provided for the payment of one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technology owned by Acacia’s operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Whenever possible, the Company is required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured. At December 31, 2017, all of the Company’s investments recorded at fair value were valued utilizing Level 3 - unobservable inputs. In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. Financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3
Assets as of December 31, 2017:
Investment at fair value (Note 7)(1)	$—	$—	$104,754

Assets as of December 31, 2016:
Short-term investments(1)	$19,443	$—	$—
____________________
(1) There were no transfers between fair value hierarchy categories for the period presented.

A reconciliation of the activity for fair value measurements categorized within Level 3 for the year ended December 31, 2017 is as follows (in thousands):

	Investment at Fair Value
	Common Stock	Warrants	Total
Opening balance as of January 1, 2017	$—	$—	$—
Total gains and losses included in earnings for the period(1)
Gain on conversion of loans and accrued interest	2,671	—	2,671
Gain on exercise of Primary Warrant	—	4,616	4,616
Change in fair value of investment, net	33,922	8,317	42,239
Purchases, issues, sales and settlements
Purchases and issues(2)	54,202	1,026	55,228
Total recurring fair value measurements(1)	$90,795	$13,959	$104,754
____________________
(1) All gains and losses included in earnings for the period presented relate to assets and liabilities held as of December 31, 2017.
(2) Refer to Note 7 for information regarding purchase and issues activity for the years ended December 31, 2017 and 2016.

Cash and Cash Equivalents.  Acacia considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Acacia’s cash equivalents are comprised

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of investments in AAA rated money market funds that invest in first-tier only securities, which primarily includes: domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements. Acacia’s cash equivalents are measured at fair value using quoted prices that represent Level 1 inputs.

Short-term Investments.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short-term. The fair values of these investments approximate their carrying values. For the applicable periods presented, all of Acacia’s short-term investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1), with related unrealized gains and losses in the value of such securities recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized. Realized gains and losses are recorded in the statements of operations in other income (expense). Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in other income (expense).

Impairment of Short-term Investments. Acacia evaluates its investments in marketable securities for potential impairment, employing a methodology on a quarterly basis that considers available quantitative and qualitative evidence. If the cost or carrying value of an investment exceeds its estimated fair value, the Company evaluates, among other factors, general market conditions, credit quality of instrument issuers, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold, or plans or ability to sell. Fair value is estimated based on publicly available market information or other estimates determined by management. Investments are considered to be impaired when a decline in fair value is estimated to be other-than-temporary. Acacia reviews impairments associated with its investments in marketable securities and determines the classification of any impairment as temporary or other-than-temporary. An impairment is deemed other-than-temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment’s carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of such evidence, the carrying amount of the investment is recoverable within a reasonable period of time. For investments classified as available-for-sale, unrealized losses that are other-than-temporary are recognized in the consolidated statements of operations.

Concentration of Credit Risks.  Financial instruments that potentially subject Acacia to concentrations of credit risk are cash equivalents, short-term investments and accounts receivable. Acacia places its cash equivalents and short-term investments primarily in highly rated money market funds and investment grade marketable securities. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Acacia has not experienced any significant losses on its deposits of cash and cash equivalents.

Three licensees individually accounted for 54%, 21% and 10%, respectively, of revenues recognized during the year ended December 31, 2017. Three licensees individually accounted for 26%, 23% and 11%, respectively, of revenues recognized during the year ended December 31, 2016. Three licensees individually accounted for 24%, 20% and 16%, respectively, of revenues recognized during the year ended December 31, 2015. One licensee individually represented 100% of accounts receivable at December 31, 2017. Four licensees individually represented approximately 39%, 22%, 16% and 15%, respectively, of accounts receivable at December 31, 2016.

For 2017, 2016 and 2015, 39%, 79% and 49%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

Acacia performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for doubtful accounts may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheet and a charge to operating expenses in the statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for doubtful accounts established for the periods presented.

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, accounts receivables, and current liabilities approximates their fair values due to their short-term maturities.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Patents.  Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or obtained in connection with business combinations. Patent costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to six years.

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

Equity Method Investments. Equity investments without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting, and classified within “Equity Method Investments” in the consolidated balance sheet. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in equity in earnings (losses) of investee in the consolidated statements of operations.

Impairment of Investments. Acacia reviews its equity method investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Acacia considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Acacia evaluates, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. Acacia also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statements of operations and a new cost basis in the investment is established.

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. Refer to Note 5 for additional information.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Stock-based compensation expense for awards with service and/or performance conditions that affect vesting is recorded only for those awards expected to vest using an estimated forfeiture rate.

The FASB issued a new standard, effective January 1, 2017, that allows entities to make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Effective January 1, 2017, the Company elected to account for forfeitures of awards as they occur. The prior standard required the Company to estimate the number of awards for which the requisite service period is expected to be rendered and base the accruals of compensation cost on the estimated number of awards that will vest.

The fair values of stock options granted during the periods presented were estimated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	For the Years Ended
	December 31, 2017	December 31, 2016

Risk-free interest rate	1.77%	1.1%
Term	4.37	3.06
Volatility	51%	53%
Dividend yield	—%	—%

Due to a lack of sufficient historical stock option exercise experience, the Company utilized the simplified method for estimating the expected term for stock options granted during the periods presented.  Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Profits Interest Units (“Units”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The Units vest as described at Note 10, and therefore, the vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period, and will continue to be fully recognized for any changes in fair value, until the Units are settled. Non-cash stock compensation expense related to the Units is reflected in general and administrative expense in the accompanying consolidated statements of operations.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the loan and equity instruments discussed at Note 7, stock-based compensation expense including the valuation of profits interests, impairment of patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	2017	2016	2015
Numerator (in thousands):
Basic and Diluted
Net income (loss) attributable to Acacia Research Corporation	$22,180	$(54,067)	$(160,036)
Undistributed earnings allocated to participating securities	(33)	—	—
Total dividends declared / paid	—	—	(25,434)
Dividends attributable to common stockholders	—	—	24,740
Net income (loss) attributable to common stockholders – basic and diluted	$22,147	$(54,067)	$(160,730)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	50,495,119	50,075,847	49,505,817
Effect of potentially dilutive securities:
Common stock options and restricted stock units	196,893	—	—
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	50,692,012	50,075,847	49,505,817
Basic and diluted net loss per common share	$0.44	$(1.08)	$(3.25)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	4,425,187	3,682,532	71,468

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

Recent Accounting Pronouncements - Not Yet Adopted.

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In doing so, the Company may be required to use more judgment and make more estimates in connection with the accounting for revenue contracts with customers than under existing guidance. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services, evaluating whether a license transfers to a customer at a point in time or over time, allocating the transaction price to separate performance obligations, determining whether contracts contain a significant financing component, and estimating revenues recognized at a point in time for sales or usage based royalties. Under the standard, (i) an entity should account for a promise to provide a customer with a right to access the entity’s intellectual property as a performance obligation satisfied over time because the customer will simultaneously receive and consume the benefit from the entity’s performance of providing access to its intellectual property as the performance occurs, and (ii) an entity’s promise to provide a customer with the right to use its intellectual property is satisfied at a point in time. In addition, revenues from contracts with significant financing components should be recognized at an amount that reflects the price that a customer would have paid if the customer had paid cash for the goods or services when they transfer to the customer (i.e. adjustment for the time value of money). For sales and usage based royalties, the new standard requires that the Company include in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The amendments for this new accounting standard update are effective for interim and annual reporting periods beginning after December 15, 2017, and are to be applied retrospectively or via the cumulative effect as of the date of adoption,

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with early application not permitted. The Company expects to use the modified retrospective method of adoption and will recognize the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings in the period of initial application (first quarter of 2018 for Acacia). Comparative prior year periods would not be adjusted. The preliminary estimate of the cumulative effect of initially applying the new revenue standard is an decrease to beginning accumulated deficit of $3.0 million, primarily relating to financing components of contracts executed in prior periods and estimates of variable consideration for sales and usage based royalty agreements executed in prior periods. Management continues to assess the impact of this new standard on the Company’s consolidated financial statements and related disclosures, including ongoing contract reviews. Preliminary estimates of the adjustment upon initial adoption may change in connection with completion of the Company’s adoption procedures in the first quarter of 2018.

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

Recently Adopted Accounting Pronouncements - Recently Adopted.

In March 2016, the FASB issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than previously allowed for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. The guidance is effective for public business entities for fiscal years beginning after December 15, 2016, and interim periods within those years. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

3.  SHORT-TERM INVESTMENTS

Short-term investments for the periods presented were comprised of the following (in thousands):

	December 31, 2016
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government fixed income securities	$19,403	$40	$—	$19,443
There were no short-term investments at December 31, 2017. Short-term investments at December 31, 2016 were comprised of investments in highly liquid, AAA, U.S. government fixed income securities with maturity dates in 2017.

For the years ended December 31, 2017 and 2016, proceeds from the sale of short-term investments classified as available-for-sale were $467,790,000 and $43,232,000, respectively. Gross unrealized gains and losses were not material for the years ended December 31, 2017 and 2016. For the year ended December 31, 2015, proceeds from the sale of short-term investments were $82,115,000 and gross realized losses were $617,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016

Payroll and other employee benefits	$465	$1,593
Accrued vacation	294	533
Accrued legal expenses - patent	5,479	6,564
Foreign taxes payable	15	3,150
Accrued consulting and other professional fees	1,364	1,967
Other accrued liabilities	339	476
	$7,956	$14,283

5.  PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to six years. For all periods presented, all of Acacia’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to investments in intangible assets as of December 31, 2017 and 2016 are as follows (in thousands):

	2017	2016

Gross carrying amount - patents	$444,137	$444,362
Accumulated amortization - patents(1)	(382,220)	(358,043)
Patents, net	$61,917	$86,319
 (1) Includes patent impairment charges for the applicable periods.

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is 4 years. Scheduled annual aggregate amortization expense is estimated to be $20,542,000 in 2018, $18,527,000 in 2019, $6,134,000 in 2020, $5,261,000 in 2021, $5,256,000 in 2022 and $6,197,000 thereafter.

For the years ended December 31, 2017, 2016 and 2015, Acacia paid patent investment costs totaling $0, $1,225,000 and $19,504,000, respectively. The patents have initial estimated economic useful lives ranging from two to seven years.

Acacia recorded impairment of patent-related intangible asset charges totaling $2,248,000, $42,340,000 and $74,731,000 for the years ended December 31, 2017, 2016 and 2015, respectively. The impairment charges related to impairments of patent portfolios due to a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to adverse litigation outcomes, potential prior art related complexities and/or the overall determination that future resources would be allocated to other licensing and enforcement programs with higher potential return profiles. The impairment charges for the periods presented consisted of the excess of the asset’s carrying value over its estimated fair value.

In December 2015, Acacia’s subsidiary Adaptix, Inc. received a jury verdict in its case against Alcatel Lucent USA, Inc., and others. The jury returned a verdict that the asserted claims of the patent at issue were invalid and non-infringed. The Adaptix trial loss resulted in a reduction in estimated cash flows for the Adaptix portfolio expected to be realized from future licensing and enforcement activities, leading to partial impairment charges on the portfolio in the fourth quarter of 2015. Fiscal year 2016 patent impairment charges included the impairment of the remaining carrying value for the Adapitx portfolio. In addition, for the year ended December 31, 2015 analysis, management considered the impact of the fourth quarter 2015 adverse trial outcomes on its estimates of future cash flows that could be realized from future licensing and enforcement activities for other patent portfolios. Estimates of future cash flows for these portfolios were reduced in part in connection with the Company’s assessment of probabilities of realization given the recent adverse trial outcomes. Additionally, patent impairment charges include the carrying value of other patent portfolios for which, in 2015, the Company experienced adverse litigation or trial outcomes, leading to a reduction in or elimination of expected future cash flows. In addition, headcount reductions and internal staff optimization efforts led to changes with respect to which patent portfolios the Company intends to allocate

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

licensing and enforcement resources to in future periods. As such, certain portfolio programs were selected for termination due to a decision to no longer pursue or allocate resources, resulting in a write-off any remaining carrying value in the fourth quarter of 2015.

6. GOODWILL IMPAIRMENT CHARGE (Fiscal Year 2015)
Goodwill Impairment Testing - December 31, 2015. At December 31, 2015, prior to the completion of the annual goodwill impairment test, the goodwill balance totaled $30.1 million. Goodwill is tested for impairment at the Company’s single reporting unit level on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Factors considered important, which could trigger an impairment review, include the following:

•	significant consistent gradual decline in the Company’s stock price for a sustained period;

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of use of assets or the strategy for the Company’s overall business;

•	significant negative industry or economic trends; and

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments.

     In connection with Acacia’s annual goodwill impairment testing for 2015, the Company identified several qualitative factors triggering an impairment test at December 31, 2015, as follows:

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

•
Significant consistent gradual decline in the Company’s stock price. Historically, the Company’s stock price had been volatile, and the volatility continued during fiscal 2015, declining from $16.72 as of January 2, 2015, to $4.29 as of December 31, 2015, a 74% decline. In addition, subsequent to December 31, 2015, the Company’s stock price volatility has continued, trending downward. In the fourth quarter of 2015, given the continued decline in stock price up through December 31, 2015, and the impact of the December 2015 adverse trial outcomes noted above, the gradual consistent decline in the Company’s stock price was deemed to be sustained, and hence indicative of a reduction in the estimated fair value of the Company, as reflected in its lower overall market capitalization.

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

At December 31, 2015, the Company utilized the following methods and assumptions in its annual goodwill impairment testing, which was prepared with the assistance of a third-party valuation specialist:

•
At December 31, 2015, the initial qualitative assessment included consideration of the factors described above, resulting in a conclusion that as of December 31, 2015, the consistent gradual decline in the Company’s stock price was sustained. The Company also considered the impact of the December 2015 adverse trial outcomes on the Company’s stock price and related estimates of fair value for remaining portfolio opportunities. Based on the Company’s assessment of these factors, the Company determined that it was more likely than not that goodwill was impaired, constituting a triggering event requiring a goodwill impairment test as of December 31, 2015.

•
The Company conducted the first step of the goodwill impairment test for its single reporting unit as of December 31, 2015. The Company utilized the market capitalization plus cost synergies approach to estimate the fair value of the Company. The estimated market capitalization was determined by multiplying the Company’s stock price and the common shares outstanding as of December 31, 2015. Management also considered a control premium in its

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimate of fair value for the Company’s single reporting unit. The cost synergies were estimated based on the cost savings which could be achieved if the Company was acquired by a competitor in the same operating business.

•
Based on the analysis utilizing the market capitalization plus cost synergies approach, the estimated fair value of the reporting unit of $252 million was below its carrying value of $344.3 million as of December 31, 2015, and therefore, goodwill was determined to be more likely than not, impaired.

•
The purpose of step 2 of the analysis was to determine the estimated fair value of the assets and liabilities of the Company’s reporting unit, in order to determine the implied fair value of goodwill for the reporting unit. The excess, if any, of the fair value of a reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Based upon the analysis performed, the fair value of the Company’s single reporting unit did not exceed the amounts assigned to its reporting unit assets and liabilities, resulting in a difference between the implied fair value of goodwill of zero and the historical carrying value of goodwill. As a result, the Company recognized a goodwill impairment charge totaling $30.1 million in the fourth quarter of 2015.

7. INVESTMENTS

Investment at Fair Value
Veritone Investment Agreement. On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provided for Acacia to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, Acacia entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permitted Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the consolidated statements of operations). On August 15, 2016, Acacia funded the initial $10 million loan (the “First Loan”). On November 25, 2016, Acacia funded the second $10 million loan (the “Second Loan”). The First Loan and the Second Loan were due and payable on November 25, 2017. In conjunction with the First Loan and Second Loan, Veritone issued Acacia a total of three four-year $700,000 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.6088 per share. Veritone’s initial public offering date was May 12, 2017. Upon Veritone’s consummation of its public offering of its common stock on May 17, 2017 (“IPO”), all outstanding principal and accrued interest under the Veritone Loans, totaling $20.7 million, automatically converted into 1,523,746 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
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
Veritone Bridge Loan. On March 14, 2017, Acacia entered into an additional secured convertible promissory note with Veritone (the “Veritone Bridge Loan”), which permitted Veritone to borrow up to an additional $4.0 million, bearing interest at the rate of 8.0% per annum. On March 17, 2017, Acacia funded the initial $1.0 million advance (the “First Bridge Loan”). On April 14, 2017, Acacia funded the second $1.0 million advance (the “Second Bridge Loan”). All advances and accrued interest under the Veritone Bridge Loan were due and payable on November 25, 2017. In May 2017, pursuant to the terms of the Veritone Bridge Loan, Acacia elected to make an additional advance to Veritone totaling $2.0 million, representing all principal amounts not advanced upon Veritone’s consummation of its IPO. Upon consummation of Veritone’s IPO, the outstanding principal and accrued interest under the Veritone Bridge Loan of $4.0 million and $21,000, respectively, automatically converted into 295,440 shares of Veritone’s common stock at a conversion price of $13.6088 per share.
In conjunction with the Veritone Bridge Loan, Veritone issued to Acacia (i) 60,000 shares of Veritone common stock (“Upfront Shares”), (ii) 90,000 shares of Veritone common stock (the “Bridge Installment Shares”), and (iii) 10-year warrants to purchase up to 157,000 shares of Veritone common stock with other terms and conditions similar to the warrants described above.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017. The Veritone common shares are subject to a lock-up agreement that expires on February 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. All of the Veritone common stock held by Acacia was unregistered as of the issue date and are unregistered as of December 31, 2017.

Accounting Prior to Veritone IPO. Prior to conversion, Acacia’s Investment Agreement and the Veritone Bridge Loan represented variable interests in Veritone for which Acacia was not the primary beneficiary, primarily due to a lack of a controlling interest in Veritone. In addition, the Veritone Loans and Veritone Bridge Loan (the “Loans”) were not considered in-substance common stock, the common stock purchase warrants were unexercised, and the right to receive the Upfront Shares and the Bridge Installment shares (“Veritone Shares”) were considered in-substance common stock, however, application of the equity method was not material, therefore, the equity method of accounting was not applied prior to the IPO.

Prior to conversion, the Loans and the related common stock purchase warrants and Veritone Shares were accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the respective transactions, with the face amount of the loans allocated to (1) the Loans, which were accounted for as long-term loan receivables and (2) the common stock purchase warrants and Veritone Shares. The estimated relative fair value allocation was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone’s equity on the effective date of the transactions, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on the Loans. Assumptions used in connection with estimating the relative fair values included: (1) volatility ranging from 40% to 50%, (2) financing probabilities ranging from 25% to 75%, (3) marketability discount of 7% and (4) 100% investment recovery assumption. The loan discount, representing the difference between the face amount of the Loans and the relative fair value allocated to the Loans, was accreted over the expected life of the Loans, using the effective interest method, with the related interest amounts reflected in other income (expense) in the consolidated statements of operations. As of May 2017, the unamortized loan discount totaled $1.7 million. Interest income for the year ended December 31, 2017 was $1.1 million, including accretion of the loan discount of $630,000. The effective yield on the Loans for the year ended December 31, 2017 ranged from 9% to 53%.
Accounting Subsequent to Veritone IPO. Upon Veritone’s consummation of its IPO on May 17, 2017, the Loans were converted into shares of Veritone common stock and the Primary Warrant was automatically exercised in full, as described above, resulting in a 20% ownership interest in Veritone (excluding warrants). Based on Acacia’s representation on the Veritone board of directors and Acacia’s 20% ownership interest in Veritone, Acacia management determined that the equity method of accounting was applicable. Upon becoming eligible for the equity method of accounting, Acacia elected to apply the fair value option to account for its equity investment in Veritone, including all of its investments in Veritone common stock and warrants, due to the availability of quoted prices in an active market for the Veritone common stock. As of December 31, 2017, Acacia’s ownership interest in Veritone, on a fully-diluted basis, was approximately 23%.
Acacia’s equity investment in Veritone common shares is recorded at fair value based on the quoted market price of Veritone’s common stock on The NASDAQ Global Market (the “NASDAQ”) on the applicable valuation date, as adjusted for an estimated discount for lack of marketability (“DLOM”) associated with the restricted nature of the common shares acquired (Level 3 input). Acacia’s investment in Veritone warrants is recorded at fair value, as adjusted for an estimated DLOM, based on the Black-Scholes option-pricing model, utilizing the following assumptions at December 31, 2017: risk-free interest rates ranging from 1.94% to 2.37%; expected terms ranging from three to nine years; volatilities ranging from 45% to 55%; and a dividend yield of zero. The DLOM for the Veritone common stock and warrants was estimated utilizing a Finnerty model with the following results and assumptions:

	Veritone Common Stock		Veritone Warrants
	IPO Date	December 31, 2017	IPO Date	December 31, 2017
Estimated DLOM applied	5.7%	5%	5.7%	10%
Volatility assumptions	35%	37%	35%	72%	-	87%
Term assumptions	6 months	2 months	6 months	5 months
At December 31, 2017, the fair value of the 4,119,521 shares of Veritone common stock owned by Acacia totaled $90,795,000. At December 31, 2017, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $13,959,000. A 10% increase in the DLOM assumptions utilized at all applicable valuation dates would result in an approximate 10% decrease in the fair value of our investment in Veritone at December 31, 2017, and a corresponding decrease in the net investment gain reflected in the consolidated statements of operations for the year ended December 31, 2017.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the period from the IPO on May 17, 2017 to December 31, 2017, the accompanying consolidated statements of operations reflected the following (in thousands):

2017
Gain on conversion of loans and accrued interest(1)	$2,671
Gain on exercise of warrant(2)	4,616
Change in fair value of investment, warrants	8,317
Change in fair value of investment, common stock	33,922
Net unrealized gain on investment at fair value	$49,526
__________________________
(1) Pre-conversion difference between carrying value of Loan and accrued interest and the estimated fair value of common stock discounted for lack of marketability.
(2) Pre-conversion difference between carrying value of Primary Warrant and the estimated fair value of common stock and 10% Warrant discounted for lack of marketability.
Summarized financial information for Veritone, presented on a three month lag basis, is as follows (in thousands, except per share amounts):

Nine Months Ended September 30, 2017
(Unaudited)
Revenues	$10,914
Gross profit	10,090
Operating expenses	44,024
Other income (expense), net	(12,872)
Net loss attributable to common stockholders	(51,281)
Net loss per share attributable to common stockholders - basic and diluted	$(5.94)

September 30, 2017
Current assets	$78,509
Noncurrent assets	1,173
Total Assets	$79,682

Current liabilities	$31,836
Noncurrent liabilities	14
Total liabilities	31,850
Preferred stock	—
Total stockholders’ equity (deficit)	47,832
Total liabilities, preferred stock and stockholders’ equity	$79,682
Equity Method Investment

In June 2017, Acacia made an investment in Miso Robotics, Inc. (“Miso Robotics”), an innovative leader in robotics and artificial intelligence solutions, totaling $2,250,000, acquiring a 22.6% ownership interest in Miso Robotics, and one board seat. Miso Robotics will use the funding to deliver an adaptable AI-driven robotic kitchen assistant that will work alongside kitchen staff to improve operational efficiency for the restaurant industry. In addition, Acacia also entered into an intellectual property services agreement with Miso Robotics to help Miso Robotics drive AI-based solutions for the entire restaurant industry. Based on Acacia’s representation on the Miso Robotics board of directors, and greater than 20% ownership interest in Miso Robotics, the equity method of accounting was applied. The fair value option was not elected for Acacia’s investment in

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Miso Robotics due to the lack of a readily determinable fair market value. For the year ended December 31, 2017, equity in losses of investee related to Miso Robotics totaled $220,000.

8.  STOCKHOLDERS’ EQUITY

Cash Dividends. On April 23, 2013, Acacia announced that its Board of Directors approved the adoption of a cash dividend policy that calls for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. Under the policy, the Company paid four quarterly cash dividends totaling $25,434,000 in 2015. On February 25, 2016, Acacia announced that its Board of Directors terminated the company’s dividend policy effective February 23, 2016. The Board of Directors terminated the dividend policy due to a number of factors, including the Company’s financial performance and its available cash resources, the Company’s cash requirements and alternative uses of capital that the Board of Directors concluded would represent an opportunity to generate a greater return on investment for the Company and its stockholders.

Tax Benefits Preservation Plan. On March 15, 2016, Acacia’s Board of Directors announced that it unanimously approved the adoption of a Tax Benefits Preservation Plan (the “Plan”). The purpose of the Plan is to protect the Company’s ability to utilize potential tax assets, such as net operating loss carryforwards (“NOLs”) and tax credits to offset potential future taxable income.

The Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any (i) person or group from acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock and (ii) any existing shareholders who, as of the time of the first public announcement of the adoption of the Plan, beneficially own more than 4.9% of the Company’s then-outstanding shares of the Company’s common stock from acquiring additional shares of the Company’s common stock (subject to certain exceptions). There is no guarantee, however, that the Plan will prevent the Company from experiencing an ownership change.

In connection with the adoption of the Plan, Acacia’s Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to shareholders of record at the close of business on March 16, 2016. On or after the distribution date, each right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock, $0.001 par value for a purchase price of $15.00.

9.  INCOME TAXES

Acacia’s provision for income taxes for the fiscal periods presented consisted of the following (in thousands):

	2017	2016	2015

Current:
Federal	$—	$—	$—
State	90	262	379
Foreign	2,865	17,926	4,421
Total current	2,955	18,188	4,800
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—
Provision for income taxes	$2,955	$18,188	$4,800

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$90,871	$83,323
Stock compensation	2,635	2,416
Fixed assets and intangibles	6,197	14,343
Basis of investments in affiliates	984	2,195
Accrued liabilities and other	167	422
State taxes	35	90
Total deferred tax assets	100,889	102,789
Valuation allowance	(90,278)	(102,627)
Total deferred tax assets, net of valuation allowance	10,611	162
Deferred tax liabilities:
Unrealized gain on investments held at fair value	(10,587)	—
Other	(24)	(162)
Total deferred tax liabilities	(10,611)	(162)
Net deferred tax assets (liabilities)	$—	$—

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2017	2016	2015

Statutory federal tax rate - (benefit) expense	35%	(35)%	(35)%
State income and foreign taxes, net of federal tax effect	8%	50%	3%
Foreign tax credit	—%	(49)%	(3)%
Noncontrolling interests in operating subsidiaries	1%	1%	(1)%
Goodwill	—%	—%	7%
Nondeductible permanent items	3%	—%	—%
Expired capital loss carryforwards	—%	—%	1%
Change in tax rate	102%	—%	—%
Valuation allowance	(137)%	83%	31%
	12%	50%	3%

For the periods presented, the Company recorded full valuation allowances against its net deferred tax assets due to uncertainty regarding future realization pursuant to guidance set forth in ASC 740, “Income Taxes.” In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is made.

At December 31, 2017, Acacia had U.S. federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $180,621,000 and $17,850,000, expiring between 2026 and 2037, and 2028 and 2037, respectively. Capital loss carryovers totaled $2,804,000 at December 31, 2017, expiring in 2019 and 2020.

At December 31, 2017, approximately $26,326,000 of the U.S. federal NOLs, acquired in connection with the acquisition of ADAPTIX, Inc. in 2012, are subject to an annual utilization limitation of approximately $14,100,000, pursuant to the “change in ownership” provisions under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2017, Acacia had approximately $51,126,000 of foreign tax credits, expiring between 2018 and 2026. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tax expense for the periods presented primarily reflects foreign taxes withheld on revenue agreements executed with licensees in foreign jurisdictions and other state taxes. Excluding the impact of the change in valuation allowance and the impact of the federal tax rate change under the change in tax law described below, annual effective tax rates were 47%, (33)% and (28)%, for fiscal years 2017, 2016 and 2015, respectively. Results for fiscal year 2017 included an unrealized gain on Acacia’s investment in Veritone which created a deferred tax liability totaling approximately $10,587,000. The future anticipated reversal of this deferred tax liability provides for a source of taxable income that allows for the realizability of existing deferred tax assets that have been reduced by a valuation allowance for the periods presented. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of valuation allowance

Effective January 1, 2017, the Company adopted a new standard that requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The adoption of this standard resulted in the Company recognizing gross federal and state deferred tax assets of $21,350,000 and $1,559,000, respectively, related to the impact of share-based payments to employees in prior periods. These deferred tax assets are fully offset by a valuation allowance and were impacted by the change in tax rate described below.

Acacia is subject to taxation in the U.S. and in various state jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2011. The California Franchise Tax Board is auditing the 2011 and 2012 California combined income tax returns. The audit is in process and no findings or adjustments have been proposed.

At December 31, 2017 and 2016, the Company had total unrecognized tax benefits of approximately $808,000. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At December 31, 2017, if recognized, approximately $808,000 of tax benefits, net of valuation allowance, would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. The change in total unrecognized tax benefits as of December 31, 2017 was due to a lapse of the applicable statute of limitations related to an unrecognized benefit originating in a prior period.

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense. Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

On December 22, 2017, new U.S. tax legislation was enacted that has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate to 21%, revising the rules governing net operating losses and foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.
While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we have reflected a write-down of our deferred income tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards) due the reduction of the U.S. corporate income tax rate. Based on currently available information, we recorded a reduction of approximately $25,261,000 in the fourth quarter of 2017 related to the revaluation of our deferred tax assets. Given the full valuation allowance provided for net deferred tax assets as of December 31, 2017, the change in tax law did not have a material impact on our consolidated financial statements provided herein. There may be additional tax impacts identified in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded for tax attributes that are incomplete or subject to change.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  EQUITY-BASED INCENTIVE PLANS

Stock-Based Incentive Plans

The 2013 Acacia Research Corporation Stock Incentive Plan (“2013 Plan”) and the 2016 Acacia Research Corporation Stock Incentive Plan (“2016 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in May 2013 and June 2016, respectively. All Plans allow grants of stock options, stock awards and performance shares with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants. Except as noted below, the terms and provisions of the Plans are identical in all material respects.

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

•
Automatic Option Grant Program. Each non-employee director will receive restricted stock units or stock options for the number of shares determined by dividing the annual retainer by the grant date fair value of Acacia’s common stock on the grant date. In addition, each new non-employee director will receive restricted stock units or stock options for the number of shares determined by dividing the annual board of directors retainer by the grant date fair value of Acacia’s common stock on the commencement date. Restricted stock units and stock options vest in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control. Acacia will deliver the unrestricted shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events: (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director’s service as a member of the Company’s Board of Directors. The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered.

The number of shares of Common Stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At December 31, 2017, there were 660,000 shares available for grant under the 2013 Plan.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The number of shares of Common Stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the Plan. At December 31, 2017, there were 727,000 shares available for grant under the 2016 Plan.

Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock. Acacia’s board of directors may amend or modify the Plans at any time, subject to any required stockholder approval. As of December 31, 2017, there are 7,279,000 shares of common stock reserved for issuance under the Plans.

Stock-based award grant activity for the periods presented was as follows:

	2017		2016
	Shares	Aggregate fair value (in thousands)	Shares	Aggregate fair value (in thousands)
Restricted stock awards with performance-based vesting conditions	—	$—	138,000	$431
Stock options with time-based service vesting conditions	1,368,000	2,930	3,434,000	5,704
Stock options with market-based vesting conditions	—	—	2,250,000	5,530
Stock options with performance-based vesting conditions	—	—	200,000	487
Total incentive awards granted	1,368,000	$2,930	6,022,000	$12,152

During the year ended December 31, 2016 the Company granted restricted stock awards and stock options (with weighted-average exercise price of $5.75 per share) with performance-based vesting conditions. The awards vest based upon the Company achieving specified cash flow performance targets over a one and two-year period from the date of grant. Under the terms of the awards, the number of restricted shares or stock options that will actually vest is based on the extent to which the Company achieves the specified performance targets during the performance period. As of December 31, 2017, 102,000 (net of forfeitures) shares of restricted stock with performance-based vesting conditions were outstanding and unvested. During the year ended December 31, 2017, all stock options with performance-based vesting conditions expired unvested. As of December 31, 2017, there was no unrecognized expense for awards with performance-based vesting conditions.

During the year ended December 31, 2016, the Company granted stock options with market-based vesting conditions, with a weighted-average exercise price of $5.75 per share. The options with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a four-year period. Under the terms of the awards, the number of stock options that will actually vest is based on the extent to which the Company achieves the specified market conditions during the four-year performance period. The stock options vest in equal installments of 25% upon the Company’s achievement of 30-day average share prices ranging from $7.00 to $10.00. As of December 31, 2017, 1,687,500 options with market-based vesting conditions remain unvested. As of December 31, 2017, there was no unrecognized expense for options with market-based vesting conditions.

The following table summarizes stock option activity for the Plans for the year ended December 31, 2017:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2016	5,596,000	$4.93
Granted	1,368,000	$5.52
Exercised	(208,000)	$3.57
Expired/forfeited	(926,000)	$4.90
Outstanding at December 31, 2017	5,830,000	$5.13	5.8 years	$856,000
Vested	1,959,000	$4.84	5.8 years	$434,000
Exercisable at December 31, 2017	1,959,000	$4.84	5.8 years	$434,000

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $296,000, $344,000, and $751,000, respectively. The aggregate intrinsic value of options vested during the year ended December 31, 2017 was $351,000. The aggregate fair value of options granted during the year ended December 31, 2017 was $2,930,000. The aggregate fair value of options vested during the year ended December 31, 2017 and 2016 was $2,009,000 and $2,342,000, respectively.  No options were granted or vested during the year ended December 31, 2015. As of December 31, 2017, the total unrecognized compensation expense related to nonvested stock option awards was $3,654,000, which is expected to be recognized over a weighted-average term of approximately 2 years.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2017:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2016	333,000	$8.9
Granted	—	$—
Vested	(120,000)	$12.95
Canceled	(90,000)	$9.10
Nonvested restricted stock at December 31, 2017	123,000	$4.77

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2016 and 2015 was $3.12 and $12.83, respectively. The aggregate fair value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was $1,560,000, $5,243,000 and $11,494,000, respectively. As of December 31, 2017, the total unrecognized compensation expense related to nonvested restricted stock awards was $53,000, which is expected to be recognized over a weighted-average period of approximately 2 months.

The following table summarizes restricted stock unit activity for the year ended December 31, 2017:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at December 31, 2016	14,000	$16.27
Vested	(12,000)	$16.18
Nonvested restricted stock units outstanding at December 31, 2017	2,000	$16.72
Vested restricted stock units outstanding at December 31, 2017	60,000	$15.38

The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2015 was $16.72.  There were no restricted units granted during the years ended December 31, 2017 and 2016. The aggregate fair value of restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $200,000, $324,000 and $480,000, respectively. As of December 31, 2017, the total unrecognized compensation expense related to restricted stock unit awards was $1,000, which is expected to be recognized over a weighted-average period of approximately 1 month.

Profits Interest Plan

On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of membership interests in AIP to certain members of management and the Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each profits interest unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the fair value of AIP increases beyond the fair value at the issuance date of the membership interests. The membership interests are represented by units (the “Units”) reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones (one-third upon 150% appreciation, and the remaining two-thirds upon 300% appreciation in value of Acacia’s aggregate investment in Veritone), subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement. The Units were fully vested as of December 31, 2017.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acacia owns 60% of the membership interests in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients. As of December 31, 2017, AIP holds the Veritone 10% Warrant described at Note 7.

Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted in February 2017, with an aggregate grant date fair value of $722,000. The fair value of the Units totaled $3,041,000 as of December 31, 2017. Upon full vesting of the units in September 2017, all previously unrecognized compensation expense was immediately recognized.

The fair value of the Units is estimated utilizing a Geometric Brownian Motion model (“GBM”) which considers probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 7) underlying or associated with the Units. At the estimated end of the term of the underlying warrant (May 2022), the model estimates the total proceeds from the hypothetical exercise of the warrant and estimates the value of the Units by allocating the proceeds based on the waterfall described in the terms of the underlying agreement. The value of the Units on a marketable basis is the average allocation across all GBM simulation paths discounted to the applicable valuation date using the risk-free rate. This estimated value is adjusted for an estimate of a DLOM using the Finnerty model, based on a security specific volatility calculated by changing Veritone’s common stock price by 1% and measuring the corresponding change in the value of the Units. For the year ended December 31, 2017, assumptions utilized in the GBM included a term of 4.4 years, stock price of $23.20, volatility of 50%, and risk free interest rates ranging from 1.76% to 2.40% for terms ranging from one to 10 years. The estimated DLOM utilized was 30%, based on assumptions including a term of approximately 4.4 years and a volatility of 85% for Veritone’s common stock. Volatility was estimated based on the historical volatilities of a set of comparable public companies, adjusted for leverage, over a term matching the term of the underlying warrant asset, which was approximately 4.4 years.

Compensation expense for the periods presented was comprised of the following:

	2017	2016	2015

Restricted stock awards with time-based service conditions	$1,025	$4,071	$10,575
Restricted stock unit awards with time-based service conditions	161	320	473
Restricted stock awards with performance-based vesting conditions	121	197	—
Stock options with time-based service vesting conditions	2,165	1,316	—
Stock options with market-based vesting conditions	2,372	3,158	—
Stock options with performance-based vesting conditions	—	—	—
Profits interests units	3,041	—	—
Total compensation expense	$8,885	$9,062	$11,048

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring at various dates from 2019 through 2020. Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Years ending December 31,
2018	$1,213
2019	1,369
2020	16
Total minimum lease payments	$2,598

Rent expense for the years ended December 31, 2017, 2016 and 2015 approximated $1,392,000, $1,795,000 and $1,926,000, respectively. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases are amortized on a straight-line basis over the lease term.

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

Patent Enforcement and Other Litigation

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows. Fiscal year 2017 includes estimated contingency accruals totaling $1,200,000. The estimated range of potential expenses related to these matters is $1,200,000 to $3,000,000. Fiscal year 2016 and 2015 operating expenses included expenses for court ordered attorney fees and settlement and contingency accruals totaling $500,000 and $4,141,000, respectively.

Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at December 31, 2017.

Bank Guarantee
In March 2015, an operating subsidiary of Acacia entered into a standby letter of credit and guarantee arrangement (“Guarantee”) with a bank for purposes of enforcing a court ruling in a German patent court granting an injunction against the defendants in the related patent infringement case. The Guarantee was secured by a cash deposit at the contracting bank, which was classified as restricted cash in the accompanying December 31, 2016 consolidated balance sheets, totaling $11,512,000. Upon resolution of all related matters in June 2017, the Guarantee was extinguished resulting in release of the cash collateral (and related restrictions on the cash balance) by the contracting bank. As a result, currently no amounts of Acacia’s cash and investments are restricted as to use.
Other

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund invests in, licenses and enforces intellectual property consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund was terminated as of December 31, 2017. At December 31, 2017 and 2016, the Acacia IP Fund net assets and net income (loss) were primarily comprised of the following (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2017	2016
Cash and other assets	$986	$1,118
Investments - noncurrent	1,905	2,933
Total assets	$2,891	$4,051

Accrued expenses and contributions	$2,567	$2,394
Net assets	$324	$1,657

	2017	2016
Revenues	$—	$16
Operating expenses	390	572
Loss from operations	(390)	(556)
Net loss in equity method investments	(943)	(1,013)
Net loss	$(1,333)	$(1,569)

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

Executive Severance Policy.  Under Acacia’s Amended Executive Severance Policy, full-time employees as of July 2017 and prior with the title of Senior Vice President and higher (“SVP and higher”) are entitled to receive certain benefits upon termination of employment. If employment of an SVP and higher employee is terminated for other than cause or other than on account of death or disability, Acacia will (i) promptly pay to the SVP and higher employee a lump sum amount equal to the aggregate of (a) accrued obligations (i.e., annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of base salary for each full year that the SVP and higher employee was employed by the Company (the “Severance Period”), up to a maximum of twelve (12) months (eighteen (18) months for executive officers of Acacia Research Corporation) of base salary, and (ii) provide to the SVP and higher employee, Acacia paid COBRA coverage for the medical and dental benefits selected in the year in which the termination occurs, for the duration of the Severance Period.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for state income taxes totaled $181,000, $223,000 and $211,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Foreign taxes withheld totaled $2,865,000, $14,776,000 and $4,421,000 for the years ended December 31, 2017, 2016 and 2015, respectively. Refer to Note 4 for accrued foreign taxes payable.

Refer to Note 5 for information regarding noncash investing activity related to the investment in patent portfolios for the periods presented. Refer to Note 7 for information regarding noncash investing activity related to the investment in Veritone for the periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2017. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2017	2017	2017	2017	2016	2016	2016	2016
	(Unaudited, in thousands, except share and per share information)
Revenues	$8,854	$16,457	$36,633	$3,458	$24,721	$41,351	$64,658	$21,969
Operating costs and expenses:
Cost of revenues:
Inventor royalties	666	4,273	—	13	1,573	—	17,844	3,313
Contingent legal fees	627	3,236	12,173	646	4,109	10,418	7,709	4,238
Litigation and licensing expenses - patents	6,386	4,134	4,073	3,626	7,723	7,324	7,348	5,463
Amortization of patents	5,515	5,571	5,625	5,443	10,760	10,759	6,467	6,222
General and administrative expenses (including non-cash stock compensation expense)	6,916	6,734	12,715	(335)	7,994	7,535	8,334	9,056
Other expenses - business development	320	433	241	195	522	1,334	666	557
Impairment of patent-related intangible assets	—	—	2,248	—	—	40,165	—	2,175
Other	—	—	—	1,200	1,742	(1,242)	—	—
Total operating costs and expenses	20,430	24,381	37,075	10,788	34,423	76,293	48,368	31,024
Operating income (loss)	(11,576)	(7,924)	(442)	(7,330)	(9,702)	(34,942)	16,290	(9,055)
Total other income (expense)	696	(4,862)	159,027	(102,950)	(3)	(52)	261	592
Income (loss) before (provision for) benefit from income taxes	(10,880)	(12,786)	158,585	(110,280)	(9,705)	(34,994)	16,551	(8,463)
Provision for income taxes	(1,241)	(1,478)	(216)	(20)	(192)	(5,927)	(9,655)	(2,414)
Net income (loss) including noncontrolling interests	(12,121)	(14,264)	158,369	(110,300)	(9,897)	(40,921)	6,896	(10,877)
Net (income) loss attributable to noncontrolling interests in subsidiaries	291	12	96	97	(68)	348	186	266
Net income (loss) attributable to Acacia Research Corporation	$(11,830)	$(14,252)	$158,465	$(110,203)	$(9,965)	$(40,573)	$7,082	$(10,611)
Net income (loss) per common share attributable to Acacia Research Corporation:
Basic and diluted income (loss) per share	$(0.24)	$(0.28)	$3.13	$(2.18)	$(0.20)	$(0.81)	$0.14	$(0.21)
Weighted-average number of shares outstanding, basic	50,333,056	50,499,948	50,554,234	50,590,460	49,925,550	50,015,869	50,124,302	50,237,784
Weighted-average number of shares outstanding, diluted	50,333,056	50,499,948	50,599,974	50,590,460	49,925,550	50,015,869	50,618,757	50,237,784

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  SUBSEQUENT EVENTS

Investments

In January 2018, Acacia entered into a Joint Venture and Services Agreement (“Joint Venture Agreement”) with Bitzumi, Inc., a company developing macro opportunities in the cryptocurrency and blockchain industries, including a next generation decentralized exchange. Bitzumi recently filed a Regulation A Offering Statement with the Securities and Exchange Commission and a listing application with NASDAQ. Acacia made an initial $1,000,000 equity investment in Bitzumi in January 2018. Under the Joint Venture Agreement, Acacia will provide various patent-related services to Bitzumi and has the option to invest up to an additional $9,000,000 to acquire Bitzumi common stock. In connection with Acacia’s initial investment, Acacia received a short-term warrant to purchase $4,000,000 of Bitzumi common shares. Under the Joint Venture Agreement, Acacia has a right to acquire up to an aggregate of $10.0 million of Bitzumi common shares (inclusive of Acacia’s initial $1,000,000 equity investment and exercise of Acacia’s short-term warrant) at a price, except as paid by Acacia for the initial investment and the exercise price of Acacia’s short-term warrant, of $2.50 per share. Upon meeting certain conditions set forth in the Joint Venture Agreement, Bitzumi will also issue Acacia a warrant for 30,000,000 shares of Bitzumi’s common stock. Acacia’s investment in Bitzumi represents its first venture in the cryptocurrency and blockchain marketplaces.

In February 2018, Acacia made an additional equity investment in Miso Robotics totaling $6,000,000, increasing its ownership interest in Miso Robotics to approximately 30%. In addition, Acacia acquired an additional board seat.

Stock Repurchase Program.

In February 2018, Acacia’s Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by the Board of Directors at its discretion (the “Stock Repurchase Program”). In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s Board of Directors will consider such factors as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program. The Stock Repurchase Program is set to expire on February 28, 2019.