Form 10-K/A
period 2017-12-31
ACACIA RESEARCH CORP
filed 2018-04-02
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K/A
(Amendment No.1)

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

EXPLANATORY NOTE

Acacia Research Corporation is filing this Amendment No. 1 on Form 10-K/A (“Amended 10-K”) to its Annual Report on Form 10-K for the year ended December 31, 2017 (“Original 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2018 to include the financial statements and related notes of Veritone, Inc. (“Veritone”), an unconsolidated investment of ours. We made our initial investment in Veritone in August 2016.

We own a 25% non-controlling interest in Veritone. Upon becoming eligible for the equity method of accounting, Acacia elected to apply the fair value option to account for its equity investment in Veritone, including all of its investments in Veritone common stock and common stock purchase warrants. Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended, provides that if a 50 percent-or-less-owned person accounted for by the equity method meets the first or third condition of the significant subsidiary tests set forth in Rule 1-02(w) of Regulation S-X, substituting 20 percent for 10 percent, separate financial statements for such 50 percent-or-less-owned person shall be filed. In applying Rule 3-09 and 4-08(g) disclosure thresholds to investments that would have been accounted for under the equity method had the fair value option not been elected, the income test is computed using as the numerator the change in the fair value reflected in the registrant’s income statement rather than the registrant’s equity in the earnings of the investee computed as if the equity method had been applied. Veritone met the significant subsidiary test described above for fiscal year ended December 31, 2017. The financial statements required by S-X 3-09 are required to be filed within 90 days after our December 31, 2017 fiscal year-end, or by April 2, 2018. Our Original 10-K is being amended by this Amended 10-K to include as exhibits: (i) the Veritone audited financial statements for the fiscal years ended December 31, 2017 and 2016 prepared in accordance with generally accepted accounting principles in the United States; (ii) the consent of the independent auditor of Veritone; and (iii) certifications by our President and Chief Financial Officer. Although we are providing full year audited financial statements of Veritone for the fiscal years ended December 31, 2017 and 2016, our initial investment in Veritone was made in August 2016. Accordingly, the audited financial statements of Veritone for the fiscal year ended December 2016 are not reflective of our investment in Veritone, which existed for only a portion of fiscal year 2016.

Except as stated in this Explanatory Note, this Amended 10-K does not update any exhibits as originally filed and does not otherwise reflect events that occurred after the filing date of the Original 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this report.
(1)  Financial Statements

The following financial statements of Acacia Research Corporation, as listed in Item 15 of the Original 10-K, are included in Item 8 of the Original 10-K:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

The financial statements of Veritone required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to this Amended 10-K.

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

10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement under the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Edward Treska (19)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Robert L. Harris (19)
10.16*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Clayton J. Haynes (19)
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (17)
10.21*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (18)
10.22*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Matthew Vella (19)
10.23*	2016 Acacia Research Corporation Stock Incentive Plan (21)
10.24*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.25*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.26*	Director Service Agreement, dated February 29, 2016, by and between Acacia Research Corporation and Robert L. Harris (22)
10.27*	Employment Agreement, dated September 18, 2017, by and between Acacia Research Group LLC and Robert Stewart (25)
10.28*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan (26)
10.29	Investment Agreement dated August 15, 2016, by and between Acacia Research Corporation and Veritone, Inc. (27)

10.30	Secured Promissory Note dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.31	Primary Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation, together with form of 10% Warrant to Purchase Common Stock (27)
10.32	Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.33	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.34	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
21.1	List of Subsidiaries (28)
23.1	Consent of Grant Thornton LLP (28)
23.2	Consent of Marcum LLP
24.1	Power of Attorney (included in the signature page hereto).
31.3†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.4†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.3	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.4	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
99.1	Financial Statements of Veritone, Inc.
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T. (28)
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

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

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 28, 2016 (File No. 001-37721).

(21)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 (File No. 001-37721).

(22)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 4, 2016 (File No. 000-26068).

(23)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 21, 2016 (File No. 000-26068).

(24)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37721).

(25)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 7, 2017 (File No. 001-37721).

(26)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017 (File No. 001-37721).

(27)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 16, 2017 (File No. 001-37721).

(28)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K filed on March 7, 2018 (File No. 001-37721).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	April 2, 2018	By:	/s/ Robert Stewart
Robert Stewart
President (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Robert Stewart	President	April 2, 2018
	Robert Stewart	(Principal Executive Officer)

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	April 2, 2018
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	*	Director	April 2, 2018
Fred A. de Boom

/s/	*	Director	April 2, 2018
Edward W. Frykman

/s/	*	Executive Chairman and Director	April 2, 2018
G. Louis Graziadio, III

/s/	*	Director	April 2, 2018
William S. Anderson

/s/	*	Director	April 2, 2018
Frank E. Walsh, III

/s/	*	Director	April 2, 2018
James F. Sanders

/s/	Paul Falzone	Director	April 2, 2018
Paul Falzone

/s/	Joseph E. Davis	Director	April 2, 2018
Joseph E. Davis

*By:	/s/ Clayton J. Haynes
Clayton J. Haynes
Attorney-in-Fact