Form 10-K/A
period 2017-12-31
ACACIA RESEARCH CORP
filed 2018-04-30
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 of Acacia Research Corporation (the “Company,” “Acacia,” “we,” “our,” and “us”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2018, as amended by Amendment No. 1 filed with the SEC on April 2, 2018 (as so amended, the “Original Filing”). At the time that we filed the Original Filing, we intended to file a definitive proxy statement for our 2018 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are filing this Amendment to amend Part III (Items 10 through 14) of the Original Filing to include the information required by and not included in Part III of the Original Filing because we now expect to file a definitive proxy statement for our 2018 Annual Meeting of Stockholders after such 120-day period. Part IV (Item 15) of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Exchange Act.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to March 7, 2018.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors
The following table sets forth information as to the persons who currently serve as our directors.1

Name	Age	Director Since	Positions with the Company
William S. Anderson+^	59	2007	Director
Fred A. de Boom*+^	82	1995	Director
G. Louis Graziadio, III@	68	2002	Executive Chairman and Director
Frank E. Walsh, III^@	51	2016	Director
James F. Sanders^@	61	2017	Director
Joseph E. Davis*^	66	2018	Director
Paul Falzone*^+@	44	2018	Director
____________________

(1)
Edward W. Frykman, who served on the Board since April 1996, passed away on April 14, 2018. Mr. Frykman served as Vice Chairman of the Compensation Committee and a member of the Audit Committee and the Nominating and Governance Committee.

* Member of the Audit Committee
+ Member of the Compensation Committee
^ Member of the Nominating and Governance Committee
@ Member of the Strategic Review Committee

Biographical information regarding the election as a director and each other person whose term of office as a director will continue after the Annual Meeting is set forth below.
Directors with Terms Expiring in 2018 (Class III)
G. Louis Graziadio, III has been a director since February 2002. Mr. Graziadio, is President and Chief Executive Officer of Second Southern Corp., the managing partner of Ginarra Partners, L.L.C., a closely-held California company involved in a wide range of investments and business ventures.  Mr. Graziadio is also Chairman of the Board and Chief Executive Officer of Boss Holdings, Inc., a distributor of work and hunting gloves, rainwear, rain boots, industrial apparel, pet products, specialty merchandise, and wireless accessories for electronic and mobile devices.  From 1984 to 2000, Mr. Graziadio served as a director of Imperial Bancorp, the parent company of Imperial Bank, a Los Angeles based commercial bank acquired by Comerica Bank in January 2001.  Mr. Graziadio, and companies with which he is affiliated, are significant shareholders in numerous private and public companies in a number of different industries.  Since 1978, Mr. Graziadio has been active in the restructurings of both private and public companies, as well as corporate spin-offs and IPOs.  Mr. Graziadio also served as a director of True Religion Apparel, Inc., a publicly traded clothing company, until its sale in July 2013. Mr. Graziadio is also a member of the Board of Directors of World Point Terminals, Inc., which owns, operates, develops, and acquires terminal assets relating to the storage of light refined products and crude oil. Mr. Graziadio has also served on the Board of Directors of Veritone since August 2016. We believe that Mr. Graziadio’s qualifications to serve on the Board include his extensive business experience having held senior management positions at several different companies and his experience in serving on the boards of directors of public companies.

Frank E. Walsh, III has served as a director since April 2016. Mr. Walsh is the manager of Jupiter Capital Management Partners, LLC and a founding partner of WR Capital Partners. Through Jupiter and WR Capital Partners, Mr. Walsh has extensive experience in the acquisition and financing of both public and private companies in the technology industry and many other industries. Mr. Walsh serves on the board of directors and the audit and compensation committees of 1st Constitution Bank and 1st Constitution Bancorp, as a director and audit committee member of World Point Terminals Inc. and as a director of Veritone. Mr. Walsh also serves as a trustee for St. Benedicts Preparatory School in Newark, New Jersey and Lehigh University in Bethlehem, Pennsylvania. We believe that Mr. Walsh is qualified to serve on the Board because of his business skills and experience, executive leadership expertise and investment acumen developed during his long career at Jupiter Capital Management Partners, LLC and WR Capital Partners, LLC, and his service on other boards.

Directors with Terms Expiring in 2019 (Class I)
Fred A. de Boom has served as a director since February 1995. Mr. de Boom has been a principal in Sonfad Associates, an Orange County-based firm which is involved in mergers and acquisitions, private debt and equity placements, strategic and financial business planning, bank debt refinance and asset based financing, since 1995. Previously, Mr. de Boom served for five years as a Vice President of Tokai Bank, for eight years as a Vice President of Union Bank, and for twenty-two years as a Vice President of First Interstate Bank. Mr. de Boom received a B.A. degree from Michigan State University and an M.B.A. degree from the University of Southern California. We believe that Mr. de Boom’s qualifications to serve on the Board include his 20-year tenure as a member of the Board and extensive experience in the fields of finance and business transactions.

James F. Sanders has served as a director since July 2017. Mr. Sanders is a corporate lawyer currently engaged in private practice advising both public and private companies. From 1998 to March 2017, Mr. Sanders served as corporate counsel for Apex Oil Company, Inc., a St. Louis-based, privately held company with nationwide operations in petroleum trading, bulk storage, distribution and inland marine transportation. From 2006 through July 2015, he also served as corporate counsel for FutureFuel Corporation, an NYSE-listed manufacturer and distributor of biodiesel and chemical products, with primary responsibility for corporate governance and SEC public reporting. Since October 1998, Mr. Sanders has served as secretary and general counsel of Boss Holdings, Inc., a distributor of work gloves, work apparel, pet products, wireless accessories and promotional products. From 1990 to 1998, Mr. Sanders was an associate then partner at Lewis, Rice & Fingersh in St. Louis. He holds a B.S. degree in business administration (summa cum laude) and an M.B.A. in finance from St. Louis University School of Business Administration, as well as a J.D. degree from St. Louis University School of Law. We believe Mr. Sanders experience in advising companies on corporate matters, including mergers and acquisitions, banking, real estate, antitrust and litigation management will strengthen the governance and functioning of the Board. His legal experience and financial education will help the Board’s assessment of business opportunities, strategic options and risk management.

Joseph E. Davis has served as a director since March 30, 2018. Mr. Davis currently serves as the Chief Executive Officer of ETONIEN, LLC, a financial consulting firm that he co-founded in July 2008. Prior to co-founding ETONIEN, Mr. Davis was the Managing Partner of the Los Angeles practice for Tatum LLC, an executive services and consulting firm, from December 2004 to July 2008. Prior to joining Tatum, Mr. Davis was a partner with KPMG for 27 years. Mr. Davis is currently a Board Member for the Los Angeles Regional Food Bank. He also served as the Chairman of the Finance Committee for The Los Angeles Regional Food Bank from 2011 to 2018. From 2005 to 2011, Mr. Davis served as a Board Member and Audit Committee Chair for Dorado Network Systems Corporation, a venture capital backed, Silicon Valley company in the software applications market space. Mr. Davis is a CPA in California, New York and Ohio. He also holds a B.A. in History/ Political Science from Butler University, a B.S. in Accounting from Arizona State University and a Master's in Business Taxation from the University of Southern California. We believe Mr. Davis' qualifications to serve on the Board include his extensive experience in the fields of accounting and finance and his experience in holding senior management positions at several different companies.

Directors with Terms Expiring in 2020 (Class II)

William S. Anderson has served as a director since August 2007.  Mr. Anderson currently serves as Founder and Chief Executive Officer of First Beverage Group, a privately held company founded by Mr. Anderson in 2005 which provides financial services to the beverage industry.  Mr. Anderson also now serves as Chairman of Topa Equities, Ltd. and Topa Insurance Group. Mr. Anderson served as Executive Vice-President of Topa Equities, Ltd., a diversified holding company and beer distributor group, from 1991 to 2004. Prior to joining Topa, Mr. Anderson was an attorney with O’Melveny & Myers in Los Angeles.  Mr. Anderson has served on the board of directors of Topa Equities, Ltd. since 2008, on the board of directors of Topa Insurance Group since 2013, on the board of directors of Purity Organic, LLC, an organic fruit juice company, since 2011, on the board of directors of Health-Ade Kombucha since 2013, and on the boards of directors of GEM&BOLT and Experience Camps since 2017. Mr. Anderson received his B.A. degree from Bowdoin College in Brunswick, Maine and his J.D. from the University of California, Los Angeles School of Law.  We believe Mr. Anderson’s qualifications to serve on the Board include his legal training and experience and extensive business experience having held senior management positions at several different companies.

Paul Falzone has served as a director since March 30, 2018. Mr. Falzone is currently the Managing Partner of Manifest Investment Partners, a growth equity fund focused on tech-enabled services and business-to-business software companies. Prior to joining Manifest, Mr. Falzone was President and Chief Growth Officer of Brand Networks, a large global pure-play social media software company, from 2012 to 2016. From 2007 to 2010,Mr. Falzone was President of SDI Media, a language localization software and services company. Prior to joining SDI, Mr. Falzone was President of MediaMix Marketing, an Internet marketing company, from 1998 to 2002. Mr. Falzone serves as Vice Chairman on the board of directors for Brand

Network. He also serves on the boards of directors of several of Manifest’s portfolio companies and MPI Cognition, an innovative healthcare practice focused on reversing the effects of the Alzheimer’s disease. Mr. Falzone received a B.A. and graduated with honors from Northwestern University. We believe Mr. Falzone’s qualifications to serve on the Board include his extensive experience having held senior management positions at various software and media companies.

Audit Committee
The Audit Committee currently consists of Messrs. de Boom, Davis and Falzone, each of whom is independent under the listing standards of the Nasdaq Stock Market. Mr. de Boom currently serves as the Chairman of the Audit Committee. Mr. Walsh, who served on the Audit Committee during the fiscal year ended December 31, 2017, stepped down from the Audit Committee on March 30, 2018. Mr. Frykman served on the Audit Committee until his death on April 14, 2018. Mr. Davis was appointed to the Audit Committee on March 30, 2018. Mr. Falzone was appointed to the Audit Committee on April 18, 2018, following the death of Mr. Frykman. The Audit Committee held four meetings during the fiscal year ended December 31, 2017.
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
The Board has determined that each of Mr. de Boom and Mr. Davis is an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K.
Executive Officers

The table below provides information concerning our executive officers as of the date of this Amendment(1).

Name	Age	Positions with the Company
Robert B. Stewart, Jr.	52	President
Clayton J. Haynes	48	Chief Financial Officer, Treasurer and Senior Vice President, Finance
Edward J. Treska	52	Executive Vice President, General Counsel and Secretary
____________________

(1)	Marvin Key resigned as Interim Chief Executive Officer on April 19, 2017.

Robert B. Stewart, Jr. joined Acacia Research Corporation in August 1997 as Vice President. In August 2004, Mr. Stewart was appointed our Senior Vice President. On April 19, 2017, Mr. Stewart was appointed our President upon the resignation of Mr. Key. Mr. Stewart received a B.S. degree from the University of Colorado at Boulder.
Clayton J. Haynes joined Acacia Research Corporation in April 2001 as Treasurer and Senior Vice President, Finance. In November 2001, Mr. Haynes was appointed our Chief Financial Officer. From 1992 to March 2001, Mr. Haynes was employed by PricewaterhouseCoopers LLP, ultimately serving as a Manager in the Audit and Business Advisory Services practice. Mr. Haynes received a B.A. degree from the University of California at Los Angeles, an M.B.A from the University of California at Irvine Paul Merage School of Business and is a Certified Public Accountant (Inactive).
Edward J. Treska joined Acacia Research Corporation in April 2004 as Vice President. He was appointed Secretary in March 2007, General Counsel in March 2010 and Senior Vice President in October 2011. On April 19, 2017 Mr. Treska was appointed Executive Vice President upon the resignation of Mr. Key. Prior to joining us, Mr. Treska served as General Counsel, Director of Patents and Licensing for SRS Labs, Inc., a technology licensing company specializing in audio enhancement, between 1996 and 2004. Prior to joining SRS Labs, Mr. Treska practiced law at the intellectual property law firm of Knobbe, Martens, Olson & Bear and prior to law school was a design engineer with the former TRW Space & Technology Group. Mr. Treska is a registered patent attorney who received a B.S. degree in Electrical Engineering from Colorado State University and a J.D. degree from the University of San Diego School of Law. Mr. Treska has also served on the Board of Directors of Veritone, Inc. since August 2016.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. We believe that, based on the written representations of our directors and officers, and the copies of reports filed with the SEC during the fiscal year ended December 31, 2017, our directors, officers and holders of more than 10% of our common stock complied with the requirements of Section 16(a).

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary
For the 2017 fiscal year, our named executive officers were as follows:

•	Robert B. Stewart, Jr., our President and our Principal Executive Officer until a Chief Executive Officer is identified and appointed by the Board.
•Clayton J. Haynes, our Chief Financial Officer, Senior Vice President of Finance and Treasurer.
•Edward J. Treska, our Executive Vice President, General Counsel and Secretary.
•Marvin Key, our former Interim Chief Executive Officer (resigned effective April 19, 2017).

This compensation discussion and analysis summarizes and discusses our executive compensation programs and policies and the factors relevant to an analysis of these programs and policies. We provide an overall description of our executive compensation program and an analysis of the components of compensation provided to our named executive officers. This compensation discussion and analysis provides qualitative information regarding the manner and context in which compensation is awarded to, and earned by, our principal executive officer, our principal financial officer, the three most highly compensated executive officers of our company other than our principal executive officer and principal financial officer, and any additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of our company at the end of the last completed fiscal year. We refer to these executive officers herein collectively as our named executive officers. Our named executive officers for fiscal year 2017 include all of our executive officers. This compensation discussion and analysis should be read together with the compensation tables and related disclosures set forth in the definitive proxy statement when filed with the SEC.
The Company started 2016 with key changes in executive management that reflected both changes in the Company’s traditional patent licensing landscape and changes to the Company’s approach for securing, obtaining, and enforcing newly-sourced intellectual property. These management changes brought about a complete review of our existing patent licensing and enforcement programs, including associated external litigation teams, vendors, third party costs and consultants, as well as a thorough review of internal costs, actual and potential liabilities, along with a complete review of personnel resources. We renewed our focus on maximizing our licensing revenue and margin from our existing programs while decreasing liabilities and reducing costs throughout much of our organization. We finished 2016 as one of our highest grossing years and one of the most profitable in our history. Though profitable, 2016 was a challenging year for securing new intellectual property which we felt confident could generate substantial returns in a patent landscape where enforcement had grown increasingly difficult.
During 2017, the Company and Compensation Committee were faced with additional executive management changes as the Company continued to reduce operating expenses and reduce personnel, while managing a sizable array of active patent litigation and corresponding licensing activity. Throughout 2016 and 2017, the Company actively sought to diversify its business operations while leveraging the intellectual property expertise it had gained and for which it was well known. Specifically, the Company invested in both Veritone, now publicly traded on Nasdaq, and Miso Robotics during this period. Continuing throughout 2017, the Compensation Committee made decisions to maintain stability and retain important executives at an important time for the company which required not only the continued management of our vast licensing portfolios but also the continued diversification of our business into partnering with companies in the emerging growth and disruptive technology areas. These changes in 2017 occurred during a period of declining revenues as several of our major licensing programs began to mature and proceeded towards long-awaited trial dates. As a result, the Compensation Committee sought to ensure that our executive officers focused on existing business execution and business diversification that would lead to improved financial results on a short-term and long-term basis.
Historical Practices, Stockholder Engagement and Compensation Consultant
We have engaged in extensive stockholder outreach since 2015 to specifically discuss our compensation philosophy, programs and policies. The Compensation Committee directed our management and investor relations personnel to actively engage our stockholders to obtain feedback on the specific issue of executive compensation. This engagement includes in-person meetings and conference calls with our key institutional stockholders. The initial feedback that we received from our key institutional stockholders noted our need for specific performance milestones and targets in our compensation programs, including our incentive cash and equity compensation programs, and a desire to see closer alignment of executive compensation with corporate performance.
In 2016, our Compensation Committee engaged Pearl Meyer, a prominent compensation advisory firm, as an independent compensation consultant to provide advice with respect to compensation decisions for our executive officers. The Compensation Committee believes that the use of an independent compensation consultant provides additional assurance that our executive compensation programs are consistent with our objectives and with our industry generally. Among other things, Pearl Meyer compiled a list of our peer group companies within our size range at the time, with input from our management, based upon revenue, market capitalization, headcount and industry focus. The Compensation Committee reviewed and approved the final list of our peer group companies. Pearl Meyer gathered market data on base salary, short-term and long-term incentives and total compensation at the 25th, 50th and 75th percentiles. Additionally, information on compensation program structures were also collected to help inform decisions on the appropriate compensation structure for our executives. Where possible, Pearl Meyer blended size-appropriate survey market data with peer company data. The peer group companies used for our 2016 compensation assessment consisted of the following fifteen publicly-traded companies:

•	CEVA, Inc.	•	InterDigital, Inc.	•	RPX Corporation
•	Digimarc Corporation	•	Marathon Patent Group, Inc.	•	Tessera Technologies Inc.
•	Epiq Systems, Inc.	•	Pendrell Corporation	•	Theravance Inc.
•	Exponent Inc.	•	Rambus Inc.	•	VirnetX Holding Corp
•	Immersion Corporation	•	Rovi Corporation	•	Wi-Lan Inc.

The Compensation Committee assessed the independence of Pearl Meyer, taking into consideration the following factors: (a) the provision of other services to us by Pearl Meyer; (b) the amount of fees received from us by Pearl Meyer, as a percentage of the total revenue of Pearl Meyer; (c) the policies and procedures of Pearl Meyer that are designed to prevent conflicts of interest; (d) any business or personal relationship of the compensation consultants with a member of the Compensation Committee; (e) any stock of our company owned by the compensation consultants; and (f) any business or personal relationship of the compensation consultants or Pearl Meyer with an executive officer of our company. The Compensation Committee determined, based on its analysis of the above factors, that Pearl Meyer’s services have not created any conflict of interest, and the Compensation Committee was satisfied with the independence of Pearl Meyer. In addition, our Compensation Committee has the authority to direct, terminate or continue the services of Pearl Meyer.
Our management discussed the feedback from our stockholders regarding our executive compensation programs and reviewed current peer group practices in executive compensation with the Compensation Committee and Pearl Meyer. The Compensation Committee and the Board had extensive discussions with our management about the 2015 Say-on-Pay vote results and stockholder feedback relating to executive compensation sentiment. With a desire to align our executive compensation plan with the perspectives held by our stockholders, the Compensation Committee engaged in routine discussions with its independent compensation consultant outside the presence of our management. The Compensation Committee took key measures to address stockholder concerns, and create a compensation program with more specific quantitative measurements of the performance of our named executive officers that are closely aligned with the overall performance of our company.
Following the rigorous review conducted by the Board, the Compensation Committee, Pearl Meyer, and our management, the Board followed the recommendations of the Compensation Committee and adopted a comprehensive new and objective executive compensation program for 2016 focused on aligning executive compensation with company performance.

Our stockholders approved by advisory vote the compensation of our named executive officers at our 2017 annual stockholders meeting, approving the proposal with 97% of the outstanding shares present in person or by proxy and entitled to vote. The Compensation Committee used the feedback and information it received from its stockholder outreach endeavors and from Pearl Meyer to continue to guide its executive compensation decisions for the fiscal year 2017.
2017 Compensation Discussion & Analysis
Overview and Objectives of Our Executive Compensation Programs. Our compensation policies for executive officers seek to align our executive officer’s interests and motivations with those of our stockholders by rewarding both short and long-term objectives. The Compensation Committee believes that compensation of executive officers should be linked to objectives that can be expected to increase stockholder value. Overall compensation of our executive officers should provide a competitive level of total compensation that enables us to attract, retain and incentivize highly qualified executive officers with the background and experience necessary to lead the company and achieve its business goals. For our business, we rely on qualified, highly skilled and talented executives who have experience in the legal, intellectual property licensing and enforcement, and other technology-related industries needed to execute our business model and achieve our business objectives.  Thus, our compensation program is patterned in a manner similar to companies in these industries in order to attract and retain talented executives who may have other opportunities in these industry areas. Our Compensation Committee continues to engage Pearl Meyer as an independent compensation consultant to provide advice with respect to compensation decisions for our executive officers. The Compensation Committee believes that the use of an independent compensation consultant provides additional assurance that our executive compensation programs are consistent with our objectives and with our industry generally. Upon the advice of Pearl Meyer, the peer group analysis and assessment performed in 2016 was maintained for 2017 resulting in the same companies used for our 2017 compensation assessment as those used in 2016.
2017 Compensation Elements. Executive officer compensation for the 2017 fiscal year had five primary components, each of which is designed to fulfill one or more of the principles and objectives described herein:

•
Base Salary. In 2016, we evaluated base salaries against an independently determined peer group with a goal of normalizing towards the median of the peer group. In 2017, base salaries from 2016 were re-evaluated against market-based levels commensurate with each executive's experience and level of responsibility. The Compensation Committee reviews the base salaries of our executive officers annually in accordance with the factors described in more detail below.

•	Annual Incentive Compensation. This component contains the following sub elements:

•	Target Award: The target award levels for each participant were based upon a percentage of the participant’s base salary set by the Compensation Committee.

•
Performance Metrics: In 2016, the performance metrics evaluated included revenue goals and operating income goals. In 2017, to reflect the diversification and transformation of certain aspects of our business, performance metrics were adjusted to include operating income goals, decreases in corporate liabilities and objectives associated with our organizational restructuring.

•
Targeted Metric Payouts: 90% of target performance resulted in a 50% award payment and 150% of target performance resulted in a maximum 200% award payment. We did not make any annual incentive payments for target performance below the 90% level. Award payments were interpolated for actual performance between percentages set forth above.

•	Payment Period: Award payments were made on an annual basis.

•	Equity Compensation. This component contains the following sub elements:

▪	50% of the value of an equity award pool consisted of stock options with an exercise price equal to fair market value of our common stock on the date of grant.

▪	50% of the value of the equity award pool consisted of stock options granted with an exercise price that is at least 25% above the fair market value of our common stock on the date of grant.

•
AIP Profits Interest Units. On February 16, 2017, we granted profits interest units in AIP Operation LLC to each of our named executive officers, who have been making significant contributions to the success of our investment in Veritone. The AIP profits interest units were granted pursuant to the recommendation by our independent compensation consultant, Pearl Meyer. (See “AIP Profits Interest Units” beginning on page 11 of this Amendment).

•
Severance Benefits. On July 14, 2017, the Board eliminated our Executive Severance Policy. Since that time and going forward, our executive officers are covered under their specific employment agreement. We provide our executive officers with severance and change of control arrangements in order to mitigate some of the risk that exists for those executive officers. Our severance and change of control arrangements are intended to attract and retain qualified executives who have alternatives that may appear to them to be less risky absent these arrangements.

•
Employee Benefits and Perquisites. Our executive officers participate in employee benefits that are provided to all of our employees generally, including medical, dental, vision, life, and disability insurance, to the same extent made available to other employees, subject to applicable law.

Role of Compensation Committee, Management and Compensation Consultants. The Compensation Committee, our compensation consultant, and management all participate in the process of setting executive compensation. The Compensation Committee has the primary responsibility for reviewing, approving and determining the compensation of the named executive officers. In making its determinations, the Compensation Committee receives information and advice from Pearl Meyer, our independent compensation consultant, and from management. Once the Compensation Committee develops a recommendation, it presents the recommendation to the full Board for approval. Our named executive officers are also involved in the process of reviewing executive compensation and recommend to the Compensation Committee performance goals and objectives related to performance based compensation. However, our named executive officers are not present during, and do not otherwise participate in, any voting or deliberations on their compensation.
Tax Deductibility of Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, imposes a $1.0 million limit on the amount that a public company may deduct for total compensation paid (including salaries, annual incentive payments and equity-based awards) to its chief executive officer, principal financial officer and the company’s three other most highly compensated executive officers whose compensation is required to be disclosed in the company’s annual proxy statement (referred to as covered employees). Although, certain of our named executive officers earned total non-“qualifying performance-based” compensation in excess of $1.0 million in 2017, the Compensation Committee did not modify the basic method of determining executive compensation. Generally, while we seek to maximize the deduction for compensation paid to our named executive officers, because we compensate our named executive officers in a manner designed to promote our varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible. Consequently, we will not be able to deduct for federal income tax purposes certain compensation earned by our named executive officers in 2017 in excess of $1.0 million each. Historically, there has been an exception to this $1.0 million limitation for performance-based compensation that meets certain requirements, and the principal financial officer has been excluded from the definition of a covered employee. Effective January 1, 2018, under the recently enacted Tax Cuts and Jobs Act, the exception for performance-based compensation has been eliminated, and compensation paid to the principal financial officer is now subject to the $1.0 million deduction limitation. The amendments to Section 162(m) include a grandfather clause applicable to compensation paid pursuant to a written binding contract in effect on November 2, 2017 that is not materially modified after such date. The 2013 Plan and the 2016 Plan contain certain provisions designed to facilitate the deductibility of performance-based compensation in accordance with Section 162(m). The Company generally believes its stock option and performance-based restricted stock awards granted before November 2, 2017 have met those requirements and, as such, are deductible. With respect to compensation provided on and after November 2, 2017 (including 2018 compensation), the Compensation Committee will work with Pearl Meyer to assess the appropriate market supported response to the change to Section 162(m).
Base Salary
We pay base salaries to reward our named executive officers for performing the core responsibilities of their positions and to provide them with a level of security with respect to a portion of their compensation. The base salaries of all of our named executive officers are approved by the Compensation Committee, and are competitive with our peer group. The primary quantitative factors considered by the Compensation Committee in establishing or adjusting base salaries are individual performance goals, overall company performance and the extent to which achievement of those goals impacted company performance;

•
company performance is measured by a number of factors, including revenue on an annual basis as compared with the prior year, improvement in operating income on an annual basis as compared with the prior year, investment activity, decrease in overall corporate liabilities, and strategic accomplishments;

•	individual performance is measured in part by company performance and the percentage by which annual revenues and operating income increased or decreased as compared with the prior year;

•	executive compensation levels at peer group companies and other similar companies.

The primary qualitative factors considered by the Compensation Committee in establishing or adjusting base salaries are:

•	experience, position criticality and overall responsibility of the named executive officer including specific subject matter and personnel;

•	review of the executive’s compensation relative to others for establishing internal equity among positions; and

•	changes in the named executive officer’s duties and responsibilities.

In making salary decisions for 2017, the Compensation Committee exercised its discretion and judgment based on the above factors. For the qualitative factors, no one specific formula was applied to determine the weight of each of the factors in determining base salary. Rather, the Compensation Committee used the qualitative factors along with the quantitative factors to provide an evaluation of each named executive officer’s performance taking into account the executive’s current salary compensation and using this evaluation to determine whether any adjustment in base salary is warranted. In addition, any changes contemplated to base salaries will first be compared against our peer group data with the goal of normalizing any changes against the median of the corresponding peer group.
At the end of fiscal year 2017, the base salaries of our named executive officers were:

Name of Executive	Position	Base Salary
Robert B. Stewart, Jr.(2)	President	$400,000
Clayton J. Haynes	Chief Financial Officer, Senior Vice President of Finance and Treasurer	$393,978
Edward J. Treska	Senior Vice President, General Counsel and Secretary	$420,000
Marvin Key (1)	Former Interim Chief Executive Officer	$420,000
____________________________________
(1) Mr. Key resigned as our Interim Chief Executive Officer effective April 19, 2017.
(2) Mr. Stewart is our Principal Executive Officer until a Chief Executive Officer is identified and appointed by the Board.

Annual Incentive Compensation

For 2017, the Compensation Committee continued the incentive award program developed in 2016 for our executive officers that would be closely aligned with company performance, adjusting the 2017 incentive award program for specific business developments occurring in 2017. For the incentive award program, the Compensation Committee set a target award, unchanged from 2016 target awards, for each executive officer, which equaled a percentage of the executive’s base salary. Due to a reduction in our licensing activities, we have broadened our business activities outside of licensing by increasing our focus on opportunities to partner with high-growth and potentially disruptive technology companies. Given the additional business activities related to identifying and entering into partnerships with these technology companies, we expanded the metrics we review in measuring performance in 2017 to include:

•	Revenue (also used in 2016)

•	Operating income (Net Income + noncash items - unrealized gains on Veritone investment) (also used in 2016)

•	Decrease in overall corporate liabilities

•	Strategic accomplishments such as:

◦	Reorganization of licensing business

◦	Initiatives associated with organization restructuring, resulting in a more agile organization that is able to navigate the evolving business dynamics

Although the Compensation Committee did not assign specific weightings to these metrics, we selected the above metrics as the primary indicators for period-to-period performance and results of operations for our core licensing business and new strategic investments during a period of business diversification.  We also believe that these measures are closely aligned with the short-term and long-term interests of stockholders, as well as overall stockholder value creation, and are sufficiently correlated with our business strategy.
Historically, under our incentive award program, if an executive officer meets 90% of the target performance, the resulting payout will be only a 50% incentive payment. If an executive officer performs below 90% of the target performance, he or she will forfeit any award payment. If an executive officer reaches as much as 150% of the targeted performance, the award payment will typically be capped at 200%. The Board and Compensation Committee believe that this payout method motivates our executive officers to reach 100% of the target performance goals at a minimum, and provides them with appropriate incentive to exceed those goals.
In addition, for 2017, the Compensation Committee determined that incentive compensation would be on an annual basis, discontinuing the practice of issuing quarterly incentive payments. This decision was made within the context of stockholder feedback as well as the difficulty in determining quarterly goals in connection with our business diversification activities.
The Compensation Committee reviewed the performance of our named executive officers for the calendar year 2017 using the 2017 metrics and strategic accomplishments established by the Compensation Committee to determine the amount, if any, of awards payable to our named executive officers for 2017. In accordance with the criteria described above, the Compensation Committee assessed our financial, operational, and strategic performance for 2017. The Compensation Committee also accounted for additional performance objectives achieved by our named executive officers. In 2017, we achieved a significant trial win against Motorola from our St. Lawrence patent portfolio; finalized a major settlement following a successful trial verdict from the patent portfolio of our subsidiary Cellular Communications Equipment LLC; and saw the value of our investment in Veritone grow by 94% as of the end of 2017, as Veritone completed its initial public offering. In addition, in 2017, we completed an investment in Miso Robotics, a company focused on developing robotic solutions based on artificial intelligence for the food service industry. Acacia entered into intellectual property consulting agreements with Veritone and Miso Robotics in connection with our respective partnerships. These 2017 activities occurred while we continued to significantly reduce operating expenses, reduce overhead, and eliminate liabilities. Since the beginning of 2016, we have reduced our fixed general and administrative related expense run rate by approximately 56%, reduced headcount by 70%, and reduced litigation expenses as a percentage of revenues by 33%. During the same two-year period we generated gross revenues of $218.1 million and operating income of approximately $34.4 million.

Following a detailed analysis of the metrics and strategic accomplishments of 2017 and based on an analysis and recommendation by our independent compensation consultant, Pearl Meyer, the Compensation Committee Committee determined the applicable target performance and awarded the following cash awards to our named executive officers, other than Mr. Key who resigned as our Interim Chief Executive Officer April 19, 2017, for fiscal year 2017:

	Fiscal Year 2017
	Target(1)	Maximum(1)	Actuals
Named Executive Officer			%(1)	$
Robert B. Stewart, Jr.(3)	50%	100%	100%	$400,000
Clayton J. Haynes	55%	110%	68%	$266,688
Edward J. Treska(2)	55%	110%	115%	$481,000
______________________
(1)     Reflects percentage of Named Executive Officer's base salary.

(2)
Mr. Treska’s duties expanded in 2017 to include the management of key patent licensing programs; as a result a portion of Mr. Treska's incentive payment also included compensation from an existing incentive program for employees managing licensing programs. This licensing incentive program allows a managing licensing attorney to receive up to one percent of net profits attributable to specific licensing settlements.

(3)	Mr. Stewart is our Principal Executive Officer until a Chief Executive Officer is identified and appointed by the Board.

In addition to the above described incentive payments, consistent with our practice in prior years, all of our employees, including each of our named executive officers, received a year-end holiday bonus equal to one week’s salary. Thus, Messrs. Stewart, Haynes and Treska each received an additional non-discretionary bonus of $7,692, $7,577 and $8,077, respectively, at the end of fiscal year 2017.
Equity Compensation
We granted performance-based equity awards and time-based equity awards to our named executive officers in amounts based on the factors evaluated for determining overall compensation outlined above. These equity awards vest over a three-year period and are split 50% in premium-priced stock options (having an exercise price with a 25% premium over market price on date of grant) and 50% in fair market value stock options. The Compensation Committee believes that the grant of equity awards is essential to aligning the interests of our named executive officers with the interests of our stockholders in enhancing the value of our company. Additionally, the use of time-based vesting schedules in our equity awards helps us to retain our named executive officers.
To align compensation with long term performance, our equity compensation plan allows for the grant of stock options and restricted stock awards to our named executive officers and other employees. Each named executive officer is eligible to be considered for an annual equity award. The 2017 grant of stock options in two parts (premium-priced and fair market value) was structured to provide a balanced equity incentive that achieves the Committee's desire for retention and addresses the unpredictability of the patent licensing business while ultimately aligning to long-term shareholder interests. This ensures that our executive officers have sufficient incentive to improve our performance in order to achieve a significant increase in the value of our common stock.
The chart below shows the number of equity grants approved by the Compensation Committee for each of our named executive officers, other than Mr. Key who resigned as our Interim Chief Executive Officer effective April 19, 2017, during the 2017 fiscal year:

Name	Number of Fair Market Priced Options(1)	Number of Premium Priced Options(2)(3)
Robert B. Stewart, Jr.	96,153	113,032
Clayton J. Haynes	96,153	113,032
Edward J. Treska	96,153	113,032
_____________________________________

(1)	One-sixth of the fair market value options vest every six months for a three-year period.

(2)	One-sixth of the premium-priced options vest every six months for a three-year period.

(3)	Premium priced options granted with an exercise price that is at least 25% above the fair market value of our common stock on the date of grant.
Fiscal Year 2018
On February 12, 2018, the Compensation Committee approved the 2018 executive compensation program developed and recommended by our compensation consultant, Pearl Meyer. The 2018 executive compensation plan (the “2018 Compensation Plan”) seeks to align more value on the equity component and corresponding long-term value creation, including performance based equity, and reduce the targeted annual incentive compensation. The purpose of a structure that deemphasizes short-term compensation in favor of long-term compensation is to support the long-term value creation from our business diversification initiatives and increase management’s alignment with the long-term stockholder. The 2018 Compensation Plan provides for a target pay mix (as a percentage of total compensation), on average for all the three named executive officers of 42% base salary, 4% annual short-term incentive, and 54% long-term incentive. To further enhance the 2018 Compensation Plan's performance-orientation, 100% of the 2018 equity grant will be in the form of premium-priced stock options - a shift from 2017's equity grant structure of 50% premium priced stock options and 50% fair market priced stock options.
In connection with the 2018 Compensation Plan and as a result of the decline in our stock price, Pearl Meyer developed a new peer group profile to ensure the benchmark companies used in its analysis were appropriate based on our current market capitalization and business profile. Pearl Meyer's peer selection process filtered based on industry, market capitalization within the range of .40x - 2.5x our market capitalization and companies that had exhibited double-digit 1 and 3 year growth in market capitalization and revenue. Filters were chosen in order to select companies with strong growth profiles, but of similar size. Similar to prior years, target compensation levels were calibrated to the market median of the revised peer group.
Executive Officer Stock Ownership Guidelines
To further align the interests of our management and stockholders, in February 2016 the Board, upon the recommendation of our Compensation Committee, adopted stock ownership guidelines for our executive officers. Under the guidelines, our Chief Executive Officer is required to hold a number of shares of our common stock having a value equal to five times (5x) his annual base salary and our other executive officers are required to hold a number of shares of our common stock having a value equal to two times (2x) their annual base salary.  Our current executive officers have five years from the adoption of these guidelines, and new executive officers have five years from the date of their appointment, to reach the required common stock ownership levels, and our executive officers must hold fifty percent (50%) of the net shares until these guidelines have been met.  For purposes of these stock ownership guidelines, “ownership” of our common stock shall include: (i) shares acquired pursuant to open-market purchases; (ii) shares acquired upon the exercise of stock options; (iii) shares obtained upon the settlement of restricted stock or restricted stock units; and (iv) “in-the-money” vested stock options.
AIP Profits Interest Units
We own substantially all of the equity in AIP Operation LLC (“AIP”), which holds the Common Stock Purchase Warrant (the “Veritone 10% Warrant”) to purchase 809,400 shares of common stock (as adjusted) of Veritone. Veritone is a leading cloud-based Artificial Intelligence technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™.  Veritone is a publicly traded company listed on the NASDAQ Global Market and is a separate organization from us. In August 2016, we announced the formation of a partnership with Veritone, and provided a total of $53.3 million in funding to Veritone pursuant to an investment agreement executed in August 2016, as amended. In connection with our investment in Veritone, we entered into a Voting Agreement with Veritone and certain stockholders of Veritone pursuant to which, we have the right to appoint three of nine members of the board of directors of Veritone. As part of our partnership and investment in Veritone, we were issued the Veritone 10% Warrant, which we contributed to AIP in exchange for units in AIP. We are the manager of AIP.
At its founding, we reserved 40% of AIP units as “profits interests,” which are rights to receive a specified percentage of distributions from AIP after we receive all of our unreturned capital. On February 16, 2017, AIP profits interests units were granted to the following named executive officers, as follows:

Name	Number of AIP Profits Interest Units(1)	Percentage Interest(1)
Robert B. Stewart, Jr.	110	11%
Edward J. Treska	110	11%
Clayton J. Haynes	70	7%
__________________________

(1)	G. Louis Graziadio, III was also granted 110 AIP Profits Interest Units, or 11%, as described below in the “2017 Director Compensation Table” on page 21 of this Amendment.

We believe that our investment in Veritone represents a significant value creation opportunity for our stockholders. Profits interest unit grants are intended to provide incentives for Acacia recipients to drive Veritone’s success. Profits interest units were granted as compensation for services provided to AIP and to Veritone, upon the recommendation of the Compensation Committee and Pearl Meyer, our independent compensation consultant. Given the size and nature of our investment, the growth and success of Veritone could have positive implications for us as a whole, and we believe that it is important to leverage the experience and expertise of our own officers to support Veritone’s success.

Each award of AIP profits interest units vests one third (1/3rd) if and when the aggregate value of our entire investment in Veritone is greater than one hundred and fifty percent (150%) of the aggregate issue price or purchase price thereof within a specified period of time. Each award vests two thirds (2/3rds) if and when the aggregate value of our entire investment in Veritone is greater than three hundred percent (300%) of the aggregate issue price or purchase price thereof within a specified period of time. As of the date of this Amendment, all awards of AIP profits interest units have vested.

The AIP profits interest grants made on February 16, 2017 were one-time grants calibrated to the relative contribution by each recipient. The primary purpose of the profits interest grants in AIP is to provide the executives with a highly-focused compensation tool that is directly aligned with the goal of creating value within Veritone, thereby creating value on our investment in Veritone for the benefit of our stockholders. The incentive program is structured to provide alignment with our stockholders and have the appropriate governance controls, including the following features:

•	We control AIP as the manager of AIP.

•
Recipients can realize value from the AIP profits interests if, and only if, we receive our unreturned capital related to the Veritone 10% Warrant, and there is a profit actually realized by us from the exercise or sale of the Veritone 10% Warrant.

Employee Benefits and Perquisites

The named executive officers participate in our employee benefits programs that are provided to all of our employees, including medical, dental, vision, life, and disability insurance, to the same extent made available to other employees, subject to applicable law. There are no additional benefits or perquisites applicable exclusively to any of the named executive officers.
Severance and Change of Control Payments
Pursuant to the employment agreements described below, we provide our named executive officers with severance and change of control arrangements in order to mitigate some of the risk that exists for the named executive officers. These arrangements are intended to attract and retain qualified executives who have alternatives that may appear to them to be less risky absent these arrangements, and mitigate a potential disincentive for the named executive officers to pursue and execute an acquisition of our company, particularly where the services of these named executive officers may not be required by a potential acquirer.
Marvin Key resigned as our Interim Chief Executive Officer effective April 19, 2017. Mr. Key and the Company entered into a Separation Agreement and General Release, dated as of April 19, 2017 (the “Separation Agreement”), pursuant to which Mr. Key received, (i) a lump sum payment in the amount of $420,000, representing 12 months of his base salary, (ii) accrued obligations (i.e. accrued vacation pay and reimbursable expenses) totaling $51,692 (iii) $32,308, representing the equivalent of Mr. Key’s one month salary in lieu of notice, (iv) earned performance payment for 2016 totaling $248,566 and (iv) reimbursement for COBRA premiums for the continuation of Mr. Key’s medical and dental coverage for a period of 12 months after his resignation totaling $32,550.
Employment Agreements
We have entered into employment agreements with each of our named executive officers. We restated the employment agreements with Messrs. Haynes and Treska in September 2015 and with Mr. Stewart on August 1, 2017. We do not have any employment agreements or other compensatory plans, contracts or arrangements of any kind with our named executive officers which contain excise tax gross up provisions, guaranteed payment provisions, single trigger change of control provisions, guaranteed escalator provisions, or multi-year terms with auto renewal features. All employment agreements with our named executive officers may be terminated by either party for any reason upon thirty day's advance notice. Upon termination without cause, the named executive officer will be eligible for payment pursuant to the terms of the employment agreement. In addition, the named executive officer is eligible for an annual incentive award equal to a percentage of his or her base salary, payable at the discretion of the Compensation Committee and in accordance with the compensation parameters described herein. The award is based upon personal performance, overall company performance and other factors as detailed above that the Compensation Committee considers. Our employment agreements and severance and change of control arrangements do not provide for the payment of any excise tax gross-up amounts.

We do not have any agreement or arrangement with any named executive officer relating to a change in control of our company other than any provisions for the accelerated vesting of stock awards in their respective stock award agreements as set forth in our employment agreements with the named executive officers. The agreements and arrangements are described in greater detail under the section “Potential Payments Upon Termination or Change in Control” below.
Potential Payments Upon Termination or Change in Control
Messrs. Stewart, Haynes and Treska’s restated employment agreements clarify that they shall each be eligible to receive an eighteen month severance payment, as well as certain benefits, upon termination of such officer’s employment without cause or for good reason. If we had terminated Messrs. Stewart, Haynes or Treska without cause on December 31, 2017, each of them would have received a lump sum payment equal to 18 months of their respective base salaries, in addition to the accrued obligations (i.e., such named executive officer's annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred by such named executive officer (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and COBRA coverage, paid for by us, for the medical and dental benefits selected by such named executive officer in the year in which the termination occurs for the 18 month period described above. The respective base salaries would have been $400,000 for Mr. Stewart, $393,978 for Mr. Haynes and $420,000 for Mr. Treska. There is no acceleration of the vesting of any outstanding equity awards upon termination of employment that would be triggered by any agreement or in accordance with any of the restated employment agreements. The named executive officers do not receive severance or other payments in any other circumstances, including death or disability.
In addition, pursuant to the restated employment agreements, upon a “change in control” or “hostile takeover” (each as defined in our equity compensation plans), if (x) Messrs. Stewart, Haynes or Treska’s employment is terminated by us without cause, other than due to death or permanent disability, or in the event Messrs. Stewart, Haynes or Treska terminates his employment with good reason (as defined in our equity compensation plans), in either case within twelve months following a “change in control” or “hostile takeover”, or (y) Messrs. Stewart, Haynes or Treska voluntarily terminates his or her employment on his or her own initiative after the twelfth month but no later than the thirteenth month following a “change in control” or “hostile takeover”, in either case of (x) or (y), then on the date of termination of service, all outstanding unvested equity awards will fully vest. If the closing of a “change in control” had occurred as of December 31, 2017, and (x) or (y) described above occurred, the following equity awards would vest on the date of termination with respect to each named executive officer (based on equity awards outstanding as of December 31, 2017):

	Stock Option Awards		Restricted Stock Awards
Name	Number of Shares (#)	Value ($)(1)	Number of Shares (#)	Value ($)(1)	Total Value ($)(1)
Robert B. Stewart, Jr.	870,461	$50,988	38,974	$157,845	$208,833
Edward J. Treska	791,049	$33,992	33,974	$137,595	$171,587
Clayton J. Haynes	353,549	$33,992	33,974	$137,595	$171,587
_________________________

(1)
The determination of the value of stock option awards that would vest on this hypothetical “change in control” is calculated using the “spread” between the exercise price of the stock option awards, ranging from $3.12 to $6.75, and the closing sales price of our common stock on the last trading day prior to December 31, 2017. The fair market value of a share of our common stock is assumed to be $4.05 which was the closing price of the stock on December 29, 2017, the last trading day in 2017.

(2)
The determination of the value of the restricted stock that would vest on this hypothetical “change in control” is determined by multiplying the shares that would vest against the closing sales price of our common stock on the last trading day prior to December 31, 2017. The fair market value of a share of our common stock is assumed to be $4.05 which was the closing price of the stock on December 29, 2017, the last trading day in 2017.

We are not required to make any other payments in connection with a “change in control” of our company.

Compensation Committee Interlocks and Insider Participation
The Compensation Committee of the Board currently consists of Messrs. Anderson, de Boom and Falzone. Mr. Walsh, who served on the Compensation Committee during the fiscal year ended December 31, 2017, stepped down from the Compensation Committee on February 12, 2018. Mr. Frykman served as Vice Chairman of the Compensation Committee until his death on April 14, 2018. Mr. Falzone was appointed to the Compensation Committee on March 30, 2018. During fiscal year 2017, no member of our Compensation Committee was an officer or employee, or a former employee, of our company. During fiscal year 2017, none of our executive officers (i) served as a member of the compensation committee of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as a director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as a member of the compensation committee of another entity, one of whose executive officers served as a director of ours.
Compensation Committee Report
We have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Summary Compensation
The following table sets forth information concerning all cash and non-cash compensation earned for services rendered in all capacities to us during the last fiscal year for our named executive officers.
SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen-sation (4) ($)	Non-qualified Deferred Comp-ensation Earnings ($)	All Other Comp- ensation ($)(5)(6)	Total ($)

Robert B. Stewart, Jr.(7)	2017	400,000	7,692	—	446,235	400,000	—	79,420	1,333,347
President	2016	364,406	7,692	105,999	2,164,009	489,939	—	—	3,132,045
	2015	331,944	6,147	388,880	—	—	—	—	726,971

Clayton J. Haynes	2017	393,978	7,577	—	446,235	266,688	—	50,540	1,165,018
Chief Financial Officer, Sr., Vice President	2016	393,978	7,577	105,999	929,502	483,258	—	—	1,920,314
of Finance and Treasurer	2015	393,978	7,577	466,560	—	78,795	—	—	946,910

Edward J. Treska	2017	420,000	8,077	—	446,235	481,000	—	79,420	1,434,732
Executive Vice President, General Counsel and	2016	402,846	8,077	105,999	2,164,009	575,985	—	—	3,256,916
Secretary	2015	387,681	7,455	466,560	—	129,062	—	—	990,758

Marvin Key(2)	2017	113,076	—	—	—	—	—	536,550	649,626
Interim Chief Executive Officer	2016	417,534	8,077	113,000	948,604	528,669	—	—	2,015,884
	2015	391,317	7,525	388,800	—	—	—	—	787,642
____________________

(1)
Stock awards consist of restricted stock awards. Option awards consist of incentive and non-qualified stock options. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value related to equity-based awards granted to the named executive officers during the years indicated, as determined, for financial statement purposes, pursuant to ASC Topic 718. The method used to calculate the aggregate grant date fair value of equity-based awards is set forth under Notes 2 and 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

For each of Messrs. Stewart and Treska, stock option awards granted in 2016 include 562,500 unvested stock options, representing $1,377,000 of the 2016 grant date fair value shown above, which vest in three equal installments only upon our achievement of certain 30-day average stock price targets ranging from $8.00 to $10.00 per share. The time frame to achieve the price targets is August 1, 2020, four years from the grant date. In the event that the stock price targets are not met over such four-year period, the stock options do not vest, and the recipient will not receive any value from those options granted. In general, all other stock option awards vest in equal installments over a three-year period.

(2)	Mr. Key resigned as our Interim Chief Executive Officer effective April 19, 2017.

(3)	Represents a non-discretionary year-end bonus equal to one week’s salary.

(4)	Represents incentive payments made pursuant to our cash incentive compensation program.

(5)	For Marvin Key only, represents accrued vacation, severance and COBRA benefits paid upon resignation.

(6)
For Messrs. Stewart, Haynes and Treska only, represents the grant date fair value of profits interest units, as described above under the caption, “Compensation Discussion and Analysis - AIP Profits Interest Units” beginning on page 11 of this Amendment, which for financial statement purposes are accounted for at fair value in accordance with ASC Topic 718 as set forth under Notes 2 and 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate estimated grant date fair value of the profits interest units granted. Recipients can only realize value from the profits interest if, and only if, we receive our unreturned capital related to the contribution of the Veritone 10% Warrant and there is a profit actually realized related to the exercise or sale of the Veritone 10% Warrant.

(7)	Mr. Stewart is our Principal Executive Officer until a Chief Executive Officer is identified and appointed by the Board.

Pay Ratio

General

In accordance with the requirements of Section 953(b) of the Dodd-Frank Act and Item 402(u) of Regulation S-K (which we collectively refer to as the “Pay Ratio Rule”), we are providing the following estimated information for 2017:

•	the median of the annual total compensation of all our employees (except our Interim Chief Executive Officer) was $269,387;

•	the annualized total compensation of our Interim Chief Executive Officer was $956,550 (including severance related payments of $536,550); and

•	the ratio of these two amounts was 3.6 to 1. We believe that this ratio is a reasonable estimate calculated in a manner consistent with the requirements of the Pay Ratio Rule.

SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies and apply various assumptions and, as result, the pay ratio reported by us may not be comparable to the pay ratio reported by other companies.

Methodology for Identifying Our “Median Employee”

Employee Population. To identify the median of the annual total compensation of all of our employees (other than our Chief Executive Officer), we first identified our total employee population from which we determined our “median employee”. We determined that, as of December 31, 2017, our employee population consisted of approximately 13 individuals.

Our Median Employee. To identify our “median employee” from our total employee population, we calculated the annual total compensation of each employee as of December 31, 2017 based on Form W-2 information.

Determination of Annual Total Compensation of our “Median Employee” and our CEO

Once we identified our “median employee”, we then calculated such employee’s annual total compensation for 2017 using the same methodology we used for purposes of determining the annual total compensation of our named executive officers for 2017 (as set forth in the above Summary Compensation Table).

Our Chief Executive Officer’s annual total compensation for 2017, for purposes of the Pay Ratio Rule, represents the annualized amount reported in the “Total” column in the Summary Compensation Table (i.e., Mr. Key resigned as Interim Chief Executive Officer on April 19, 2017), and includes certain severance related payments.

GRANTS OF PLAN-BASED AWARDS TABLE FOR FISCAL 2017

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Robert B. Stewart, Jr.	3/15/2017	—	—	—	—	—	—	—	96,153	5.40	$223,585
	3/15/2017	—	—	—	—	—	—	—	113,032	6.75	$222,650
	2/16/2017	—	—	—	—	—	—	—	—	—	$—

Clayton J. Haynes	3/15/2017	—	—	—	—	—	—	—	96,153	5.40	$223,585
	3/15/2017	—	—	—	—	—	—	—	113,032	6.75	$222,650
	2/16/2017	—	—	—	—	—	—	—	—	—	$—

Edward J. Treska	3/15/2017	—	—	—	—	—	—	—	96,153	5.40	$223,585
	3/15/2017	—	—	—	—	—	—	—	113,032	6.75	$222,650
	2/16/2017	—	—	—	—	—	—	—	—	—	$—
Marvin Key(3)		—	—	—	—	—	—	—	—	—	$—
____________________

(1)
For financial statement purposes, the fair value of stock option awards is determined by the product obtained by multiplying the number of stock options granted by the estimated grant date fair value of the stock option awards based on the Black-Scholes pricing model. Regardless of the value placed on equity awards on the grant date, the actual value of the awards will depend on the market value of our common stock on such date in the future when the stock option award is exercised.

(2)
We granted stock options to our named executive officers under our 2016 Acacia Research Corporation Stock Incentive Plan. For the time-based options, one-sixth of the shares vest every six months for a three-year period. The performance-based options also have a vesting schedule where one-sixth of the shares vest every six months for a three-year period. For 2017, 50% of the value of stock options granted consisted of stock options with an exercise price equal to fair market value of our common stock on the date of grant, and 50% of the value of stock options consisted of stock options granted with an exercise price that is at least 25% above the fair market value of our common stock on the date of grant.

(3)	Mr. Key resigned as our Interim Chief Executive Officer effective April 19, 2017.

2017 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information, with respect to the named executive officers, concerning the outstanding equity awards of our common stock at the end of fiscal year 2017.

	Option Awards					Stock Awards
			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expira-tion Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Date
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable								Grant	Fully Vested(1)
Robert B. Stewart, Jr.(3)	—	—	—	—	—	5,000	20,250	—	—	2/10/2015	2/10/2018
	39,669	39,669	—	3.12	3/1/2023	—	—	—	—	3/1/2016	3/1/2019
	93,968	93,970	—	3.90	3/1/2023	—	—	—	—	3/1/2016	3/1/2019
	187,500	562,500	—	5.75	8/1/2023	—	—	—	—	8/1/2016	N/A (3)
	16,025	80,128	—	5.40	3/15/2024	—	—	—	—	3/15/2017	3/15/2020
	18,838	94,194	—	6.75	3/15/2024	—	—	—	—	3/15/2017	3/15/2020
Clayton J. Haynes	52,892	26,446	—	3.12	3/1/2023	—	—	—	—	3/1/2016	11/20/2018
	125,292	62,646	—	3.90	3/1/2023	—	—	—	—	3/1/2016	11/20/2018
	125,000	125,000	—	5.75	8/1/2023	—	—	—	—	8/1/2016	5/20/2019
	32,051	64,102	—	5.40	3/15/2024	—	—	—	—	3/15/2017	11/20/2019
	37,677	75,355	—	6.75	3/15/2024	—	—	—	—	3/15/2017	11/20/2019
Edward J. Treska(3)	52,892	26,446	—	3.12	3/1/2023	—	—	—	—	3/1/2016	11/20/2018
	125,292	62,646	—	3.90	3/1/2023	—	—	—	—	3/1/2016	11/20/2018
	187,500	562,500	—	5.75	8/1/2023	—	—	—	—	8/1/2016	N/A (3)
	32,051	64,102	—	5.40	3/15/2024	—	—	—	—	3/15/2017	11/20/2019
	37,677	75,355	—	6.75	3/15/2024	—	—	—	—	3/15/2017	11/20/2019
____________________

(1)	Fully vested date assuming continued employment through the final vest date.

(2)
The fair market value of a share of our common stock is assumed to be $4.05, which was the closing price of our common stock on the Nasdaq Global Select Market on December 29, 2017, the last trading day of 2017.

(3)
The stock options granted to Messrs. Stewart and Treska on August 1, 2016 vest in equal installments of 25% upon our achievement of certain stock price targets that hold a 30-day average ranging from $8.00 to $10.00 per share. The time frame to achieve the price targets is August 1, 2020, four years from the grant date. In the event that the stock price targets are not met over such four-year period, the stock options do not vest, and the recipient will not receive any value from those options granted. In general, all other stock option awards vest in equal installments over a three-year period.

2017 OPTION EXERCISES AND STOCK VESTED

The following table provides information for our named executive officers regarding option exercises and stock award vesting during fiscal year 2017, including the number of shares acquired upon exercise or vesting and the value realized as determined based on applicable SEC regulations. The value realized does not necessarily reflect the actual amount that will be paid to our named executive officers upon the sale of the shares.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert B. Stewart, Jr.	—		—	14,500	$70,625
Clayton J. Haynes	—		—	12,000	$52,500
Edward J. Treska	—		—	12,000	$52,500
Marvin Key(1)	94,367	—	$134,371	—	$—
____________________

(1)	Mr. Key resigned as our Interim Chief Executive Officer effective April 19, 2017.

Director Compensation
Commencing February 2016, each non-employee director receives an annual grant of stock options that entitles the non-employee director to receive, upon vesting as described below, a number of shares determined by dividing an equity award amount totaling $120,000 by the estimated fair value (based on the Black-Scholes pricing model) of a stock option with an exercise price equal to the closing price of our common stock on the grant date. Accordingly, for the initial year of service, each new non-employee director receives a one-time grant of stock options upon becoming a director for the number of shares determined by dividing the equity award amount described below, by the estimated fair value (based on the Black-Scholes pricing model) of a stock option with an exercise price equal to the closing price of our common stock on the grant date. The stock options vest in a series of six installments over the three-year period following the grant date, subject to acceleration upon the occurrence of certain events.
Generally, our non-employee directors receive compensation in the amount of $6,667 per month for their service as members of the Board. The chairman of the Audit Committee receives additional compensation in the amount of $1,110 per month for his services. The monthly retainer described above is subject to a pro rata deduction if a director fails to attend at least 75% of the Board and committee meetings (combined), and all directors attended at least 75% of such meetings during fiscal 2017. Directors are also reimbursed for expenses incurred in connection with attendance at meetings of the Board and committees of the Board and in connection with the performance of Board duties.

2017 DIRECTOR COMPENSATION TABLE

The following table provides fiscal year 2017 compensation information for our non-employee directors who served on the Board during 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)(3)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)

William S. Anderson	80,004	—	120,000	—	—	—	200,004
Fred A. de Boom	93,336	—	120,000	—	—	—	213,336
Edward W. Frykman(5)	80,004	—	120,000	—	—	—	200,004
G. Louis Graziadio, III	80,004	—	120,000	—	—	329,420	529,424
James F. Sanders	36,346	—	120,000	—	—	—	156,346
Frank E. Walsh, III	80,004	—	209,625	—	—	—	289,629
_________________________________________
(1) Reflects non-discretionary annual grants of stock options (granted March 15, 2017 for all non-employee directors other than Mr. Sanders, who received his stock option grant on July 18, 2017, the date of his appointment to the board). The number of stock options for the annual grant was determined by dividing the annual $120,000 retainer fee by the Black-Scholes value of a stock option with an exercise price equal to the closing price of our common stock on the grant date.

(2)
Mr. Walsh received an additional grant on June 9, 2017 in consideration for his exceptional service and efforts as a member of the Board, particularly with respect to negotiations regarding the Corporation’s investment in Veritone.

(3) Amounts shown represent the aggregate grant date fair value of stock option awards granted to the directors as determined pursuant to ASC Topic 718, “Compensation - Stock Compensation,” or ASC Topic 718. The methodology used to calculate the value of stock options is set forth under Notes 2 and 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 7, 2018.

(4)
Reflects cash payments totaling $250,000 made by us to Second Southern Corp., a company wholly owned by Mr. Graziadio and which he serves as President, in accordance with the Second Southern Corp. Consulting Agreement effective August 1, 2016, described below under the caption, “Certain Relationships and Related Transactions” beginning on page 25 of this Amendment.

On February 16, 2017, we granted profits interest units in our majority owned subsidiary to each of our named executive officers and Mr. Graziadio, who have been making significant contributions to the success of our investment in Veritone, as described above beginning on page 11 of this Amendment. The profits interest units were granted pursuant to the recommendation by our independent compensation consultant, Pearl Meyer. The amount in this column also includes the grant date fair value of profits interest units granted to Mr. Graziadio, totaling $79,420, which for financial statement purposes are accounted for at fair value in accordance with ASC Topic 718 as set forth under Notes 2 and 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Amounts included above do not reflect compensation actually received by Mr. Graziadio. Instead, the amounts shown represent the aggregate estimated grant date fair value of the profits interest units granted. Recipients can only realize value from the profits interest if, and only if, we receive our unreturned capital related to the contribution of certain assets and there is a profit actually realized related to those assets, as described above beginning on page 11 of this Amendment.

(5)	Mr. Frykman passed away on April 14, 2018.

Other Agreements

Indemnification Agreements with Directors and Officers. In addition to the indemnification provisions contained in our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws, each as amended to date, we have entered into separate indemnification agreements with each of our directors and officers. These agreements require us, among other things, to indemnify each such director or officer against expenses (including attorneys’ fees), damages, judgments, fines, penalties and settlements paid by such individual in connection with any action, suit or proceeding arising out of such individual’s status or service as our director or officer (other than liabilities with respect to which such individual receives payment from another source, arising in connection with certain final legal judgments, arising from willful misconduct or conduct that is knowingly fraudulent or deliberately dishonest, or which we are prohibited by applicable law from paying) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information known to us with respect to the beneficial ownership of our common stock as of March 23, 2018, by (i) all persons known to us to beneficially own five percent (5%) or more of our common stock, (ii) each of our directors, (iii) each of our named executive officers as identified in the “Executive Compensation” section of this Amendment, and (iv) all directors and executive officers as a group.

Beneficial Owner	Common Stock, Restricted Stock and Restricted Stock Units	Shares of Common Stock Issuable Upon Exercise of Options(5)	Amount of Direct Beneficial Ownership of Common Stock	Amount of Indirect Beneficial Ownership of Common Stock	Percent of Class(1)
Directors and Named Executive Officers(2):
Robert B. Stewart, Jr.(3)	98,643	997,912	$1,096,555	$—	2.17%
Marvin E. Key(6)	234,328	151,033	385,361	—	*
Clayton J. Haynes	94,667	493,988	588,655	—	1.16%
Edward J. Treska(3)	56,035	1,077,322	1,133,357	—	2.24%
William S. Anderson	47,370	102,800	150,170	—	*
Fred A. de Boom	78,600	102,800	181,400	—	*
Edward W. Frykman(7)	73,290	102,800	176,090	—	*
G. Louis Graziadio, III(4)	605,051	802,800	1,407,851	436,500	2.78%
Frank E. Walsh, III	395,726	54,864	450,590	—	*
James F. Sanders	3,000	11,695	14,695	—	*
All Directors and Executive Officers as a Group (nine persons)	1,686,710	3,898,014	5,584,724	436,500	11.03%
* Less than one percent
_______________________________

(1)
The percentage of shares beneficially owned is based on 50,647,882 shares of our common stock outstanding as of March 23, 2018. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options that are currently exercisable, or exercisable within 60 days after March 23, 2018, are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, we believe that such persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)	The address for each of our directors and executive officers is our principal office located at Acacia Research Corporation, 520 Newport Center Drive, 12th Floor Newport Beach, California 92660.

(3)
“Shares of common stock issuable upon exercise of options” for Mr. Stewart includes 562,500 shares of common stock issuable upon the potential exercise of unvested stock options which vest in three equal installments upon our achievement of certain stock price targets that hold a 30-day average ranging from $8 to $10 per share. In the event that the stock price targets are not met, the stock options do not vest, and no value will be realized by the named executive officer. The time frame to achieve the price targets ends on August 1, 2020, four years from the grant date.

(4)
“Shares of common stock issuable upon exercise of options” for Mr. Graziadio includes 562,500 shares of common stock issuable upon the potential exercise of unvested stock options which vest in three equal installments upon our achievement of certain stock price targets that hold a 30-day average ranging from $8.00 to $10.00 per share. In the event that the stock price targets are not met, the stock options do not vest, and no value will be realized by the non-employee director. The time frame to achieve the price targets ends on August 1, 2020, four years from the grant date.

(5)	Includes shares of common stock issuable upon exercise of options that are currently exercisable or may become exercisable within 60 days of March 23, 2018.

(6)	Ownership as of April 19, 2017, the date Mr. Key resigned as our Interim Chief Executive Officer.

(7)	Ownership as of April 14, 2018, the date of Mr. Frykman's death.

	Amount and Nature of Beneficial Ownership of Common Stock						Percent of Class(1)
Beneficial Owner	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Aggregate Ownership	Total
5% Stockholders:
BlackRock, Inc.(2)	2,596,250	—	2,659,201	—	2,659,201	2,659,201	5.25%
Heartland Advisors, Inc. (3)	—	4,453,545	—	4,590,880	4,590,880	4,590,880	9.06%
Ariel Investments, LLC (4)	1,129,840	—	2,804,686	—	2,804,686	2,804,686	5.54%
Bank of Montreal (5)	2,607,935	10,195	2,790,583	150,111	2,949,747	2,949,747	5.82%
Renaissance Technologies LLC(6)	3,409,000	—	3,409,000	—	3,409,000	3,409,000	6.73%
____________________

(1)
The percentage of shares beneficially owned is based on 50,647,882 shares of our common stock outstanding as of March 23, 2018. Beneficial ownership is determined under rules and regulations of the SEC.

(2)
The information reported is based solely on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on January 23, 2018. According to the Schedule 13G/A, the address for BlackRock Inc. is 55 East 52nd Street, New York, New York 10055.

(3)
The information reported is based solely on a Schedule 13G/A filed jointly with the SEC by Heartland Advisors, Inc. on February 2, 2018. According to the Schedule 13G/A, the address for Heartland Advisors, Inc. is 789 North Water Street Milwaukee, Wisconsin 53202.

(4)
The information reported is based solely on a Schedule 13G filed with the SEC by Ariel Investments, LLC on February 13, 2018. According to the Schedule 13G, the address for Ariel Investments, LLC is 200 E. Randolph Street, Suite 2900, Chicago, Illinois 60601.

(5)
The information reported is based solely on a Schedule 13G/A filed with the SEC by Bank of Montreal on February 13, 2015. According to the Schedule 13G/A, the address for Bank of Montreal is 1 First Canadian Place, Toronto, Ontario, Canada MSX 1A1. The total for Bank of Montreal includes 8,210 shares held in one or more employee benefit plans where BMO Harris Bank N.A., a subsidiary of Bank of Montreal, as directed trustee, may be viewed as having voting or dispositive authority in certain situations pursuant to SEC and Department of Labor regulations or interpretations. Pursuant to Rule 13d-4 under the Act, inclusion of such shares in this Amendment shall not be construed as an admission that the Reporting Person or its subsidiaries are, for purposes of Section 13(d) or 13(g) of the Act, the beneficial owners of such securities.

(6)
The information reported is based solely on a Schedule 13G filed with the SEC by Renaissance Technologies LLC on February 13, 2018. According to the Schedule 13G, the address for Renaissance Technologies LLC is 800 Third Ave. New York, NY 10022.

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2013 Acacia Research Stock Incentive Plan(1)	1,440,199	3.46	660,000
2016 Acacia Research Stock Incentive Plan(2)	4,389,892	5.67	727,000
Subtotal	5,830,091	5.13	1,387,000
____________________

(1)
The initial share reserve under the 2013 Plan, was 4,750,000 shares of our common stock. Column (a) excludes 83,144 in non-vested restricted stock awards and restricted stock units outstanding at December 31, 2017. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Stock Plan were transferred into the 2016 Stock Plan.

(2)
The initial share reserve under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan. No new additional shares will be added to the 2016 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2016 Plan).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
We do not have a formal policy for review, approval or ratification of related party transactions required to be reported in this Amendment. However, we have adopted a corporate Code of Conduct which applies to all of our employees, officers, and directors and a Board of Directors Code of Conduct which applies only to our directors. Each Code of Conduct provides obligations and prohibitions on any related party transactions which cause our employees, officers or directors to face a choice between what is in their personal interest and what is in our interest. The corporate Code of Conduct requires conflicts of interest which result from investments in companies doing business with us or in one of our competitors to be disclosed to our General Counsel and approved by the Board. The corporate Code of Conduct requires employees, officers, and directors that are conducting our business with family members to disclose such transactions to our General Counsel. Such transactions are generally prohibited unless approved by the Board. The Board of Directors Code of Conduct provides further obligations for director conflicts of interest. The Board of Directors Code of Conduct requires directors to disclose material conflicts of interest to our General Counsel. Our General Counsel must notify the Board, and the disinterested Board members must determine whether the situation represents a material conflict of interest. If the Board determines there is a material conflict of interest, the Board must determine the appropriate manner to address the conflict and may prohibit the interested director from approving the transaction, have the transaction approved by our Audit Committee, or have the transaction approved by another disinterested body of the Board.
We review the questionnaires completed by our directors and executive officers annually. If any related party transactions are reported, management reviews the transactions and consults with the Board. Since January 1, 2016, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than the August 2016 arrangement we entered into with Second Southern Corp. (“Second Southern”), a company wholly owned by Mr. Graziadio and which he serves as President (“Second Southern Agreement”). Pursuant to the Second Southern Agreement, in October 2016, we made a one-time payment of $250,000 to Second Southern, as reimbursement for costs and expenses incurred by Second Southern in providing resources (including personnel, facilities and supplies) used by Mr. Graziadio in connection with his previous duties as a member of our Office of the Chairman from December 2015 through

July 2016 and agreed thereafter to pay Second Southern a fee of $250,000 per year (payable on a quarterly basis commencing in the third quarter of 2016). Accordingly, as previously disclosed, payments during 2016 under the Second Southern Agreement totaled $375,000. The Second Southern Agreement is terminable by either party on thirty (30) days’ prior written notice. Pursuant to the Second Southern Agreement, we made payments totaling $250,000 for fiscal 2017.
Policies and Procedures for Related Party Transactions
We do not have a formal policy for review, approval or ratification of related party transactions required to be reported in this Amendment. However, we have adopted a corporate Code of Conduct which applies to all of our employees, officers, and directors and a Board of Directors Code of Conduct which applies only to our directors. Each Code of Conduct provides obligations and prohibitions on any related party transactions which cause our employees, officers or directors to face a choice between what is in their personal interest and what is in our interest. The corporate Code of Conduct requires conflicts of interest which result from investments in companies doing business with us or in one of our competitors to be disclosed to our General Counsel and approved by the Board. The corporate Code of Conduct requires employees, officers, and directors that are conducting our business with family members to disclose such transactions to our General Counsel. Such transactions are generally prohibited unless approved by the Board. The Board of Directors Code of Conduct provides further obligations for director conflicts of interest. The Board of Directors Code of Conduct requires directors to disclose material conflicts of interest to our General Counsel. Our General Counsel must notify the Board, and the disinterested Board members must determine whether the situation represents a material conflict of interest. If the Board determines there is a material conflict of interest, the Board must determine the appropriate manner to address the conflict and may prohibit the interested director from approving the transaction, have the transaction approved by our Audit Committee, or have the transaction approved by another disinterested body of the Board. We review the questionnaires completed by our directors and executive officers annually. If any related party transactions are reported, management reviews the transactions and consults with the Board.
Director Independence
Our common stock is listed on The Nasdaq Global Select Market and, therefore, we are subject to the listing requirements of that market. The Board, with the assistance of outside counsel, reviews the professional relationships of potential and current directors, and has determined that Messrs. Anderson, de Boom, Sanders, Davis, Falzone and Walsh are “independent” as defined in the Listing Rules of The Nasdaq Stock Market. With respect to Mr. Sanders, the Board, and outside counsel, specifically considered the fact that Mr. Sanders serves as secretary and general counsel of Boss Holdings, Inc., a company of which Mr. Graziadio, our Executive Chairman, is Chairman of the Board and Chief Executive Officer, and determined that this relationship does not constitute a material relationship that would impair Mr. Sander' independence. Effective August 2016, the Board determined that Mr. Graziadio is not “independent” pursuant to the Listing Rules of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees
Grant Thornton LLP served as our independent registered public accounting firm for the years ended December 31, 2017 and 2016. Fees billed in connection with services rendered by Grant Thornton LLP were as set forth below (on a consolidated basis including Acacia Research Corporation and its subsidiaries).

Period:	Audit Fees(1)	Audit Related Fees(2)	Tax Services Fees(3)	All Other Fees

Fiscal Year Ended December 31, 2017	$605,000	$43,000	$175,000	$—

Fiscal Year Ended December 31, 2016	$696,000	$119,000	$271,000	$—
__________________________________

(1)
Includes fees for professional services rendered for the audit of our annual consolidated financial statements included in our Form 10-K and the audit of the effectiveness of our internal control over financial reporting on the Form 10-K, and for reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Includes fees for professional services rendered for audit related work performed for certain stand-alone operating subsidiaries during the period.

(3)
Includes fees for professional services rendered in connection with the preparation of consolidated and subsidiary federal and state income tax returns, and tax related provision work, research, compliance and consulting.

Audit Committee Pre-Approval Policy
The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm. At the beginning of the fiscal year, the Audit Committee pre-approves the engagement of the independent registered public accounting firm to provide audit services based on fee estimates. The Audit Committee also pre-approves proposed audit-related services, tax services and other permissible services, based on specified project and service details, fee estimates, and aggregate fee limits for each service category. The Audit Committee receives information on the status of services provided or to be provided by the independent registered public accounting firm and the related fees. All of the services performed by our independent registered public accounting firm in 2017 and 2016 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements

See the index of the consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of our Annual Report on Form 10-K filed on March 7, 2018.

(2)   Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in our consolidated financial statements or the notes thereto.

The financial statements of Veritone required by Rule 3-09 of Regulation S-X are provided as Exhibit 99.1 to Amendment No. 1.

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

10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (2)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (3)
10.3*	2002 Acacia Technologies Stock Incentive Plan (4)
10.4*	2007 Acacia Technologies Stock Incentive Plan (5)
10.5*	Form of Acacia Technologies Stock Option Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.6*	Form of Acacia Technologies Stock Issuance Agreement under the 2002 Acacia Technologies Stock Incentive Plan (6)
10.7*	Form of Acacia Technologies Stock Issuance Agreement under the 2007 Acacia Technologies Stock Incentive Plan (6)
10.8	Office Space Lease dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (7)
10.9	Form of Indemnification Agreement (8)
10.10	Third Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (9)
10.11*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Edward Treska (19)
10.12	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)

10.13	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (10)
10.15*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Robert L. Harris (19)
10.16*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Clayton J. Haynes (19)
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.18	Sixth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (14)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (17)
10.21*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (18)
10.22*	Employment Agreement, dated September 22, 2015, by and between Acacia Research Group LLC and Matthew Vella (19)
10.23*	2016 Acacia Research Corporation Stock Incentive Plan (21)
10.24*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.25*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.26*	Director Service Agreement, dated February 29, 2016, by and between Acacia Research Corporation and Robert L. Harris (22)
10.27*	Employment Agreement, dated September 18, 2017, by and between Acacia Research Group LLC and Robert Stewart (25)
10.28*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan (26)
10.29	Investment Agreement dated August 15, 2016, by and between Acacia Research Corporation and Veritone, Inc. (27)
10.30	Secured Promissory Note dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.31	Primary Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation, together with form of 10% Warrant to Purchase Common Stock (27)
10.32	Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.33	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.34	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
21.1	List of Subsidiaries (28)
23.1	Consent of Grant Thornton LLP (28)
23.2	Consent of Marcum LLP (29)
23.3	Consent of Grant Thornton LLP
24.1	Power of Attorney (included in the signature page) (29)
31.5	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.6	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.3†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (29)
32.4†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (29)
99.1	Financial Statements of Veritone, Inc. (29)
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T. (28)
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

†
The certifications attached as Exhibits 32.3 and 32.4 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Acacia Research Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.

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

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 28, 2016 (File No. 001-37721).

(21)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 (File No. 001-37721).

(22)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 4, 2016 (File No. 000-26068).

(23)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 21, 2016 (File No. 000-26068).

(24)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37721).

(25)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 7, 2017 (File No. 001-37721).

(26)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017 (File No. 001-37721).

(27)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 16, 2017 (File No. 001-37721).

(28)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K filed on March 7, 2018 (File No. 001-37721).

(29)	Incorporated by reference to Amendment No. 1 to Acacia Research Corporation’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-37721).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	April 30, 2018	By:	/s/ Robert Stewart
Robert Stewart
President (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Robert Stewart	President	April 30, 2018
	Robert Stewart	(Principal Executive Officer)

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	April 30, 2018
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	*	Director	April 30, 2018
Fred A. de Boom

/s/	*	Executive Chairman and Director	April 30, 2018
G. Louis Graziadio, III

/s/	*	Director	April 30, 2018
William S. Anderson

/s/	*	Director	April 30, 2018
Frank E. Walsh, III

/s/	*	Director	April 30, 2018
James F. Sanders

/s/	Paul Falzone	Director	April 30, 2018
Paul Falzone

/s/	Joseph E. Davis	Director	April 30, 2018
Joseph E. Davis

*By:	/s/ Clayton J. Haynes
Clayton J. Haynes
Attorney-in-Fact