Form 10-Q
period 2018-03-31
ACACIA RESEARCH CORP
filed 2018-05-10
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
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

As of May 8, 2018, 50,647,882 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$150,289	$136,604
Short-term investments	29,359	—
Accounts receivable	4,754	153
Prepaid expenses and other current assets	3,801	2,938
Total current assets	188,203	139,695

Investment at fair value(1)	63,657	104,754
Other investments(1)	8,195	2,195
Patents, net of accumulated amortization	56,587	61,917
Other assets	1,193	207
	$317,835	$308,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,040	$7,956
Royalties and contingent legal fees payable	39,937	1,601
Total current liabilities	48,977	9,557
Other liabilities	1,805	3,552
Total liabilities	50,782	13,109
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,647,882 and 50,639,926 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	51	51
Treasury stock, at cost, 1,729,408 shares as of March 31, 2018 and December 31, 2017	(34,640)	(34,640)
Additional paid-in capital	649,724	648,996
Accumulated comprehensive loss	(125)	(88)
Accumulated deficit	(349,550)	(320,018)
Total Acacia Research Corporation stockholders’ equity	265,460	294,301
Noncontrolling interests	1,593	1,358
Total stockholders’ equity	267,053	295,659
	$317,835	$308,768
____________________________________________
(1) Refer to Note 5 for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Revenues	$62,093	$8,854
Operating costs and expenses:
Cost of revenues:
Inventor royalties	21,744	666
Contingent legal fees	15,759	627
Other	4,000	—
Litigation and licensing expenses - patents	2,745	6,386
Amortization of patents	5,330	5,515
General and administrative expenses(2)	3,379	6,916
Other expenses - business development	166	320
Total operating costs and expenses	53,123	20,430
Operating income (loss)	8,970	(11,576)

Other income (expense):
Change in fair value of investment, net(1)	(41,097)	—
Interest income and other	207	696
Total other income (expense)	(40,890)	696
Loss before provision for income taxes	(31,920)	(10,880)
Provision for income taxes	(191)	(1,241)
Net loss including noncontrolling interests in subsidiaries	(32,111)	(12,121)
Net loss attributable to noncontrolling interests in subsidiaries	73	291
Net loss attributable to Acacia Research Corporation	$(32,038)	$(11,830)

Net loss attributable to common stockholders - basic and diluted	$(32,038)	$(11,830)
Basic and diluted net loss per common share	$(0.63)	$(0.24)
Weighted average number of shares outstanding - basic and diluted	50,632,958	50,333,056
____________________________________________
(1) Refer to Note 5 for additional information.

(2) General and administrative expenses were comprised of the following:

	Three Months Ended March 31,
	2018	2017
General and administrative expenses	$4,403	$4,788
Non-cash stock compensation expense - G&A	704	2,112
Non-cash stock compensation expense - Profits Interests (Note 7)	(1,728)	16
Total general and administrative expenses	$3,379	$6,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017

Net loss including noncontrolling interests	$(32,111)	$(12,121)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	(20)	14
Unrealized gain (loss) on foreign currency translation, net of tax of $0	(17)	13
Total other comprehensive loss	(32,148)	(12,094)
Comprehensive loss attributable to noncontrolling interests	73	291
Comprehensive loss attributable to Acacia Research Corporation	$(32,075)	$(11,803)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(32,111)	$(12,121)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net(1)	41,097	—
Depreciation and amortization	5,344	5,540
Non-cash stock compensation	(1,024)	2,128
Other	(87)	(348)
Changes in assets and liabilities:
Accounts receivable	(59)	18,969
Prepaid expenses and other assets	(863)	(1,738)
Accounts payable and accrued expenses	1,065	(2,576)
Royalties and contingent legal fees payable	36,608	(10,830)
Net cash provided by (used in) operating activities	49,970	(976)

Cash flows from investing activities:
Investments in Investees (1)	(7,000)	—
Advances to Investee (1)	—	(1,000)
Purchases of available-for-sale investments	(33,309)	(174,152)
Maturities and sales of available-for-sale investments	4,000	102,682
Net cash used in investing activities	(36,309)	(72,470)

Cash flows from financing activities:
Repurchased restricted common stock	(7)	(25)
Proceeds from exercises of stock options	31	255
Net cash provided by financing activities	24	230

Increase (decrease) in cash and cash equivalents	13,685	(73,216)
Cash and cash equivalents and restricted cash (2017 period only), beginning	136,604	139,052
Cash and cash equivalents and restricted cash (2017 period only), ending	$150,289	$65,836

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

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. Acacia also identifies opportunities to partner with high-growth and potentially disruptive technology companies. These partnerships usually involve an equity or debt investment by Acacia, along with entering into intellectual property (“IP”) related agreements where Acacia provides IP and other patent related services to these companies. Acacia leverages its experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement Acacia’s primary licensing and enforcement business.

Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that its operating subsidiaries control or own. Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. Acacia’s operating subsidiaries are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

Neither Acacia nor its operating subsidiaries invent new technologies or products; rather, Acacia depends upon the identification and investment in new patents, inventions and companies that own IP through its relationships with inventors, universities, research institutions, technology companies and others. If Acacia’s operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and/or revenue growth.

During the three months ended March 31, 2018, Acacia did not obtain control of any new patent portfolios. During fiscal year 2017 Acacia obtained control of one new patent portfolio. In fiscal year 2016, Acacia obtained control of two new patent portfolios, compared to three new patent portfolios, and six new patent portfolios in fiscal years 2015 and 2014, respectively.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2018, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue is recognized upon transfer of control of promised bundled IP rights (hereinafter “IP Rights”) and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those IP Rights. Revenue contracts that provide promises to grant “the right” to use IP Rights as they exist at the point in time at which the IP Rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia (“Paid-up Revenue Agreements”). Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring Revenue Agreements”). IP Rights granted included the following, as applicable:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised IP Rights are inputs and (ii) the Company's promise to transfer each individual IP right described above to the customer is not separately identifiable from other promises to transfer IP Rights in the contract.

Since the promised IP Rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. Acacia's subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. Acacia’s operating subsidiaries have no further obligation with respect to the grant of IP Rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services.  The contracts provide for the grant (i.e. transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the IP Rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectibility is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts with 30-90 days of execution of the contract, or the end of the quarter in which the sale or usage occurs for Recurring Revenue Agreements. Contractual payments made by licensees are generally non-refundable.

For sales-based royalties, the Company includes in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Notwithstanding, revenue is recognized for a sales-based royalty promised in exchange for a license of IP Rights when the later of (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied. Estimates are generally based on historical levels of activity, if available.

Revenues from contracts with significant financing components (either explicit or implicit) are recognized at an amount that reflects the price that a licensee would have paid if the licensee had paid cash for the IP Rights when they transfer to the licensee. In determining the transaction price, the Company adjusts the promised amount of consideration for the effects of the time value of money. As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity transfers promised IP Rights to a customer and when the customer pays for the IP Rights will be one year or less.

In general, the Company is required to make certain judgments and estimates in connection with the accounting for revenue contracts with customers. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services, evaluating whether a license transfers to a customer at a point in time or over time, allocating the transaction price to separate performance obligations, determining whether contracts contain a significant financing component, and estimating revenues recognized at a point in time for sales-based royalties.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2018	2017
Paid-up Revenue Agreements	$60,063	$7,196
Recurring Revenue Agreements	2,030	1,658
	$62,093	$8,854

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs.  These costs are included under the caption “Cost of revenues” in the accompanying condensed consolidated statements of operations. Cost of revenues for the three months ended March 31, 2018 included $4 million of costs to acquire certain rights related to revenues recognized in the quarter.

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

Inventor royalty and contingent legal agreements typically provide for payment by the Company of contractual amounts 30 days subsequent to the fiscal quarter end during which related license fee payments are received from licensees by the Company.

Use of Estimates.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of equity instruments, stock-based compensation expense including the valuation of profits interests, impairment of patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

Concentrations. One licensee individually accounted for 96% of revenues recognized during the three months ended March 31, 2018, and two licensees accounted for 73% and 12% of revenues recognized during the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, 2% and 92%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations. Two licensees individually represented approximately 50% and 33% of accounts receivable at March 31, 2018. One licensee individually represented approximately 100% of accounts receivable at December 31, 2017.

Fair Value Measurements. U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Level 1	Level 2	Level 3
Assets as of March 31, 2018:
Short-term investments(1)	$29,359	$—	$—
Investment at fair value (Note 5)(1)	—	—	63,657
Total recurring fair value measurements	$29,359	$—	$63,657
Assets as of December 31, 2017:
Investment at fair value (Note 5)(1)	$—	$—	$104,754
____________________
(1) There were no transfers between fair value hierarchy categories for the period presented.

A reconciliation of the activity for fair value measurements categorized within Level 3 for the three months ended March 31, 2018 is as follows (in thousands):

	Investment at Fair Value
	Common Stock	Warrants	Total
Opening balance as of January 1, 2018	$90,795	$13,959	$104,754
Total gains and losses included in earnings for the period(1)
Change in fair value of investment, net	(33,450)	(7,647)	(41,097)
Total recurring fair value measurements(1)	$57,345	$6,312	$63,657
____________________
(1) All gains and losses included in earnings for the period presented relate to assets and liabilities held as of March 31, 2018.

Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Stock-based compensation expense for awards with service and/or performance conditions that affect vesting is recorded only for those awards expected to vest using an estimated forfeiture rate. The Company accounts for forfeitures of awards as they occur.

Profits Interest Units (“Units”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The Units vest as described at Note 7, and therefore, the vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period, and will continue to be fully recognized for any changes in

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

fair value, until the Units are settled. Non-cash stock compensation expense related to the Units is reflected in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

		Gross Unrealized
Security Type	Cost	Gains	Losses	Fair Value
March 31, 2018:
U.S. government fixed income securities (Maturity dates in 2018)	$29,378	$—	$(19)	$29,359

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

Other Investments. Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in equity in earnings (losses) of investee in the condensed consolidated statements of operations.

Investments in preferred stock with substantive liquidation preferences are accounted for at cost, (subject to impairment considerations, as described below, if any), as adjusted for the impact of changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity's common stock. An investment in preferred stock with substantive liquidation preferences over common stock, is not substantially similar to common stock, and therefore is not considered in-substance common stock. A liquidation preference is substantive if the investment has a stated liquidation preference that is significant, from a fair value perspective, in relation to the purchase price of the investment. A liquidation preference in an investee that has sufficient subordinated equity from a fair value perspective is substantive because, in the event of liquidation, the investment will not participate in substantially all of the investee's losses, if any.

The initial determination of whether an investment is substantially similar to common stock is made on the initial date of investment if the Company has the ability to exercise significant influence over the operating and financial policies of the investee. That determination is reconsidered if (i) contractual terms of the investment are changed, (ii) there is a significant

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

change in the capital structure of the investee, including the investee's receipt of additional subordinated financing, or (iii) the Company obtains an additional interest in an investment, resulting in the method of accounting for the cumulative interest being based on the characteristics of the investment at the date at which the Company obtains the additional interest. Refer to Note 5 for additional information.

Impairment of Investments. Acacia reviews its investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Acacia considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Acacia evaluates, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. Acacia also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the condensed consolidated statements of operations and a new cost basis in the investment is established.

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

The Company’s effective tax rates were (1)% and (11)% and for the three months ended March 31, 2018 and 2017, respectively. Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

On December 22, 2017, new U.S. tax legislation was enacted that has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate to 21%, revising the rules governing net operating losses and foreign tax credits, and introducing new anti-base erosion provisions. Many of the changes were effective immediately, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (“IRS”), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

While our analysis and interpretation of this legislation is ongoing, based on our current evaluation, we reflected a write-down of our deferred income tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards) due the reduction of the U.S. corporate income tax rate. Based on currently available information, we recorded a reduction of approximately $25,261,000 in the fourth quarter of 2017 related to the revaluation of our deferred tax assets. Given the full valuation allowance provided for net deferred tax assets for the periods presented herein, the change in tax law did not have a material impact on our condensed consolidated financial statements provided herein. There may be additional tax impacts identified in subsequent periods throughout 2018 in accordance with subsequent interpretive guidance issued by the SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded for tax attributes that are incomplete or subject to change.

3.  LOSS PER SHARE

The Company computes net loss attributable to common stockholders using the two-class method required for capital structures that include participating securities. Under the two-class method, securities that participate in non-forfeitable dividends, such as the Company’s outstanding unvested restricted stock, are considered “participating securities.” The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	50,632,958	50,333,056
Basic and diluted net loss per common share	$(0.63)	$(0.24)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	5,898,369	4,420,717
Maximum price of awards excluded from the computation of diluted loss per share	$6.75	$6.75

4.  PATENTS

Acacia’s only identifiable intangible assets at March 31, 2018 and December 31, 2017 are patents and patent rights. Patent-related accumulated amortization totaled $387,550,000 and $382,220,000 as of March 31, 2018 and December 31, 2017, respectively.

Acacia’s patents have remaining estimated economic useful lives ranging from one to six years. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.  The following table presents the scheduled annual aggregate amortization expense as of March 31, 2018 (in thousands):

For the years ending December 31,
Remainder of 2018	$15,212
2019	18,527
2020	6,134
2021	5,261
2022	5,256
Thereafter	6,197
$56,587

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. INVESTMENTS

Investment at Fair Value
Veritone Investment Agreement. On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”), which provided for Acacia to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, Acacia entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permitted Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the condensed consolidated statements of operations). On August 15, 2016, Acacia funded the initial $10 million loan (the “First Loan”). On November 25, 2016, Acacia funded the second $10 million loan (the “Second Loan”). The First Loan and the Second Loan were due and payable on November 25, 2017. In conjunction with the First Loan and Second Loan, Veritone issued Acacia a total of three four-year $700,000 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.6088 per share. Veritone’s initial public offering date was May 12, 2017. Upon Veritone’s consummation of its public offering of its common stock on May 17, 2017 (“IPO”), all outstanding principal and accrued interest under the Veritone Loans, totaling $20.7 million, automatically converted into 1,523,746 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
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

All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017. The Veritone common shares were subject to a lock-up agreement that expired on February 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. All of the Veritone common stock held by Acacia was unregistered as of the issue date and are unregistered as of March 31, 2018.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prior to conversion, the Loans and the related common stock purchase warrants and Veritone Shares were accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the respective transactions, with the face amount of the loans allocated to (1) the Loans, which were accounted for as long-term loan receivables and (2) the common stock purchase warrants and Veritone Shares. The estimated relative fair value allocation was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone’s equity on the effective date of the transactions, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on the Loans. Assumptions used in connection with estimating the relative fair values included: (1) volatility ranging from 40% to 50%, (2) financing probabilities ranging from 25% to 75%, (3) marketability discount of 7% and (4) 100% investment recovery assumption. The loan discount, representing the difference between the face amount of the Loans and the relative fair value allocated to the Loans, was accreted over the expected life of the Loans, using the effective interest method, with the related interest amounts reflected in other income (expense) in the condensed consolidated statements of operations. Interest income for the three months ended March 31, 2017 was $1.0 million, including accretion of the loan discount of $369,000. The effective yield on the Loans for the three months ended March 31, 2017 ranged from 9% to 48%.
Accounting Subsequent to Veritone IPO. Upon Veritone’s consummation of its IPO on May 17, 2017, the Loans were converted into shares of Veritone common stock and the Primary Warrant was automatically exercised in full, as described above, resulting in a 20% ownership interest in Veritone (excluding warrants). Based on Acacia’s representation on the Veritone board of directors and Acacia’s 20% ownership interest in Veritone, Acacia management determined that the equity method of accounting was applicable. Upon becoming eligible for the equity method of accounting, Acacia elected to apply the fair value option to account for its equity investment in Veritone, including all of its investments in Veritone common stock and warrants, due to the availability of quoted prices in an active market for the Veritone common stock. As of March 31, 2018, Acacia’s ownership interest in Veritone, on a fully-diluted basis, was approximately 23%.
Acacia’s equity investment in Veritone common shares is recorded at fair value based on the quoted market price of Veritone’s common stock on The NASDAQ Global Market on the applicable valuation date, as adjusted for an estimated discount for lack of marketability (“DLOM”) associated with the restricted nature of the common shares acquired (Level 3 input). Acacia’s investment in Veritone warrants is recorded at fair value, as adjusted for an estimated DLOM, based on the Black-Scholes option-pricing model, utilizing the following assumptions at March 31, 2018: risk-free interest rates ranging from 2.30% to 2.70%; expected terms ranging from 2 years to 9 years; volatilities ranging from 50% to 55%; and a dividend yield of zero. The DLOM for the Veritone common stock and warrants was estimated utilizing a Finnerty model with the following results and assumptions:

	Veritone Common Stock			Veritone Warrants
	IPO Date	December 31, 2017	March 31, 2018	IPO Date	December 31, 2017			March 31, 2018
Estimated DLOM applied	5.7%	5%	—	5.7%	10%			5%	-	15%
Volatility assumptions	35%	37%	—	35%	72%	-	87%	51%	-	91%
Term assumptions	6 months	2 months	—	6 months	5 months			5 months
At March 31, 2018, the fair value of the 4,119,521 shares of Veritone common stock owned by Acacia totaled $57,345,000. At March 31, 2018, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $6,312,000. At March 31, 2018, the cumulative net unrealized gain (since the IPO) on our Veritone investment was $8,429,000. A 10% increase in the DLOM assumptions utilized at all applicable valuation dates would result in an approximate 11% decrease in the fair value of our investment in Veritone warrants at March 31, 2018, and a corresponding decrease in the net investment gain or loss reflected in the condensed consolidated statements of operations for the applicable period. Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the condensed consolidated statements of operations.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized financial information for Veritone, presented on a three month lag basis, is as follows (in thousands, except per share amounts):

Year Ended December 31, 2017
Revenues	$14,413
Gross profit	1,070
Operating expenses	60,105
Other income (expense), net	(12,833)
Net loss attributable to common stockholders	(64,071)

Net loss per share attributable to common stockholders - basic and diluted	$(6.20)

December 31, 2017
Current assets	$83,805
Noncurrent assets	4,753
Total Assets	$88,558

Current liabilities	$27,256
Noncurrent liabilities	—
Total liabilities	27,256
Preferred stock	—
Total stockholder's equity (deficit)	61,302
Total liabilities, preferred stock and stockholders’ equity	$88,558
Other Investment

In June 2017, Acacia made an investment in the Series A Preferred financing round for Miso Robotics, Inc. (“Miso Robotics”), an innovative leader in robotics and artificial intelligence solutions, totaling $2,250,000, acquiring a 22.6% ownership interest in Series A preferred stock of Miso Robotics, and one board seat. In February 2018, Acacia made an additional equity investment in the Series B Preferred financing round for Miso Robotics totaling $6,000,000, increasing its ownership interest (Series B preferred stock) in Miso Robotics to approximately 30%, and acquiring an additional board seat. In addition, in June 2017, Acacia also entered into an IP services agreement with Miso Robotics to help Miso Robotics drive AI-based solutions for the entire restaurant industry. Miso Robotics will use the funding to deliver an adaptable AI-driven robotic kitchen assistant that will work alongside kitchen staff to improve operational efficiency for the restaurant industry.

As of February 2018, the preferred stock was not deemed to be in-substance common stock due to the substantive liquidation preference associated with the preferred stock. As such, as of February 2018, the cumulative investment in Miso Robotics is recorded at cost and assessed for any impairment at each balance sheet date. Prior to February 2018, the equity method of accounting was applied.

6.  COMMITMENTS AND CONTINGENCIES
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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other
Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s condensed consolidated financial position, results of operations or cash flows.

7. STOCKHOLDERS’ EQUITY

Profits Interest Plan. On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of membership interests in AIP to certain members of management and the Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each Unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the fair value of AIP increases beyond the fair value at the issuance date of the membership interests. The membership interests are represented by Units reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones (one-third upon 150% appreciation, and the remaining two-thirds upon 300% appreciation in value of Acacia’s aggregate investment in Veritone), subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement. The Units were fully vested as of March 31, 2018.

Acacia owns 60% of the membership interests in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients. As of March 31, 2018, AIP holds the Veritone 10% Warrant described at Note 5.

Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted in February 2017, with an aggregate grant date fair value of $722,000. The fair value of the Units totaled $1,313,000 as of March 31, 2018. Upon full vesting of the units in September 2017, all previously unrecognized compensation expense was immediately recognized.

The fair value of the Units is estimated utilizing a Geometric Brownian Motion model (“GBM”) which considers probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 5) underlying or associated with the Units. At the estimated end of the term of the underlying warrant (May 2022), the model estimates the total proceeds from the hypothetical exercise of the warrant and estimates the value of the Units by allocating the proceeds based on the waterfall described in the terms of the underlying agreement. The value of the Units on a marketable basis is the average allocation across all GBM simulation paths discounted to the applicable valuation date using the risk-free rate. This estimated value is adjusted for an estimate of a DLOM using the Finnerty model, based on a security specific volatility calculated by changing Veritone’s common stock price by 1% and measuring the corresponding change in the value of the Units. For the three months ended March 31, 2018, assumptions utilized in the GBM included a term of 4.4 years, stock price of $13.92, volatility of 50%, and risk free interest rates ranging from 2.09% to 2.74% for terms ranging from one to 10 years. The estimated DLOM utilized was 30%, based on assumptions including a term of approximately 4.1 years and a volatility of 88% for Veritone’s common stock. Volatility was estimated based on the historical volatilities of a set of comparable public companies, adjusted for leverage, over a term matching the term of the underlying warrant asset, which was approximately 4.1 years.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Recently Adopted.

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. In doing so, the Company is required to use more judgment and make more estimates in connection with the accounting for revenue contracts with customers than under previous guidance, as described in Note 2. Under the standard, (i) an entity should account for a promise to provide a customer with a right to access the entity’s IP as a performance obligation satisfied over time because the customer

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

will simultaneously receive and consume the benefit from the entity’s performance of providing access to its IP as the performance occurs, and (ii) an entity’s promise to provide a customer with the right to use its IP is satisfied at a point in time. In addition, revenues from contracts with significant financing components should be recognized at an amount that reflects the price that a customer would have paid if the customer had paid cash for the goods or services when they transfer to the customer (i.e. adjustment for the time value of money). For sales and usage based royalties, the new standard requires that the Company include in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The Company used the modified retrospective method of adoption and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings on January 1, 2018. Comparative prior year periods were not adjusted. The new accounting standard was applied to all contracts at the date of initial application. The cumulative effect of applying the new revenue standard, primarily relating to financing components of contracts executed in prior periods and estimates of variable consideration for sales and usage based royalty agreements executed in prior periods, was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Balance Sheets:
Accounts receivable	$153	$4,542	$4,695
Royalties and contingent legal fees payable	1,601	1,728	3,329
Accumulated deficit	(320,018)	2,506	(317,512)
Noncontrolling interests	1,358	308	1,666

The impact of the adoption of the new accounting standard on the consolidated balance sheet and statement of operations was as follows (in thousands):

	Balance as Reported	Balance Before ASC 606 Adoption	Effect of Change
Balance Sheets:
Accounts receivable	$4,754	$2,724	$2,030
Royalties and contingent legal fees payable	39,937	39,125	812

Statements of Operations:
Revenues	$62,093	$60,063	$2,030
Inventor royalties	21,744	21,046	698
Contingent legal fees	15,759	15,645	114

In May 2017, the FASB issued amended guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions. This amendment is effective prospectively for annual periods beginning on or after December 15, 2017. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements - Not Yet Adopted.

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

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 7, 2018, amended by Amendment No. 1 to our Annual Report on Form 10-K, filed with the SEC on April 2, 2018, and Amendment No. 2 to our Annual Report on Form 10-K, filed with the SEC on April 30, 2018. Our Annual Report on Form 10-K, as amended, is referred to herein as our “Annual Report.”

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property, or IP acquisition and development, licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

General

As used in this Quarterly Report on Form 10-Q, “we,” “us” “our” and “Company” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly and majority-owned and controlled operating subsidiaries, and/or where applicable, its management. All IP acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly and majority-owned and controlled operating subsidiaries.

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

We have a proven track record of licensing and enforcement success with over 1,550 license agreements executed to date, across 193 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.5 billion, and have returned more than $753 million to our patent partners.
We also identify opportunities to partner with high-growth and potentially disruptive technology companies. We leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement our primary licensing and enforcement business.

Executive Summary

Overview

For the three months ended March 31, 2018 and 2017, we reported revenues of $62.1 million and $8.9 million, respectively. Cash and short-term investments totaled $179.6 million as of March 31, 2018, as compared to $136.6 million as of December 31, 2017. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. We continue to experience challenges in the existing patent and licensing environment, including challenges in identifying and acquiring new high-quality patent assets as discussed below. Despite these challenges, we will continue to invest in and monetize our existing quality patent assets.

Enforcement Activities. In February 2018, our subsidiaries, Saint Lawrence LLC and Saint Lawrence Communications GmbH, or Saint Lawrence, entered into an agreement with Apple Inc. to resolve all outstanding litigation.

In March 2017, Saint Lawrence received a jury verdict in its case against Motorola, Inc., or Motorola, in the United States District Court for the Eastern District of Texas, or the District Court. The jury returned a verdict that five U.S. patents were valid and infringed. The jury found that the infringement was willful and returned a damages award of nearly $9.2 million for past infringement. The District Court is currently considering Saint Lawrence’s post-trial motion for attorneys’ fees as well as post-trial motions from Motorola. We are awaiting issue of the final judgment by the District Court in this matter, after which appeals may be filed. In addition, our German subsidiary, Saint Lawrence Communications GmbH, was granted injunctions by the German court in enforcement proceedings against Motorola, Inc., which injunctions have been appealed by Motorola. The Motorola actions have not yet concluded, and hence, no revenues have been recognized related to these specific Motorola actions.

Partnerships. We may from time to time evaluate other business opportunities which complement, or supplement, our primary licensing and enforcement business and leverage our IP expertise. For example, in June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics, increasing our fully diluted ownership interest to approximately 30% as of March 31, 2018. Miso Robotics will use the capital to expand its suite of collaborative, adaptable robotic kitchen assistants and to broaden applications for Miso AI, the company’s machine learning cloud platform. In addition, we also entered into an IP services agreement with Miso Robotics to help the company drive AI-based solutions for the entire restaurant industry. Our partnership with Miso Robotics represents our second partnership with companies seeking to transform the marketplace through AI.

In August 2016, we announced the formation of a partnership with Veritone, a leading cloud-based Artificial Intelligence technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Under the partnership, we have the ability to leverage our IP expertise to assist Veritone with building its patent portfolio and executing upon its overall IP strategy. In order to enhance Veritone’s leadership position in the field of machine learning and AI, we provided a total of $53.3 million in funding to Veritone pursuant to an investment agreement executed in August 2016, as amended.

Upon Veritone’s consummation of its initial public offering in May 2017, or the IPO, our loans and accrued interest were automatically converted into 1,969,186 shares of Veritone common stock and we exercised certain warrants, acquiring 2,150,335 shares of Veritone common stock. Results for the three months ended March 31, 2018 included an unrealized investment loss of $41.1 million, primarily related to the decrease in Veritone’s stock price since December 31, 2017 and our related requirement to mark our Veritone investment to market at each balance sheet date. At March 31, 2018, the cumulative net unrealized gain (since the IPO) on our Veritone investment was $8,429,000. Our Veritone common shares were subject to a lock-up agreement that expired on February 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws.

Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional information regarding our partnership with Veritone.

We believe these partnerships will be synergistic with our overall business strategies.

Patent Portfolio Intake. One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity of the current patent environment. With respect to our licensing, enforcement and overall business, neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own IP through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then we may not be able to identify new technology-based patent opportunities for sustainable revenue and /or revenue growth.

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

For example, during the three months ended March 31, 2018, Acacia did not obtain control of any new patent portfolios. Further, we obtained control of only one, two and three new patent portfolios during fiscal years 2017, 2016 and 2015, respectively, compared to 6 new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. As a result of these continuing industry trends, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

Operating Activities. Operating activities during the periods presented included the following:

	Three Months Ended March 31,
	2018	2017

Revenues (in thousands)	$62,093	$8,854
New agreements executed	4	6
Licensing and enforcement programs generating revenues	4	8

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

Revenues for the periods presented included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Electronic Access Control technology(2)
•	Speech codes used in wireless and wireline systems technology(1)(2)	•	Innovative Display technology(2)
•	Super Resolutions Microscopy technology(1)(2)	•	Online Auction Guarantee technology(2)
•	Video Conferencing technology(1)	•	Optical Networking technology(2)
•	DisplayPort and MIPI DSI technology(2)
__________________________
(1) 2018 period
(2) 2017 period

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2018 and 2017
(In thousands, except percentage change values)

	Three Months Ended March 31,		%
	2018	2017	Change

Revenues	$62,093	$8,854	*
Operating costs and expenses	53,123	20,430	160%
Operating income (loss)	8,970	(11,576)	(177)%
Other income (expense), net	(40,890)	696	*
Loss before provision for income taxes	(31,920)	(10,880)	193%
Provision for income taxes	(191)	(1,241)	85%
Net loss attributable to Acacia Research Corporation	(32,038)	(11,830)	(171)%
* Percentage change in excess of 200%

Overview - Three months ended March 31, 2018 compared with the three months ended March 31, 2017

•
Revenues increased $53.2 million to $62.1 million for the three months ended March 31, 2018, as compared to $8.9 million in the comparable prior year quarter, due primarily to an increase in the average revenue per agreement executed during the quarter. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Loss before provision for income taxes was $31.9 million for the three months ended March 31, 2018, as compared to $10.9 million for the three months ended March 31, 2017. The net change was primarily comprised of the change in revenues described above, a $41.1 million unrealized loss on our equity investment in Veritone and other changes in operating expenses as follows:

•	Inventor royalties, contingent legal fees and other costs of revenue, on a combined basis, increased $40.2 million, primarily due to the increase in related revenues for the periods.

•
Litigation and licensing expenses-patents decreased $3.6 million, or 57%, to $2.7 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and an overall decrease in portfolio related enforcement activities. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
General and administrative expenses, excluding non-cash stock compensation, decreased $385,000 or 8%, to $4.4 million, due primarily to a reduction in personnel costs in connection with headcount reductions in 2017, a decrease in severance costs and a decrease in corporate, general and administrative costs.

•
Net non-cash stock compensation expense decreased $3.2 million, or 148%, due to the decrease in the fair value of our Veritone related profits interest units, or Profits Interests, consistent with the decrease in the underlying Veritone stock price since December 31, 2017. In addition, first quarter 2017 non-cash stock compensation expense included amounts related to the August 2016 grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period. Excluding non-cash stock compensation related to the Profits Interest, non-cash stock compensation expense decreased $1.4 million, or 67%.

•
Results for the three months ended March 31, 2018 included an unrealized loss on our investment in Veritone totaling $41.1 million, related to the application of the fair value method of accounting to our investment in Veritone as of March 31, 2018.

Investments in Patent Portfolios

Neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own IP through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and to continue to identify and grow new relationships, then we may not be able to identify new technology-based opportunities for sustainable revenue and / or revenue growth.

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

For example, during the three months ended March 31, 2018, Acacia did not obtain control of any new patent portfolios. During fiscal year 2017, 2016 and 2015, we obtained control of only one, two and three, respectively, new patent portfolios, compared to six new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

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

Litigation and Licensing Expense. We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized elsewhere herein, and in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our overall patent portfolio licensing and enforcement activities. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

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

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2017. In addition, as set forth in Note 2 to the condensed consolidated financial statements included in this report, certain accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Revenue Recognition

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, we are required to recognize revenue when we transfer promised IP rights to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those IP rights. In doing so, we are required to use more judgment and make more estimates in connection with the accounting for revenue contracts with customers than under previous guidance, as described at Note 2 to the condensed consolidated financial statements contained elsewhere herein. Under the standard, (i) an entity should account for a promise to provide a customer with a “right to access” the entity’s IP as a performance obligation satisfied over time because the customer will simultaneously receive and consume the benefit from the entity’s performance of providing access to its IP as the performance occurs, and (ii) an entity’s promise to provide a customer with the “right to use” its IP is satisfied at a point in time. In addition, revenues from contracts with significant financing components should be recognized at an amount that reflects the price that a customer would have paid if the customer had paid cash for the IP rights when they transfer to the customer (i.e. adjustment for the time value of money). For sales and usage based royalties, the new standard requires us to include in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

We elected to use the modified retrospective method of adoption and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings on January 1, 2018. Comparative prior year periods were not be adjusted. The new accounting standard was applied to all contracts at the date of initial application. The cumulative effect of applying the new revenue standard, primarily relating to financing components of contracts executed in prior periods and estimates of variable consideration for sales and usage based royalty agreements executed in prior periods, was as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Balance Sheets:
Accounts receivable	$153	$4,542	$4,695
Royalties and contingent legal fees payable	1,601	1,728	3,329
Accumulated deficit	(320,018)	2,506	(317,512)
Noncontrolling interests	1,358	308	1,666

The impact of the adoption of the new accounting standard on the consolidated balance sheet and statement of operations was as follows (in thousands):

	Balance as Reported	Balance Before ASC 606 Adoption	Effect of Change
Balance Sheets:
Accounts receivable	$4,754	$2,724	$2,030
Royalties and contingent legal fees payable	39,937	39,125	812

Statements of Operations:
Revenues	$62,093	$60,063	$2,030
Inventor royalties	21,744	21,046	698
Contingent legal fees	15,759	15,645	114

Except as described above, the adoption of the new revenue recognition standard did not have a material impact on the condensed consolidated financial statements.

Other Investments

Investment in Miso Robotics. In June 2017, we made an investment in the Series A Preferred financing round for Miso Robotics, an innovative leader in robotics and AI solutions, totaling $2,250,000, acquiring a 22.6% ownership interest in Series A preferred stock of Miso Robotics, and one board seat. In February 2018, we made an additional equity investment in the Series B Preferred financing round for Miso Robotics totaling $6,000,000, increasing our ownership interest (Series B preferred stock) in Miso Robotics to approximately 30%, and acquiring an additional board seat. As of February 2018, the preferred stock was not deemed to be in-substance common stock due to the substantive liquidation preference associated with the preferred stock. As such, as of February 2018, our investment in Miso Robotics is recorded at cost and assessed for any impairment at each balance sheet date. Prior to February 2018, the equity method of accounting was applied.

Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which we has the ability to exercise significant influence, are accounted for using the equity method of accounting. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity's common stock. An investment in preferred stock with substantive liquidation preferences over common stock, are not substantially similar to the common stock, and therefore is not considerer in-substance common stock. A liquidation preference is substantive if the investment has a stated liquidation preference that is significant, from a fair value perspective, in relation to the purchase price of the investment. A liquidation preference in an investee that has sufficient subordinated equity from a fair value perspective is substantive because, in the event of liquidation, the investment will not participate in substantially all of the investee's losses. Investments in preferred stock with substantive liquidation preferences, and therefore not deemed to be in-substance common stock, are accounted for at cost (subject to impairment considerations, if any), as adjusted for the impact of changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

Determination of whether an equity investment is in-substance common stock requires significant judgment, including an estimation of the fair value of the equity investments in relation to the fair value of subordinated equity of the investee, if any. A change in estimates or judgments resulting in the determination that an equity investment is or is not in-substance common stock would result in the application of either the equity method of accounting, or the cost method of accounting to the investment.

The fair value of subordinated equity (i.e. common stock) and preferred stock for purposes of determining whether a liquidation preference is substantive was determined utilizing an option pricing methodology, with assumptions including: volatility of 70%, risk free rate of return of 2.50% and a term of five years. A discount for lack of marketability was determined for the common stock using a Finnerty model, based on the security-specific volatilities ranging from 80% to 89%. A one percent change in the DLOM assumptions utilized to estimate the fair value of common stock would not have a material impact on the analysis.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three Months Ended March 31, 2018 and 2017

Revenues and Pretax Net Income (Loss)

	Three Months Ended March 31,		Change
	2018	2017	$	%

Revenues (in thousands, except percentage change values)	$62,093	$8,854	$53,239	*
New agreements executed	4	6
* Percentage change in excess of 200%

One licensee individually accounted for 96% of revenues recognized during the three months ended March 31, 2018, and two licensees accounted for 73% and 12% of revenues recognized during the three months ended March 31, 2017.

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentage change values)
Loss before provision for income taxes	$(31,920)	$(10,880)	$(21,040)	193%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended March 31,
	2018 vs. 2017%
	(in thousands, except percentage values)
Increase in revenues	$53,239	(253)%
Increase in inventor royalties, contingent legal fees and other	(40,210)	191%
Decrease in general and administrative expenses	385	(2)%
Decrease in non-cash stock compensation expenses	3,152	(15)%
Decrease in litigation and licensing expenses	3,641	(17)%
Decrease in patent amortization expenses	185	(1)%
Loss on fair value investment	(41,097)	195%
Other	(335)	2%
Total change in loss before provision for income taxes	$(21,040)	100%

Cost of Revenues

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentage change values)
Inventor royalties	$21,744	$666	$21,078	*
Contingent legal fees	$15,759	$627	$15,132	*
Other	$4,000	$—	$4,000	100%
* Percentage change in excess of 200%

Inventor Royalties, Contingent Legal Fees Expense and Other.  Inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Other operating expenses also included $4,000,000 in other direct cost of revenues related to rights acquired and licensed in the first quarter of 2018. A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the comparable periods presented, using the current year period as the base period, is as follows (in thousands, except percentage values):

	Three Months Ended March 31,	%
	2018 vs. 2017
Inventor Royalties:
Increase in total revenues	$18,758	89%
Increase in inventor royalty rates	2,320	11%
Total change in inventor royalties expense	$21,078	100%

	Three Months Ended March 31,	%
	2018 vs. 2017
Contingent Legal Fees:
Increase in total revenues	$13,595	90%
Increase in contingent legal fee rates	1,537	10%
Total change in contingent legal fees expense	$15,132	100%

	Three Months Ended March 31,		Change
	2018	2017	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$2,745	$6,386	$(3,641)	(57)%
Amortization of patents	$5,330	$5,515	$(185)	(3)%

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents decreased for the periods presented due to a net decrease in litigation support, patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs and an overall decrease in portfolio related enforcement activities. We expect patent-related legal expenses to continue to decrease in relation to the applicable comparable prior periods based upon the overall decrease in portfolio related enforcement activities as we continue monetizing our existing patent assets. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended March 31,		Change
	2018	2017	$	%

General and administrative expenses	$4,403	$4,788	$(385)	(8)%
Non-cash stock compensation expense - G&A	704	2,112	(1,408)	(67)%
Non-cash stock compensation expense - Profits Interests	$(1,728)	$16	$(1,744)	*
Total general and administrative expenses	$3,379	$6,916	$(3,537)	(51)%
* Percentage change in excess of 200%

General and Administrative Expenses.  A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (in thousands, except percentage values):

	Three Months Ended March 31,
	2018 vs. 2017%

Personnel cost reductions due to headcount reductions	$(584)	17%
Variable performance-based compensation costs	711	(20)%
Corporate, general and administrative costs	(175)	5%
Non-cash stock compensation expense	(3,152)	89%
Non-recurring employee severance costs	(337)	9%
Total change in general and administrative expenses	$(3,537)	100%

The decrease in non-cash stock compensation expense - G&A was primarily due to inclusion in the prior period of expenses related to the August 2016 grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period. The decrease in our Profits Interests related non-cash stock compensation expense was due to a decrease in the estimated fair value of our Profits Interests, as a result of the decrease in Veritone's stock price during the first quarter of 2018. Profits Interests are classified as liability awards, which are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled, with changes in fair value reflected in the statement of operations each period.

Other Operating Income (Expense)

Change in Fair Value of Investment, net. Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value reflected in the statement of operations each period. Results for the three months ended March 31, 2018 included an unrealized loss on our investment in Veritone totaling $41.1 million, reflecting the decrease in Veritone's stock price during the three months ended March 31, 2018. At March 31, 2018, the cumulative net unrealized gain (since the IPO) on our Veritone investment was $8,429,000.

Income Taxes

	Three Months Ended March 31,
	2018	2017

Provision for income taxes (in thousands)	$(191)	$(1,241)
Effective tax rate	(1)%	(11)%

Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least May 2019 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, below. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and the volatility and disruption may occur in the future. At times the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $179.6 million at March 31, 2018, compared to $136.6 million at December 31, 2017.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2018	2017

Net cash provided by (used in):
Operating activities	$49,970	$(976)
Investing activities	(36,309)	(72,470)
Financing activities	24	230

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2018 increased 123% to $62.1 million, as compared to $27.8 million in the comparable 2017 period, due to an increase in revenues and the net impact of the timing of cash receipts from licensees. Cash outflows from operations for the three months ended March 31, 2018 decreased 58% to $12.1 million, as compared to $28.8 million in the comparable 2017 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017

Investments in Investees	$(7,000)	$—
Advances to Investee	—	(1,000)
Available-for-sale investments, net (cash management activities)	(29,309)	(71,470)
Net cash used in investing activities	$(36,309)	$(72,470)
Partnership with Miso Robotics, Inc. In June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics, increasing our fully diluted ownership interest to approximately 30% as of March 31, 2018.

Investment in Veritone. On March 14, 2017, we entered into an additional secured convertible promissory note with Veritone, or the Veritone Bridge Loan, which permitted Veritone to borrow up to an additional $4.0 million, bearing interest at the rate of 8.0% per annum. On March 17, 2017, we funded the initial $1.0 million advance, or the First Bridge Loan. On April 14, 2017, we funded the second $1.0 million advance, or the Second Bridge Loan. All advances and accrued interest under the Veritone Bridge Loan were due and payable on November 25, 2017. In May 2017, pursuant to the terms of the Veritone Bridge Loan, we elected to make an additional advance to Veritone totaling $2.0 million, representing all principal amounts not advanced upon Veritone’s consummation of its IPO. Upon consummation of Veritone’s IPO, the outstanding principal balance and accrued interest under the Veritone Bridge Loan, totaling $4.0 million, automatically converted into 295,440 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.

Working Capital

Working capital at March 31, 2018 increased to $139.2 million, compared to $130.1 million at December 31, 2017. Consolidated accounts receivable from licensees increased to $4.8 million at March 31, 2018, compared to $153,000 at December 31, 2017. Consolidated royalties and contingent legal fees payable increased to $39.9 million at March 31, 2018, compared to $1.6 million at December 31, 2017.

The majority of accounts receivable from licensees at March 31, 2018 were collected or are scheduled to be collected in the second quarter of 2018, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the second and third quarter of 2018, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of March 31, 2018 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating leases, net of guaranteed sublease income	$2,266	$882	$1,384	$—

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

During the applicable periods presented, short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in highly liquid, AAA, U.S. government securities (included in short-term investments in the accompanying consolidated balance sheets). In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Investments in U.S. government fixed income securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the relatively short duration of our short-term investment portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

Investment Risk. We are exposed to investment risks related to changes in the underlying financial condition of certain of our partnerships with high-growth and potentially disruptive technology companies, and our related equity investments in these companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. As of March 31, 2018, the carrying value of our common stock and warrants in public and private companies was $71.9 million. We record our common stock and warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $63.7 million of our non-current investments as of March 31, 2018. A hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $6.8 million in the fair value of our equity and equity warrant investments in Veritone. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable for our private company equity investments.

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
Changes in Internal Control Over Financial Reporting.
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2018) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II--OTHER INFORMATION

Item 1A.  RISK FACTORS

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q, as well as our condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described below and in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. Except as specifically noted below, there were no material changes to the risks and uncertainties described in the section entitled “Risk Factors” in Part 1, Item 1A of our Annual Report.
Our business could be negatively affected as a result of the actions of activist stockholders.
Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. These actions could interfere with our ability to execute our strategic plan. For example, Sidus Investment Management, LLC and BLR Partners LP, or collectively, Sidus, have commenced a proxy contest to elect directors at our next annual meeting. A proxy contest will require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board of Directors of Acacia. Moreover, the hostile and unsolicited nature of Sidus’ actions may disrupt our business and operations by causing uncertainty among and potentially loss of current and prospective employees, customers, licensees, suppliers and other constituencies important to our success, which could negatively impact our business and financial results. The price of our common stock may be volatile and could be subject to price fluctuations due to the uncertainty associated with the unsolicited offer and proxy contest.

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	Interactive Data Files Pursuant to Rule 405 of Regulation S-T
___________________________

#	Filed herewith.

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

/s/ Robert Stewart
By: Robert Stewart
President
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Clayton J. Haynes
By: Clayton J. Haynes
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date:     May 10, 2018

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
___________________________

#	Filed herewith.

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