Form 10-Q
period 2018-06-30
ACACIA RESEARCH CORP
filed 2018-08-10
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

As of August 7, 2018, 49,495,064 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$100,150	$136,604
Short-term investments	34,694	—
Accounts receivable	5,629	153
Prepaid expenses and other current assets	3,509	2,938
Total current assets	143,982	139,695

Investment at fair value (Note 5)	75,004	104,754
Other investments (Note 5)	8,195	2,195
Patents, net of accumulated amortization	23,099	61,917
Other assets	187	207
	$250,467	$308,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,855	$7,956
Royalties and contingent legal fees payable	4,765	1,601
Total current liabilities	13,620	9,557
Other liabilities	2,471	3,552
Total liabilities	16,091	13,109
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,495,064 and 50,639,926 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	49	51
Treasury stock, at cost, 2,919,828 and 1,729,408 shares as of June 30, 2018 and December 31, 2017, respectively	(39,272)	(34,640)
Additional paid-in capital	650,265	648,996
Accumulated comprehensive loss	(202)	(88)
Accumulated deficit	(377,977)	(320,018)
Total Acacia Research Corporation stockholders’ equity	232,863	294,301
Noncontrolling interests	1,513	1,358
Total stockholders’ equity	234,376	295,659
	$250,467	$308,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues	$6,485	$16,457	$68,578	$25,311
Operating costs and expenses:
Cost of revenues:
Inventor royalties	1,241	4,273	22,985	4,939
Contingent legal fees	1,037	3,236	16,796	3,863
Other	—	—	4,000	—
Litigation and licensing expenses - patents	2,130	4,134	4,875	10,520
Amortization of patents	5,278	5,571	10,608	11,086
General and administrative expenses(1)	7,098	6,734	10,477	13,650
Other expenses - business development	327	433	493	753
Impairment of patent-related intangible and other assets	29,210	—	29,210	—
Total operating costs and expenses	46,321	24,381	99,444	44,811
Operating loss	(39,836)	(7,924)	(30,866)	(19,500)

Other income (expense):
Gain on conversion of loans and accrued interest (Note 5)	—	2,671	—	2,671
Gain on exercise of Primary Warrant (Note 5)	—	4,616	—	4,616
Change in fair value of investment, net (Note 5)	11,347	(12,698)	(29,750)	(12,698)
Equity in losses of investee (Note 5)	—	(14)	—	(14)
Interest income and other	268	563	475	1,259
Total other income (expense)	11,615	(4,862)	(29,275)	(4,166)
Loss before provision for income taxes	(28,221)	(12,786)	(60,141)	(23,666)
Provision for income taxes	(285)	(1,478)	(476)	(2,719)
Net loss including noncontrolling interests in subsidiaries	(28,506)	(14,264)	(60,617)	(26,385)
Net loss attributable to noncontrolling interests in subsidiaries	79	12	152	303
Net loss attributable to Acacia Research Corporation	$(28,427)	$(14,252)	$(60,465)	$(26,082)

Net loss attributable to common stockholders - basic and diluted	$(28,427)	$(14,252)	$(60,465)	$(26,082)
Basic and diluted net loss per common share	$(0.57)	$(0.28)	$(1.20)	$(0.52)
Weighted average number of shares outstanding - basic and diluted	50,061,812	50,499,248	50,345,808	50,416,611
____________________________________________
(1) General and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
General and administrative expenses	$5,892	$5,247	$10,295	$10,035
Non-cash stock compensation expense - G&A	521	1,449	1,225	3,561
Non-cash stock compensation expense - Profits Interests (Note 7)	685	38	(1,043)	54
Total general and administrative expenses	$7,098	$6,734	$10,477	$13,650

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net loss including noncontrolling interests	$(28,506)	$(14,264)	$(60,617)	$(26,385)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	10	(9)	(10)	5
Unrealized gain (loss) on foreign currency translation, net of tax of $0	(87)	(4)	(104)	9
Total other comprehensive loss	(28,583)	(14,277)	(60,731)	(26,371)
Comprehensive loss attributable to noncontrolling interests	79	12	152	303
Comprehensive loss attributable to Acacia Research Corporation	$(28,504)	$(14,265)	$(60,579)	$(26,068)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(60,617)	$(26,385)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Gain on conversion of loans and accrued interest(1)	—	(2,671)
Gain on exercise of Primary Warrant(1)	—	(4,616)
Change in fair value of investment, net(1)	29,750	12,698
Depreciation and amortization	10,627	11,134
Non-cash stock compensation	182	3,615
Impairment of patent-related intangible and other assets	29,210	—
Other	(313)	(598)
Changes in assets and liabilities:
Accounts receivable	(934)	12,505
Prepaid expenses and other assets	(571)	(1,474)
Accounts payable and accrued expenses	861	(5,054)
Royalties and contingent legal fees payable	1,436	(4,481)
Net cash provided by (used in) operating activities	9,631	(5,327)

Cash flows from investing activities:
Investments in Investees (1)	(7,000)	(31,514)
Advances to Investee (1)	—	(4,000)
Purchases of available-for-sale investments	(49,895)	(331,412)
Maturities and sales of available-for-sale investments	15,400	295,807
Net cash used in investing activities	(41,495)	(71,119)

Cash flows from financing activities:
Repurchase of common stock	(4,634)	—
Repurchased restricted common stock	(7)	(35)
Proceeds from exercises of stock options	51	649
Net cash (used in) provided by financing activities	(4,590)	614

Decrease in cash and cash equivalents	(36,454)	(75,832)
Cash and cash equivalents, beginning	136,604	139,052
Cash and cash equivalents, ending	$100,150	$63,220

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

During the six months ended June 30, 2018, Acacia did not obtain control of any new patent portfolios. During fiscal year 2017 Acacia obtained control of one new patent portfolio. In fiscal year 2016, Acacia obtained control of two new patent portfolios, compared to three new patent portfolios, and six new patent portfolios in fiscal years 2015 and 2014, respectively.

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

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2018, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue is recognized upon transfer of control of promised bundled IP rights (hereinafter “IP Rights”) and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those IP Rights. Revenue contracts that provide promises to grant the right to use IP Rights as they exist at the point in time at which the IP Rights are granted, are accounted for as performance obligations satisfied at a point in time

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues were comprised of the following for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Paid-up Revenue Agreements	$3,183	$14,964	$63,246	$22,160
Recurring Revenue Agreements	3,302	1,493	5,332	3,151
	$6,485	$16,457	$68,578	$25,311

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs.  These costs are included under the caption “Cost of revenues” in the accompanying condensed consolidated statements of operations. Cost of revenues for the six months ended June 30, 2018 included $4.0 million of costs to acquire certain rights related to revenues recognized in the period.

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

Concentrations. Two licensees individually accounted for 48% and 42% of revenues recognized during the three months ended June 30, 2018, and one licensee accounted for 87% of revenues recognized during the six months ended June 30, 2018. One licensee accounted for 85% of revenues recognized during the three months ended June 30, 2017 and two licensees accounted for 55% and 26% of revenues recognized during the six months ended June 30, 2017. For the three and six months ended June 30, 2018, 43% and 6%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and six months ended June 30, 2017, 90% and 87%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations. Two licensees individually represented approximately 47% and 43% of accounts receivable at June 30, 2018. One licensee individually represented approximately 100% of accounts receivable at December 31, 2017.

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

	Level 1	Level 2	Level 3
Assets as of June 30, 2018:
Short-term investments	$34,694	$—	$—
Investment at fair value (Note 5)(1)	—	—	75,004
Total recurring fair value measurements	$34,694	$—	$75,004
Assets as of December 31, 2017:
Investment at fair value (Note 5)(1)	$—	$—	$104,754
____________________

(1)
As of December 31, 2017, the Veritone common shares were subject to a lock-up agreement that expired on February 15, 2018 and measured at fair value using level 3 inputs. As of March 31, 2018, the Veritone common shares were not subject to a lock-up agreement and measured at fair value using level 1 inputs. At June 30, 2018, the Veritone common shares are subject to a lock-up agreement that expires on August 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws.

A reconciliation of the activity for fair value measurements categorized within Level 3 for the six months ended June 30, 2018 is as follows (in thousands):

	Investment at Fair Value
	Common Stock	Warrants	Total
Opening balance as of January 1, 2018	$90,795	$13,959	$104,754
Total gains and losses included in earnings for the period(1)
Change in fair value of investment, net	(24,968)	(4,782)	(29,750)
Total recurring fair value measurements(1)	$65,827	$9,177	$75,004
____________________
(1) All gains and losses included in earnings for the period presented relate to assets and liabilities held as of June 30, 2018.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

		Gross Unrealized
Security Type	Cost	Gains	Losses	Fair Value
June 30, 2018:
U.S. government fixed income securities (Maturity dates in 2018)	$34,704	$1	$(11)	$34,694

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The initial determination of whether an investment is substantially similar to common stock is made on the initial date of investment if the Company has the ability to exercise significant influence over the operating and financial policies of the investee. That determination is reconsidered if (i) contractual terms of the investment are changed, (ii) there is a significant change in the capital structure of the investee, including the investee's receipt of additional subordinated financing, or (iii) the Company obtains an additional interest in an investment, resulting in the method of accounting for the cumulative interest being based on the characteristics of the investment at the date at which the Company obtains the additional interest. Refer to Note 5 for additional information.

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

The Company’s effective tax rates were (1%) and (1%) for the three and six months ended June 30, 2018, respectively and (12%) and (11%) for the three and six months ended June 30, 2017, respectively. Tax expense for the periods presented

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic and diluted	50,061,812	50,499,248	50,345,808	50,416,611
Basic and diluted net loss per common share	$(0.57)	$(0.28)	$(1.20)	$(0.52)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	4,793,037	4,598,443	4,851,737	4,598,443
Maximum price of awards excluded from the computation of diluted loss per share	$6.75	$6.75	$6.75	$6.75

4.  PATENTS

Acacia’s only identifiable intangible assets at June 30, 2018 and December 31, 2017 are patents and patent rights. Patent-related accumulated amortization totaled $421,038,000 and $382,220,000 as of June 30, 2018 and December 31, 2017, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from one to six years. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately two years.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the scheduled annual aggregate amortization expense as of June 30, 2018 (in thousands):

For the years ending December 31,
Remainder of 2018	$15,534
2019	3,508
2020	1,683
2021	822
2022	817
Thereafter	735
$23,099

During the three months ended June 30, 2018, Acacia recorded impairment of patent-related intangible asset charges of $28,210,000. The impairment charges were realized in the period due to a reduction in expected estimated future net cash flows for certain patents due to second quarter 2018 developments in the ongoing litigation. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of June 30, 2018. Assumptions utilized in the cash flow analysis included margins on estimated net proceeds ranging from 53% to 86% and a discount for the time value of money of zero percent, due to the relatively short time-frame associated with estimated cash flows.

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
In addition, in August 2016, Veritone issued Acacia a five-year Primary Warrant to purchase up to $50.0 million, less all converted amounts or amounts repaid under the Veritone Loans, worth of shares of Veritone’s common stock at an exercise price of $13.6088 per share. Pursuant to an amendment to the Primary Warrant effective March 15, 2017, the Primary Warrant was exercised automatically upon the consummation of Veritone’s IPO, resulting in the purchase by Acacia of an additional 2,150,335 shares of Veritone common stock, at an aggregate purchase price of $29.3 million. Immediately following Acacia’s exercise of the Primary Warrant in full, Veritone issued to Acacia an additional 10% Warrant that provides for the issuance of an additional 809,400 shares of Veritone common stock at an exercise price of $13.6088 per share, with 50% of the shares underlying the 10% warrant vesting as of the issuance date of the 10% Warrant, and the remaining 50% of the shares underlying the 10% warrant vesting on the first anniversary of the issuance date of the 10% Warrant.
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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In conjunction with the Veritone Bridge Loan, Veritone issued to Acacia (i) 60,000 shares of Veritone common stock (“Upfront Shares”), (ii) 90,000 shares of Veritone common stock (the “Bridge Installment Shares”), and (iii) 10-year warrants to purchase up to 157,000 shares of Veritone common stock with other terms and conditions similar to the warrants described above.

All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017. The Veritone common shares and the common shares underlying the warrants are subject to a lock-up agreement that expires on August 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. All of the Veritone common stock held by Acacia was unregistered as of the issue date and are unregistered as of June 30, 2018.

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

Prior to conversion, the Loans and the related common stock purchase warrants and Veritone Shares were accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the respective transactions, with the face amount of the loans allocated to (1) the Loans, which were accounted for as long-term loan receivables and (2) the common stock purchase warrants and Veritone Shares. The estimated relative fair value allocation was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone’s equity on the effective date of the transactions, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on the Loans. Assumptions used in connection with estimating the relative fair values included: (1) volatility ranging from 40% to 50%, (2) financing probabilities ranging from 25% to 75%, (3) marketability discount of 7% and (4) 100% investment recovery assumption. The loan discount, representing the difference between the face amount of the Loans and the relative fair value allocated to the Loans, was accreted over the expected life of the Loans, using the effective interest method, with the related interest amounts reflected in other income (expense) in the condensed consolidated statements of operations. Interest income for the six months ended June 30, 2017 was $1.1 million, including accretion of the loan discount of $630,000. The effective yield on the Loans for the six months ended June 30, 2017 ranged from 9% to 53%.
Accounting Subsequent to Veritone IPO. Upon Veritone’s consummation of its IPO on May 17, 2017, the Loans were converted into shares of Veritone common stock and the Primary Warrant was automatically exercised in full, as described above, resulting in a 20% ownership interest in Veritone (excluding warrants). Based on Acacia’s representation on the Veritone board of directors and Acacia’s 20% ownership interest in Veritone, Acacia management determined that the equity method of accounting was applicable. Upon becoming eligible for the equity method of accounting, Acacia elected to apply the fair value option to account for its equity investment in Veritone, including all of its investments in Veritone common stock and warrants, due to the availability of quoted prices in an active market for the Veritone common stock. As of June 30, 2018, Acacia’s ownership interest in Veritone, on a fully-diluted basis, was approximately 19%.
Acacia’s equity investment in Veritone common shares is recorded at fair value based on the quoted market price of Veritone’s common stock on The NASDAQ Global Market on the applicable valuation date, as adjusted for an estimated discount for lack of marketability (“DLOM”) associated with the restricted nature of the common shares acquired (Level 3 input). Acacia’s investment in Veritone warrants is recorded at fair value, as adjusted for an estimated DLOM, based on the Black-Scholes option-pricing model, utilizing the following assumptions at June 30, 2018: risk-free interest rates ranging from 2.52% to 2.81%; expected terms ranging from 2 years to 9 years; volatility of 60%; and a dividend yield of zero. The DLOM for the Veritone common stock and warrants was estimated utilizing a Finnerty model with the following results and assumptions:

	Veritone Common Stock			Veritone Warrants
	IPO Date	December 31, 2017	June 30, 2018	IPO Date	December 31, 2017			June 30, 2018
Estimated DLOM applied	5.7%	5%	5%	5.7%	10%			10%	-	15%
Volatility assumptions	35%	37%	90%	35%	72%	-	87%	66%	-	110%
Term assumptions	6 months	2 months	2 months	6 months	5 months			5 months

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2018, the fair value of the 4,119,521 shares of Veritone common stock owned by Acacia totaled $65,827,000. At June 30, 2018, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $9,177,000. At June 30, 2018, the cumulative net unrealized gain (since the IPO) on our Veritone investment was $19,776,000. A 10% increase in the DLOM assumptions utilized at all applicable valuation dates would result in an approximate 11% decrease in the fair value of our investment in Veritone warrants at June 30, 2018, and a corresponding decrease in the net investment gain or loss reflected in the condensed consolidated statements of operations for the applicable period. Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the condensed consolidated statements of operations.
Summarized financial information for Veritone, presented on a three month lag basis, is as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2018
Revenues	$4,388
Gross profit	3,824
Operating expenses	17,054
Other income (expense), net	183
Net loss attributable to common stockholders	(13,049)

Net loss per share attributable to common stockholders - basic and diluted	$(0.81)

	March 31, 2018	December 31, 2017
Current assets	$71,567	$83,805
Noncurrent assets	6,161	4,753
Total Assets	$77,728	$88,558

Current liabilities	$26,582	$27,256
Noncurrent liabilities	—	—
Total liabilities	26,582	27,256
Preferred stock	—	—
Total stockholder's equity (deficit)	51,146	61,302
Total liabilities, preferred stock and stockholders’ equity	$77,728	$88,558
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

7. STOCKHOLDERS’ EQUITY

Repurchases of Common Stock. In February 2018, Acacia’s Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by the Board of Directors at its discretion (the “Stock Repurchase Program”). In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s Board of Directors consider such factors as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. The repurchase shares are expected to be retired. Monthly stock repurchases for the periods presented, all of which were purchased as part of a publicly announced plan or program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration

May 1, 2018- May 30, 2018	1,190,420	$3.89	$15,366,000	February 28, 2019
Totals for 2018	1,190,420	$3.89

Profits Interest Plan. On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of membership interests in AIP to certain members of management and the Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each Unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the fair value of AIP increases beyond the fair value at the issuance date of the membership interests. The membership interests are represented by Units reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones (one-third upon 150% appreciation, and the remaining two-thirds upon 300% appreciation in value of Acacia’s aggregate investment in Veritone), subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement. The Units were fully vested as of June 30, 2018.

Acacia owns 60% of the membership interests in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

awarded as one-time, discretionary grants to recipients. As of June 30, 2018, AIP holds the Veritone 10% Warrant described at Note 5.

Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted in February 2017 pursuant to the Plan, with an aggregate grant date fair value of $722,000. The fair value of the Units totaled $1,998,000 as of June 30, 2018. Upon full vesting of the units in September 2017, all previously unrecognized compensation expense was immediately recognized.

The fair value of the Units is estimated utilizing a Geometric Brownian Motion model (“GBM”) which considers probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 5) underlying or associated with the Units. At the estimated end of the term of the underlying warrant (May 2022), the model estimates the total proceeds from the hypothetical exercise of the warrant and estimates the value of the Units by allocating the proceeds based on the waterfall described in the terms of the underlying agreement. The value of the Units on a marketable basis is the average allocation across all GBM simulation paths discounted to the applicable valuation date using the risk-free rate. This estimated value is adjusted for an estimate of a DLOM using the Finnerty model, based on a security specific volatility calculated by changing Veritone’s common stock price by 1% and measuring the corresponding change in the value of the Units. For the three months ended June 30, 2018, assumptions utilized in the GBM included a term of 3.9 years, stock price of $16.82, volatility of 60%, and risk free interest rates ranging from 2.33% to 2.85% for terms ranging from one to 10 years. The estimated DLOM utilized was 30%, based on assumptions including a term of approximately 3.9 years and a volatility of 90% for Veritone’s common stock. Volatility was estimated based on the historical volatilities of a set of comparable public companies, adjusted for leverage, over a term matching the term of the underlying warrant asset, which was approximately 3.9 years.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Balance Sheets:
Accounts receivable	$153	$4,542	$4,695
Royalties and contingent legal fees payable	1,601	1,728	3,329
Accumulated deficit	(320,018)	2,506	(317,512)
Noncontrolling interests	1,358	308	1,666

The impact of the adoption of the new accounting standard on the consolidated balance sheet and statement of operations was as follows (in thousands):

	Balance as Reported	Balance at January 1, 2018 Prior to Adoption	Effect of Change
Balance Sheets:
Accounts receivable	$5,629	$3,599	$2,030
Royalties and contingent legal fees payable	4,765	3,953	812

Statements of Operations:
Revenues	$68,578	$66,548	$2,030
Inventor royalties	22,985	22,287	698
Contingent legal fees	16,796	16,682	114

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

Recent Accounting Pronouncements - Not Yet Adopted.

In February 2016, the FASB issued an accounting standard update which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and expects to adopt the new standard effective January 1, 2018.

9. SUBSEQUENT EVENTS

Board Composition. On August 8, 2018, the Company announced that Joseph E. Davis, Fred A. deBoom and James F. Sanders have resigned from the Board, effective immediately.

Personnel. On August 8, 2018, the Company announced that Robert B. Stewart Jr., President, Edward J. Treska, Executive Vice President, General Counsel and Clayton J. Haynes, Chief Financial Officer, SVP Finance, Treasurer, are transitioning out of their roles at Acacia effective August 10, 2018, pursuant to a board approved transition arrangement. Mr. Treska and Mr. Haynes have agreed to provide consulting services to the Company to aid in the transition of their duties subsequent to August 10, 2018. Severance payments related to the personnel changes described above total $2.5 million.

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

We have a proven track record of licensing and enforcement success with over 1,560 license agreements executed to date, across 193 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.5 billion, and have returned more than $754 million to our patent partners.
We also identify opportunities to partner with high-growth and potentially disruptive technology companies. We leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement our primary licensing and enforcement business.

Executive Summary

Overview

Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. We continue to experience challenges in the existing patent and licensing environment, including challenges in identifying and acquiring new high-quality patent assets as discussed below. Despite these challenges, we intend to continue to invest in and monetize our existing quality patent assets.

Partnerships. In June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics, increasing our fully diluted ownership interest to approximately 30% as of March 31, 2018. Miso Robotics will use the capital to expand its suite of collaborative, adaptable robotic kitchen assistants and to broaden applications for Miso AI, the company’s machine learning cloud platform. In addition, we also entered into an IP services agreement with Miso Robotics to help the company drive AI-based solutions for the entire restaurant industry. Our partnership with Miso Robotics represents our second partnership with companies seeking to transform the marketplace through AI.

In August 2016, we announced the formation of a partnership with Veritone, a cloud-based Artificial Intelligence technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Upon Veritone’s consummation of its initial public offering in May 2017, or the IPO, our loans and accrued interest were automatically converted into 1,969,186 shares of Veritone common stock and we exercised certain warrants, acquiring 2,150,335 additional shares of Veritone common stock. At June 30, 2018, the cumulative net unrealized gain (since the IPO) on our Veritone investment was $19.8 million. Our Veritone common shares are subject to a lock-up agreement that expires on August 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional information regarding our partnership with Veritone.

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

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing, enforcement and overall business. In some cases technology sources compete against us as they seek to develop and commercialize technologies. Strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our revenues, operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, during the six months ended June 30, 2018, Acacia did not obtain control of any new patent portfolios. Further, we obtained control of only one, two and three new patent portfolios during fiscal years 2017, 2016 and 2015, respectively, compared to 6 new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. As a result of these continuing industry trends, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

Operating Activities. Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues (in thousands)	$6,485	$16,457	$68,578	$25,311
New agreements executed	2	9	6	15
Licensing and enforcement programs generating revenues	5	8	6	9

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

Revenues for the six months ended June 30, 2018 and 2017 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Optical Networking technology(2)
•	Cardiology and Vascular Device technology(2)	•	Speech codes used in wireless and wireline systems technology(1)(2)
•	DisplayPort and MIPI DSI technology(2)	•	Super Resolutions Microscopy technology(1)(2)
•	Electronic Access Control technology(2)	•	Video Conferencing technology(1)
•	Innovative Display technology(2)	•	Wireless Infrastructure and User Equipment technology(1)
•	Online Auction Guarantee technology(1)(2)
__________________________
(1) 2018 period
(2) 2017 period

Summary of Results of Operations - Overview
For the Three and Six Months Ended June 30, 2018 and 2017
(In thousands, except percentage change values)

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2018	2017	Change	2018	2017	Change

Revenues	$6,485	$16,457	(61)%	$68,578	$25,311	171%
Operating costs and expenses	46,321	24,381	90%	99,444	44,811	122%
Operating loss	(39,836)	(7,924)	*	(30,866)	(19,500)	58%
Other income (expense), net	11,615	(4,862)	*	(29,275)	(4,166)	*
Loss before provision for income taxes	(28,221)	(12,786)	121%	(60,141)	(23,666)	154%
Provision for income taxes	(285)	(1,478)	(81)%	(476)	(2,719)	(82)%
Net loss attributable to Acacia Research Corporation	(28,427)	(14,252)	99%	(60,465)	(26,082)	132%
* Percentage change in excess of 200%

Overview - Three months ended June 30, 2018 compared with the three months ended June 30, 2017

•
Revenues decreased $10.0 million to $6.5 million for the three months ended June 30, 2018, as compared to $16.5 million in the comparable prior year quarter, due primarily to a decrease in the number of agreements executed during the quarter. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Loss before provision for income taxes was $28.2 million for the three months ended June 30, 2018, as compared to $12.8 million for the three months ended June 30, 2017. The net change was primarily comprised of the change in revenues described above, an $11.3 million unrealized gain for the three months ended June 30, 2018 as compared to a $12.7 million unrealized loss for the comparable prior year period on our equity investment in Veritone, and other changes in operating expenses as follows:

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $5.2 million, primarily due to the decrease in related revenues for the periods.

•
Litigation and licensing expenses-patents decreased $2.0 million, or 48%, to $2.1 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and a continued overall decrease in portfolio related enforcement activities. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
General and administrative expenses, excluding non-cash stock compensation, increased $645,000 or 12%, to $5.9 million, due primarily to an increase in corporate, general and administrative costs related to the 2018 proxy contest, which was partially offset by a reduction in employee related severance costs.

•
Net non-cash stock compensation expense decreased $281,000, or 19%, due primarily to second quarter 2017 non-cash stock compensation expense including amounts related to the August 2016 grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period. Excluding non-cash stock compensation related to the Profits Interest, non-cash stock compensation expense decreased $928,000, or 64%.

•
During the three months ended June 30, 2018, Acacia recorded impairment of patent-related intangible asset charges of $28.2 million. The impairment charges were realized in the period due to a reduction in expected estimated future net cash flows for certain patent portfolios. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of June 30, 2018.

Overview - Six months ended June 30, 2018 compared with the six months ended June 30, 2017

•
Revenues increased $43.3 million to $68.6 million for the six months ended June 30, 2018, as compared to $25.3 million in the comparable prior year period, due primarily to an increase in the average revenue per agreement executed during the 2018 period. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Loss before provision for income taxes was $60.1 million for the six months ended June 30, 2018, as compared to $23.7 million for the six months ended June 30, 2017. The net change was primarily comprised of the change in revenues described above, a $17.1 million increase in the unrealized loss on our equity investment in Veritone and other changes in operating expenses as follows:

•	Inventor royalties, contingent legal fees and other costs of revenue, on a combined basis, increased $35.0 million primarily due to the increase in related revenues for the periods.

•
Litigation and licensing expenses-patents decreased $5.6 million, or 54%, to $4.9 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and a continued overall decrease in portfolio related enforcement activities. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
General and administrative expenses, excluding non-cash stock compensation, increased $260,000 or 3%, to $10.3 million due primarily to increase in corporate, general and administrative costs related to the 2018 proxy contest, which was partially offset by a reduction in employee related personnel and severance costs.

•
Net non-cash stock compensation expense decreased $3.4 million or 95%, primarily due to the first and second quarter 2017 non-cash stock compensation expense including amounts related to the August 2016 grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period. Excluding non-cash stock compensation related to the Profits Interest, non-cash stock compensation expense decreased $2.3 million, or 66%.

•	During the six months ended June 30, 2018, we recorded impairment of patent-related intangible asset charges of $28.2 million, as described above.

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

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our licensing, enforcement and overall business. In some cases,technology sources compete against us as they seek to develop and commercialize technologies. Strategies employed by potential partners may reduce the number of technology sources and potential clients to whom we can market our solutions. If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our revenues, operating results, financial condition and ability to maintain our licensing and enforcement business.

For example, during the six months ended June 30, 2018, we did not obtain control of any new patent portfolios. During fiscal year 2017, 2016 and 2015, we obtained control of only one, two and three, respectively, new patent portfolios, compared to six new patent portfolios, and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. This decrease in our patent portfolio intake also reflects in part industry trends impacting our ability to acquire patent portfolios. For example, legislative and legal changes have increased the complexity of patent enforcement actions and may significantly affect the market availability of suitable patent portfolios for acquisition. These industry trends have continued, and as a result, our recent and future patent portfolio intake has been and may continue to be negatively impacted, resulting in further decreases in future revenue generating opportunities, and continued negative adverse impacts on the sustainability of our licensing and enforcement business. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have three pending patent infringement case with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts.

Litigation and Licensing Expense. We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized elsewhere herein, and in connection with future trial dates and enforcement activities. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

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

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Balance Sheets:
Accounts receivable	$153	$4,542	$4,695
Royalties and contingent legal fees payable	1,601	1,728	3,329
Accumulated deficit	(320,018)	2,506	(317,512)
Noncontrolling interests	1,358	308	1,666

The impact of the adoption of the new accounting standard on the consolidated balance sheet and statement of operations was as follows (in thousands):

	Balance as Reported	Balance Before ASC 606 Adoption	Effect of Change
Balance Sheets:
Accounts receivable	$5,629	$3,599	$2,030
Royalties and contingent legal fees payable	4,765	3,953	812

Statements of Operations:
Revenues	$68,578	$66,548	$2,030
Inventor royalties	22,985	22,287	698
Contingent legal fees	16,796	16,682	114

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

Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which we have the ability to exercise significant influence, are accounted for using the equity method of accounting. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity's common stock. An investment in preferred stock with substantive liquidation preferences over common stock, are not substantially similar to the common stock, and therefore is not considerer in-substance common stock. A liquidation preference is substantive if the investment has a stated liquidation preference that is significant, from a fair value perspective, in relation to the purchase price of the investment. A liquidation preference in an investee that has sufficient subordinated equity from a fair value perspective is substantive because, in the event of liquidation, the investment will not participate in substantially all of the investee's losses. Investments in preferred stock with substantive liquidation preferences, and therefore not deemed to be in-substance common stock, are accounted for at cost (subject to impairment considerations, if any), as adjusted for the impact of changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

Valuation of Long-lived and Intangible Assets

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

For the three and six months ended June 30, 2018, we recorded $28.2 million of patent portfolio impairment charges. The impairment charges were recorded in the periods due to developments in the ongoing litigation. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date. Estimated fair value was determined based on estimates of future cash flows and estimates of probabilities of realization given the ongoing litigation.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenues and Pretax Net Loss

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%

Revenues (in thousands, except percentage change values)	$6,485	$16,457	$(9,972)	(61)%	$68,578	$25,311	$43,267	171%
New agreements executed	2	9			6	15

Two licensees individually accounted for 48% and 42% of revenues recognized during the three months ended June 30, 2018, and one licensee accounted for 87% of revenues recognized during the six months ended June 30, 2018. One licensee accounted for 85% of revenues recognized during the three months ended June 30, 2017 and two licensees accounted for 55% and 26% of revenues recognized during the six months ended June 30, 2017.

For the periods presented herein, a portion of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. We continue to experience significant adverse challenges with respect to our patent intake efforts, and if these adverse challenges continue, our licensing and enforcement revenues will continue to decline and we will be unable to profitably sustain our licensing and enforcement business going forward.

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentage change values)
Loss before provision for income taxes	$(28,221)	$(12,786)	$(15,435)	121%	$(60,141)	$(23,666)	$(36,475)	(154)%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 vs. 2017%		2018 vs. 2017%
	(in thousands, except percentage values)
Increase (decrease) in revenues	$(9,972)	65%	$43,267	(119)%
(Increase) decrease in inventor royalties, contingent legal fees and other	5,231	(34)%	(34,979)	96%
(Increase) decrease in general and administrative expenses	(645)	4%	(260)	1%
Decrease in non-cash stock compensation expenses	281	(2)%	3,433	(9)%
Decrease in litigation and licensing expenses	2,004	(13)%	5,645	(15)%
Decrease in patent amortization expenses	293	(2)%	478	(1)%
Increase in patent-related impairment charges and other	(29,210)	189%	(29,210)	80%
Change in unrealized gain (loss) on investment	16,758	(108)%	(24,339)	68%
Other	(175)	1%	(510)	1%
Total change in loss before provision for income taxes	$(15,435)	100%	$(36,475)	102%

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentage change values)
Inventor royalties	$1,241	$4,273	$(3,032)	(71)%	$22,985	$4,939	$18,046	*
Contingent legal fees	$1,037	$3,236	$(2,199)	(68)%	$16,796	$3,863	$12,933	*
Other	$—	$—	$—	—%	$4,000	$—	$4,000	*
* Percentage change in excess of 200%

Inventor Royalties, Contingent Legal Fees Expense and Other.  Inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Other operating expenses for the six months ended June 30, 2018 also included $4.0 million in other direct cost of revenues related to rights acquired and licensed in the first quarter of 2018. A summary of the main drivers of the change in inventor royalties expense and contingent legal fees expense for the comparable periods presented, using the current year period as the base period, is as follows (in thousands, except percentage values):

	Three Months Ended June 30,	%	Six Months Ended June 30,	%
	2018 vs. 2017		2018 vs. 2017
Inventor Royalties:
(Decrease) increase in total revenues	$(3,657)	121%	$15,188	84%
Increase in inventor royalty rates	625	(21)%	2,858	16%
Total change in inventor royalties expense	$(3,032)	100%	$18,046	100%

	Three Months Ended June 30,	%	Six Months Ended June 30,	%
	2018 vs. 2017		2018 vs. 2017
Contingent Legal Fees:
(Decrease) increase in total revenues	$(1,688)	77%	$10,712	83%
(Decrease) increase in contingent legal fee rates	(511)	23%	2,221	17%
Total change in contingent legal fees expense	$(2,199)	100%	$12,933	100%

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$2,130	$4,134	$(2,004)	(48)%	$4,875	$10,520	$(5,645)	(54)%
Amortization of patents	$5,278	$5,571	$(293)	(5)%	$10,608	$11,086	$(478)	(4)%
Impairment of patent-related intangible and other assets	$29,210	$—	$29,210	100%	$29,210	$—	$29,210	100%

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents decreased for the periods presented due to a net decrease in litigation support, patent prosecution and litigation expenses associated with ongoing licensing and enforcement programs and a continued overall decrease in portfolio related enforcement activities. We expect patent-related legal expenses to continue to decrease in relation to the applicable comparable prior periods based upon the overall decrease in portfolio related enforcement activities as we continue monetizing our existing patent assets. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

Impairment of Patent-Related Intangible Assets. During the three months ended June 30, 2018, Acacia recorded impairment of patent-related intangible asset charges of $28.2 million. The impairment charges were realized in the period due to a reduction in expected estimated future net cash flows for certain patents due to second quarter 2018 developments in the ongoing litigation. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of June 30, 2018. Assumptions utilized in the cash flow analysis included margins on estimated net proceeds ranging from 53% to 86% and a discount for the time value of money of zero percent, due to the relatively short time-frame associated with estimated cash flows.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	$	%	2018	2017	$	%

General and administrative expenses	$5,892	$5,247	$645	12%	$10,295	$10,035	$260	3%
Non-cash stock compensation expense - G&A	521	1,449	(928)	(64)%	1,225	3,561	(2,336)	(66)%
Non-cash stock compensation expense - Profits Interests	$685	$38	$647	>100%	$(1,043)	$54	$(1,097)	>100%
Total general and administrative expenses	$7,098	$6,734	$364	5%	$10,477	$13,650	$(3,173)	(23)%

General and Administrative Expenses.  A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (in thousands, except percentage values):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 vs. 2017%		2018 vs. 2017%

Personnel cost reductions due to headcount reductions	$(135)	(37)%	$(719)	23%
Variable performance-based compensation costs	(129)	(35)%	582	(18)%
Corporate, general and administrative costs	1,967	540%	1,792	(56)%
Non-cash stock compensation expense	(282)	(77)%	(3,434)	108%
Non-recurring employee severance costs	(1,057)	(291)%	(1,394)	43%
Total change in general and administrative expenses	$364	100%	$(3,173)	100%

The decrease in non-cash stock compensation expense - G&A for the periods presented was primarily due to inclusion in the prior period of expenses related to the August 2016 grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period. The fluctuation in our Profits Interests related non-cash stock compensation expense was due to a fluctuations in the estimated fair value of our Profits Interests, as a result of the changes in Veritone's stock price during the reporting periods. Profits Interests are classified as liability awards, which are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled, with changes in fair value reflected in the statement of operations each period.

Other Operating Income (Expense)

Change in Fair Value of Investment, net. Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value, primarily based on changes in Veritone's stock price, reflected in the statement of operations each period. Results for the three months ended June 30, 2018 included an unrealized gain on our investment in Veritone totaling $11.3 million. Results for the six months ended June 30, 2018 included an unrealized loss on our investment in Veritone totaling $29.8 million.

Results for the three and six months ended June 30, 2017 included a net unrealized loss totaling $5.4 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million, an unrealized gain on the exercise of our Primary Warrant of $4.6 million and an unrealized loss related to the application of the fair value method of accounting as of June 30, 2017 of $12.7 million. At June 30, 2018, the cumulative net unrealized gain (since the IPO) on our Veritone investment was $19.8 million.

Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Provision for income taxes (in thousands)	$(285)	$(1,478)	$(476)	$(2,719)
Effective tax rate	(1)%	(12)%	(1)%	(11)%

Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least August 2019 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $134.8 million at June 30, 2018, compared to $136.6 million at December 31, 2017.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended June 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$9,631	$(5,327)
Investing activities	(41,495)	(71,119)
Financing activities	(4,590)	614

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2018 increased 83% to $67.8 million, as compared to $37.1 million in the comparable 2017 period, due to an increase in revenues and the net impact of the timing of cash receipts from licensees. Cash outflows from operations for the six months ended June 30, 2018 increased 37% to $58.1 million, as compared to $42.4 million in the comparable 2017 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Six Months Ended June 30,
	2018	2017

Investments in Investees	$(7,000)	$(31,514)
Advances to Investee	—	(4,000)
Available-for-sale investments, net (cash management activities)	(34,495)	(35,605)
Net cash used in investing activities	$(41,495)	$(71,119)

•
    Partnership with Miso Robotics, Inc. In June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics, increasing our fully diluted ownership interest to approximately 30% as of June 30, 2018.

•
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

Cash Flows from Financing Activities - Repurchases of Common Stock. In February 2018, our Board of Directors authorized the repurchase of up to $20,000,000 of our outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by our Board of Directors at its discretion (the “Stock Repurchase Program”). In determining whether or not to repurchase any shares of our common stock, our Board of Directors considers such factors as the impact of the repurchase on our cash position, as well as our capital needs and whether there is a better alternative use of our capital. We have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Repurchases to date were made in the open market in compliance with applicable Securities and Exchange Commission rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Monthly stock repurchases for the periods presented, all of which were purchased as part of a publicly announced plan or program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration

May 1, 2018- May 30, 2018	1,190,420	$3.89	$15,366,000	February 28, 2019
Totals for 2018	1,190,420	$3.89

Working Capital

Working capital at June 30, 2018 increased to $130.4 million, compared to $130.1 million at December 31, 2017. Consolidated accounts receivable from licensees increased to $5.6 million at June 30, 2018, compared to $153,000 at December 31, 2017. Consolidated royalties and contingent legal fees payable increased to $4.8 million at June 30, 2018, compared to $1.6 million at December 31, 2017.

The majority of royalties and contingent legal fees payable are scheduled to be paid in the third and fourth quarter of 2018, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of June 30, 2018 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating leases, net of guaranteed sublease income	$1,936	$552	$1,384	$—
Severance related payments	$2,211	$2,211	$—	$—
Total	$4,147	$2,763	$1,384	$—

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

Investment Risk. We are exposed to investment risks related to changes in the underlying financial condition of certain of our partnerships with high-growth and potentially disruptive technology companies, and our related equity investments in these companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. As of June 30, 2018, the carrying value of our common stock and warrants in public and private companies was $83.2 million. We record our common stock and warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $75.0 million of our non-current investments as of June 30, 2018. A hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $7.9 million in the fair value of our equity and equity warrant investments in Veritone. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable for our private company equity investments.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation and under the supervision of our president and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report.
Based on that evaluation, our president and our chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2018) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Date:     August 9, 2018

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