Form 10-Q
period 2018-09-30
ACACIA RESEARCH CORP
filed 2018-11-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 1-37721
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

As of November 6, 2018, 49,639,319 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$109,562	$136,604
Short-term investments - debt securities	30,837	—
Short-term investments - equity securities	3,011	—
Accounts receivable	10,572	153
Prepaid expenses and other current assets	3,121	2,938
Total current assets	157,103	139,695

Investment at fair value (Note 5)	36,648	104,754
Other investments (Note 5)	8,195	2,195
Patents, net of accumulated amortization	18,147	61,917
Other assets	183	207
	$220,276	$308,768

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,067	$7,956
Royalties and contingent legal fees payable	7,193	1,601
Total current liabilities	16,260	9,557
Other liabilities	1,874	3,552
Total liabilities	18,134	13,109
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,639,319 and 50,639,926 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	50	51
Treasury stock, at cost, 2,919,828 and 1,729,408 shares as of September 30, 2018 and December 31, 2017, respectively	(39,272)	(34,640)
Additional paid-in capital	650,814	648,996
Accumulated comprehensive loss	(122)	(88)
Accumulated deficit	(411,172)	(320,018)
Total Acacia Research Corporation stockholders’ equity	200,298	294,301
Noncontrolling interests	1,844	1,358
Total stockholders’ equity	202,142	295,659
	$220,276	$308,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues	$13,725	$36,633	$82,303	$61,944
Operating costs and expenses:
Cost of revenues:
Inventor royalties	1,181	—	24,166	4,939
Contingent legal fees	2,949	12,173	19,745	16,036
Other patent acquisition costs	—	—	4,000	—
Litigation and licensing expenses - patents	1,231	4,073	6,106	14,593
Amortization of patents	4,952	5,625	15,560	16,711
General and administrative expenses(1)	6,089	12,715	16,566	26,365
Other - business development	84	241	577	994
Impairment of patent-related intangible and other assets	—	2,248	29,210	2,248
Other expenses	2,202	—	2,202	—
Total operating costs and expenses	18,688	37,075	118,132	81,886
Operating loss	(4,963)	(442)	(35,829)	(19,942)

Other income (expense):
Gain on conversion of loans and accrued interest (Note 5)	—	—	—	2,671
Gain on exercise of Primary Warrant (Note 5)	—	—	—	4,616
Change in fair value of investment, net (Note 5)	(22,377)	158,979	(52,127)	146,281
Loss on sale of investment (Note 5)	(5,539)	—	(5,539)	—
Equity in losses of investee (Note 5)	—	(116)	—	(130)
Interest income and other	321	164	796	1,423
Total other income (expense)	(27,595)	159,027	(56,870)	154,861
Income (loss) before provision for income taxes	(32,558)	158,585	(92,699)	134,919
Provision for income taxes	(306)	(216)	(782)	(2,935)
Net income (loss) including noncontrolling interests in subsidiaries	(32,864)	158,369	(93,481)	131,984
Net (income) loss attributable to noncontrolling interests in subsidiaries	(331)	96	(179)	399
Net income (loss) attributable to Acacia Research Corporation	$(33,195)	$158,465	$(93,660)	$132,383

Net income (loss) attributable to common stockholders - basic	$(33,195)	$158,326	$(93,660)	$132,142
Net income (loss) attributable to common stockholders - diluted	$(33,195)	$158,326	$(93,660)	$132,143
Basic net income (loss) per common share	$(0.67)	$3.13	$(1.87)	$2.62
Diluted net income (loss) per common share	$(0.67)	$3.13	$(1.87)	$2.61
Weighted average number of shares outstanding - basic	49,557,748	50,554,234	50,080,234	50,462,990
Weighted average number of shares outstanding - diluted	49,557,748	50,599,974	50,080,234	50,684,725
____________________________________________
(1) General and administrative expenses were comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
General and administrative expenses	$6,099	$3,262	$16,394	$13,297
Non-cash stock compensation expense - G&A	566	1,272	1,791	4,833
Non-cash stock compensation expense - Profits Interests (Note 7)	(576)	8,181	(1,619)	8,235
Total general and administrative expenses	$6,089	$12,715	$16,566	$26,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income (loss) including noncontrolling interests	$(32,864)	$158,369	$(93,481)	$131,984
Other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax of $0	85	15	75	20
Unrealized gain (loss) on foreign currency translation, net of tax of $0	(5)	9	(109)	18
Total other comprehensive income (loss)	(32,784)	158,393	(93,515)	132,022
Comprehensive (income) loss attributable to noncontrolling interests	(331)	96	(179)	399
Comprehensive income (loss) attributable to Acacia Research Corporation	$(33,115)	$158,489	$(93,694)	$132,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$(93,481)	$131,984
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Gain on conversion of loans and accrued interest(1)	—	(2,671)
Gain on exercise of Primary Warrant(1)	—	(4,616)
Change in fair value of investment, net(1)	52,127	(146,281)
Loss on sale of investment(1)	5,539	—
Depreciation and amortization	15,582	16,780
Non-cash stock compensation	172	13,068
Impairment of patent-related intangible and other assets	29,210	2,248
Other	(506)	(473)
Changes in assets and liabilities:
Accounts receivable	(5,877)	26,450
Prepaid expenses and other assets	(183)	(874)
Accounts payable and accrued expenses	1,052	(6,608)
Royalties and contingent legal fees payable	3,864	5,916
Net cash provided by operating activities	7,499	34,923

Cash flows from investing activities:
Sale of investment (1)	10,440	—
Investments in Investees (1)	(7,000)	(31,514)
Advances to Investee (1)	—	(4,000)
Purchases of available-for-sale investments	(65,883)	(424,945)
Maturities and sales of available-for-sale investments	32,508	386,920
Net cash used in investing activities	(29,935)	(73,539)

Cash flows from financing activities:
Repurchase of common stock	(4,634)	—
Repurchased restricted common stock	(229)	(35)
Proceeds from exercises of stock options	257	680
Net cash provided by (used in) financing activities	(4,606)	645

Decrease in cash and cash equivalents	(27,042)	(37,971)
Cash and cash equivalents, beginning	136,604	139,052
Cash and cash equivalents, ending	$109,562	$101,081

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

During the nine months ended September 30, 2018, Acacia did not obtain control of any new patent portfolios. During fiscal year 2017 Acacia obtained control of one new patent portfolio. In fiscal year 2016, Acacia obtained control of two new patent portfolios, compared to three new patent portfolios, and six new patent portfolios in fiscal years 2015 and 2014, respectively.

Basis of Presentation.  The accompanying condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC.  The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2018, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

at the point in time at which the IP Rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia (“Paid-up Revenue Agreements”). Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio ("Other Settlements"). IP Rights granted included the following, as applicable:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised IP Rights are inputs and (ii) the Company's promise to transfer each individual IP right described above to the customer is not separately identifiable from other promises to transfer IP Rights in the contract.

Since the promised IP Rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. Acacia's subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. Acacia’s operating subsidiaries have no further obligation with respect to the grant of IP Rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services.  The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the IP Rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts with 30-90 days of execution of the contract, or the end of the quarter in which the sale or usage occurs for Recurring Revenue Agreements. Contractual payments made by licensees are generally non-refundable.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues were comprised of the following for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Paid-up Revenue Agreements	$7,250	$35,300	$70,496	$57,460
Recurring Revenue Agreements	3,005	1,333	8,337	4,484
Other Settlements	3,470	—	3,470	—
	$13,725	$36,633	$82,303	$61,944

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs.  These costs are included under the caption “Cost of revenues” in the accompanying condensed consolidated statements of operations. Cost of revenues for the nine months ended September 30, 2018 included $4.0 million of costs to acquire certain patent rights related to revenues recognized in the period.

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

Concentrations. Three licensees individually accounted for 44%, 25% and 17% of revenues recognized during the three months ended September 30, 2018, and one licensee accounted for 73% of revenues recognized during the nine months ended September 30, 2018. One licensee accounted for 96% of revenues recognized during the three months ended September 30, 2017 and three licensees accounted for 57%, 23% and 10% of revenues recognized during the nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, 61% and 15%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and nine months ended September 30, 2017,

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3% and 39%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations. Three licensees individually represented approximately 57%, 22% and 12% of accounts receivable at September 30, 2018. One licensee individually represented approximately 100% of accounts receivable at December 31, 2017.

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

	Level 1	Level 2	Level 3
Assets as of September 30, 2018:
Short-term investments - debt securities	$30,837	$—	$—
Short-term investments - equity securities	3,011	—	—
Investment at fair value - warrants (Note 5)	—	—	4,110
Investment at fair value - common stock (Note 5)(1)	32,538	—	—
Total recurring fair value measurements	$66,386	$—	$4,110
Assets as of December 31, 2017:
Investment at fair value (Note 5)(1)	$—	$—	$104,754

Liabilities as of September 30, 2018:
Profits interest units	$—	$—	$1,422
Liabilities as of December 31, 2017:
Profits interest units	$—	$—	$3,041

____________________

(1)
As of December 31, 2017, the Company's shares of common stock of Veritone Inc. ("Veritone") were subject to a lock-up agreement that expired on February 15, 2018 and measured at fair value using level 3 inputs. As of March 31, 2018 and September 30, 2018, the Company's shares of Veritone common stock were not subject to a lock-up agreement and measured at fair value using level 1 inputs. At June 30, 2018, the Company's shares of Veritone common stock were subject to a lock-up agreement that expired on August 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A reconciliation of the activity for fair value measurements categorized within Level 1 and Level 3 for the nine months ended September 30, 2018 is as follows (in thousands):

	Investment at Fair Value			Other Liabilities
	Common Stock	Warrants	Total	Profits Interest Units
Opening balance as of January 1, 2018	$90,795	$13,959	$104,754	$3,041
Total gains and losses included in earnings for the period(1)
Non-cash stock compensation expense - Profits Interests	—	—	—	(1,619)
Change in fair value of investment, net	(42,278)	(9,849)	(52,127)	—
Realized loss on sale	(5,539)	—	(5,539)	—
Purchases, issues, sales and settlements	(10,440)	—	(10,440)	—
Transfers to Level 1	(32,538)	—	(32,538)	—
Total recurring fair value measurements(1)	$—	$4,110	$4,110	$1,422
____________________
(1) All gains and losses included in earnings for the period presented relate to assets and liabilities held as of September 30, 2018 or December 31, 2017.

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

Profits Interest Units (“Units”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The Units vest as described in Note 7, and therefore, the vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period, and will continue to be fully recognized for any changes in fair value, until the Units are settled. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service. At each reporting date, the value of the Units that are subject to the purchase option will be the measured at the fair value on the termination date. Non-cash stock compensation expense related to the Units is reflected in general and administrative expense in the accompanying condensed consolidated statements of operations.

Treasury Stock. Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital, and reflected as Treasury Stock on the condensed consolidated balance sheets.

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

Short-term Investments.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments, unless there are indications that such investments may not be readily sold in the short-term. The fair values of these investments approximate their carrying values. For the applicable periods presented, all of Acacia’s short-term

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

investments were classified as available-for-sale, which are reported at fair value on a recurring basis using significant observable inputs (Level 1). Unrealized gains and losses due to the change in the fair value of our debt securities are recorded as a separate component of other comprehensive income (loss) in stockholders’ equity until realized. Unrealized gains and losses due to the change in the fair value of our equity securities are recorded in the statement of operations in other income (expense). Realized gains and losses are recorded in the statements of operations in other income (expense). Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in other income (expense).

Short-term marketable securities for the periods presented were comprised of the following (in thousands):

		Gross Unrealized		Gross Realized
Security Type	Cost	Gains	Losses	Gains	Losses	Fair Value
September 30, 2018:
U.S. government fixed income securities (Maturity dates in 2018)	$30,843	$—	$(6)	$—	$—	$30,837
Equity securities	2,930		—	81	—	3,011
	$33,773	$—	$(6)	$81	$—	$33,848

Patents.  Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or obtained in connection with business combinations. Patent costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to five years.

Investments at Fair Value. On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants).

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s effective tax rates were 1% and 1% for the three and nine months ended September 30, 2018, respectively and 0% and 2% for the three and nine months ended September 30, 2017, respectively. Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded a full valuation allowance against our net deferred tax assets as of September 30, 2018 and 2017. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEC or the IRS. Further, there may be other material adverse effects resulting from the legislation that we have not yet identified. No estimated tax provision has been recorded for tax attributes that are incomplete or subject to change.

3.  INCOME (LOSS) PER SHARE

The Company computes net income (loss) attributable to common stockholders using the two-class method required for capital structures that include participating securities. Under the two-class method, securities that participate in non-forfeitable dividends, such as the Company’s outstanding unvested restricted stock, are considered “participating securities.” The following table presents the weighted-average number of shares of common stock outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	49,557,748	50,554,234	50,080,234	50,462,990
Potentially dilutive options and restricted stock units	—	45,740	—	221,735
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	49,557,748	50,599,974	50,080,234	50,684,725
Basic net income (loss) per common share	$(0.67)	$3.13	$(1.87)	$2.62
Diluted net income (loss) per common share	$(0.67)	$3.13	$(1.87)	$2.61
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	3,518,070	6,029,156	3,549,770	4,618,618
Maximum price of awards excluded from the computation of diluted loss per share	$6.75	$6.75	$6.75	$6.75

4.  PATENTS

Acacia’s only identifiable intangible assets at September 30, 2018 and December 31, 2017 are patents and patent rights. Patent-related accumulated amortization totaled $425,990,000 and $382,220,000 as of September 30, 2018 and December 31, 2017, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from one to five years. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately two years.

The following table presents the scheduled annual aggregate amortization expense as of September 30, 2018 (in thousands):

For the years ending December 31,
Remainder of 2018	$3,215
2019	10,876
2020	1,682
2021	822
2022	817
Thereafter	735
$18,147

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. INVESTMENTS

Investment at Fair Value
Veritone Investment Agreement. On August 15, 2016, Acacia entered into an Investment Agreement with Veritone which provided for Acacia to invest up to $50 million in Veritone, consisting of both debt and equity components. Pursuant to the Investment Agreement, on August 15, 2016, Acacia entered into a secured convertible promissory note with Veritone (the “Veritone Loans”), which permitted Veritone to borrow up to $20 million through two $10 million advances, each bearing interest at the rate of 6.0% per annum (included in Other Income (Expense) in the condensed consolidated statements of operations). On August 15, 2016, Acacia funded the initial $10 million loan (the “First Loan”). On November 25, 2016, Acacia funded the second $10 million loan (the “Second Loan”). The First Loan and the Second Loan were due and payable on November 25, 2017. In conjunction with the First Loan and Second Loan, Veritone issued Acacia a total of three four-year $700,000 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.6088 per share. Upon Veritone’s consummation of its public offering of its common stock on May 17, 2017 (“IPO”), all outstanding principal and accrued interest under the Veritone Loans, totaling $20.7 million, automatically converted into 1,523,746 shares of Veritone’s common stock based on a conversion price of $13.6088 per share.
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

All share amounts above have been adjusted to reflect a 0.6-for-1 reverse stock split of Veritone’s common stock, which was effected by Veritone in April 2017. The Company's shares of Veritone common stock and the shares of Veritone common stock underlying the warrants were subject to a lock-up agreement that expired on August 15, 2018, subsequent to which the shares may be sold pursuant to Rule 144, subject to volume limitations and Rule 144 filing requirements, as well as other restrictions under applicable securities laws. All of the Veritone common stock held by Acacia was unregistered as of the issue date and as of September 30, 2018. On October 5, 2018, a registration statement on Form S-3 registering all of Acacia’s shares of Veritone common stock was declared effective by the SEC.

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

Prior to conversion, the Loans and the related common stock purchase warrants and Veritone Shares were accounted for as separate units of account based on the relative estimated fair values of the separate units as of the effective date of the

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

respective transactions, with the face amount of the loans allocated to (1) the Loans, which were accounted for as long-term loan receivables and (2) the common stock purchase warrants and Veritone Shares. The estimated relative fair value allocation was determined using a Monte Carlo simulation model. Key inputs to the model included the estimated value of Veritone’s equity on the effective date of the transactions, related volatility of equity assumptions, discounts for lack of marketability, assumptions related to liquidity scenarios, and assumptions related to recovery scenarios on the Loans. Assumptions used in connection with estimating the relative fair values included: (1) volatility ranging from 40% to 50%, (2) financing probabilities ranging from 25% to 75%, (3) marketability discount of 7% and (4) 100% investment recovery assumption. The loan discount, representing the difference between the face amount of the Loans and the relative fair value allocated to the Loans, was accreted over the expected life of the Loans, using the effective interest method, with the related interest amounts reflected in other income (expense) in the condensed consolidated statements of operations. Interest income for the nine months ended September 30, 2017 was $1.1 million, including accretion of the loan discount of $630,000. The effective yield on the Loans for the nine months ended September 30, 2017 ranged from 9% to 53%.
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
On August 23, 2018, Acacia sold 1 million shares of Veritone common stock at $10.44 per share and recorded a realized loss of $5.5 million. As of September 30, 2018, Acacia’s ownership interest in Veritone, on a fully-diluted basis, was approximately 15%.
Acacia’s equity investment in shares of Veritone common stock is recorded at fair value based on the quoted market price of Veritone’s common stock on The NASDAQ Global Market on the applicable valuation date. The fair value at December 31, 2017 was adjusted for an estimated discount for lack of marketability (“DLOM”) associated with the restricted nature of the common shares as of December 31, 2017 (Level 3 input). Acacia’s investment in Veritone warrants is recorded at fair value, as adjusted for an estimated DLOM, based on the Black-Scholes option-pricing model, utilizing the following assumptions at September 30, 2018: risk-free interest rates ranging from 2.81% to 3.03%; expected terms ranging from 2 years to 9 years; volatility of 70%; and a dividend yield of zero. The DLOM for the Veritone common stock and warrants was estimated utilizing a Finnerty model with the following results and assumptions:

	Veritone Common Stock			Veritone Warrants
	IPO Date	December 31, 2017	September 30, 2018	IPO Date	December 31, 2017			September 30, 2018
Estimated DLOM applied	5.7%	5%	—	5.7%	10%			20%	-	31%
Volatility assumptions	35%	37%	—	35%	72%	-	87%	70%
Term assumptions	6 months	2 months	—	6 months	5 months			2	-	9 years
At September 30, 2018, the fair value of the 3,119,521 shares of Veritone common stock owned by Acacia totaled $32,538,000. At September 30, 2018, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $4,110,000. At September 30, 2018, the cumulative net realized and unrealized loss (since the IPO) on our Veritone investment was $8,140,000. A 10% increase in the DLOM assumptions utilized at all applicable valuation dates would result in an approximate 13% decrease in the fair value of our investment in Veritone warrants at September 30, 2018, and a corresponding decrease in the net investment gain or loss reflected in the condensed consolidated statements of operations for the applicable period. Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the condensed consolidated statements of operations.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Summarized financial information for Veritone, presented on a three month lag basis, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Revenues	$4,168	$8,556
Gross profit	3,348	7,172
Operating expenses	17,081	34,855
Other income (expense), net	133	316
Net loss attributable to common stockholders	$(14,330)	$(27,379)

Net loss per share attributable to common stockholders - basic and diluted	$(0.88)	$(1.69)

	June 30, 2018	December 31, 2017
Current assets	$97,833	$83,805
Noncurrent assets	7,190	4,753
Total Assets	$105,023	$88,558

Current liabilities	$32,027	$27,256
Noncurrent liabilities	473	—
Total liabilities	32,500	27,256
Preferred stock	—	—
Total stockholder's equity (deficit)	72,523	61,302
Total liabilities, preferred stock and stockholders’ equity	$105,023	$88,558
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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

On June 17, 2015, Celltrace Communications Ltd. (“Celltrace”) filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud.  Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages.  Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce (the “ICC”).  Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal.  Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016.  Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses.  A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017.  The parties have conducted discovery and are submitting their cases in chief to the tribunal in a series of briefs per the tribunal’s orders.  That briefing is scheduled to conclude on December 7, 2018.  An evidentiary hearing is scheduled to take place in February 2019, and Acacia intends to continue vigorously contesting Celltrace’s allegations.

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s condensed consolidated financial position, results of operations or cash flows.
During the three and nine months ended September 30, 2018, operating expenses included expenses for settlement and contingency accruals totaling $2,202,000, net of prior accruals.

7. STOCKHOLDERS’ EQUITY

Repurchases of Common Stock. In February 2018, Acacia’s Board of Directors authorized the repurchase of up to $20,000,000 of the Company’s outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by the Board of Directors at its discretion (the “Stock Repurchase Program”). In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s Board of Directors consider such factors as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. The repurchased shares are expected to be retired. Monthly stock repurchases for the periods presented, all of which were purchased as part of a publicly announced plan or program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration

May 1, 2018- May 30, 2018	1,190,420	$3.89	$15,366,000	February 28, 2019
Totals for 2018	1,190,420	$3.89

Profits Interest Plan. On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of membership interests in AIP to certain members of management and the Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each Unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the fair value of AIP increases beyond the fair value at the issuance date of the membership interests. The membership interests are represented by Units reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones (one-third upon 150% appreciation, and the remaining two-thirds upon 300% appreciation in value of Acacia’s aggregate investment in Veritone), subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement. The Units were fully vested as of September 30, 2018.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acacia owns 60% of the membership interests in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients. As of September 30, 2018, AIP holds the Veritone 10% Warrant described in Note 5.

Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted in February 2017 pursuant to the Plan, with an aggregate grant date fair value of $722,000. The fair value of the Units totaled $1,422,000 as of September 30, 2018. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service. At each reporting date, the value of the Units that are subject to the purchase option will be the measured at the fair value on the termination date. Upon full vesting of the units in September 2017, all previously unrecognized compensation expense was immediately recognized.

The fair value of the Units is calculated at 40% of the fair value of the 10% Warrant, based on the Black-Scholes option-pricing model ("BSM"), as adjusted for an estimated DLOM, utilizing the following assumptions. For the three months ended September 30, 2018, assumptions utilized in the BSM included a term of 4 years, stock price from $10.43 - $21.60, volatility from 50% to 70%, and risk free interest rates of 2.47% - 2.88% for term of 4 years. The estimated DLOM utilized was 27% - 30%, based on assumptions including a term of approximately 4 years and a volatility of 74% - 82% for Veritone’s common stock. Volatility was estimated based on the historical volatilities of a set of comparable public companies, adjusted for leverage, over a term matching the term of the underlying warrant asset, which was approximately 4 years.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The impact of the adoption of the new accounting standard on the condensed consolidated balance sheet and statement of operations was as follows (in thousands):

	September 30, 2018
	Balance as Reported	Balance under Legacy GAAP	Effect of Change
Balance Sheets:
Accounts receivable	$10,572	$7,250	$3,322
Royalties and contingent legal fees payable	7,193	6,011	1,182

	Three Months Ended September 30, 2018
	Balance as Reported	Balance under Legacy GAAP	Effect of Change
Statements of Operations:
Revenues	$13,725	$15,798	$(2,073)
Inventor royalties	1,181	1,050	131
Contingent legal fees	2,949	3,598	(649)

	Nine Months Ended September 30, 2018
	Balance as Reported	Balance under Legacy GAAP	Effect of Change
Statements of Operations:
Revenues	$82,303	$83,583	$(1,280)
Inventor royalties	$24,166	$23,718	$448
Contingent legal fees	$19,745	$20,339	$(594)

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

Recent Accounting Pronouncements - Not Yet Adopted.

In February 2016, the FASB issued an accounting standard update which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. Management is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures and expects to adopt the new standard effective January 1, 2019.

9. SUBSEQUENT EVENTS

On October 5, 2018, a registration statement on Form S-3 registering all of Acacia’s shares of Veritone common stock was declared effective by the SEC.

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

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

We have a proven track record of licensing and enforcement success with over 1,560 license agreements executed to date, across 193 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.5 billion, and have returned more than $755 million to our patent partners.
We also identify opportunities to partner with high-growth and potentially disruptive technology companies. We leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement our primary licensing and enforcement business.

Executive Summary

Overview

Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. We continue to experience challenges in the existing patent and licensing environment, including challenges in identifying and acquiring new high-quality patent assets as discussed below. Despite these challenges, we intend to continue to invest in and monetize our existing quality patent assets. We are actively engaged and well positioned to obtain new patent portfolios. We are pursuing new attractive and viable opportunities for growth.

Partnerships. In June 2017, we partnered with Miso Robotics, Inc., or Miso Robotics, an innovative leader in robotics and Artificial Intelligence, or AI, solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics, increasing our fully diluted ownership interest to approximately 30% as of March 31, 2018. Miso Robotics will use the capital to expand its suite of collaborative, adaptable robotic kitchen assistants and to broaden applications for Miso AI, the company’s machine learning cloud platform. In addition, we also entered into an IP services agreement with Miso Robotics to help the company drive AI-based solutions for the entire restaurant industry. Our partnership with Miso Robotics represents our second partnership with companies seeking to transform the marketplace through AI.

In August 2016, we announced the formation of a partnership with Veritone, Inc., or Veritone, a cloud-based artificial intelligence technology company that is pioneering next generation search and analytics through their proprietary Cognitive Media Platform™. Upon Veritone’s consummation of its initial public offering in May 2017, or the IPO, our loans and accrued interest were automatically converted into 1,969,186 shares of Veritone common stock and we exercised certain warrants, acquiring 2,150,335 additional shares of Veritone common stock. In August 2018, we sold 1,000,000 shares at $10.44 per share. At September 30, 2018, the cumulative net realized and unrealized loss (since the IPO) on our Veritone investment was $8.1 million. Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional information regarding our partnership with Veritone.

Investments in Patent Portfolios. One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity of the current patent environment. With respect to our licensing, enforcement and overall business, neither we nor our operating subsidiaries invent new technologies or products; rather, we depend upon the identification and investment in patents, inventions and companies that own IP through our relationships with inventors, universities, research institutions, technology companies and others. If our operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then we may not be able to identify new technology-based patent opportunities for sustainable revenue and /or revenue growth.

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

For example, during the nine months ended September 30, 2018, Acacia did not obtain control of any new patent portfolios. Further, we obtained control of only one, two and three new patent portfolios during fiscal years 2017, 2016 and 2015, respectively, compared to 6 new patent portfolios and 25 new patent portfolios in fiscal years 2014 and 2013, respectively. This decrease in our patent portfolio intake reflects in part our strategic decision in 2013 to shift the focus of our operating business to serving a smaller number of customers, each having higher quality patent portfolios. As a result, our gross number of patent portfolio acquisitions has decreased significantly. Currently, we are actively engaged and well positioned to obtain new patent portfolios. We are pursuing new attractive and viable opportunities for growth.

Operating Activities. Operating activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues (in thousands)	$13,725	$36,633	$82,303	$61,944
New agreements executed	3	3	9	18
Licensing and enforcement programs generating revenues	6	7	8	13

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

Revenues for the nine months ended September 30, 2018 and 2017 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Semiconductor and Memory-Related technology(2)
•	Cardiology and Vascular Device technology(1)(2)	•	Semiconductor Testing technology(1)
•	DisplayPort and MIPI DSI technology(2)	•	Shared Memory for Multimedia Processing technology(2)
•	Electronic Access Control technology(2)	•	Speech codes used in wireless and wireline systems technology(1)(2)
•	Innovative Display technology(2)	•	Super Resolutions Microscopy technology(1)(2)
•	Online Auction Guarantee technology(1)(2)	•	Video Conferencing technology(1)(2)
•	Optical Networking technology(2)	•	Wireless Infrastructure and User Equipment technology(1)(2)
__________________________
(1) 2018 period
(2) 2017 period

Summary of Results of Operations - Overview
For the Three and Nine Months Ended September 30, 2018 and 2017
(In thousands, except percentage change values)

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2018	2017	Change	2018	2017	Change

Revenues	$13,725	$36,633	(63)%	$82,303	$61,944	33%
Operating costs and expenses	18,688	37,075	(50)%	118,132	81,886	44%
Operating loss	(4,963)	(442)	*	(35,829)	(19,942)	80%
Other income (expense), net	(27,595)	159,027	(117)%	(56,870)	154,861	(137)%
Income (loss) before provision for income taxes	(32,558)	158,585	(121)%	(92,699)	134,919	(169)%
Provision for income taxes	(306)	(216)	42%	(782)	(2,935)	(73)%
Net income (loss) attributable to Acacia Research Corporation	(33,195)	158,465	(121)%	(93,660)	132,383	(171)%
* Percentage change in excess of 200%

Overview - Three months ended September 30, 2018 compared with the three months ended September 30, 2017

•
Revenues decreased $22.9 million to $13.7 million for the three months ended September 30, 2018, as compared to $36.6 million in the comparable prior year quarter, due primarily to a decrease in the average revenue per agreement executed during the quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Loss before provision for income taxes was $32.6 million for the three months ended September 30, 2018, as compared to income before provision for income taxes of $158.6 million for the three months ended September 30, 2017. The net change was primarily comprised of the change in revenues described above, a $22.4 million unrealized loss for the three months ended September 30, 2018 as compared to a $159.0 million unrealized gain for the comparable prior year period on our equity investment in Veritone, and other changes in operating expenses as follows:

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $8.0 million, primarily due to the decrease in related revenues for the periods.

•
Litigation and licensing expenses-patents decreased $2.8 million, or 70%, to $1.2 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and a continued overall decrease in portfolio related enforcement activities. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
General and administrative expenses, excluding non-cash stock compensation, increased $2.8 million, or 87%, to $6.1 million, due primarily to an increase in corporate, general and administrative costs related to the 2018 proxy contest and employee related severance costs.

•
Net non-cash stock compensation expense decreased $9.5 million, or 100%, due to the decrease in the fair value of our Veritone related profits interest units, or Profits Interests, consistent with the decrease in the underlying Veritone stock price since June 30, 2018. In addition, the decrease was due to third quarter 2017 non-cash stock compensation expense including amounts related to the August 2016 grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period. Excluding non-cash stock compensation related to the Profits Interest, non-cash stock compensation expense decreased $706,000, or 56%.

•
During the three months ended September 30, 2017, Acacia recorded impairment of patent-related intangible asset charges of $2.2 million. The impairment charges were realized in the period due to a reduction in expected estimated future net cash flows for certain patent portfolios. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of September 30, 2017.

•	During the three months ended September 30, 2018, operating expenses included expenses for settlement and contingency accruals totaling $2.2 million.

Overview - Nine months ended September 30, 2018 compared with the nine months ended September 30, 2017

•
Revenues increased $20.4 million to $82.3 million for the nine months ended September 30, 2018, as compared to $61.9 million in the comparable prior year period, due primarily to an increase in the average revenue per agreement executed during the 2018 period. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Loss before provision for income taxes was $92.7 million for the nine months ended September 30, 2018, as compared to income before provision for income taxes of $134.9 million for the nine months ended September 30, 2017. The net change was primarily comprised of a $198.4 million increase in the unrealized loss on our equity investment in Veritone and other changes in operating expenses as follows:

•	Inventor royalties, contingent legal fees and other patent acquisition costs, on a combined basis, increased $26.9 million primarily due to the increase in related revenues for the periods.

•
Litigation and licensing expenses-patents decreased $8.5 million, or 58%, to $6.1 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and a continued overall decrease in portfolio related enforcement activities. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•
General and administrative expenses, excluding non-cash stock compensation, increased $3.1 million or 23%, to $16.4 million due primarily to increase in corporate, general and administrative costs related to the 2018 proxy contest and an increase in employee related severance costs.

•
Net non-cash stock compensation expense decreased $12.9 million, or 99%, primarily due to the decrease in the fair value of our Veritone related profits interest units, consistent with the decrease in the underlying Veritone stock price since December 31, 2017 and 2017 non-cash stock compensation expense including amounts related to the August 2016 grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period. Excluding non-cash stock compensation related to the Profits Interest, non-cash stock compensation expense decreased $3.0 million, or 63%.

•
During the nine months ended September 30, 2018, we recorded impairment of patent-related intangible asset charges of $28.2 million and other impairments of $1.0 million, as compared to $2.2 million for the prior year period.

•	During the nine months ended September 30, 2018, operating expenses included expenses for settlement and contingency accruals totaling $2.2 million.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials.  As of the date of this report, our operating subsidiaries have no pending patent infringement case with a scheduled trial date in the next six months.  Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us.  Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time.  A court may change previously scheduled trial dates.  In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control.  While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves represent the possible future revenue generating opportunities.  These future opportunities can result in varying outcomes.  In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts.

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

Revenue Recognition

In May 2014, the FASB issued a new accounting standards update addressing revenue from contracts with customers, which clarifies existing accounting literature relating to how and when a company recognizes revenue. Under the standard, we are required to recognize revenue when we transfer promised IP rights to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those IP rights. In doing so, we are required to use more judgment and make more estimates in connection with the accounting for revenue contracts with customers than under previous guidance, as described in Note 2 to the condensed consolidated financial statements contained elsewhere herein. Under the standard, (i) an entity should account for a promise to provide a customer with a “right to access” the entity’s IP as a performance obligation satisfied over time because the customer will simultaneously receive and consume the benefit from the entity’s performance of providing access to its IP as the performance occurs, and (ii) an entity’s promise to provide a customer with the “right to use” its IP is satisfied at a point in time. In addition, revenues from contracts with significant financing components should be recognized at an amount that reflects the price that a customer would have paid if the customer had paid cash for the IP rights when they transfer to the customer (i.e., adjustment for the time value of money). For sales and usage based royalties, the new standard requires us to include in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

	Balance at December 31, 2017	Adjustments Due to ASC 606	Balance at January 1, 2018
Balance Sheets:
Accounts receivable	$153	$4,542	$4,695
Royalties and contingent legal fees payable	1,601	1,728	3,329
Accumulated deficit	(320,018)	2,506	(317,512)
Noncontrolling interests	1,358	308	1,666

The impact of the adoption of the new accounting standard on the consolidated balance sheet and statement of operations was as follows (in thousands):

	September 30, 2018
	Balance as Reported	Balance under Legacy GAAP	Effect of Change
Balance Sheets:
Accounts receivable	$10,572	$7,250	$3,322
Royalties and contingent legal fees payable	7,193	6,011	1,182

	Three Months Ended September 30, 2018
	Balance as Reported	Balance under Legacy GAAP	Effect of Change
Statements of Operations:
Revenues	$13,725	$15,798	$(2,073)
Inventor royalties	1,181	1,050	131
Contingent legal fees	2,949	3,598	(649)

	Nine Months Ended September 30, 2018
	Balance as Reported	Balance under Legacy GAAP	Effect of Change
Statements of Operations:
Revenues	$82,303	$83,583	$(1,280)
Inventor royalties	$24,166	$23,718	$448
Contingent legal fees	$19,745	$20,339	$(594)

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

Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which we have the ability to exercise significant influence, are accounted for using the equity method of accounting. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity's common stock. An investment in preferred stock with substantive liquidation preferences over common stock, are not substantially similar to the common stock, and therefore is not considered in-substance common stock. A liquidation preference is substantive if the investment has a stated liquidation preference that is significant, from a fair value perspective, in relation to the purchase price of the investment. A liquidation preference in an investee that has sufficient subordinated equity from a fair value perspective is substantive because, in the event of liquidation, the investment will not participate in substantially all of the investee's losses. Investments in preferred stock with substantive liquidation preferences, and therefore not deemed to be in-substance common stock, are accounted for at cost (subject to impairment considerations, if any), as adjusted for the impact of changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

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

The fair value of subordinated equity (i.e., common stock) and preferred stock for purposes of determining whether a liquidation preference is substantive was determined utilizing an option pricing methodology, with assumptions including: volatility of 70%, risk free rate of return of 2.50% and a term of five years. A discount for lack of marketability was determined for the common stock using a Finnerty model, based on the security-specific volatilities ranging from 80% to 89%. A one percent change in the DLOM assumptions utilized to estimate the fair value of common stock would not have a material impact on the analysis.

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

For the nine months ended September 30, 2018 and 2017, we recorded $28.2 million and $2.2 million, respectively, of patent portfolio impairment charges. The impairment charges were recorded in the periods due to developments in the ongoing litigation. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date. Estimated fair value was determined based on estimates of future cash flows and estimates of probabilities of realization given the ongoing litigation.

Consolidated Results of Operations
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues and Pretax Net Income (Loss)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

Revenues (in thousands, except percentage change values)	$13,725	$36,633	$(22,908)	(63)%	$82,303	$61,944	$20,359	33%
New agreements executed	3	3			9	18

Three licensees individually accounted for 44%, 25% and 17% of revenues recognized during the three months ended September 30, 2018, and one licensee accounted for 73% of revenues recognized during the nine months ended September 30, 2018. One licensee accounted for 96% of revenues recognized during the three months ended September 30, 2017 and three licensees accounted for 57%, 23% and 10% of revenues recognized during the nine months ended September 30, 2017.

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

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentage change values)
Income (loss) before provision for income taxes	$(32,558)	$158,585	$(191,143)	(121)%	$(92,699)	$134,919	$(227,618)	169%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 vs. 2017%		2018 vs. 2017%
	(in thousands, except percentage values)
Increase (decrease) in revenues	$(22,908)	12%	$20,359	(9)%
(Increase) decrease in inventor royalties, contingent legal fees and other	8,043	(4)%	(26,936)	12%
Increase in general and administrative expenses	(2,837)	1%	(3,097)	1%
Decrease in non-cash stock compensation expenses	9,463	(5)%	12,896	(6)%
Decrease in litigation and licensing expenses	2,842	(1)%	8,487	(4)%
Decrease in patent amortization expenses	673	—%	1,151	(1)%
(Increase) decrease in patent-related impairment charges and other	2,248	(1)%	(26,962)	12%
Change in realized and unrealized gain (loss) on investment	(186,895)	97%	(211,234)	94%
Other	(1,772)	1%	(2,282)	1%
Total change in income (loss) before provision for income taxes	$(191,143)	100%	$(227,618)	100%

Cost of Revenues

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentage change values)
Inventor royalties	$1,181	$—	$1,181	100%	$24,166	$4,939	$19,227	*
Contingent legal fees	$2,949	$12,173	$(9,224)	(76)%	$19,745	$16,036	$3,709	23%
Other patent acquisition costs	$—	$—	$—	—%	$4,000	$—	$4,000	100%
* Percentage change in excess of 200%

Inventor Royalties, Contingent Legal Fees Expense and Other.  Inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Other operating expenses for the nine months ended September 30, 2018 also included $4.0 million in other direct cost of revenues related to patent rights acquired and licensed in the first quarter of 2018.

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$1,231	$4,073	$(2,842)	(70)%	$6,106	$14,593	$(8,487)	(58)%
Amortization of patents	$4,952	$5,625	$(673)	(12)%	$15,560	$16,711	$(1,151)	(7)%
Impairment of patent-related intangible and other assets	$—	$2,248	$(2,248)	(100)%	$29,210	$2,248	$26,962	*
* Percentage change in excess of 200%

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

Impairment of Patent-Related Intangible Assets. Patent portfolio impairment charges totaled $28.2 million and other impairment charges totaled $1.0 million for the nine months ended September 30, 2018. The patent impairment charges for the nine months ended September 30, 2018 were due to a reduction in expected estimated future net cash flows for certain patents due to second quarter 2018 developments in the ongoing litigation. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of June 30, 2018. Assumptions utilized in the cash flow analysis included margins on estimated net proceeds ranging from 53% to 86% and a discount for the time value of money of zero percent, due to the relatively short time-frame associated with estimated cash flows. Impairment charges of $2.2 million for the nine months ended September 30, 2017 primarily reflect reductions in expected estimated future net cash flows for certain patent portfolios that management determined it would no longer allocate resources to in future periods.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	$	%	2018	2017	$	%

General and administrative expenses	$6,099	$3,262	$2,837	87%	$16,394	$13,297	$3,097	23%
Non-cash stock compensation expense - G&A	566	1,272	(706)	(56)%	1,791	4,833	(3,042)	(63)%
Non-cash stock compensation expense - Profits Interests	$(576)	$8,181	$(8,757)	(107)%	$(1,619)	$8,235	$(9,854)	(120)%
Total general and administrative expenses	$6,089	$12,715	$(6,626)	(52)%	$16,566	$26,365	$(9,799)	(37)%

General and Administrative Expenses.  A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (in thousands, except percentage values):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 vs. 2017%		2018 vs. 2017%

Personnel cost reductions due to headcount reductions	$(99)	1%	$(818)	8%
Variable performance-based compensation costs	(332)	5%	250	(3)%
Corporate, general and administrative costs	1,366	(21)%	3,157	(32)%
Non-cash stock compensation expense	(9,463)	143%	(12,896)	132%
Non-recurring employee severance costs	1,902	(30)%	508	(6)%
Total change in general and administrative expenses	$(6,626)	100%	$(9,799)	100%

The decrease in our Profits Interests related non-cash stock compensation expense was due to a fluctuations in the estimated fair value of our Profits Interests, as a result of the changes in Veritone's stock price during the reporting periods. Profits Interests are classified as liability awards, which are measured at fair value on the grant date and re-measured each reporting period at fair value, with changes in fair value reflected in the statement of operations each period. The decrease in non-cash stock compensation expense - G&A for the periods presented was primarily due to inclusion in the prior period of expenses related to the August 2016 grant of options with market-based vesting conditions with graded vesting features, resulting in higher non-cash stock compensation expense during the earlier stages of the applicable service period.

Other Operating Income (Expense)

Change in Fair Value of Investment, net. Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value, primarily based on changes in Veritone's stock price, reflected in the statement of operations each period. Results for the three months ended September 30, 2018 included an unrealized loss on our investment in Veritone totaling $22.4 million. Results for the nine months ended September 30, 2018 included an unrealized loss on our investment in Veritone totaling $52.1 million. The three and nine months ended September 30, 2018 include a realized loss of $5.5 million from the sale of one million shares at $10.44 per share.

Results for the nine months ended September 30, 2017 included a net unrealized gain totaling $153.6 million, comprised of an unrealized gain on conversion of our loans to Veritone into equity of $2.7 million, an unrealized gain on the exercise of our Primary Warrant from Veritone of $4.6 million and an unrealized gain related to the application of the fair value method of accounting as of September 30, 2017 of $146.3 million. Unrealized gain related to the application of the fair value method of accounting for the three months ended September 30, 2017 was $159.0 million. At September 30, 2018, the cumulative net realized and unrealized loss (since the IPO) on our Veritone investment was $8.1 million.

Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Provision for income taxes (in thousands)	$(306)	$(216)	$(782)	$(2,935)
Effective tax rate	1%	—%	1%	2%

Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least November 2019 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $143.4 million at September 30, 2018, compared to $136.6 million at December 31, 2017.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended September 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$7,499	$34,923
Investing activities	(29,935)	(73,539)
Financing activities	(4,606)	645

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2018 decreased 13% to $76.6 million, as compared to $87.6 million in the comparable 2017 period, due to the net impact of the timing of cash receipts from licensees. Cash outflows from operations for the nine months ended September 30, 2018 increased 31% to $69.1 million, as compared to $52.7 million in the comparable 2017 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Nine Months Ended September 30,
	2018	2017

Sale of investment	$10,440	$—
Investments in Investees	(7,000)	(31,514)
Advances to Investee	—	(4,000)
Available-for-sale investments, net (cash management activities)	(33,375)	(38,025)
Net cash used in investing activities	$(29,935)	$(73,539)

•
    Partnership with Miso Robotics, Inc. In June 2017, we partnered with Miso Robotics, an innovative leader in robotics and AI solutions, which included an equity investment totaling $2.25 million, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics, increasing our fully diluted ownership interest to approximately 30% as of September 30, 2018.

•
    Investment in Veritone. On March 14, 2017, we entered into an additional secured convertible promissory note with Veritone, or the Veritone Bridge Loan, which permitted Veritone to borrow up to an additional $4.0 million, bearing interest at the rate of 8.0% per annum. On March 17, 2017, we funded the initial $1.0 million advance, or the First Bridge Loan. On April 14, 2017, we funded the second $1.0 million advance, or the Second Bridge Loan. All advances and accrued interest under the Veritone Bridge Loan were due and payable on November 25, 2017. In May 2017, pursuant to the terms of the Veritone Bridge Loan, we elected to make an additional advance to Veritone totaling $2.0 million, representing all principal amounts not advanced upon Veritone’s consummation of its IPO. Upon consummation of Veritone’s IPO, the outstanding principal balance and accrued interest under the Veritone Bridge Loan, totaling $4.0 million, automatically converted into 295,440 shares of Veritone’s common stock based on a conversion price of $13.6088 per share. During the nine months ended September 30, 2018, we sold one million shares of Veritone common stock at $10.44 per share.

Cash Flows from Financing Activities - Repurchases of Common Stock. In February 2018, our Board of Directors authorized the repurchase of up to $20,000,000 of our outstanding common stock, or the Stock Repurchase Program, in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by our Board of Directors at its discretion. In determining whether or not to repurchase any shares of our common stock, our Board of Directors considers such factors as the impact of the repurchase on our cash position, as well as our capital needs and whether there is a better alternative use of our capital. We have no obligation to repurchase any amount of our common stock under the Stock Repurchase Program. Repurchases to date were made in the open market in compliance with applicable Securities and Exchange Commission rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Monthly stock repurchases for the periods presented, all of which were purchased as part of a publicly announced plan or program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration

May 1, 2018- May 30, 2018	1,190,420	$3.89	$15,366,000	February 28, 2019
Totals for 2018	1,190,420	$3.89

Working Capital

Working capital at September 30, 2018 increased to $140.8 million, compared to $130.1 million at December 31, 2017. Consolidated accounts receivable from licensees increased to $10.6 million at September 30, 2018, compared to $153,000 at December 31, 2017. Consolidated royalties and contingent legal fees payable increased to $7.2 million at September 30, 2018, compared to $1.6 million at December 31, 2017.

The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2018 or the first quarter of 2019, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

Except as set forth below, we have not entered into off-balance sheet financing arrangements.  We have no long-term debt. The following table lists our known contractual obligations and future cash commitments as of September 30, 2018 (in thousands):

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years

Operating leases, net of guaranteed sublease income	$1,717	$221	$1,496	$—
Total	$1,717	$221	$1,496	$—

Recent Accounting Pronouncements

Refer to Note 8 to the condensed consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our short-term investments without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the short-term investments to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities, equity securities (refer to "Investment Risk" below) and certificates of deposit.

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

Investment Risk. We are exposed to investment risks related to changes in the underlying financial condition of certain of our partnerships with high-growth and potentially disruptive technology companies, and our related equity investments in these companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. As of September 30, 2018, the carrying value of our common stock and warrants in public and private companies was $47.9 million. We record our common stock and warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $36.6 million of our non-current investments and $3.0 million of our short-term investments as of September 30, 2018. A hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $3.9 million in the fair value of our equity and equity warrant investments in Veritone. A hypothetical 10% adverse change in the market price of our investments in common stock classified as short-term investments would have resulted in a decrease of approximately $301,000. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable for our private company equity investments.

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
Based on that evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2018) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 17, 2015, Celltrace Communications Ltd., or Celltrace, filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud.  Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages.  Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce, or the ICC.  Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal.  Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016.  Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses.  A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017.  The parties have conducted discovery and are submitting their cases in chief to the tribunal in a series of briefs per the tribunal’s orders.  That briefing is scheduled to conclude on December 7, 2018.  An evidentiary hearing is scheduled to take place in February 2019, and Acacia intends to continue vigorously contesting Celltrace’s allegations.

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT
10.1
Employment Agreement, effective August 13, 2018, by and between Acacia Research Group, LLC and Marc Booth (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

10.2
Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Clayton J. Haynes (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

10.3
Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Clayton J. Haynes (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

10.4
Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Edward J. Treska (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

10.5
Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Edward J. Treska (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	Interactive Data Files Pursuant to Rule 405 of Regulation S-T
___________________________

#	Filed herewith.

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

ACACIA RESEARCH CORPORATION

/s/ Marc Booth
By: Marc W. Booth
Chief Intellectual Property Officer
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Kirsten L. Hoover
By: Kirsten L. Hoover
Corporate Controller
(Principal Financial Officer)

Date:     November 9, 2018

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
10.1
Employment Agreement, effective August 13, 2018, by and between Acacia Research Group, LLC and Marc Booth (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

10.2
Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Clayton J. Haynes (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

10.3
Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Clayton J. Haynes (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

10.4
Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Edward J. Treska (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

10.5
Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Edward J. Treska (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721)

31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	Interactive Data Files Pursuant to Rule 405 of Regulation S-T.
___________________________

#	Filed herewith.

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