Form 10-K
period 2018-12-31
ACACIA RESEARCH CORP
filed 2019-03-15
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

  ☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number 001-37721
____________________
(Exact name of registrant as specified in its charter)

DELAWARE	95-4405754
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

120 NEWPORT CENTER DRIVE
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $203,206,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 11, 2019, 49,647,693 shares of common stock were issued and outstanding.

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
FISCAL YEAR ENDED DECEMBER 31, 2018

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

ITEM 1.  BUSINESS

General

We invest in intellectual property, or IP, and related absolute return assets and engage in the licensing and enforcement of patented technologies. We partner with inventors and patent owners, from small entities to large corporations, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, and facilitating efficiency in connection with the monetization of patent assets.

We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own. We assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries.

We have established a proven track record of licensing and enforcement success with over 1,560 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $767 million to our patent partners.

Corporate Information

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999. Our website address is www.acaciaresearch.com. Reference in this annual report to this website address does not constitute incorporation by reference of the information contained on or accessed through our website and references to our website address in this annual report are inactive textual references only. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

•	our code of conduct for chief executive officer and other senior financial officers;

•	our code of conduct for employees and directors and our fraud policy;

•	our insider trading policy; and

•	charters for our audit committee, nominating and corporate governance committee and compensation committee.

Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Patent Licensing and Enforcement Business

Patents are an important asset class worldwide. Licensing and enforcing patents requires an experienced, well-capitalized, licensing partner. We have partnered with patent owners, including individual inventors, universities, small companies and large multi-national corporations in a variety of technology sectors. These patent owners may possess limited internal resources and/or expertise to effectively address the unauthorized use of their patented technologies, or may seek to effectively and efficiently monetize their portfolio of patented technologies on an outsourced basis.

Under U.S. law, a patent owner has the right to exclude others from making, selling or using their patented invention. A third-party infringes a patent by making, offering for sale, selling, or using a patented invention without a license from the patent owner. In the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable license fees for their unauthorized use of third-party patents and will typically indiscriminately challenge any allegations of patent infringement. Inventors and patent holders without sufficient legal, financial and expert technical resources to bring and continue the pursuit of costly and complex patent infringement actions are often effectively ignored.

As a result of the common reluctance of patent infringers to negotiate and ultimately enter into a patent license for the use of patented technologies without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent infringement litigation. However, in our experience, most patent infringement litigation settles out of court at amounts that are related to the strength of the patent portfolio and the value of the invention or inventions in the infringer’s products or services. We execute agreements that grant rights in our patents to users of our patented technologies. Our agreements can be negotiated without the filing of patent litigation, or negotiated within the context of ongoing patent litigation, depending on the specific facts and circumstances.

We are a principal in the licensing and enforcement effort, with our operating subsidiaries obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright. Our relationship with patent owners drives our corporate strategy. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and then, when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.

Patent Licensing Business Model and Strategy - Overview

We have the flexibility to structure arrangements in a number of ways to address the needs and specific sets of circumstances presented by each of our unique patent partners, ranging from outright purchases to various forms of partnering arrangements.

Generally, we maintain a 100% to 200% preferred rate of return until all deployed capital and advanced operational costs are recovered by us. After recovery of these costs, the net profit revenue share with patent partner commences, if applicable.

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

•
Assessment of Economic Value - Work internally and with external experts to evaluate the use of the patented invention(s) in the relevant marketplace and assess a patent or patent portfolio's expected economic value.

•
Licensing and Enforcement - License those users wanting to utilize the patented invention with authorization. For unauthorized users of the patented invention, enter into license negotiations and, if necessary, litigation to monetize the patent based on its assessed value.

Patent Discovery. The patent process breeds, encourages and sustains innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies become core technologies in the way products and services are manufactured, sold or delivered by companies across a wide array of industries. Patent discovery involves identifying core, patented technologies that have been or are anticipated to be widely adopted by third-parties in connection with the manufacture, sale or use of products and services.

Assessment of Economic Value. Subsequent to the patent discovery process, our executives work internally and/or with external industry experts in the specific technology field, to evaluate the patented invention and its adoption and implementation in the marketplace. There are a number of factors to consider when analyzing a patent and determining a patent’s value including, (i) infringement, (ii) validity, (iii) enforceability and (iv) extent of usage.

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

Our business development efforts are geared toward maintaining those relationships and identifying and growing new relationships in order to generate new technology-based patent opportunities for sustainable revenue and /or revenue growth.

Legislative and legal changes have increased the complexity of patent enforcement actions. We believe that this provides Acacia a competitive advantage, as many patent monetization entities have either given up or failed. Furthermore, the challenging legislative environment has kept patent asset acquisition prices low.

In fiscal year 2018, Acacia experienced a number of changes in the Company's outlook and leadership. With new management in place during the year, the focus was on capturing the value of remaining portfolio assets while starting to rebuild the new business pipeline. In addition, we began to pursue other business opportunities which complement our legacy licensing and enforcement business and leverage our IP expertise, as described below.

Licensing and Enforcement. The final step in the patent licensing and enforcement process is to seek to monetize the patent portfolio by securing license agreements based on the patents use in the marketplace and estimated value. While we prefer to convince unauthorized users of our patented inventions of the value of the patented invention and secure a license agreement in a non-litigious manner, many infringers refuse to take such licenses even when confronted with substantial and persuasive evidence of infringement, validity, enforceability and significant economic value. As a result, often we must resort to litigation to demonstrate and prove infringement and ultimately induce infringers to take a license from us. We often negotiate licenses concurrently with litigation due to the fact that litigation necessitates and facilitates an information exchange that helps both sides assess the value of a patent and make informed decisions. Also, litigation eventually leads to a court’s judgment. When a court agrees with our assessment of a patent, this judgment stops recalcitrant infringers from utilizing the patented technology indefinitely, without appropriate authorization.

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

Investments

In August 2016, we entered into an investment agreement with Veritone, a cloud-based Artificial Intelligence technology company. In connection with this investment agreement, we provided a total of $53.3 million in funding. Upon Veritone’s consummation of its initial public offering on May 17, 2017, or IPO, our loans and accrued interest were automatically converted into shares of Veritone common stock, and we were issued an additional warrant to purchase additional shares of Veritone common stock as described elsewhere herein. As of December 31, 2018, the Company's investment in Veritone totaled $7.5 million.

In June 2017, we made a $2.25 million equity investment in Miso Robotics, Inc., or Miso Robotics, an innovative leader in robotics and Artificial Intelligence, or AI, solutions. The investment was part of Miso Robotics’ closing of $3.1 million in Series A funding. In addition, in February 2018, we made an additional equity investment totaling $6.0 million in the Series B financing round for Miso Robotics, increasing our fully diluted ownership interest to approximately 30%. Miso Robotics will use the capital to expand its suite of collaborative, adaptable robotic kitchen assistants and to broaden applications for Miso AI, the company’s machine learning cloud platform.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to patent portfolios with future patent expiration dates ranging from 2019 to approximately 2033, covering technologies used in a number of industries, including: transportation and automotive, telecommunications, semiconductor, consumer electronics, energy efficiency, wireless, video/imaging and medical devices.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview” for a summary of patent portfolios generating revenues for the applicable periods presented.

Competition

We encounter competition in the area of patent portfolio investment opportunities and enforcement. Existing non-practicing entities compete in acquiring rights to IP assets, and more entities may enter or leave the market in future periods.

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

Employees

As of December 31, 2018, on a consolidated basis, we had 13 full-time employees. Neither we, nor any of our subsidiaries, are a party to any collective bargaining agreement. We believe we have good relations with our employees.

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

We reported a net loss of $105.0 million (includes $59.1 million of unrealized equity investment losses), and a net income of $22.2 million (including $42.2 million of unrealized equity investment gains) for the years ended December 31, 2018 and 2017, respectively, and on a cumulative basis, we have sustained substantial losses since our inception. As of December 31, 2018, our accumulated deficit was $422.5 million. As of December 31, 2018, we had approximately $165.5 million in cash and cash equivalents and short-term investments and working capital of $170.4 million. Although we believe that our current cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months, we expect to continue incurring significant legal, general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future. Additional increases in our expenses without commensurate increases in revenues could significantly increase our operating losses. Any additional operating losses may have a material adverse effect on our stockholders’ equity and overall financial condition.

 Recent U.S. tax legislation may adversely affect our financial condition, results of operations and cash flows, including the ability to use net operating losses and certain other tax attributes.

On December 22, 2017, new tax legislation was signed into law. Among other things, it reduced the maximum federal corporate income tax rate to 21% in future periods, limited interest deductions, adopted elements of a territorial tax system, imposed a one-time transition tax (or “repatriation tax”) on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revised the rules governing net operating losses and the rules governing foreign tax credits, and introduced new anti-base erosion provisions. Many of these changes were effective immediately, without any transition periods or grandfathering for existing transactions. While some of the changes made by the tax legislation may adversely affect the Company in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury and the IRS, any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is not clear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. We continue to work with our tax advisors to determine the full impact that the recent tax legislation as a whole will have on us. We urge our investors to consult with their legal and tax advisors with respect to such legislation.

The value of the Company’s deferred tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards for financial statement purposes) was reduced by approximately $25.3 million in the fourth quarter of 2017 . We have provided for a full valuation allowance for net deferred tax assets as of December 31, 2018 and 2017, and we do not expect the change in tax law to have a material impact on our consolidated financial statements provided herein.

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

     Our consolidated cash and cash equivalents and short-term investments totaled $165.5 million and $136.6 million at December 31, 2018 and 2017, respectively. To date, we have relied primarily upon net cash flows from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations. We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Failure to effectively manage our operational changes could strain our managerial, operational and financial resources and could adversely affect our business and operating results.

Operational changes primarily relate to recent changes in our board of directors and senior management and the reductions in employee headcount across our licensing, business development and engineering functions during the two year period ended December 31, 2018.  During 2018, we announced various changes to our board of directors and senior management, including a reconstituted board of directors and the terminations of our President, our Chief Financial Officer, Senior Vice President of Finance and Treasurer and our Executive Vice President, General Counsel and Secretary.   We also announced in 2018 the appointment of our new Chief Intellectual Property Officer Marc W. Booth.  Changes in leadership and key management positions have inherent risks, and there are no assurances that any of our recent changes will not affect our financial condition.

In addition, employee headcount has been reduced as a result of a decrease in patent portfolio intake during the two year period.

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

The success of our operating subsidiaries depends in part upon their ability to retain the best legal counsel to represent them in patent enforcement litigation in order to achieve favorable outcomes from such litigation. The outcome of such litigation is uncertain, and any unfavorable outcomes may harm our financial condition.

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

Our management concluded that our internal control over financial reporting was effective as of December 31, 2018. However, there are inherent limitations on effectiveness of controls. Our management, including our chief intellectual property officer and corporate controller, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business. Refer to Item 9A. “Controls and Procedures” for additional information related to the current period.

Our equity investments are subject to risks and we may experience significant financial losses.

As described herein, in August 2016, we invested in Veritone. In connection with this investment, we entered into an investment agreement and bridge financing with Veritone, investing approximately $53.3 million in Veritone, comprised of common stock and warrants. In fiscal year 2018, we realized a loss of $19.1 million on the sale of 2,700,000 shares of Veritone common stock at a weighted average price of $7.07. As of December 31, 2018, the Company's investment in Veritone totaled $7.5 million.

In addition, in June 2017, we made a $2.25 million investment in Miso Robotics, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics.

Our equity investments are subject to a high degree of risk and could diminish our financial condition. Currently, none of our investees are profitable and have limited financial resources. The overall sustained economic uncertainty, as well as financial, operational and other difficulties encountered by certain companies in which we have equity investments increases the risk that the actual amounts realized in the future on our debt and equity investments will differ significantly from the fair values currently assigned to them. In addition, the companies in which we have equity investments may not be able to compete effectively or there may be insufficient demand for the services and products offered by these companies. These investments could also expose us to significant financial losses and may limit alternative uses of our capital resources. If our investees suffer losses, our financial condition could be materially adversely affected. In addition, applicable securities law restrictions and other factors may result in an inability to liquidate any equity components of our equity investments.

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

The markets served by our operating subsidiaries and their licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications and high-speed computing applications, as well as other applications covered by our operating subsidiaries’ IP, are based on continually evolving industry standards. In addition, the communications industry is intensely competitive and has been impacted by price erosion, rapid technological change, short product life cycles, cyclical market patterns and increasing foreign and domestic competition. Our ability to compete in the future will depend on our ability to identify and ensure compliance with evolving industry standards. This will require our continued efforts and success in acquiring new patent portfolios with licensing and enforcement opportunities. If we are unable to invest in new patented technologies and patent portfolios, or to identify and ensure compliance with evolving industry standards, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially harmed.

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

•	expenses related to, and the timing and results of, patent filings and other enforcement proceedings relating to IP rights, as more fully described in this section; and

•	new litigation or developments in current litigation and the unpredictability of litigation results or settlements or appeals.

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

      For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $3,451.91 - $4,544.46 during the 52-weeks ended December 31, 2018 and the NASDAQ Composite Index (IXIC) had a range of $6,190.17- $8,133.30 over the same period. Over the same period, our common stock fluctuated within a range of $2.75 - $4.40.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive, corporate and administrative offices are located in Newport Beach, California, where we lease approximately 2,075 square feet of office space, under a lease agreement that expires in 2019. Our primary operating subsidiary, Acacia Research Group, LLC, and its subsidiaries, are headquartered in Frisco, Texas, where we lease office space under a lease agreement that expires in 2020. Certain of our operating subsidiaries also maintain additional office space in New York and Munich, Germany. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

On June 17, 2015, Celltrace Communications Ltd., or Celltrace, filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud.  Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages.  Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce, or the ICC.  Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal.  Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016.  Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses.  A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017.  The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018.  The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019.  At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which is currently scheduled to conclude in April 2019, after which the tribunal will render a decision.  Acacia continues to vigorously contest all allegations of wrongdoing.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our common stock trades on The NASDAQ Global Select Market under the symbol “ACTG.”

Dividend Policy

On April 23, 2013, we announced that our Board of Directors approved the adoption of a cash dividend policy that called for the payment of an expected total annual cash dividend of $0.50 per common share, payable in the amount of $0.125 per share per quarter. On February 23, 2016, our Board of Directors terminated the company’s dividend policy due to a number of factors, including our financial performance, our available cash resources, our cash requirements and alternative uses of capital that our Board of Directors concluded would represent an opportunity to generate a greater return on investment for us and our stockholders.

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

Recent Sales of Unregistered Securities

None.

Stock Repurchase Program

In February 2018, our Board of Directors authorized a stock repurchase program, or the Program, to repurchase up to $20 million of our outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by the Board of Directors at its discretion. In determining whether or not to repurchase any shares of our common stock, our Board of Directors will consider such factors as the impact of the repurchase on our cash position, as well as our capital needs and whether there is a better alternative use of our capital. In fiscal year 2018, we repurchased 1,190,420 shares of common stock at an average price of $3.89 for $4,634,000. All of these shares were repurchased during the second quarter of fiscal year 2018. The Program expired on February 28, 2019.

Holders of Common Stock

On March 11, 2019, there were approximately 49 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

ITEM 6. SELECTED FINANCIAL DATA

Not required for "smaller reporting companies."

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

General

We invest in intellectual property, or IP, and related absolute return assets and engage in the licensing and enforcement of patented technologies. We partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We generate revenues and related cash flows from the granting of patent rights for the use of patented technologies that our operating subsidiaries control or own. We assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. We are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

We have a proven track record of licensing and enforcement success with over 1,560 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $767 million to our patent partners.

Our business is described more fully in Item 1. “Business,” of this annual report.

Executive Overview

For the years ended December 31, 2018 and 2017, we reported revenues of $131.5 million and $65.4 million. Cash and short-term investments totaled $165.5 million as of December 31, 2018, as compared to $136.6 million as of December 31, 2017. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. During 2018 and 2017, we also focused on cost reduction and optimization efforts, including reductions in headcount, renegotiation of certain existing arrangements, termination of certain patent licensing programs to maximize resource allocation, and reducing facilities costs.

Our team’s expertise in identifying and evaluating complex IP, and in developing and cultivating long-term business relationships, provides us a unique window into innovation and technological advancement. We are increasing our efforts to leverage our expertise and experience to create new avenues and monetize our existing IP assets, which we believe will lead to increased shareholder value. We will leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities.

Enforcement Activities. As previously reported, in March 2017, our subsidiary, Saint Lawrence Communications, LLC, or Saint Lawrence, received a jury verdict in its case against Motorola, Inc. in the United States District Court for the Eastern District of Texas, or District Court. The jury returned a verdict that five U.S. patents were valid and infringed. The jury found that the infringement was willful and returned a damages award of nearly $9.2 million for past infringement. In addition, our German subsidiary, Saint Lawrence Communications GmbH, was granted injunctions by the German court in enforcement proceedings against Motorola, Inc. In the fourth quarter of 2018, Saint Lawrence and Saint Lawrence Communications GmbH entered into an agreement with Motorola, Inc. to resolve the patent litigation.

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

Investment in Veritone. In connection with its previous investment in Veritone in August 2016, Acacia received an aggregate total of 4,119,521 shares and 1,120,432 warrants of Veritone. In fiscal year 2018, Acacia sold 2,700,000 shares of Veritone common stock at a weighted average price of $7.07 and recorded a realized loss of $19.1 million on the sale. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

Investment in Miso Robotics. In June 2017, Acacia made a $2.25 million equity investment in Miso Robotics, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Miso Robotics.

Patent Portfolio Intake. In fiscal year 2018, Acacia underwent a number of changes, including the establishment of a new IP team that is working to refill the patent portfolio intake pipeline. In addition, the Company has experienced substantial deal flow and is currently considering many late stage opportunities.

Operating activities during the periods presented included the following:

	2018	2017

Revenues (in thousands)	$131,506	$65,402
New agreements executed	12	20
Licensing and enforcement programs generating revenues - during the respective period	8	13
Licensing and enforcement programs with initial revenues	—	1
New patent portfolios	—	1
Year-end cash, cash equivalents and short-term investments	$165,463	$136,604

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

•
the willingness of prospective licensees to settle significant patent infringement cases and pay reasonable license fees for the use of our patented technology, as such infringement cases approached a court determined trial date; and

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

Summary of Results of Operations - For Fiscal Years 2018 and 2017
(In thousands, except percentage change values)

	Fiscal Year		% Change
	2018	2017	2018 vs. 2017

Revenues	$131,506	$65,402	101%
Inventor royalties and contingent legal fees	66,669	21,634	208%
Litigation and licensing expenses - patents	8,866	18,219	(51)%
Amortization expense	27,120	22,154	22%
Impairment of patent-related intangible assets	28,210	2,248	*
Other operating costs and expenses(1)	25,452	28,419	(10)%
Operating loss	(24,811)	(27,272)	(9)%
Total other income (expense)	(78,858)	51,911	(252)%
Provision for income taxes	(1,179)	(2,955)	(60)%
Net (income) loss attributable to noncontrolling interests in subsidiaries	(181)	496	(136)%
Net income (loss) attributable to Acacia Research Corporation	(105,029)	22,180	*

____________________________________
* Percentage change in excess of 300%
(1) Includes non-cash stock compensation charges (credits) of $(317,000) and $8.9 million in fiscal years 2018 and 2017, respectively, included in general and administrative expense in the consolidated statements of operations.

Overview - Fiscal Year 2018 compared with Fiscal Year 2017

•
Revenues increased $66.1 million, or 101% to $131.5 million, due primarily to an increase in average revenue per agreement. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Loss before provision for income taxes was $103.7 million for fiscal year 2018, as compared to income before provision for income taxes of $24.6 million for fiscal year 2017. The net change was primarily comprised of the change in revenues described above, a net $59.1 million unrealized loss on our equity investment in Veritone in fiscal year 2018, as compared to a net $49.5 million gain in fiscal year 2017, and a net increase in operating expenses, as follows:

•
Inventor royalties and contingent legal fees, on a combined basis, increased $45.0 million, or 208%. Contingent legal fees increased $14.8 million, or 89%, as compared to a 101% increase in revenue due to lower average contingent legal fee rates for the portfolios generating revenues in fiscal year 2018. Inventor royalties increased $30.2 million, or 610%, as compared to the 101% increase in revenue, primarily due to lower average inventor royalty rates for the portfolios generating revenues during fiscal year 2017.

•
Litigation and licensing expenses-patents decreased $9.4 million, or 51%, to $8.9 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing licensing and enforcement programs and an overall decrease in portfolio related enforcement activities. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on licensing and enforcement activities and current and future licensing and enforcement related revenues.

•	Amortization expense increased $5.0 million, or 22%, to $27.1 million, due to accelerated amortization related to patent portfolio sales or dispositions during fiscal year 2018.

•
Impairment of patent-related intangible asset charges increased $26.0 million. Impairment charges reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and/or the impairment of certain portfolios that management determined it would no longer allocate resources to in future periods.

•
General and administrative expenses decreased $8.4 million, or 31%, to $18.9 million, due primarily to a decrease in non-cash stock compensation, a reduction in personnel costs in fiscal years 2018 and 2017, and a decrease in variable performance based compensation costs.

Excluding profits interests related non-cash stock compensation, non-cash stock compensation expense decreased $3.7 million, or 64% due primarily to 2017 non-cash stock compensation expense including amounts related to the August 2016 grant of options with market-based vesting conditions which were fully expensed in fiscal year 2017. Profits interests related non-cash stock compensation expense decreased $5.5 million, primarily due to the decrease in the fair value of our Veritone related profits interest units, consistent with the decrease in underlying Veritone stock price since December 31, 2017.

•
Other income (expense) for fiscal year 2018 included an unrealized loss on our investment in Veritone totaling $59.1 million and a realized loss on the sale of Veritone totaling $19.1 million . Other income (expense) for fiscal year 2017 comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million and an unrealized gain on the exercise of our Primary Warrant of $4.6 million, both as of May 2017, and an unrealized gain related to the change in fair value of our equity investment in Veritone through December 31, 2017 of $42.2 million.

•
Tax expense for fiscal years 2018 and 2017 primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Revenues for the periods presented included fees from the following licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Semiconductor Testing technology(1)
•	Cardiology and Vascular Device technology(1)(2)	•	Semiconductor and Memory-Related technology(2)
•	DisplayPort and MIPI DSI technology(2)	•	Shared Memory for Multimedia Processing(2)
•	Electronic Access Control technology(2)	•	Speech codes used in wireless and wireline systems technology(1)(2)
•	Innovative Display technology(2)	•	Super Resolutions Microscopy technology(1)(2)
•	Online Auction Guarantee technology(1)(2)	•	Video Conferencing technology(1)(2)
•	Optical Networking technology(2)	•	Wireless Infrastructure and User Equipment technology(1)(2)
______________________________________

(1)	Licensing and enforcement program generating revenue in fiscal year 2018.
(2)	Licensing and enforcement program generating revenue in fiscal year 2017.

Revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, and may be significant to our licensing and enforcement business as a whole.

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials. As of the date of this report, our operating subsidiaries have two pending patent infringement cases with a scheduled trial date in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is, in our experience, a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts.  Please refer to Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.

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

Investments in Patent Portfolios

One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity associated with the current patent environment. In fiscal year 2018 we did not acquire any patent portfolios, compared to one portfolio during fiscal year 2017.

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

 Revenue is recognized upon transfer of control of promised bundled IP rights and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those IP Rights. Revenue contracts that provide promises to grant the right to use IP Rights as they exist at the point in time at which the IP Rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia (“Paid-up Revenue Agreements”). Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, which provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio ("Other Settlements") or sales of our patent portfolio ("Sales"). IP Rights granted included the following, as applicable:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised IP Rights are inputs and (ii) the Company's promise to transfer each individual IP right described above to the customer is not separately identifiable from other promises to transfer IP Rights in the contract.

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

For fiscal years 2018 and 2017, the majority of our revenue agreements provided for the payment to us of one-time, paid-up license fees in consideration for the grant of certain IP rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services. The agreements provided for the grant of the licenses, covenants-not-to-sue, releases, and other significant contractual performance obligations upon execution of the agreement. As such, the earnings process was determined to be complete and revenue was recognized upon the execution of the agreements. Historically, term license agreements have not been a material component of our operating revenues, with the majority of license agreements being paid-up, perpetual license agreements.

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

The Financial Accounting Standards Board issued a new standard, effective January 1, 2017, that changes the accounting for certain aspects of share-based payments to employees, including allowing an employer to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current generally accepted accounting principles in the United States, or GAAP) or account for forfeitures when they occur. Effective January 1, 2017, we elected to account for forfeitures of awards as they occur. The prior standard required us to estimate the number of awards for which the requisite service period is expected to be rendered and base the accruals of compensation cost on the estimated number of awards that will vest. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Profits Interests Units. In February 2017, AIP Operation LLC, or AIP, an indirect subsidiary of ours, adopted a Profits Interests Plan, or the Profits Interests Plan, that provides for the grant of AIP membership interests in the form of profits interests to certain members of management and the Board of Directors of Acacia Research Corporation as compensation for services rendered. As of December 31, 2018 and 2017, AIP held the Veritone 10% Warrant described in Note 6.

For the year ended December 31, 2018, the fair value of the Units was estimated at 40% of the fair value of the 10% Warrant, based on the Black-Scholes option-pricing model (Level 2). For the year ended December 31, 2017, the fair value of the Units was estimated based on probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 6) underlying or associated with the Units (Level 3).

Valuation of Long-lived and Intangible Assets

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

For the fiscal year ended December 31, 2018 and 2017, we recorded $28.2 million and $2.2 million, respectively of patent portfolio impairment charges. The impairment charges were recorded in the periods due to adverse litigation outcomes, a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date. Estimated fair value was determined based on estimates of future cash flows and estimates of probabilities of realization given adverse litigation outcomes and resource allocation decisions.

Investments

Investment in Veritone. We have elected to account for equity investments in companies with readily determinable fair values, where our investment gives us the ability to exercise significant influence over the operating and financial policies of the investee, at fair value. If the fair value option is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e. common stock and warrants). Refer to Note 6 for information regarding our investment in Veritone.

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

Whenever possible, we are required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. Our Veritone common stock is reported at fair value, based on the applicable NASDAQ Global Select Market stock price as of the applicable valuation date, as adjusted for an estimated DLOM (2017 only) associated with the restricted nature of the common stock acquired (Level 3 input). Acacia’s investment in Veritone warrants is recorded at fair value, based on the Black-Scholes option-pricing model, as adjusted for an estimated DLOM (2017 only). A one percent increase in the DLOM assumptions utilized at December 31, 2017 would result in a $1.1million decrease in the fair value of our investment in Veritone at December 31, 2017, and a corresponding decrease in the net unrealized investment gain reflected in the consolidated statements of operations for the year ended December 31, 2017.

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

The fair value of subordinated equity (i.e., common stock) and preferred stock for purposes of determining whether a liquidation preference is substantive was determined utilizing an option pricing methodology, including a discount for lack of marketability. A one percent change in the DLOM assumptions utilized to estimate the fair value of common stock would not have a material impact on the analysis.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2018 and 2017. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

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

In fiscal years 2018 and 2017, based on management’s assessment, a full valuation allowance was recorded against the company’s net deferred tax assets generated during the periods and the balances as of the end of each of the periods, due to uncertainty regarding future realization of such tax assets pursuant to guidance set forth in ASC 740, “Income Taxes.” In future periods, if we determine that the company will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the statements of operations in the period the determination is recorded.

Any changes in the judgments, assumptions and estimates associated with our analysis of the need for a valuation allowance in any future periods could materially impact our financial position and results of operations in the periods in which those determinations are made.

Consolidated Results of Operations
Comparison of the Results of Operations for Fiscal Years 2018 and 2017

Revenues

			2018 vs. 2017
	2018	2017	$ Change	% Change
	(in thousands, except percentage change values and number of agreements)
Revenues	$131,506	$65,402	$66,104	101%
New revenue agreements executed	12	20
Average revenue per agreement	$10,959	$3,270

A reconciliation of the change in revenues (based on average revenue per agreement) for the periods presented, in relation to the revenues reported for the comparable prior year period, is as follows:

2018 vs. 2017
(in thousands)
Decrease in number of agreements executed	$(26,160)
Increase in average revenue per agreement executed	92,267
Total	$66,107

Three licensees individually accounted for 45%, 17% and 17%, respectively, of revenues recognized during the year ended December 31, 2018. Three licensees individually accounted for 54%, 21% and 10%, respectively, of revenues recognized during the year ended December 31, 2017.

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

Net Income (Loss)

			2018 vs. 2017
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Net income (loss) attributable to Acacia Research Corporation	$(105,029)	$22,180	$(127,209)	(574)%

A reconciliation of the change in net income (loss) for the periods presented is as follows:

	2018 vs. 2017%
	(in thousands, except percentage values)
Increase in revenues	$66,104	(52)%
Increase in inventor royalties and contingent legal fees combined	(45,035)	35%
Decrease in general and administrative expenses	8,369	(7)%
Decrease in litigation and licensing expenses	9,353	(7)%
Increase in patent amortization expenses	(4,966)	4%
Increase in impairment of patent-related intangible assets	(25,962)	20%
Change in provision for income taxes	1,776	(1)%
Unrealized gain (loss) and change in fair value of investment	(108,629)	85%
Loss on sale of investment	(19,095)	15%
Other	(9,124)	8%
Net change in net income (loss)	$(127,209)	100%

Cost of Revenues

			2018 vs. 2017
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Inventor royalties	$35,168	$4,952	$30,216	610%
Contingent legal fees	31,501	16,682	14,819	89%
Patent acquisition expenses	4,000	—	4,000	—%
Litigation and licensing expenses - patents	8,866	18,219	(9,353)	(51)%
Amortization of patents	27,120	22,154	4,966	22%

Inventor Royalties, Contingent Legal Fees Expense and Other Patent Acquisition Costs.  The economic terms of patent portfolio related partnering agreements and contingent legal fee arrangements, if any, including royalty obligations, if any, royalty rates, contingent fee rates and other terms and conditions, vary across the patent portfolios owned or controlled by our operating subsidiaries. In certain instances, we have invested in certain patent portfolios without future inventor royalty obligations. These costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms, conditions and obligations generating revenues each period. Fiscal year 2018 included $4.0 million in other direct costs of revenues related to patent rights acquired and licensed in 2018.

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

Amortization of Patents.  The change in amortization expense for the comparable periods presented was due to the following:

2018 vs. 2017
(in thousands)
Scheduled amortization related to patent portfolios owned or controlled as of the end of the prior year	$(3,341)
Patent portfolio sales and dispositions	8,307
Total change in patent amortization expense	$4,966

Impairment Charges

			2018 vs. 2017
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
Impairment of patent-related intangible assets	$28,210	$2,248	$25,962	1,155%

Patent Impairment Charges

Impairment charges for fiscal year 2018 and 2017 primarily reflect reductions in expected estimated future net cash flows for certain patent portfolios to which management determined it would no longer allocate resources in future. periods.Impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

Operating Expenses

			2018 vs. 2017
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$19,167	$18,334	$833	5%
Non-cash stock compensation expense - G&A	2,133	5,844	(3,711)	(64)%
Non-cash stock compensation expense - Veritone Profits Interests	(2,450)	3,041	(5,491)	(181)%
Total general and administrative expenses	$18,850	$27,219	$(8,369)	(31)%

General and Administrative Expenses.  General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, business development, state taxes based on gross receipts and other corporate costs. A summary of the main drivers of the change in general and administrative expenses for the periods presented is as follows (in thousands):

2018 vs. 2017
(in thousands)
Net change in personnel costs	$(1,102)
Variable performance-based compensation expense	(278)
Corporate, general and administrative expense	2,194
Business development expense	(412)
Non-cash stock compensation expense - general and administrative (1)	(3,711)
Non-cash stock compensation expense - Veritone related profits interests (1)	(5,491)
Employee severance costs	431
Total change in general and administrative expenses	$(8,369)
_________________________________________________________________
(1) - Refer to Note 9 in the accompany consolidated financial statements

General and administrative non-cash stock compensation expense for fiscal year 2018, excluding profits interests related non-cash compensation, decreased due to reductions in headcount and a $2.4 million reduction in scheduled non-cash stock compensation expense related to options with market-based performance conditions with graded vesting features that resulted in higher non-cash stock compensation expense in fiscal year 2017, as compared to fiscal year 2018.

Profits interests are classified as liability awards, which are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense (included in “non-cash stock compensation expense - Veritone related profits interests” above) is adjusted each reporting period for increases or decreases in the estimated fair value, which is primarily impacted by changes in the fair value of the underlying Veritone common stock and warrants related to the liability. Upon vesting of the units, which occurred in September 2017, any previously unrecognized compensation expense was immediately recognized for any changes in fair value. The fair value of the Veritone related profits interests Units totaled $591,000 and $3.0 million as of December 31, 2018 and 2017, respectively. Refer to Note 9 in the condensed consolidated financial statements elsewhere herein for additional information.

Other Operating Income (Expense)

Change in Fair Value of Investment, net. Our equity investment in Veritone is recorded at fair value, and therefore, is marked to market at each balance sheet date. Results for fiscal year 2018 included a net unrealized loss on our equity investment in Veritone totaling $59.1 million and a realized loss of $19.1 million on the sale of 2,700,000 shares of Veritone common stock at a weighted average price of $7.07. Results for fiscal year 2017 included a net unrealized gain on our equity investment in Veritone totaling $49.5 million, comprised of an unrealized gain on conversion of our Veritone loans to equity of $2.7 million and an unrealized gain on the exercise of our Primary Warrant of $4.6 million, both as of May 2017, and an unrealized gain related to the change in fair value of our equity investment in Veritone through December 31, 2017 of $42.2 million.

Other. Fiscal year 2018 and 2017 operating expenses included expenses for court ordered attorney fees and settlement and contingency accruals totaling $2.6 million and $1.2 million, respectively.

Income Taxes

	2018	2017
Provision for income taxes (in thousands)	$(1,179)	$(2,955)
Effective tax rate	1%	12%

Our effective tax rates for fiscal year 2018 and 2017, were primarily comprised of foreign taxes withheld on revenue agreements with licensees in foreign jurisdictions, state taxes, and the impact of full valuation allowances recorded for net operating loss (2018 and 2017) and foreign tax credit related tax assets generated in those periods due to uncertainty regarding future realization. Foreign taxes withheld related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions for fiscal year 2018 and 2017 totaled $1.1 million and $2.9 million, respectively. Results for fiscal year 2017 included an unrealized gain on our equity investment in Veritone which created a deferred tax liability totaling approximately $10.6 million. The future anticipated reversal of this deferred tax liability provides for a source of taxable income that allows for the realizability of existing deferred tax assets that have been reduced by a valuation allowance for the periods presented. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of valuation allowance.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least March 2020 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and short-term investments totaled $165.5 million at December 31, 2018, compared to $136.6 million at December 31, 2017. The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	2018	2017

Net cash provided by (used in):
Operating activities	$20,877	$12,966
Investing activities	(24,066)	(16,114)
Financing activities	(4,606)	700
	$(7,795)	$(2,448)

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $103.4 million and $91.2 million in fiscal years 2018 and 2017, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees. Cash outflows from operations totaled $82.5 million and $66.8 million in fiscal years 2018 and 2017, respectively. The fluctuations in cash outflows for the periods presented reflects the fluctuations in revenue-related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	2018	2017

Investment in Investees(1)	$(7,000)	$(31,514)
Sale of investment(1)	19,097	—
Advances to Investee(1)	—	(4,000)
Purchases of property and equipment	(34)	(2)
Net sale (purchase) of available-for-sale investments	(36,129)	19,402
Net cash used in investing activities	$(24,066)	$(16,114)
(1) - Refer to Note 6 in the accompany consolidated financial statements
Investment in Veritone. In connection with its previous investment agreement with Veritone in August 2016, in fiscal year 2017 Acacia entered into an additional secured convertible promissory note with Veritone and advanced $4.0 million. In addition, upon the consummation of Veritone’s IPO, Acacia exercised its option to purchase an additional 2,150,335 shares of Veritone common stock, at an aggregate purchase price of $29.3 million. Acacia received an aggregate total of 4,119,521 shares of common stock and 1,120,432 warrants of Veritone. In fiscal year 2018, Acacia sold 2,700,000 shares of Veritone common stock at a weighted average price of $7.07 and recorded a realized loss of $19.1 million on the sale. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment with Veritone.
Investment in Miso Robotics. In June 2017, Acacia made a $2.25 million equity investment in Miso Robotics, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Miso.

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	2018	2017

Repurchase of common stock	$(4,634)	$—
Proceeds from the exercise of stock options	257	745
Repurchases of common stock	(229)	(45)
Net cash provided by financing activities	$(4,606)	$700

Stock Repurchase Program. In February 2018, our Board of Directors authorized the Program to repurchase up to $20 million of our outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by the Board of Directors at its discretion. In determining whether or not to repurchase any shares of our common stock, our Board of Directors will consider such factors as the impact of the repurchase on our cash position, as well as our capital needs and whether there is a better alternative use of our capital. We have no obligation to repurchase any amount of our common stock under the Program. In fiscal year 2018, we repurchased 1,190,420 shares at an average price of $3.89 for $4,634,000. The Program expired on February 28, 2019.

Working Capital

The primary components of working capital are cash and cash equivalents, short-term investments, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable. Working capital at December 31, 2018 was $170.4 million, compared to $130.1 million at December 31, 2017.

Consolidated accounts receivable from licensees increased to $32.9 million at December 31, 2018, compared to $153,000 at December 31, 2017. Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the year, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Four licensees individually represented approximately 38%, 36%, 12% and 11%, respectively, of accounts receivable at December 31, 2018. One licensee accounted for 100% of accounts receivable at December 31, 2017.

Accounts payable and accrued expenses increased slightly to $8.3 million at December 31, 2018, from $8.0 million at December 31, 2017.

Consolidated royalties and contingent legal fees payable increased to $22.7 million at December 31, 2018, compared to $1.6 million at December 31, 2017. Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

All of accounts receivable from licensees at December 31, 2018 are scheduled to be collected in the first and second quarter of 2019, in accordance with the terms of the related underlying license agreements. The majority of royalties and contingent legal fees payable are scheduled to be paid through the third quarter of 2019 in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Uncertain Tax Positions. At December 31, 2018, we had total unrecognized tax benefits of approximately $808,000 million, including a recorded noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2018. If recognized, approximately $1.4 million would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

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

At December 31, 2018, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in short-term investments in the accompanying consolidated balance sheets). Short-term investment balances were zero at December 31, 2017.

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

Investment Risk. We are exposed to investment risks related to changes in the underlying financial condition of certain of our equity investments in these technology companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. As of

December 31, 2018 and 2017, the carrying value of our common stock and warrants in public and private companies was $18.7 million and $107.0 million, respectively. We record our common stock and warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $10.5 million and $104.8 million of our assets as of December 31, 2018 and 2017, respectively. As of December 31, 2018, a hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $540,000 in the fair value of our equity and equity warrant investments in Veritone and a decrease of approximately $301,000 in our other equity investments. As of December 31, 2017, a hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $11.1 million in the fair value of our equity and equity warrant investments in Veritone. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable for our private company equity investments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Intellectual Property Officer and Corporate Controller, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Intellectual Property Officer and Corporate Controller concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Intellectual Property Officer and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Intellectual Property Officer and Corporate Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Grant Thornton LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is included herein.

Changes in Internal Controls. There were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Our management, including our Chief Intellectual Property Officer and Corporate Controller, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

On March 12, 2019, Acacia’s Board of Directors unanimously approved the adoption of a Tax Benefits Preservation Plan, or the 2019 Plan, with Computershare Trust Company, N.A., as Rights Agent, or the Rights Agent. The 2019 Plan replaces the Company’s Tax Benefits Preservation Plan dated March 15, 2016, or the 2016 Plan, which expires on March 15, 2019, and is substantially similar to 2016 Plan. While the 2019 Plan was effective upon adoption by the Board, and while not required by the Company’s governing documents or by applicable law, as a matter of good corporate governance, the Company intends to submit the 2019 Plan for stockholder ratification at its next annual meeting of stockholders.
The purpose of the 2019 Plan is to protect the Company’s ability to utilize potential tax assets, such as net operating loss carryforwards, or NOLs, and tax credits, or Tax Benefits, to offset potential future taxable income. As of December 31, 2018, the Company had U.S. federal income tax NOLs totaling approximately $222,860,808 and U.S. state income tax NOLs totaling approximately $19,470,755. The Internal Revenue Code of 1986, as amended, or the Code, limits the ability of a company to use its NOLs if it experiences an “ownership change,” as defined in Section 382 of the Code. A company generally experiences such an ownership change if the percentage of its stock owned by its “5-percent shareholders,” as defined in Section 382 of the Code, increases by more than 50 percentage points over a rolling three-year period.
The 2019 Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging any (i) person or group from acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock and (ii) any existing shareholders who, as of the time of the first public announcement of the adoption of the 2019 Plan, beneficially own more than 4.9% of the Company’s then-outstanding shares of the Company’s common stock from acquiring additional shares of the Company’s common stock (subject to certain exceptions). There is no guarantee, however, that the 2019 Plan will prevent the Company from experiencing an ownership change.
A company that experiences an ownership change generally will be subject to an annual limitation on certain of its pre-ownership change tax assets equal to the value of the corporation immediately before the ownership change, multiplied by the long-term-tax-exempt rate (subject to certain adjustments), provided that the annual limitation will be increased each year to the extent that there is an unused limitation in a prior year. The limitation arising from an ownership change on the Company’s ability to utilize the Tax Benefits depends on the value of the Company’s stock at the time of the ownership change.
In connection with the adoption of the 2019 Plan, the board of directors of the Company authorized and declared a dividend distribution of one right, or a Right, for each outstanding share of the common stock of the Company, to shareholders of record at the close of business on March 16, 2019.
Summary Description of the 2019 Plan
The following summary of the 2019 Plan does not purport to be complete and is qualified in its entirety by the full text of the 2019 Plan, a copy of which is filed as Exhibit 4.1 and is incorporated herein by reference.
Distribution Date. Subject to certain exceptions, Rights would separate from the common stock and become exercisable apart from the common stock only following the earlier of (i) the close of business on the tenth (10th) business day after public announcement that a person has become an “Acquiring Person” or (ii) the close of business on the tenth (10th) business day (or such later date as the Board shall determine) after a third party makes a tender or exchange offer which, if consummated, would result in such third party becoming an Acquiring Person.

Exercise of Rights. On or after the Distribution Date, each Right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.001 par value, or the Series B Preferred Stock, for a purchase price of $12.00 (subject to adjustment), or the Exercise Price. Under certain circumstances set forth in the 2019 Plan, the Company may suspend the exercisability of the Rights.
Definition of Acquiring Person. An “Acquiring Person” is a person or group that, together with affiliates and associates of such person or group, acquires beneficial ownership of 4.9% or more of the common stock, other than: (i) the Company, its subsidiaries and their respective employee benefit plans; (ii) any shareholder that, as of the time of the first public announcement of adoption of the 2019 Plan, beneficially owns 4.9% or more of the common stock (unless and until such person thereafter acquires any additional shares of common stock, subject to certain exceptions); (iii) a person who becomes an Acquiring Person solely as a result of the Company repurchasing shares of common stock or a stock dividend, stock split, reverse stock split or similar transaction effected by the Company (unless and until such person acquires additional shares, other than in certain specified exempt transactions) and (iv) certain shareholders who, inadvertently or without knowledge of the terms of the Rights, buy shares in excess of 4.899% of the common stock and who thereafter reduce the percentage of shares owned below 4.9%. Prior to the Distribution Date, the Board has sole discretion to make an affirmative determination, taking into account the intent and purposes of the 2019 Plan or other circumstances facing the Company, that a Person is not an Acquiring Person (even if such Person satisfies the requirements of any of subclauses (i), (ii), (iii) or (iv) if and for so long as such Person complies with any limitations or conditions required by the Board in making such determination).
“Flip-in” Feature. If any person or group of affiliated or associated persons becomes an Acquiring Person, then each Right (other than Rights owned by an Acquiring Person, its affiliates, associates or certain transferees, which will become void) will entitle the holder to purchase, at the then current exercise price, common stock (or, in certain circumstances, a combination of common stock, other securities, cash or other property) having a value of twice the exercise price of the Right, in effect enabling a purchase at half-price. However, Rights are not exercisable following such an event until such time as the Rights are no longer redeemable by the Company as described below.
“Flip-over” Feature. If, at any time after a person or group of affiliated or associated persons becomes an Acquiring Person, the Company engages in a merger or other business combination transaction or series of related transactions in which the Company is not the surviving corporation, the common stock is changed or exchanged, or fifty percent (50%) or more of its assets, cash flow or earning power is sold, then each Right (not previously voided by the occurrence of a Flip-in Event) will entitle the holder to purchase, at the Right’s then current exercise price, common stock of such Acquiring Person having a value of twice the Right’s then current exercise price, in effect enabling a purchase at half-price.
Exchange Option. At any time after a person or group of affiliated or associated persons becomes an Acquiring Person and prior to the acquisition by such person or group of fifty percent (50%) or more of the then outstanding common stock, the Board may, in lieu of allowing Rights to be exercised, cause each outstanding Right (other than Rights owned by an Acquiring Person, its affiliates, associates or certain transferees, which will become void) to be exchanged for one share of common stock or one one-thousandth of a share of Series B Preferred Stock, in each case as adjusted to reflect stock splits or similar transactions.
Redemption. The Rights may be redeemed by the Board, at a price of $0.001 per Right at any time prior to the earlier of (i) the tenth (10th) business day following a public announcement that a person or group of affiliated or associated persons has become an Acquiring Person or (ii) the final expiration of the Rights.
Power to Amend. Prior to a Distribution Date, the Company may amend the 2019 Plan in any respect without shareholder approval, other than to extend the final expiration date of the Rights. From and after a Distribution Date, the Company may amend the 2019 Plan without the approval of holders of certificates representing Rights in order to (i) cure any ambiguity, (ii) correct or supplement any provision which may be defective or inconsistent with any other provisions, (iii) shorten or lengthen any time period (other than to lengthen the final expiration date of the Rights), or (iv) change or supplement the provisions in any manner which the Company may deem necessary or desirable and which does not adversely affect the interests of the holders of certificates representing Rights. The 2019 Plan, however, may not be amended at such time as the Rights are not redeemable (other than certain limited technical amendments).
Expiration. The Rights will expire on the earliest of (i) 5:00 P.M., New York, New York time, on March 15, 2021, (ii) the time at which the rights are redeemed or exchanged pursuant to the 2019 Plan, (iii) the close of business on the effective date of the repeal of Section 382 or any successor statute if the Board determines that the 2019 Plan is no longer necessary or desirable for the preservation of Tax Benefits or (iv) the close of business on the first day of a taxable year of the Company to which the Board determines that Tax Benefits may not be carried forward.

Rights Certificates. Prior to a Distribution Date, the Rights will be evidenced by, and trade with, the common stock and will not be exercisable or transferable apart from the common stock. After a Distribution Date, the Rights Agent will send certificates representing Rights to shareholders and the Rights will trade independent of the common stock.
No Rights as a Shareholder; Other Matters. Until a Right is exercised, the holder of Rights, as such, is not entitled to any separate rights as a shareholder of the Company (such as voting or dividend rights). Although the distribution of the Rights will not be taxable to shareholders or to the Company for U.S. federal income tax purposes, shareholders may, depending upon the circumstances, recognize taxable income in the event that the Rights become exercisable for common stock (or other consideration) or for common stock of the acquiring company or in the event of the redemption of the Rights as set forth above.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than April 30, 2019.

Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief intellectual property officer and corporate controller and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than April 30, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than April 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than April 30, 2019.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2019 annual meeting of stockholders to be filed with the SEC no later than April 30, 2019.

PART IV

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F- 1
Consolidated Balance Sheets as of December 31, 2018 and 2017	F- 3
Consolidated Statements of Operations for the Years Ended December 31, 2018 and 2017	F- 4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018 and 2017	F- 5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2018 and 2017	F- 6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018 and 2017	F- 7
Notes to Consolidated Financial Statements	F- 8

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
4.1
Tax Benefits Preservation Plan, dated as of March 16, 2019, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the form of Certificate of Designation of Series A Cumulative Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms as Exhibit C

10.9	Form of Indemnification Agreement
10.17*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.19	Form of Purchase Agreement (16)
10.20*	2013 Acacia Research Corporation Stock Incentive Plan (17)
10.21*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (18)
10.23*	2016 Acacia Research Corporation Stock Incentive Plan (21)
10.24*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.25*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.27*	Employment Agreement, dated September 18, 2017, by and between Acacia Research Group LLC and Robert Stewart (25)

10.28*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan (26)
10.29	Investment Agreement dated August 15, 2016, by and between Acacia Research Corporation and Veritone, Inc. (27)
10.30	Secured Promissory Note dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.31	Primary Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation, together with form of 10% Warrant to Purchase Common Stock (27)
10.32	Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.33	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.34	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.35*	Employment Agreement, effective August 13, 2018, by and between Acacia Research Group, LLC and Marc Booth (29)
10.36*	Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Clayton J. Haynes (29)
10.37*	Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Clayton J. Haynes (29)
10.38*	Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Edward J. Treska (29)
10.39*	Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Edward J. Treska (29)
10.40*	Separation Agreement and General Release of Claims, dated February 12, 2019, by and between Acacia Research Group, LLC and Kirsten Hoover (30)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Chief Intellectual Property Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2†	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Intellectual Property Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Corporate Controller Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.
 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

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

(16)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(17)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(18)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(19)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, filed on November 9, 2015 (File No. 000-26068).

(20)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 28, 2016 (File No. 001-37721).

(21)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 (File No. 001-37721).

(22)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 4, 2016 (File No. 000-26068).

(23)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 21, 2016 (File No. 000-26068).

(24)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37721).

(25)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 7, 2017 (File No. 001-37721).

(26)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017 (File No. 001-37721).

(27)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 16, 2017 (File No. 001-37721).

(28)	Incorporated by reference to Annex A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A
filed on May 3, 2018 (File No. 001-37721).

(29)    Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018
(File No. 001-37721).

(30)    Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 13, 2019
(File No. 001-37721).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	March 15, 2019	By:	/s/ Marc W. Booth
Marc W. Booth
Chief IP Officer (Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Marc W. Booth and Kirsten L. Hoover, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Marc W. Booth	Chief Intellectual Property Officer	March 15, 2019
	Marc W. Booth	(Principal Executive Officer)

/s/	Kirsten L. Hoover	Corporate Controller	March 15, 2019
	Kirsten L. Hoover	(Principal Financial Officer)

/s/	Allen Bradley	Director	March 15, 2019
Allen Bradley

/s/	Maureen O'Connell	Director	March 15, 2019
Maureen O'Connell

/s/	Clifford Press	Director	March 15, 2019
Clifford Press

/s/	Alfred V. Tobia, Jr.	Director	March 15, 2019
Alfred V. Tobia, Jr.

/s/	Katharine Wolanyk	Director	March 15, 2019
Katharine Wolanyk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2019 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 13 to the financial statements, the Company has adopted new accounting guidance in 2018 related to accounting for revenue from contracts with customers. Our opinion is not modified with respect to this matter.

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
March 15, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Acacia Research Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated March 15, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Newport Beach, California
March 15, 2019

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017
(In thousands, except share and per share information)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$128,809	$136,604
Trading securities - debt	33,642	—
Trading securities - equity	3,012	—
Accounts receivable	32,884	153
Prepaid expenses and other current assets	3,125	2,938
Total current assets	201,472	139,695
Investment at fair value(1)	7,459	104,754
Other investments(1)	8,195	2,195
Patents, net of accumulated amortization	6,587	61,917
Other non-current assets	236	207
	$223,949	$308,768
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,347	$7,956
Royalties and contingent legal fees payable	22,688	1,601
Total current liabilities	31,035	9,557
Other liabilities	1,674	3,552
Total liabilities	32,709	13,109
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,639,319 shares issued and outstanding as of December 31, 2018 and 50,639,926 shares issued and outstanding as of December 31, 2017	50	51
Treasury stock, at cost, 2,919,828 and 1,729,408 shares as of December 31, 2018 and 2017	(39,272)	(34,640)
Additional paid-in capital	651,156	648,996
Accumulated comprehensive loss	—	(88)
Accumulated deficit	(422,541)	(320,018)
Total Acacia Research Corporation stockholders’ equity	189,393	294,301
Noncontrolling interests in operating subsidiaries	1,847	1,358
Total stockholders’ equity	191,240	295,659
	$223,949	$308,768
(1) Refer to Note 6 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2018 and 2017
(In thousands, except share and per share information)

	2018	2017

Revenues	$131,506	$65,402
Portfolio operations:
Inventor royalties	35,168	4,952
Contingent legal fees	31,501	16,682
Patent acquisition expenses	4,000	—
Litigation and licensing expenses - patents	8,866	18,219
Amortization of patents	27,120	22,154
Impairment of patent-related intangible assets	28,210	2,248
Other portfolio expenses	2,602	1,200
Total portfolio operations	137,467	65,455
Net loss	(5,961)	(53)
General and administrative expenses (including non-cash stock compensation expense (credit) of ($317) in 2018 and $8,885 in 2017)	18,850	27,219
Operating loss	(24,811)	(27,272)
Other income (expense):
Change in fair value of investment, net(1)	(59,103)	42,239
Loss on sale of investment(1)	(19,095)	—
Gain on conversion of loans and accrued interest(1)	—	2,671
Gain on exercise of Primary Warrant(1)	—	4,616
Equity in losses of investee(1)	—	(220)
Other income (expense)	(1,629)	1,000
Interest income and other	969	1,605
Total other income (expense)	(78,858)	51,911
Income (loss) from operations before provision for income taxes	(103,669)	24,639
Provision for income taxes	(1,179)	(2,955)
Net income (loss) including noncontrolling interests in subsidiaries	(104,848)	21,684
Net (income) loss attributable to noncontrolling interests in subsidiaries	(181)	496
Net income (loss) attributable to Acacia Research Corporation	$(105,029)	$22,180
Net income (loss) attributable to common stockholders - basic and diluted	$(105,029)	$22,147
Basic and diluted income (loss) per common share	$(2.10)	$0.44
Weighted-average number of shares outstanding, basic	49,969,062	50,495,119
Weighted-average number of shares outstanding, diluted	49,969,062	50,692,012

(1) Refer to Note 6 for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2018 and 2017
(In thousands)

	2018	2017
Net income (loss) including noncontrolling interests in subsidiaries	$(104,848)	$21,684
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	—	(40)
Unrealized gain (loss) on foreign currency translation, net of tax of $0	88	58
Add: reclassification adjustment for (gains) losses included in net income (loss)	—	(30)
Total other comprehensive income (loss)	(104,760)	21,672
Comprehensive income (loss) attributable to noncontrolling interests	(181)	496
Comprehensive income (loss) attributable to Acacia Research Corporation	$(104,941)	$22,168

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2018 and 2017
(In thousands, except share information)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2016	50,476,042	$50	$(34,640)	$642,453	$(76)	$(342,198)	$1,854	$267,443
Net income attributable to Acacia Research Corporation	—	—	—	—	—	22,180	—	22,180
Stock options exercised	207,863	1	—	744	—	—	—	745
Compensation expense for share-based awards, net of forfeitures	(35,310)	—	—	5,844	—	—	—	5,844
Repurchase of restricted common stock	(8,669)	—	—	(45)	—	—	—	(45)
Net loss attributable to noncontrolling interests in subsidiaries	—	—	—	—	—	—	(496)	(496)
Unrealized gain on foreign currency translation	—	—	—	—	28	—	—	28
Unrealized loss on short-term investments	—	—	—	—	(40)	—	—	(40)
Balance at December 31, 2017	50,639,926	51	(34,640)	648,996	(88)	(320,018)	1,358	295,659
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(105,029)	—	(105,029)
Cumulative effect of new accounting principle	—	—	—	—	—	2,506	308	2,814
Repurchase of common stock	(1,190,420)	(2)	(4,632)	—	—	—	—	(4,634)
Stock options exercised	82,615	—	—	257	—	—	—	257
Compensation expense for share-based awards, net of forfeitures	166,998	1	—	2,132	—	—	—	2,133
Repurchase of restricted common stock	(59,800)	—	—	(229)	—	—	—	(229)
Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—	—	—	181	181
Unrealized gain on foreign currency translation	—	—	—	—	88	—	—	88
Balance at December 31, 2018	49,639,319	$50	$(39,272)	$651,156	$—	$(422,541)	$1,847	$191,240
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018 and 2017
 (In thousands)

	2018	2017

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$(104,848)	$21,684
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Gain on conversion of loans and accrued interest	—	(2,671)
Gain on exercise of Primary Warrant	—	(4,616)
Change in fair value of investment, net	59,103	(42,239)
Loss on sale of investment	19,095	—
Depreciation and amortization	27,145	22,243
Non-cash stock compensation	(317)	8,885
Impairment of patent-related intangible assets	28,210	2,248
Other	564	(374)
Changes in assets and liabilities:
Accounts receivable	(28,189)	26,597
Prepaid expenses and other assets	(208)	(135)
Accounts payable and accrued expenses	963	(6,349)
Royalties and contingent legal fees payable	19,359	(12,307)
Net cash provided by operating activities	20,877	12,966
Cash flows from investing activities:
Investment in Investees	(7,000)	(31,514)
Sale of investment	19,097	—
Advances to Investee (Note 6)	—	(4,000)
Purchases of property and equipment	(34)	(2)
Purchases of short-term investments	(102,769)	(448,388)
Sales and maturities of short-term investments	66,640	467,790
Net cash used in investing activities	(24,066)	(16,114)
Cash flows from financing activities:
Repurchase of common stock	(4,634)	—
Proceeds from the exercise of stock options	257	745
Repurchases of restricted common stock	(229)	(45)
Net cash provided by (used in) financing activities	(4,606)	700
Decrease in cash and cash equivalents	(7,795)	(2,448)
Cash and cash equivalents and restricted cash, beginning	136,604	139,052
Cash and cash equivalents and restricted cash, ending	$128,809	$136,604

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

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. In recent years, Acacia has also invested in technology companies. Acacia leverages its experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement Acacia’s primary licensing and enforcement business.

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

During fiscal year 2018, Acacia did not obtain control of any new patent portfolios. During fiscal year 2017 Acacia obtained control of one new patent portfolio. In fiscal year 2016, Acacia obtained control of two new patent portfolios.

Acacia was incorporated on January 25, 1993 under the laws of the State of California. In December 1999, Acacia changed its state of incorporation from California to Delaware.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles.  The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

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

A wholly owned subsidiary of Acacia is the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is included in the Company’s consolidated financial statements since 2010, as Acacia’s wholly owned subsidiary, as the general partner, has the ability to control the operations and activities of the Acacia IP Fund. The Acacia IP Fund was terminated as of December 31, 2017 and is in the process of being liquidated.

Revenue Recognition.  Revenue is recognized upon transfer of control of promised bundled IP rights (hereinafter “IP
Rights”) and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia (“Paid-up Revenue Agreements”). Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio ("Other Settlements") or sales of our patent portfolio ("Sales") . IP Rights granted included the following, as applicable:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised IP Rights are inputs and (ii) the Company's promise to transfer each individual IP right described above to the customer is not separately identifiable from other promises to transfer IP Rights in the contract.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues were comprised of the following for the periods presented (in thousands):

	2018	2017
Paid-up Revenue Agreements	$100,496	$59,020
Recurring Revenue Agreements	13,040	6,382
Other Settlements	3,470	—
Sales	14,500	—
	$131,506	$65,402

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Portfolio Operations.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. These costs are included under the caption “Portfolio operations” in the accompanying consolidated statements of operations.

Inventor Royalties and Contingent Legal Expenses. Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues. Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations. Any unamortized upfront advances recovered from net revenues are expensed in the period recovered, and included in amortization expense in the consolidated statements of operations. Cost of revenues for fiscal year 2018 included $4.0 million of costs to acquire certain patent rights related to revenues recognized in the period.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Level 1	Level 2	Level 3
Assets as of December 31, 2018:
Trading securities - debt	$—	$33,642	$—
Trading securities - equity	3,012	—	—
Investment at fair value - warrants (Note 6)	—	2,064	—
Investment at fair value - common stock (Note 6)	5,395	—	—
Total recurring fair value measurements as of December 31, 2018	$8,407	$35,706	$—

Assets as of December 31, 2017:
Investments at fair value (Note 6)	$—	$—	$104,754

Liabilities as of December 31, 2018:
Profits interest units	$—	$591	$—
Liabilities as of December 31, 2017:
Profits interest units	$—	$—	$3,041

A reconciliation of the activity for fair value measurements categorized within Level 3 for the year ended December 31, 2018 is as follows (in thousands):

	Investment at Fair Value			Other Liabilities
	Common Stock	Warrants	Total	Profits Interest Units
Opening balance as of January 1, 2018	$90,795	$13,959	$104,754	$3,041
Total gains and losses included in earnings for the period(1)
Non-cash stock compensation expense - Profits Interests	—	—	—	(2,450)
Change in fair value of investment, net	(47,208)	(11,895)	(59,103)	—
Realized loss on sale	(19,095)	—	(19,095)	—
Purchases, issues, sales and settlements	(19,097)	—	(19,097)	—
Transfers to Level 1 and Level 2	(5,395)	(2,064)	(7,459)	(591)
Total recurring fair value measurements(1)	$—	$—	$—	$—

____________________
(1) All gains and losses included in earnings for the period presented relate to assets and liabilities held as of December 31, 2018 and December 31, 2017.
(2) Refer to Note 6 for information regarding purchases, issues, sales and settlements activity for the years ended December 31, 2018 and 2017.

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

Trading Securities- Debt.  Investments in debt securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses recorded in the statements of operations in other income (expense). Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in other income (expense).

Trading Securities - Equity. Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the statements of operations in other income (expense). Dividend income is included in other income (expense).

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Three licensees individually accounted for 45%, 17% and 17%, respectively, of revenues recognized during the year ended December 31, 2018. Three licensees individually accounted for 54%, 21% and 10%, respectively, of revenues recognized during the year ended December 31, 2017. Four licensees individually represented approximately 38%, 36%, 12% and 11%, respectively, of accounts receivable at December 31, 2018. One licensee individually represented 100% of accounts receivable at December 31, 2017.

For 2018 and 2017, 26% and 39%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Financial Accounting Standards Board (“FASB”) issued a new standard, effective January 1, 2017, that allows entities to make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. Effective January 1, 2017, the Company elected to account for forfeitures of awards as they occur. The prior standard required the Company to estimate the number of awards for which the requisite service period is expected to be rendered and base the accruals of compensation cost on the estimated number of awards that will vest.

The fair values of stock options granted during the periods presented were estimated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	For the Years Ended
	December 31, 2018	December 31, 2017

Risk-free interest rate	2.26%	1.77%
Term	4.37	4.37
Volatility	51%	51%
Dividend yield	—%	—%

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments.

Profits Interest Units (“Units”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The Units vest as described at Note 9, and therefore, the vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period, and will continue to be fully recognized for any changes in fair value, until the Units are settled. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service. At each reporting date, the value of the Units that are subject to the purchase option will be the measured at the fair value on the termination date. Non-cash stock compensation expense related to the Units is reflected in general and administrative expense in the accompanying consolidated statements of operations.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the loan and equity instruments discussed at Note 6, stock-based compensation expense including the valuation of profits interests, impairment of patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income per share:

	2018	2017
Numerator (in thousands):
Basic and Diluted
Net income (loss) attributable to Acacia Research Corporation	$(105,029)	$22,180
Undistributed earnings allocated to participating securities	—	(33)
Net income (loss) attributable to common stockholders – basic and diluted	$(105,029)	$22,147

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders – basic	49,969,062	50,495,119
Effect of potentially dilutive securities:
Common stock options and restricted stock units	—	196,893
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders – diluted	49,969,062	50,692,012
Basic and diluted net loss per common share	$(2.10)	$0.44
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	3,129,719	4,425,187

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

3.  SHORT-TERM INVESTMENTS

Short-term investments for the periods presented were comprised of the following (in thousands):

	December 31, 2018
Security Type	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Trading securities - debt	$33,643	$18	$(19)	$33,642
Trading securities - equity	3,389	27	(404)	3,012
	$37,032	$45	$(423)	$36,654

Short-term investments as of December 31, 2018 were comprised of investments in corporate bonds (debt securities) and investments in equity securities of publicly held companies (equity). For the years ended December 31, 2018 and 2017, proceeds from the sale of debt securities were $65,144,000 and$467,790,000, respectively. For the year ended December 31, 2018, proceeds from the sale of equity securities was $1,496,000. There were no short-term investments as of December 31, 2017.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017

Payroll and other employee benefits	$205	$465
Accrued vacation	144	294
Accrued legal expenses - patent	5,974	5,479
Foreign taxes payable	374	15
Accrued consulting and other professional fees	1,241	1,364
Other accrued liabilities	409	339
	$8,347	$7,956

5.  PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to five years. For all periods presented, all of Acacia’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to investments in intangible assets as of December 31, 2018 and 2017 are as follows (in thousands):

	2018	2017

Gross carrying amount - patents	$326,167	$444,137
Accumulated amortization - patents(1)	(319,580)	(382,220)
Patents, net	$6,587	$61,917

 (1) Includes patent impairment charges for the applicable periods.

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is 4 years. Scheduled annual aggregate amortization expense is estimated to be $2,559,000 in fiscal year 2019, $1,671,000 in 2020, $811,000 in 2021, $811,000 in 2022 and $735,000 in 2023.

Acacia recorded impairment of patent-related intangible asset charges totaling $28,210,000 and $2,248,000 for the years ended December 31, 2018 and 2017, respectively. The impairment charges related to impairments of patent portfolios due to a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to adverse litigation outcomes, potential prior art related complexities and/or the overall determination that future resources would be allocated to other licensing and enforcement programs with higher potential return profiles. The impairment charges for the periods presented consisted of the excess of the asset’s carrying value over its estimated fair value.

For the year ended December 31, 2018, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $8,307,000. For the year ended December 31, 2017, there were no terminations or sales of patent portfolios.

For the years ended December 31, 2018 and 2017, capitalized patent costs, accumulated amortization and impairment charges, and sales proceeds related to patent-related sales and disposals are as follows (in thousands):

	2018	2017

Capitalized patent costs	$117,970	$—
Accumulated amortization / impairment charges	109,663	—
Sales proceeds	14,500	—

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVESTMENTS

Investment at Fair Value
Veritone Investment Agreement. On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”) pursuant to which Acacia funded in aggregate $20 million of loans to Veritone which were converted into 1,523,746 shares of Veritone’s common stock upon the public offering of Veritone common stock on May 17, 2017 (“IPO”), based on a conversion price of $13.61 per share. Veritone also issued Acacia a total of 154,312 warrants to purchase shares of Veritone’s common stock at an exercise price of $13.61 per share expiring in 2020.
In addition, in August 2016, Veritone issued Acacia a five-year warrant to purchase up to $50 million worth of shares of Veritone’s common stock at an exercise price of $13.61 per share subject to certain adjustments. Upon the consummation of Veritone’s IPO, Acacia exercised its option to purchase an additional 2,150,335 shares of Veritone common stock, at an aggregate purchase price of $29.3 million. Acacia then received an additional warrant that provides for the issuance of an additional 809,400 shares of Veritone common stock at an exercise price of $13.61 per share expiring in 2022.
Veritone Bridge Loan. On March 14, 2017, Acacia entered into an additional secured convertible promissory note with Veritone pursuant to which Acacia funded $4.0 million which was converted into 445,440 shares of Veritone’s common stock at a conversion price of $13.61 per share in the IPO. Acacia also received a 10-year warrant to purchase up to 156,720 shares of Veritone common stock at an exercise price of $13.61 per share expiring in 2027.
As a result of the foregoing transactions, Acacia received an aggregate total of 4,119,521 of Veritone shares and 1,120,432 of warrants in Veritone. On October 5, 2018, a registration statement on Form S-3 registering all of Acacia’s shares of Veritone common stock was declared effective by the SEC. During the year ended December 31, 2018, Acacia sold 2,700,000 shares Veritone common stock at prices ranging from $4.95 to $10.44 and recorded a realized loss of $19.1 million.
At December 31, 2018, the fair value of the 1,419,521 shares of Veritone common stock owned by Acacia totaled $5,395,000. At December 31, 2018, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $2,064,000. The Veritone common shares were subject to a lock-up agreement that expired on August 15, 2018, subsequent to which the fair value of the common stock (Level 1) and fair value of the common stock purchase warrants (Level 2) excluded a DLOM.
Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the period from the IPO on May 17, 2017 to December 31, 2017 and for the year ended December 31, 2018, the accompanying consolidated statements of operations reflected the following (in thousands):

	2018	2017
Gain on conversion of loans and accrued interest(1)	$—	$2,671
Gain on exercise of warrant(2)	—	4,616
Change in fair value of investment, warrants	(11,895)	8,317
Change in fair value of investment, common stock	(47,208)	33,922
Loss on sale of investment, common stock	(19,095)	—
Net realized and unrealized gain (loss) on investment at fair value	$(78,198)	$49,526
__________________________
(1) Pre-conversion difference between carrying value of Loan and accrued interest and the estimated fair value of common stock discounted for lack of marketability.
(2) Pre-conversion difference between carrying value of Primary Warrant and the estimated fair value of common stock and 10% Warrant discounted for lack of marketability.

Miso Robotics Investment

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  INCOME TAXES

Acacia’s provision for income taxes for the fiscal periods presented consisted of the following (in thousands):

	2018	2017

Current:
Federal	$—	$—
State	87	90
Foreign	1,092	2,865
Total current	1,179	2,955
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Provision for income taxes	$1,179	$2,955

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2018 and 2017 (in thousands):

	2018	2017

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$104,862	$90,871
Unrealized loss on investments held at fair value	2,455	—
Stock compensation	1,365	2,635
Fixed assets and intangibles	3,330	6,197
Basis of investments in affiliates	286	984
Accrued liabilities and other	208	167
State taxes	26	35
Total deferred tax assets	112,532	100,889
Valuation allowance	(112,532)	(90,278)
Total deferred tax assets, net of valuation allowance	—	10,611
Deferred tax liabilities:
Unrealized gain on investments held at fair value	—	(10,587)
Other	(18)	(24)
Total deferred tax liabilities	(18)	(10,611)
Net deferred tax assets (liabilities)	$(18)	$—

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2018	2017

Statutory federal tax rate - (benefit) expense	21%	35%
State income and foreign taxes, net of federal tax effect	(1)%	8%
Foreign tax credit	—%	—%
Noncontrolling interests in operating subsidiaries	—%	1%
Nondeductible permanent items	(1)%	3%
Change in tax rate	—%	102%
Valuation allowance	(20)%	(137)%
	(1)%	12%

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

At December 31, 2018, Acacia had U.S. federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $222,861,000 and $19,471,000, expiring between 2026 and 2038, and 2028 and 2038, respectively. Capital loss carryovers totaled $19,952,000 at December 31, 2018, expiring between 2019 and 2023.

As of December 31, 2018, Acacia had approximately $51,508,000 of foreign tax credits, expiring between 2020 and 2026. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

Tax expense for the periods presented primarily reflects foreign taxes withheld on revenue agreements executed with licensees in foreign jurisdictions and other state taxes. Excluding the impact of the change in valuation allowance and the impact of the federal tax rate change under the change in tax law described below, annual effective tax rates were 19% and 47% for fiscal years 2018 and 2017, respectively. Results for fiscal year 2018 included an unrealized loss on Acacia’s investment in Veritone which created a deferred tax asset totaling approximately $2,455,000. Results for fiscal year 2017 included an unrealized gain on Acacia’s investment in Veritone which created a deferred tax liability totaling approximately $10,587,000. The 2017 deferred tax liability was reversed in fiscal year 2018 as a result of the 2018 unrealized loss on Acacia’s investment in Veritone and the realized loss on the sale of Veritone common stock. The effective tax rate reflects both the recognition of the deferred tax liability and the reversal of the valuation allowance.

Effective January 1, 2017, the Company adopted a new standard that requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The adoption of this standard resulted in the Company recognizing gross federal and state deferred tax assets of $21,350,000 and $1,559,000, respectively, for the year ended December 31, 2017 related to the impact of share-based payments to employees in prior periods. These deferred tax assets are fully offset by a valuation allowance and were impacted by the change in tax rate described below.

Acacia is subject to taxation in the U.S. and in various state jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2011. The California Franchise Tax Board is auditing the 2011 through 2016 California combined income tax returns. The California Franchise Tax Board has proposed adjustments for 2011 and 2012 that, if expensed, would not be material to the consolidated statements of operations for the periods presented. We have protested these adjustments.

At December 31, 2018 and 2017, the Company had total unrecognized tax benefits of approximately $808,000. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At December 31, 2017, if recognized, approximately $808,000 of tax benefits, net of valuation allowance, would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense. Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

On December 22, 2017, new U.S. tax legislation was enacted that has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate to 21%, revising the rules governing net operating losses and foreign tax credits, and introducing new anti-base erosion provisions. For the year ended December 31, 2017, we reflected a write-down of our deferred income tax assets (including the value of our net operating loss carryforwards and our tax credit carryforwards) due the reduction of the U.S. corporate income tax rate and recorded a reduction of approximately $25,261,000 related to the revaluation of our deferred tax assets. This amount was not adjusted during the year ended December 31, 2018. Given the full valuation allowance provided for net deferred tax assets as of December 31, 2018 and 2017, the change in tax law did not have a material impact on our consolidated financial statements.

9.  EQUITY-BASED INCENTIVE PLANS

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

•
Automatic Option Grant Program. Through fiscal year 2016, each non-employee director received restricted stock units or stock options for the number of shares determined by dividing the annual retainer by the grant date fair value of Acacia’s common stock on the grant date. In addition, each new non-employee director received restricted

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

stock units or stock options for the number of shares determined by dividing the annual board of directors retainer by the grant date fair value of Acacia’s common stock on the commencement date. These restricted stock units and stock options vested in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control. Acacia will deliver the unrestricted shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events: (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director’s service as a member of the Company’s Board of Directors. The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered.

The number of shares of Common Stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At December 31, 2018, there were 709,000 shares available for grant under the 2013 Plan.

The number of shares of Common Stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the Plan. At December 31, 2018, there were 3,689,000 shares available for grant under the 2016 Plan.

Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock. Acacia’s board of directors may amend or modify the Plans at any time, subject to any required stockholder approval. As of December 31, 2018, there are 7,938,000 shares of common stock reserved for issuance under the Plans.

Stock-based award grant activity for the periods presented was as follows:

	2018		2017
	Shares	Aggregate fair value (in thousands)	Shares	Aggregate fair value (in thousands)
Restricted stock awards with time-based service conditions	102,000	$386	—	$—
Stock options with time-based service vesting conditions	930,000	1,588	1,368,000	2,930
Total incentive awards granted	1,032,000	$1,974	1,368,000	$2,930

The following table summarizes stock option activity for the Plans for the year ended December 31, 2018:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2017	5,830,000	$5.13
Granted	930,000	$3.91
Exercised	(83,000)	$3.12
Expired/forfeited	(3,168,000)	$5.00
Outstanding at December 31, 2018	3,509,000	$4.96	4.1 years	$—
Vested	2,339,000	$4.82	3.2 years	$—
Exercisable at December 31, 2018	2,339,000	$4.82	3.2 years	$—

The aggregate intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $51,000 and $296,000, respectively. The aggregate intrinsic value of options vested during the year ended December 31, 2018 was $0. The aggregate fair value of options granted during the year ended December 31, 2018 was $1,588,000. The aggregate fair value of options vested during the years ended December 31, 2018 and 2017 was $1,918,000 and $2,009,000, respectively.  As of December 31, 2018, the total unrecognized compensation expense related to nonvested stock option awards was $844,000, which is expected to be recognized over a weighted-average term of approximately 1 year.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes nonvested restricted share activity for the year ended December 31, 2018:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2017	123,000	$4.77
Granted	102,000	$3.79
Vested	(225,000)	$4.32
Canceled	—	$—
Nonvested restricted stock at December 31, 2018	—	$—

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2018 and 2016 was $3.79 and $3.12, respectively.  There were no grants of restricted stock during the year ended December 31, 2017. The aggregate fair value of restricted stock that vested during the years ended December 31, 2018 and 2017 was $972,000 and $1,560,000, respectively. As of December 31, 2018, there was no unrecognized compensation expense related to nonvested restricted stock awards.

The following table summarizes restricted stock unit activity for the year ended December 31, 2018:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested restricted stock units outstanding at December 31, 2017	2,000	$16.72
Vested	(2,000)	$16.72
Nonvested restricted stock units outstanding at December 31, 2018	—	$—
Vested restricted stock units outstanding at December 31, 2018	31,000	$15.43

There were no restricted units granted during the years ended December 31, 2018 and 2017. The aggregate fair value of restricted stock units that vested during the years ended December 31, 2018 and 2017 was $40,000 and $200,000, respectively. As of December 31, 2018, there was no unrecognized compensation expense related to restricted stock unit awards.

Profits Interest Plan

On February 16, 2017, AIP Operation LLC, a Delaware limited liability company (“AIP”), and an indirect subsidiary of Acacia, adopted a Profits Interest Plan (the “Plan”) that provides for the grant of membership interests in AIP to certain members of management and the Board of Directors of Acacia as compensation for services rendered for or on behalf of AIP. Each profits interest unit granted pursuant to the Plan is intended to qualify as a “profits interest” for U.S. federal income tax purposes and will only have value to the extent the fair value of AIP increases beyond the fair value at the issuance date of the membership interests. The membership interests are represented by units (the “Units”) reserved for the issuance of awards under the Plan. The Units entitle the holders to share in or be allocated certain AIP profits and losses and to receive or share in AIP distributions pursuant to the AIP Limited Liability Company Operating Agreement entered into as of February 16, 2017 (the “LLC Agreement”). In connection with the adoption of the Plan, a form of Profits Interest Agreement was approved pursuant to which Units may be granted from time to time. Units vest upon AIP’s achievement of certain performance milestones (one-third upon 150% appreciation, and the remaining two-thirds upon 300% appreciation in value of Acacia’s aggregate investment in Veritone), subject to the continued service of the recipient, and are subject to the terms and conditions of the Plan, the Profits Interest Agreement and the LLC Agreement. The Units were fully vested in September 2017.

Acacia owns 60% of the membership interests in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients. As of December 31, 2018, AIP holds the Veritone 10% Warrant described at Note 6.

Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted in February 2017, with an aggregate grant date fair value of $722,000. The fair value of the Units totaled $591,000 as of December 31, 2018. Upon full vesting of the units in September 2017, all previously unrecognized compensation expense was immediately recognized.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense for the periods presented was comprised of the following:

	2018	2017

Restricted stock awards with time-based service conditions	$460	$1,025
Restricted stock unit awards with time-based service conditions	1	161
Restricted stock awards with performance-based vesting conditions	—	121
Stock options with time-based service vesting conditions	1,672	2,165
Stock options with market-based vesting conditions	—	2,372
Profits interests units	(2,450)	3,041
Total compensation expense	$(317)	$8,885

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring at various dates from 2019 through 2020. Minimum annual rental commitments, net of guaranteed sublease income, for operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Years ending December 31,
2019	$599
2020	89
Total minimum lease payments	$688

Rent expense for the years ended December 31, 2018 and 2017 approximated $1,106,000 and $1,392,000, respectively. Rental payments are expensed in the statements of operations in the period to which they relate. Scheduled rent increases are amortized on a straight-line basis over the lease term. During the year ended December 31, 2018, we recorded a one-time charge of $629,000 for the excess of lease payments over anticipated sublease income through expiration of the lease.

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

Other

On June 17, 2015, Celltrace Communications Ltd. (“Celltrace”) filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud.  Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages.  Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pending arbitration before the International Court of Arbitration for the International Chamber of Commerce (the “ICC”).  Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal.  Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016.  Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses.  A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017.  The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018.  The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019.  At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which is currently scheduled to conclude in April 2019, after which the tribunal will render a decision.  Acacia continues to vigorously contest all allegations of wrongdoing.

On December 6, 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in an amount to be determined.

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows. Fiscal year 2018 operating expenses included expenses for settlement and contingency accruals totaling $2,602,000, net of prior accruals.
Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at December 31, 2018.

Other

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund invests in, licenses and enforces IP consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund was terminated as of December 31, 2017. The final distribution to the partners of the Acacia IP Fund will be made in 2019.

11.  RETIREMENT SAVINGS PLAN AND EXECUTIVE SEVERANCE POLICY

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

Executive Severance Policy.  Under Acacia’s Amended Executive Severance Policy, full-time employees as of July 2017 and prior with the title of Senior Vice President and higher (“SVP and higher”) are entitled to receive certain benefits upon termination of employment. If employment of an SVP and higher employee is terminated for other than cause or other than on account of death or disability, Acacia will (i) promptly pay to the SVP and higher employee a lump sum amount equal to the aggregate of (a) accrued obligations (i.e., annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of base salary

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for each full year that the SVP and higher employee was employed by the Company (the “Severance Period”), up to a maximum of twelve (12) months (eighteen (18) months for executive officers of Acacia Research Corporation) of base salary, and (ii) provide to the SVP and higher employee, Acacia paid COBRA coverage for the medical and dental benefits selected in the year in which the termination occurs, for the duration of the Severance Period. Results for the year ended December 31, 2018 and 2017 include $2,458,000 and $1,421,000 in benefits paid under the executive severance policy.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for state income taxes totaled $140,000 and $181,000 for the years ended December 31, 2018 and 2017, respectively. Foreign taxes withheld totaled $1,093,000 and $2,865,000 for the years ended December 31, 2018 and 2017, respectively. Refer to Note 4 for accrued foreign taxes payable.

Refer to Note 6 for information regarding noncash investing activity related to the investment in Veritone for the periods presented.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

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

The impact of the adoption of the new accounting standard on the condensed consolidated balance sheet and statement of operations was as follows (in thousands):

	December 31, 2018
	Balance as Reported	Balance under Legacy GAAP	Effect of Change
Balance Sheets:
Accounts receivable	$32,884	$28,500	$4,384
Royalties and contingent legal fees payable	22,688	20,404	2,284

	Year Ended December 31, 2018
	Balance as Reported	Balance under Legacy GAAP	Effect of Change
Statements of Operations:
Revenues	$131,506	$131,723	$217
Inventor royalties	$35,168	$34,295	$(873)
Contingent legal fees	$31,501	$32,020	$519

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

Recent Accounting Pronouncements - Not Yet Adopted.

In February 2016, the FASB issued an accounting standard update which requires lessees to recognize most leases on the balance sheet. This is expected to increase both reported assets and liabilities. The new lease standard does not substantially change lessor accounting. For public companies, the standard will be effective for the first interim reporting period within annual periods beginning after December 15, 2018, although early adoption is permitted. Lessees and lessors will be required to apply the new standard at the beginning of the earliest period presented in the financial statements in which they first apply the new guidance, using a modified retrospective transition method. The requirements of this standard include a significant increase in required disclosures. The Company has two leases with terms that extend beyond 12 months at December 31, 2018. Both leases have guaranteed sublease income through the termination of the lease. Management does not believe that the impact that adopting this new accounting guidance will have a material effect on its financial statements and footnote disclosures and expects to adopt the new standard effective January 1, 2019.

14.  FAIR VALUE DISCLOSURES

Acacia holds the following types of financial instruments at December 31, 2018 and 2017.

Trading securities - debt. Debt securities includes corporate bonds with fair value that is determined by third party quotations from outside pricing services and/or computerized pricing models, which may be based on transactions, bids or estimates. Acacia classifies the fair value of corporate bonds within Level 2 of the valuation hierarchy.

Trading securities - equity. Equity securities includes investments in public companies common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy.

Investments at fair value - common stock. Acacia’s equity investment in Veritone common stock is recorded at fair value based on the quoted market price of Veritone’s common stock on the applicable valuation date. The fair value at December 31, 2017 was adjusted for an estimated discount for lack of marketability (“DLOM”) associated with the restricted nature of the common shares under a lock-up agreement at December 31, 2017 (Level 3 input). At December 31, 2018, there were no restrictions on the common shares and the investment in common shares was transfered from Level 3 to Level 1.

Investments at fair value - warrants. Warrants are recorded at fair value, as based on the Black-Scholes option-pricing model (Level 2). Warrants on securities under a lock-up agreement are adjusted for an estimated discount for lack of marketability (“DLOM”) associated with the restricted nature of the common shares (Level 3).

Profits interests. For the year ended December 31, 2018, the fair value of the Units was estimated at 40% of the fair value of the 10% Warrant, based on the Black-Scholes option-pricing model (Level 2). For the year ended December 31, 2017, the fair value of the Units was estimated based on probable vesting dates and values for the applicable instruments (i.e. common stock and warrants related to Acacia’s Veritone investment described at Note 6) underlying or associated with the Units (Level 3).

15.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2018, the Company paid $976,000 in expenses related to the reimbursement of costs incurred by Sidus Investment Management, LLC (“Sidus”) on behalf of the participants (together with Sidus, the “Participants”) named in the proxy statement filed on June 7, 2018 by the Participants, in connection with a contested proxy election. These expenses are included in general and administrative expenses on the consolidated statements of operations.  Alfred V. Tobia, Jr. and Clifford Press are related parties as each of them are Participants and members of the Company’s Board of Directors.  In addition, Sidus is a related party as Mr. Tobia is a Co-Founder and Managing Member at Sidus.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  QUARTERLY FINANCIAL DATA (unaudited)
The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2018. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2018	2018	2018	2018	2017	2017	2017	2017
	(Unaudited, in thousands, except share and per share information)
Revenues	$62,093	$6,485	$13,725	$49,203	$8,854	$16,457	$36,633	$3,458
Portfolio operations:
Inventor royalties	21,744	1,241	1,181	11,002	666	4,273	—	13
Contingent legal fees	15,759	1,037	2,949	11,756	627	3,236	12,173	646
Patent acquisition expenses	4,000	—	—	—	—	—	—	—
Litigation and licensing expenses - patents	2,989	2,639	1,549	1,689	6,386	4,134	4,073	3,626
Amortization of patents	5,330	5,278	4,952	11,560	5,515	5,571	5,625	5,443
Impairment of patent-related intangible assets	—	28,210	—	—	—	—	2,248	—
Other portfolio expenses	—	—	2,202	400	—	—	—	1,200
Total portfolio operations	49,822	38,405	12,833	36,407	13,194	17,214	24,119	10,928
Net revenue (loss)	12,271	(31,920)	892	12,796	(4,340)	(757)	12,514	(7,470)
General and administrative expenses (including non-cash stock compensation expense)	3,301	6,916	5,855	2,778	7,236	7,167	12,956	(140)
Operating income (loss)	8,970	(38,836)	(4,963)	10,018	(11,576)	(7,924)	(442)	(7,330)
Total other income (expense)	(40,890)	10,615	(27,595)	(20,988)	696	(4,862)	159,027	(102,950)
Income (loss) before provision for income taxes	(31,920)	(28,221)	(32,558)	(10,970)	(10,880)	(12,786)	158,585	(110,280)
Provision for income taxes	(191)	(285)	(306)	(397)	(1,241)	(1,478)	(216)	(20)
Net income (loss) including noncontrolling interests	(32,111)	(28,506)	(32,864)	(11,367)	(12,121)	(14,264)	158,369	(110,300)
Net (income) loss attributable to noncontrolling interests in subsidiaries	73	79	(331)	(2)	291	12	96	97
Net income (loss) attributable to Acacia Research Corporation	$(32,038)	$(28,427)	$(33,195)	$(11,369)	$(11,830)	$(14,252)	$158,465	$(110,203)
Net income (loss) per common share attributable to Acacia Research Corporation:
Basic and diluted income (loss) per share	$(0.63)	$(0.57)	$(0.67)	$(0.23)	$(0.24)	$(0.28)	$3.13	$(2.18)
Weighted-average number of shares outstanding, basic	50,632,958	50,061,812	49,557,748	49,639,172	50,333,056	50,499,948	50,554,234	50,590,460
Weighted-average number of shares outstanding, diluted	50,632,958	50,061,812	49,557,748	49,639,172	50,333,056	50,499,948	50,599,974	50,590,460