Form 10-K/A
period 2018-12-31
ACACIA RESEARCH CORP
filed 2019-04-30
CIK 934549

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
As of April 29, 2019, 49,681,203 shares of common stock were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 of Acacia Research Corporation (the “Company,” “Acacia,” “we,” “our,” and “us”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2019 (the “Original Filing”). At the time that we filed the Original Filing, we intended to file a definitive proxy statement for our 2019 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are filing this Amendment to amend Part III (Items 10 through 14) of the Original Filing to include the information required by and not included in Part III of the Original Filing because we now expect to file a definitive proxy statement for our 2019 Annual Meeting of Stockholders after such 120-day period. Part IV (Item 15) of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14 promulgated by the SEC under the Exchange Act.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the SEC subsequent to March 15, 2019.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding Our Board of Directors
The following table sets forth information as to the persons who currently serve as our directors.

Name	Age	Director Since	Positions with the Company
C. Allen Bradley, Jr.*^$#(1)	67	2018	Director
Maureen O’Connell*+#(1)	57	2019	Director
Clifford Press%$	65	2018	Director
Alfred V. Tobia, Jr.%$	54	2018	Director
Katharine Wolanyk*+^#(1)	56	2019	Director

(1)
C. Allen Bradley, Jr., Maureen O' Connell and Katharine Wolanyk are currently serving as Chairpersons of the Nominating and Governance Committee, Audit Committee and Compensation Committee, respectively.

* Member of the Audit Committee
+ Member of the Compensation Committee
^ Member of the Nominating and Governance Committee
% Member of the Investment Committee
$ Member of the IP Portfolio Committee
# Member of the Sub-Committee

Biographical information regarding the election as a director and each other person whose term of office as a director will continue after the Annual Meeting is set forth below.
Directors with Terms Expiring in 2019 (Class I)
C. Allen Bradley, Jr. has served as a director since August 2018. Mr. Bradley has over 30 years of insurance underwriting, legal and public company executive leadership experience. Most recently, he served as Chairman of the Board of AMERlSAFE (NASDAQ: AMSF) a specialty provider of workers’ compensation insurance focused on small to mid-sized employers engaged in hazardous industries from October 2005 until April 2016. He served as Chief Executive Officer from December 2003 until March 2015. Additionally, he served as President from November 2002 until August 2010 and as a Director from June 2003. Mr. Bradley joined the company in 1994 and in addition to the positions described above, Mr. Bradley has served in various other executive capacities, including General Counsel, Chief Operating Officer, and Secretary. He also managed various departments within the company including underwriting, safety services, and human resources.
From 2012-2016 Mr. Bradley served as a member of the Board of Directors of the National Council of Compensation Carriers (NCCI) and as a member of its Compensation Committee. He also served as a member of the Curriculum Advisory Committee of the National Society of Certified Risk Managers. Mr.Bradley has served as a member of the Board of Directors of Stewart Information Systems Corporation (NYSE: STC) from January 2017 to the present. Additionally, he served as a member of the Nominating & Corporate Governance and Compensation Committees of Stewart. Further, Mr. Bradley is a member of the Board of Directors of Tiberius Acquisition Corporation (NASDAQ: TIBRU), a special purpose acquisition company focused on the insurance industry. Prior to joining AMERISAFE, Mr.Bradley was engaged in the private practice of law. From 1984 to 1992 Mr.Bradley served as a member of the Louisiana House of Representatives. He chaired the House Committee on Civil Law and Procedure from 1988-1992 and the Rural Caucus form 1990-l992. From 1988-1992 Mr. Bradley was a member of the Louisiana State Bond Commission, the Louisiana authority regulating governmental bond issuance. Mr.Bradley is a graduate of Southeastern Louisiana University (1973) and received his Juris Doctorate from Louisiana State University in Baton Rouge, Louisiana (1976). We believe that Mr.Bradley’s experience in corporate governance, executive compensation, litigation management, governmental regulation and compliance, risk management and investor relations makes him qualified to serve on the Board.

Katharine Wolanyk has served as a director since January 2019. Ms. Wolanyk is a Managing Director at Burford Capital, LLC, where she leads the Chicago office as well as Burford’s IP business. Ms. Wolanyk’s career spans the business, legal and engineering arenas, with a particular focus in intellectual property. She was named a World’s Leading IP Strategist by Intellectual Asset Management (IAM) in 2015 through 2018, and writes and speaks frequently on intellectual property issues.

Prior to joining Burford, Ms. Wolanyk was President, Chief Legal Officer and a Board member of Soverain Software, an enterprise software company whose patent portfolio has been licensed extensively in the software and Internet retailing industries. Ms. Wolanyk also was intellectual property counsel to Terremark Worldwide, Inc., a publicly traded IT solutions firm, General Counsel of Data Return LLC, a managed hosting provider, Senior Vice President of corporate development at Divine, Inc., a publicly traded enterprise software company a corporate attorney at Latham & Watkins LLP, and a systems engineer at Hughes Aircraft Company. Ms. Wolanyk earned her JD from the University of Chicago Law School, and a BS in engineering from Michigan State University. She has served on the University of Chicago Law School Visiting Committee and on the Board of Managers of the YMCA of Metropolitan Chicago. We believe that Ms. Wolanyk’s extensive business experience and IP expertise make her qualified to serve on the Board.

Directors with Terms Expiring in 2020 (Class II)
Maureen O’Connell has served as a director since January 2019. Prior to joining Acacia, Ms. O'Connell briefly provided consulting services to the Company from September 2018 to November 2018. Ms. O’Connell is a global business executive, CFO and board director recognized for significant value creation through strategic thinking and action at numerous public companies. She has held executive leadership and board positions in a variety of industries including media, education, digital, retail, technology, professional services, biotech, pharma, homebuilding, real estate and insurance. She has chaired the Audit Committee, served on the Transaction and Nominating Committees, and served as the designated financial expert for Fortune 500 and high growth public companies listed on NYSE and NASDAQ. In addition, Ms. O’Connell is a certified public accountant and has been in good standing since 1987. Ms. O’Connell is also recognized for her extensive M&A experience and her strength in operations and technology. Ms. O’Connell was appointed to the Harte Hanks (NYSE: HHS) Board in June 2018 and is a member of the Audit Committee and Compensation Committee of Harte Hanks. Ms. O’Connell served on the Board of Sucampo Pharmaceuticals Inc. (NASDAQ: SCMP), a fast growth biotech company, from 2013 to 2018. She played a key role in its sale to Mallinckrodt Plc for $1.2 billion in February 2018. From 2007 to 2017, Ms. O'Connell has served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of Scholastic, Inc., a well-known publisher and distributor of children's books and a leading company in educational technology and children's media. From 2002 to 2007, Ms. O’Connell served on the Board of Beazer Homes (NYSE: BZH), a Fortune 500 homebuilder. Initially, Ms. O’Connell served on the Audit and Compensation Committees of Beazer Homes and in 2003 was named Audit Chair. We believe that Ms. O’Connell’s financial expertise and extensive financial experience at public companies make her qualified to serve on the Board.

Directors with Terms Expiring in 2021 (Class III)

Clifford Press has served as a director since June 2018. Mr. Press has been a Managing Member of OPP, LLC, and its predecessor firm, Oliver Press Partners, LLC, an investment advisory firm, since March 2005. From 1986 to March 2003, Mr. Press served as a General Partner of Hyde Park Holdings, Inc., a private equity investment firm that he co-founded. Mr. Press currently serves on the Boards of Directors of Drive Shack, Inc. (NYSE: DS), an operator of golf-related leisure and entertainment businesses, where he has served since February 2016 and Quantum Corporation (OTC: QMCO), a provider of data storage solutions, where he has served since April 2016. From October 2016 until June 2018 Mr. Press served as a director of Stewart Information Services Corporation (NYSE: STC), a real estate information, title insurance and transaction management company. From March 2008 to November 2009, Mr. Press served as a director of Coherent Inc. (NASDAQ: COHR), a manufacturer of laser-based photonic products. From December 2011 until the company was acquired in February 2013, Mr. Press served as a director of SeaBright Holdings, Inc. (formerly NYSE: SBX), a specialty provider of multi-jurisdictional workers’ compensation insurance. From 2001 to June 2011, Mr. Press served as a director of GM Network Ltd., a private holding company providing Internet-based digital currency services. Mr. Press received his MA degree from Oxford University and an MBA degree from Harvard Business School. We believe that Mr. Press’s financial expertise and over 25 years of experience investing in a broad range of public and private companies, together with his extensive governance oriented public company board experience, makes him well qualified to serve on the Board.

Alfred V. Tobia, Jr. has served as a director since June 2018.  Mr. Tobia is currently Chairman of the Board and Chairman of the Nomination and Governance Committee of Harte Hanks.  Mr. Tobia is a co-Founder and Portfolio Manager for Sidus Investment Management, LLC and its affiliates, founded in 2000, in which capacity he oversees the management of the Sidus equity funds and provides analysis to the firm’s credit fund.  Mr. Tobia was previously a Senior Managing Director and Supervisory Analyst (1996 to 2000) within the data networking and telecommunication equipment sectors at Banc of America Securities (formerly Montgomery). From 1992 to 1996, he was a Senior Analyst at Wertheim Schroeder & Co., focusing on PC and entertainment software, data networking and special situations. Prior to that, Mr. Tobia was an analyst at Mabon Nugent & Co. (1986 to 1992), covering various sectors of technology.  Mr. Tobia graduated in 1986 from Lafayette College with an AB in Engineering with a concentration in Computer Science.  Mr. Tobia has extensive financial experience in both public and private companies and executive experience through the management of a small-cap investment fund. Mr.

Tobia’s background and insights provide valuable expertise in corporate finance, strategic planning, and capital and credit markets. We believe Mr. Tobia’s extensive financial experience and his executive and management experience make him qualified to serve on the Board.

Audit Committee
The Audit Committee currently consists of Mr. Bradley and Mses. O’Connell and Wolanyk, each of whom is independent under the listing standards of the Nasdaq Stock Market. Ms. O’Connell currently serves as the Chairman of the Audit Committee. Mr. Walsh served on the Audit Committee until March 30, 2018, when he stepped down from the committee. Messrs. Davis and Falzone were appointed to the Audit Committee on March 30, 2018 and April 18, 2018 respectively. Mr. Falzone served as the Audit Committee Chairman until his resignation as a director on July 25, 2018. Messrs. Davis and deBoom served as members of the Audit Committee until their resignation as directors on August 7, 2018. Mr. Press was appointed to the Audit Committee and as Chairman of the Audit Committee on July 31, 2018, and Messrs. Tobia and Bradley were appointed to the Audit Committee on August 8, 2018 and August 14, 2018, respectively. On February 1, 2019, the Audit Committee was reorganized with its current membership, with Messrs. Press and Tobia stepping down from the Audit Committee. The Audit Committee held four meetings during the fiscal year ended December 31, 2018.
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
The Board has determined that each of Mr. Bradley and Mses. O’Connell and Wolanyk is an “audit committee financial expert,” as defined by Item 407(d)(5)(ii) of Regulation S-K.
Executive Officers

The table below provides information concerning our executive officers as of the date of this Amendment(1).

Name	Age	Positions with the Company
Marc W. Booth	61	Chief Intellectual Property Officer
____________________

(1)	Messrs. Haynes and Treska were terminated effective August 10, 2018. Mr. Stewart was terminated effective September 7, 2018.

Marc W. Booth joined Acacia Research Corporation as its Chief Intellectual Property Officer on August 8, 2018. Mr. Booth has over 10 years of experience in patent analysis/licensing in areas such as semiconductor, telecommunications, consumer electronics and medical devices. Mr. Booth served as the Executive Vice President, General Manager of Acacia Research Group LLC from 2013 to 2017. He joined Acacia in 2006 as Vice President. Prior to joining Acacia, Mr. Booth’s career in design and development included positions as Senior Director Engineering of Powerwave Technologies; Vice President Engineering and CTO of Comarco Wireless Technologies and Vice President Engineering, Sony Corporation. He began his engineering career as a Masters Fellow at Hughes Aircraft Co. Display Systems Division. Mr. Booth holds a BS Physics from the University of California Riverside and an MSEE degree from the University of Southern California.
Codes of Conduct
In February of 2019, we adopted an updated corporate Code of Conduct for Employees and Directors and corporate Code of Conduct for Chief Executive Officer and Other Senior Financial Officers both of which may be viewed on our website at www.acaciaresearch.com. The corporate Code of Conduct for Employees and Directors applies to all of our officers, directors and employees. The Code of Conduct for Chief Executive Officer and Other Senior Financial Officers is an additional code that specifically applies to our principal executive officer, principal financial officer and accounting officer and controller or persons performing similar functions. Any waiver of the corporate Code of Conduct for Employees and Directors may be made only by the Board and must be promptly disclosed to stockholders in the manner required by applicable law. Any waiver of the Code of Conduct for Chief Executive Officer and Other Senior Financial Officers may be made only by the Audit Committee and must be promptly disclosed to stockholders in the manner required by applicable law.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. We believe that, based on the written representations of our directors and officers, and the copies of reports filed with the SEC during the fiscal year ended December 31, 2018, our directors, officers and holders of more than 10% of our common stock complied with the requirements of Section 16(a) except that a Form 3 report was filed late on July 3, 2018 on behalf of Paul Falzone, a Form 3 report was filed late on July 3, 2018 on behalf of Joseph E. Davis and two Form 4 reports were filed late on December 6, 2018 and February 14, 2019 on behalf of Alfred V. Tobia, Jr. to disclose reportable transactions.

ITEM 11. EXECUTIVE COMPENSATION

Executive Summary
This narrative discussion of the compensation policies and arrangement that apply to our named executive officers is intended to assist your understanding of, and to be read in conjunction with, the Summary Compensation Table and related disclosures set forth below. We are a smaller reporting company, and therefore, we are eligible to comply with the executive compensation disclosure rules applicable to a smaller reporting company as defined in applicable SEC rules and regulations.
For the 2018 fiscal year, our named executive officers were as follows:

•	Marc W. Booth, our Chief Intellectual Property Officer (engaged August 8, 2018).

•	Robert B. Stewart, Jr., our President and our principal executive officer (terminated effective September 7, 2018).

•	Clayton J. Haynes, our Chief Financial Officer, Senior Vice President of Finance and Treasurer (terminated effective August 10, 2018).

•	Edward J. Treska, our Executive Vice President, General Counsel and Secretary (terminated effective August 10, 2018).

Overview and Objectives of Our Executive Compensation Programs
Our compensation policies for executive officers seek to align our executive officer’s interests and motivations with those of our stockholders by rewarding both short and long-term objectives. Overall compensation of our executive officers should provide a competitive level of total compensation that enables us to attract, retain and incentivize highly qualified executive officers with the background and experience necessary to lead the company and achieve its business goals.
On February 12, 2018, our former Compensation Committee approved the 2018 executive compensation program. The 2018 executive compensation plan (the “2018 Compensation Plan”) provided a target pay mix (as a percentage of total compensation), on average for all the three named executive officers previously employed at the time the 2018 Compensation Plan was approved of 42% base salary, 4% annual short-term incentive, and 54% long-term incentive.
Base Salary
At the end of fiscal year 2018, or at the date of termination, the base salaries of our named executive officers were:

Name of Executive	Position	Base Salary
Marc W. Booth(1)	Chief Intellectual Property Officer	$250,000
Robert B. Stewart, Jr.(3)	President	$450,000
Clayton J. Haynes(2)	Chief Financial Officer, Senior Vice President of Finance and Treasurer	$412,000
Edward J. Treska(2)	Executive Vice President, General Counsel and Secretary	$440,000
____________________________________
(1)    Mr. Booth was engaged effective August 8, 2018.
(2)    Messrs. Haynes and Treska were terminated effective August 10, 2018.
(3)    Mr. Stewart was terminated effective September 7, 2018.

Annual Incentive Compensation

The former Compensation Committee awarded the following cash awards to our named executive officers in fiscal year 2018:

Named Executive Officer	Discretionary Bonus
Marc W. Booth(1)	$254,808
Edward J. Treska(2)	$246,842
______________________

(1)
Mr. Booth received a discretionary bonus of $250,000 at the end of fiscal year 2018. Consistent with our practice in prior years, all of our employees, including each of our named executive officers that was serving as of the end of fiscal year 2018, received a year-end holiday bonus equal to one week’s salary. As a result, Mr. Booth received a year-end holiday bonus of $4,808.

(2)
Mr. Treska was paid bonuses of $230,940 and $15,902 for expanded efforts relating to licensing transactions in the first and second quarters of 2018, respectively. Mr. Treska was terminated effective August 10, 2018.

Equity Compensation
To align compensation with long term performance, our equity compensation plan allows for the grant of stock options and restricted stock awards to our named executive officers and other employees. Each named executive officer is eligible to be considered for an annual equity award.
The chart below shows the number of equity grants to our named executive officer during the 2018 fiscal year. Messrs. Haynes and Treska were terminated as named executive officers effective August 10, 2018 and Mr. Stewart was terminated as a named executive officer effective September 7, 2018:

Name	Number of Fair Market Priced Options(1)	Restricted Stock Awards(5)
Robert B. Stewart, Jr.(1)	50,000	33,974
Clayton J. Haynes(2)(3)	50,000	33,974
Edward J. Treska(2)(4)	50,000	33,974
_____________________________________

(1)
One-sixth of the fair market value options vested every six months until Mr. Stewart’s termination on September 7, 2018. 8,333 fair market priced options were vested as of the date of termination. As of December 31, 2018, the restricted stock awards have not been delivered.

(2)
One-sixth of the fair market value options vested every six months until Messrs. Haynes and Treska’s consulting agreements were terminated on January 1, 2019. 8,333 fair market priced options were vested as of the date of termination of Messrs. Haynes and Treska consulting agreements. The restricted stock awards were delivered to each of Messrs. Haynes and Treska on August 10, 2018.

(3)
On August 8, 2018, Mr. Haynes entered into a consulting agreement (the "Haynes Consulting Agreement") with the Company, the terms of which stipulate that because the Haynes Consulting Agreement was entered into concurrently with Mr. Haynes’ termination of employment, any existing stock options granted by the Company to Mr. Haynes prior to the effective date of the Haynes Consulting Agreement would continue to vest throughout the term of the Haynes Consulting Agreement. The Haynes Consulting Agreement was terminated on January 1, 2019.

(4)
On August 8, 2018, Mr. Treska entered into a consulting agreement (the "Treska Consulting Agreement") with the Company, the terms of which stipulate that because the Treska Consulting Agreement was entered into concurrently with Mr. Treska’s termination of employment, any existing stock options granted by the Company to Mr. Treska prior to the effective date of the Treska Consulting Agreement would continue to vest throughout the term of the Treska Consulting Agreement. The Treska Consulting Agreement was terminated on January 1, 2019.

(5)	The number of shares subject to certain of these restricted stock awards is currently in dispute.

AIP Profits Interest Units
At its founding, we reserved 40% of the membership interest units of our indirect subsidiary, AIP Operation LLC ("AIP"), a Delaware limited liability company, as “profits interests,” which are rights to receive a specified percentage of distributions from AIP after we receive all of our unreturned capital. On February 16, 2017, AIP profits interests units were granted to the following named executive officers, as follows:

Name	Number of AIP Profits Interest Units(1)(2)	Percentage Interest(1)(2)
Robert B. Stewart, Jr.	110	11%
Edward J. Treska	110	11%
Clayton J. Haynes	70	7%
__________________________

(1)	G. Louis Graziadio, III was also granted 110 AIP profits interest units, or 11%, as described below in the "2018 Director Compensation Table" on page 14 of this Amendment.

(2)
Messrs. Haynes and Treska were terminated effective August 10, 2018. Mr. Stewart was terminated effective September 7, 2018. The Company has a purchase option to purchase the vested profits interest units of Messrs. Haynes, Treska and Stewart. The exercise price of the purchase option is the fair market value of the profits interest units on the date of termination of continuous service. Total liability for all outstanding profits interest units totaled $591,000 as of December 31, 2018. If the Company does not exercise the purchase option and AIP is eventually dissolved with no assets to distribute, the total liability for any outstanding profits interests units will be zero.

For additional information regarding the AIP profits interests units, refer to Note 9 in the consolidated financial statement in the Original Filing.

Separation Agreement and General Release and Consulting Payments
The Company terminated its Employment Agreements with each of Robert B. Stewart, Jr. on September 7, 2018, Edward J. Treska on August 10, 2018 and Clayton J. Haynes on August 10, 2018. In connection with such terminations, the Company (or one of its affiliates) entered into a Separation Agreement and General Release of Claims with each former employee and certain related documents as described below.
Robert B. Stewart, Jr. was terminated as our President effective September 7, 2018. Mr. Stewart and the Company entered into a Separation Agreement and General Release, effective November 12, 2018 (the “Stewart Separation Agreement”), pursuant to which Mr. Stewart received, (i) earned but unpaid base salary in the amount of $8,654, (ii) a lump sum payment in the amount of $675,000, representing 18 months of his base salary, (iii) accrued obligations (i.e., accrued vacation pay and reimbursable expenses) totaling $55,385, (iv) $37,500, representing the equivalent of Mr. Stewart’s one month salary in lieu of notice, (iv) reimbursement for COBRA premiums for the continuation of Mr. Stewart’s medical and dental coverage for a period of 18 months after his resignation totaling $27,464 and (vii) that certain Profits Interest Agreement dated February 16, 2017, between Mr. Stewart and AIP Operation LLC, a Delaware limited liability company, shall remain in effect pursuant to its terms.
Edward J. Treska was terminated as our Executive Vice President, General Counsel and Secretary effective August 8, 2018. Mr. Treska and Acacia Research Group LLC, a Texas limited liability company and wholly-owned subsidiary of the Company, entered into a Separation Agreement and General Release, dated as of August 10, 2018 (the “Treska Separation Agreement”), pursuant to which Mr. Treska received, (i) earned but unpaid base salary in the amount of $8,462, (ii) a lump sum payment in the amount of $660,000, representing 18 months of his base salary, (iii) accrued obligations (i.e., accrued vacation pay and reimbursable expenses) totaling $47,871, (iv) $36,667, representing the equivalent of Mr. Treska’s one month salary in lieu of notice, (v) 67,948 shares of Restricted Common Stock pursuant to the terms of the 2016 Acacia Research Corporation Executive Compensation Plan, (vi) reimbursement for COBRA premiums for the continuation of Mr. Treska’s medical and dental coverage for a period of 18 months after his resignation totaling $53,107 and (vii) that certain Profits Interest Agreement dated February 16, 2017, between Mr. Treska and AIP Operation LLC, a Delaware limited liability company, shall remain in effect pursuant to its terms. In connection with the Treska Separation Agreement, Mr. Treska and the Company entered into the Treska Consulting Agreement pursuant to which Mr. Treska provided consulting services to the Company until January 1, 2019 in exchange for payments of $25,000 per month.

Clayton J. Haynes was terminated as our Chief Financial Officer, Senior Vice President of Finance and Treasurer effective August 8, 2018. Mr. Haynes and Acacia Research Group LLC, a Texas limited liability company and wholly-owned subsidiary of the Company, entered into a Separation Agreement and General Release, dated as of August 10, 2018 (the “Haynes Separation Agreement”), pursuant to which Mr. Haynes received, (i) earned but unpaid base salary in the amount of $7,923, (ii) a lump sum payment in the amount of $618,000, representing 18 months of his base salary, (iii) accrued obligations (i.e. accrued vacation pay and reimbursable expenses) totaling $50,708, (iv) $34,333, representing the equivalent of Mr. Haynes’ one month salary in lieu of notice, (v) 67,948 shares of Restricted Common Stock pursuant to the terms of the 2016 Acacia Research Corporation Executive Compensation Plan, (vi) reimbursement for COBRA premiums for the continuation of Mr. Haynes’ medical and dental coverage for a period of 18 months after his resignation totaling $43,828 and (vii) that certain Profits Interest Agreement dated February 16, 2017, between Mr. Haynes and AIP Operation LLC, a Delaware limited liability company, shall remain in effect pursuant to its terms. In connection with the Haynes Separation Agreement, Mr. Haynes and the Company entered into the Haynes Consulting Agreement pursuant to which Mr. Haynes provided consulting services to the Company until January 1, 2019 in exchange for payments of $10,000 per month.

Employment Agreements
We entered into an Employment Agreement with Marc Booth on August 8, 2018 (the “Booth Employment Agreement”), which, among other things, provides for annual base compensation of $250,000, an annual bonus to be determined by the Board, reimbursement for certain travel expenses and customary benefits provided to all of our employees, including medical, dental, vision, life, and disability insurance, to the same extent made available to other employees, subject to applicable law. The Booth Employment Agreement does not include any severance payments or change of control bonuses.

We do not have any employment agreements or other compensatory plans, contracts or arrangements of any kind with our named executive officers which contain excise tax gross up provisions, guaranteed payment provisions, single trigger change of control provisions, guaranteed escalator provisions, or multi-year terms with auto renewal features. All employment agreements with our named executive officers may be terminated by either party for any reason upon thirty day’s advance notice. Upon termination without cause, the named executive officer will be eligible for payment pursuant to the terms of the employment agreement. In addition, the named executive officer is eligible for an annual incentive award equal to a percentage of his or her base salary, payable at the discretion of the Compensation Committee and in accordance with the compensation parameters described herein. The award is based upon personal performance, overall company performance and other factors as detailed above that the Compensation Committee considers. Our employment agreements and severance and change of control arrangements do not provide for the payment of any excise tax gross-up amounts.

We do not have any agreement or arrangement with any named executive officer relating to a change in control of our company other than any provisions for the accelerated vesting of stock awards in their respective stock award agreements as set forth in our employment agreements with the named executive officer.

Summary Compensation
The following table sets forth information concerning all cash and non-cash compensation earned for services rendered in all capacities to us during the last fiscal year for our named executive officers for the fiscal years ended December 31, 2018 and December 31, 2017.
SUMMARY COMPENSATION TABLE

Name and Principal Position(s)	Year	Salary ($)	Bonus ($)(2)	Stock Awards ($)(1)	Option Awards ($)(1)	Non- Equity Incentive Plan Compen-sation(3) ($)	Non-qualified Deferred Comp-ensation Earnings ($)	All Other Comp- ensation ($)(4)	Total ($)
Marc W. Booth	2018	94,231	4,808	—	—	250,000	—	37,125	386,164
Chief Intellectual Property Officer	2017	170,288	—	—	—	25,000	—	475,451	670,739

Robert B. Stewart, Jr.	2018	313,462	—	118,909	87,315	—	—	795,349	1,315,035
Former President	2017	400,000	7,692	—	446,235	400,000	—	79,420	1,333,347

Clayton J. Haynes	2018	259,054	—	133,518	87,315	—	—	793,536	1,273,423
Former Chief Financial Officer, Sr., Vice President	2017	393,978	7,577	—	446,235	266,688	—	50,540	1,165,018

Edward J. Treska	2018	276,538	—	133,518	87,315	246,842		914,312	1,658,525
Former Executive Vice President, General Counsel and Secretary	2017	420,000	8,077	—	446,235	481,000	—	79,420	1,434,732
____________________

(1)
Stock awards consist of restricted stock awards. The number of shares subject to certain of these restricted stock awards is currently in dispute. Option awards consist of incentive and non-qualified stock options. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate grant date fair value related to equity-based awards granted to the named executive officers during the years indicated, as determined, for financial statement purposes, pursuant to ASC Topic 718. The method used to calculate the aggregate grant date fair value of equity-based awards is set forth under Notes 2 and 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

(2)    Represents a non-discretionary year-end bonus equal to one week’s salary.

(3)    Represents incentive payments made pursuant to our cash incentive compensation program and other discretionary bonuses.

(4)
For Messrs. Stewart, Haynes and Treska only, "All Other Compensation" in 2017 represents the grant date fair value of profits interest units, as described above under the caption, “AIP Profits Interest Units” beginning on page 6 of this Amendment, which for financial statement purposes are accounted for at fair value in accordance with ASC Topic 718 as set forth under Notes 2 and 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown represent the aggregate estimated grant date fair value of the profits interest units granted. Recipients can only realize value from the profits interest if, and only if, we receive our unreturned capital related to the contribution of the Veritone 10% Warrant and there is a profit actually realized related to the exercise or sale of the Veritone 10% Warrant.

In addition, Messrs Booth, Haynes and Treska received $37,125, $46,667 and $116,667, respectively, in consulting payments in 2018. Mr. Booth received $11,000 in consulting payments in 2017. Messrs Stewart, Haynes and Treska received $795,349, $746,869 and $797,645, respectively, in severance and related termination payments in 2018. Mr. Booth received $464,451 in severance and related termination payments in 2017. Mr. Booth was terminated on June 2, 2017 and re-hired on August 8, 2018.

2018 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information, with respect to the named executive officers, concerning the outstanding equity awards of our common stock at the end of fiscal year 2018.

	Option Awards						Stock Awards
			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expira-tion Date(4)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Date
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable									Grant	Fully Vested(1)
Robert B. Stewart, Jr.(3)	156,614	—	—	3.90		3/1/2023	—	—	—	—	3/1/2016	3/1/2019
	187,500	—	—	5.75		8/1/2023	—	—	—	—	8/1/2016	N/A (3)
	32,051	—	—	5.40		3/15/2024	—	—	—	—	3/15/2017	3/15/2020
	37,677	—	—	6.75		3/15/2024	—	—	—	—	3/15/2017	3/15/2020
	8,333	—	—	4.00	4	1/2/2025	—	—	—	—	1/2/2018	1/2/2021
Clayton J. Haynes	79,338	—	—	3.12		3/1/2023	—	—	—	—	3/1/2016	11/20/2018
	187,938	—	—	3.90		3/1/2023	—	—	—	—	3/1/2016	11/20/2018
	208,333	41,667	—	5.75		8/1/2023	—	—	—	—	8/1/2016	5/20/2019
	64,102	32,051	—	5.40		3/15/2024	—	—	—	—	3/15/2017	11/20/2019
	75,354	37,678	—	6.75		3/15/2024	—	—	—	—	3/15/2017	11/20/2019
	8,333	41,667	—	4.00	4	1/2/2025	—	—	—	—	1/2/2018	1/2/2021
Edward J. Treska(3)	79,338	—	—	3.12		3/1/2023	—	—	—	—	3/1/2016	11/20/2018
	187,938	—	—	3.90		3/1/2023	—	—	—	—	3/1/2016	11/20/2018
	187,500	562,500	—	5.75		8/1/2023	—	—	—	—	8/1/2016	N/A (3)
	64,102	32,051	—	5.40		3/15/2024	—	—	—	—	3/15/2017	11/20/2019
	75,354	37,678	—	6.75		3/15/2024	—	—	—	—	3/15/2017	11/20/2019
	8,333	41,667	—	4.00	4	1/2/2025	—	—	—	—	1/2/2018	1/2/2021
____________________

(1)
Fully vested date assuming continued employment through the final vest date. In connection with the termination of each of the Haynes Consulting Agreement and Treska Consulting Agreement effective as of January 1, 2019, vesting of Messrs. Haynes and Treska's equity awards ended on January 1, 2019. In connection with the termination of Mr. Stewart effective as of September 7, 2019, vesting of Mr. Stewart's equity awards ended on September 7 , 2019.

(2)
The fair market value of a share of our common stock is assumed to be $2.98, which was the closing price of our common stock on the Nasdaq Global Select Market on December 31, 2018, the last trading day of 2018.

(3)
187,500 of Mr. Stewart's vested options expired on March 7, 2019. 562,500 of Mr. Treska's unvested options were canceled on January 1, 2019. Mr Treska's 187,500 vested options will expire on July 1, 2019.

(4)
Option Expiration Date assuming continued employment through the final vest date. In connection with the termination of each of the Haynes Consulting Agreement and Treska Consulting Agreement effective as of January 1, 2019, Messrs. Haynes and Treska's stock options will expire on July 1, 2019. In connection with the termination of Mr. Stewart effective as of September 7, 2019, Mr. Stewart's stock options expired on March 7, 2019.

2018 OPTION EXERCISES AND STOCK VESTED

The following table provides information for our named executive officers regarding option exercises and stock award vesting during fiscal year 2018, including the number of shares acquired upon exercise or vesting and the value realized as determined based on applicable SEC regulations. The value realized does not necessarily reflect the actual amount that will be paid to our named executive officers upon the sale of the shares.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(3)	Value Realized on Vesting ($)
Robert B. Stewart, Jr.(1)	66,115		$41,758	5,000	$17,750
Clayton J. Haynes(1)	—		—	67,948	$261,600
Edward J. Treska(1)	—		—	67,948	$261,600
Marc W. Booth(2)	—	—	—	—	$—
____________________

(1)	Mr. Stewart was terminated on September 7, 2018. Messrs. Haynes and Treska were terminated on August 10, 2018.

(2)	Mr. Booth was engaged as our Chief Intellectual Property Officer on August 8, 2018.

(3)	The number of shares subject to certain of these restricted stock awards is currently in dispute.

2018 DIRECTOR COMPENSATION TABLE

The following table provides fiscal year 2018 compensation information for our non-employee directors who served on the Board during 2018:

Current Members of the Board of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)(3)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total ($)

C. Allen Bradley, Jr.	30,539	—	—	—	—	—	30,539
Clifford Press(6)	385,724	—	—	—	—	—	385,724
Alfred V. Tobia, Jr.(6)	380,169	—	—	—	—	—	380,169
Maureen O’Connell(7)	—	—	—	—	—	100,000	100,000
Katharine Wolanyk(7)	—	—	—	—	—	—	—
Prior Members of the Board of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)(2)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)

William S. Anderson(5)	11,779	—	—	—	—	—	11,779
Joseph E. Davis	28,173	—	—	—	—	—	28,173
Fred A. deBoom	55,951	—	—	—	—	—	55,951
Paul Falzone	25,378	—	—	—	—	—	25,378
Edward W. Frykman(4)	26,668	—	—	—	—	—	26,668
G. Louis Graziadio, III	37,335	—	436,575	—	—	62,500	536,410
James F. Sanders	48,174	—	87,315	—	—	—	135,489
Frank E. Walsh, III	37,335	—	174,630	—	—	—	211,965

_________________________________________
(1) Messrs. Graziadio, Sanders and Walsh each received a grant of stock options on January 2, 2018 which subsequently expired unexercised. Messrs. Graziadio and Walsh were not reelected as directors at our Annual Meeting on June 14, 2018. Messrs. Anderson and Falzone resigned on July 25, 2018. Messrs. Davis, deBoom and Sanders resigned on August 7, 2018. There were no option awards outstanding at fiscal year-end for any of these directors.

(2) Amounts shown represent the aggregate grant date fair value of stock option awards granted to the directors as determined pursuant to ASC Topic 718, “Compensation - Stock Compensation,” or ASC Topic 718. The methodology used to calculate the value of stock options is set forth under Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on March 15, 2019.

(3)
Reflects cash payments totaling $62,500 made by us to Second Southern Corp., a company wholly owned by Mr. Graziadio and which he serves as President, in accordance with the Second Southern Corp. Consulting Agreement effective August 1, 2016, described below under the caption, “Certain Relationships and Related Transactions” beginning on page 19 of this Amendment.

On February 16, 2017, we granted profits interest units in our majority owned subsidiary to each of our named executive officers and Mr. Graziadio as described below under the caption, “AIP Profits Interest Units” beginning on page 6 of this Amendment. Mr. Graziadio's profits interests units are vested and remain outstanding as of December 31, 2018. Mr. Graziadio can only realize value from the profits interest units if, and only if, we receive our unreturned capital related to the contribution of certain assets and there is a profit actually realized related to those assets, as described in more detail below under the caption, “AIP Profits Interest Units” beginning on page 6 of this Amendment.

(4)
Mr. Frykman passed away on April 14, 2018. As of December 31, 2018 Mr. Frykman's estate had 102,800 vested and unexercised option awards with exercise prices ranging from $3.12 to $5.75. All of these options expired unexercised on April 13, 2019.

(5)	Mr. Anderson received a total of $45,379 in fees in fiscal year 2018, however, he returned $33,600 to the Company for failing to attend at least 75% of board meetings held in fiscal year 2017.

(6)
Due to exigent circumstances in connection with the departure of the Company’s previous management team, each of Messrs. Press and Tobia received $337,500 in total compensation for services rendered above and beyond their duties as directors of the Company.

(7) Mses. O'Connell and Wolanyk were appointed to the board on January 17, 2019. Ms. O'Connell briefly provided consulting services to the Company in fiscal year 2018 for total compensation of $100,000.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information known to us with respect to the beneficial ownership of our common stock as of April 29, 2019, by (i) all persons known to us to beneficially own five percent (5%) or more of our common stock, (ii) each of our directors, (iii) each of our named executive officers as identified in the “Summary Compensation Table” of the “Executive Compensation” section of this Amendment, and (iv) all directors and executive officers as a group.

Beneficial Owner	Common Stock, Restricted Stock and Restricted Stock Units	Shares of Common Stock Issuable Upon Exercise of Options(3)		Amount of Direct Beneficial Ownership of Common Stock	Amount of Indirect Beneficial Ownership of Common Stock	Percent of Class(1)
Named Executive Officers(2):
Marc W. Booth	40,000	—	—	40,000	$—	*
Clayton J. Haynes(4)	138,548	623,398		761,946	—	1.53%
Robert B. Stewart, Jr.(5)	52,500	—		52,500	—	*
Edward J. Treska(4)	90,294	577,429		667,723		1.34%
Directors
C. Allen Bradley, Jr.	—	—		—	—	*
Maureen O’Connell	—	—		—	—	*
Clifford Press	—	—		—	—	*
Alfred V. Tobia, Jr.	—	—		—	1,200,000	2.42%
Katharine Wolanyk	—	—		—	—	*
All Directors and Named Executive Officers as a Group (nine persons)	321,342	1,200,827		1,522,169	1,200,000	5.48%
* Less than one percent
_______________________________

(1)
The percentage of shares beneficially owned is based on 49,681,203 shares of our common stock outstanding as of April 29, 2019. Beneficial ownership is determined under the rules and regulations of the SEC. Shares of common stock subject to options that are currently exercisable, or exercisable within 60 days after April 29, 2019, are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the number of shares beneficially owned and the percentage ownership of such person, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, we believe that such persons have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

(2)	The address for each of our directors and named executive officers is our principal office located at Acacia Research Corporation, 120 Newport Center Drive, Newport Beach, California 92660.

(3)
Includes shares of common stock issuable upon exercise of options that are currently exercisable or may become exercisable within 60 days of April 29, 2019. Such options will expire on July 1, 2019 in connection with the termination of each of the Haynes Consulting Agreement and Treska Consulting Agreement.

(4)	Ownership as of August 10, 2018, the date of Messrs. Haynes and Treska’s termination, with respect to "Common Stock, Restricted Stock and Restricted Stock Units".

(5)
Ownership as of September 7, 2018, the date of Mr. Stewart’s termination with respect to "Common Stock, Restricted Stock and Restricted Stock Units" and as of April 29, 2019 with respect to "Shares of Common Stock Issuable Upon Exercise of Options."

	Amount and Nature of Beneficial Ownership of Common Stock						Percent of Class(1)
Beneficial Owner	Sole Voting Power	Shared Voting Power	Sole Dispositive Power	Shared Dispositive Power	Aggregate Ownership	Total
5% Stockholders:
BlackRock, Inc.(2)	2,539,089	—	2,604,770	—	2,604,770	2,604,770	5.24%
Heartland Advisors, Inc. (3)	—	2,601,792	—	2,601,792	2,601,792	2,601,792	5.24%
Ariel Investments, LLC (4)	1,065,668	—	2,514,463	—	2,514,463	2,514,463	5.06%
Bank of Montreal (5)	2,607,935	10,195	2,790,583	150,111	2,949,747	2,949,747	5.94%
Renaissance Technologies LLC(6)	3,338,800	—	3,338,800	—	3,338,800	3,338,800	6.72%
____________________

(1)
The percentage of shares beneficially owned is based on 49,681,203 shares of our common stock outstanding as of April 29, 2019. Beneficial ownership is determined under rules and regulations of the SEC.

(2)
The information reported is based solely on a Schedule 13G/A filed with the SEC by BlackRock, Inc. on February 4, 2019. According to the Schedule 13G/A, the address for BlackRock Inc. is 55 East 52nd Street, New York, New York 10055.

(3)
The information reported is based solely on a Schedule 13G/A filed jointly with the SEC by Heartland Advisors, Inc. on February 5, 2019. According to the Schedule 13G/A, the address for Heartland Advisors, Inc. is 789 North Water Street Milwaukee, Wisconsin 53202.

(4)
The information reported is based solely on a Schedule 13G/A filed with the SEC by Ariel Investments, LLC on February 14, 2019. According to the Schedule 13G, the address for Ariel Investments, LLC is 200 E. Randolph Street, Suite 2900, Chicago, Illinois 60601.

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

(6)
The information reported is based solely on a Schedule 13G/A filed with the SEC by Renaissance Technologies LLC on February 13, 2019. According to the Schedule 13G, the address for Renaissance Technologies LLC is 800 Third Ave., New York, NY 10022.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders
2013 Acacia Research Stock Incentive Plan(1)	1,303,000	3.62	709,000
2016 Acacia Research Stock Incentive Plan(2)	2,206,000	5.76	3,689,000
Subtotal(3)	3,509,000	4.96	4,398,000
____________________

(1)
The initial share reserve under the 2013 Plan, was 4,750,000 shares of our common stock. Column (a) excludes in non-vested restricted stock awards and restricted stock units outstanding at December 31, 2018. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Stock Plan were transferred into the 2016 Stock Plan.

(2)
The initial share reserve under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan. No new additional shares will be added to the 2016 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2016 Plan).

(3)
As of April 29, 2019, 1,631,000 of the options reported as of December 31, 2018 have been canceled or expired. Shares allocable to such canceled or expired options are again available for grant or issuance pursuant to the 2013 Plan or 2016 Plan, as applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
We do not have a formal policy for review, approval or ratification of related party transactions required to be reported in this Amendment. However, we have adopted a corporate Code of Conduct for Employees and Directors which applies to all of our employees, officers, and directors and a Code of Conduct for Chief Executive Officer and Other Senior Financial Officers additional code that specifically applies to our principal executive officer, principal financial officer and accounting officer and controller or persons performing similar functions. Each Code of Conduct provides obligations and prohibitions on any related party transactions which cause our employees, officers or directors to face a choice between what is in their personal interest and what is in our interest. The corporate Code of Conduct requires conflicts of interest which result from investments in companies doing business with us or in one of our competitors to be disclosed to our General Counsel or a member of the Audit Committee and approved by the Board. The corporate Code of Conduct requires employees, officers, and directors that are conducting our business with family members to disclose such transactions to our General Counsel or a member of the Audit Committee. Such transactions are generally prohibited unless approved by the Board.
We review the questionnaires completed by our directors and executive officers annually. If any related party transactions are reported, management reviews the transactions and consults with the Board. Since January 1, 2016, there has not been any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any director, executive officer, holder of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than the August 2016 arrangement we entered into with Second Southern Corp. (“Second Southern”), a company wholly owned by Mr. Graziadio and which he serves as President (“Second Southern Agreement”). Pursuant to the Second Southern Agreement, in October 2016, we made a one-time payment of $250,000 to Second Southern, and agreed thereafter to pay Second Southern a fee of $250,000 per year (payable on a quarterly basis commencing in the third quarter of 2016). Accordingly, as previously disclosed, payments during 2016 under the Second Southern Agreement totaled $375,000. Pursuant to the Second Southern Agreement, we made payments totaling $250,000 for fiscal 2017 and payments totaling $62,500 for fiscal year 2018. The Second Southern Agreement was terminated by the Company on July 5, 2018.
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
Director Independence
Our common stock is listed on The Nasdaq Global Select Market and, therefore, we are subject to the listing requirements of that market. The Board, with the assistance of outside counsel, reviews the professional relationships of potential and current directors, and has determined that Mr. Bradley and Mses. O’Connell and Wolanyk are “independent” as defined in the Listing Rules of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Related Fees
Grant Thornton LLP served as our independent registered public accounting firm for the years ended December 31, 2018 and 2017. Fees billed in connection with services rendered by Grant Thornton LLP were as set forth below (on a consolidated basis including Acacia Research Corporation and its subsidiaries).

Period:	Audit Fees(1)	Audit Related Fees(2)	Tax Services Fees(3)	All Other Fees

Fiscal Year Ended December 31, 2018	$427,000	$40,000	$178,000	$—

Fiscal Year Ended December 31, 2017	$605,000	$43,000	$175,000	$—
_________________________________

(1)
Includes fees for professional services rendered for the audit of our annual consolidated financial statements included in our Form 10-K, the audit of the effectiveness of our internal control over financial reporting on the Form 10-K, consent fees, and for reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q.

(2)	Includes fees for professional services rendered for audit related work performed for certain stand-alone operating subsidiaries during the period.

(3)
Includes fees for professional services rendered in connection with the preparation of consolidated and subsidiary federal and state income tax returns, and tax related provision work, research, compliance and consulting.

Audit Committee Pre-Approval Policy
The Audit Committee has established policies and procedures regarding pre-approval of all services provided by the independent registered public accounting firm. At the beginning of the fiscal year, the Audit Committee pre-approves the engagement of the independent registered public accounting firm to provide audit services based on fee estimates. The Audit Committee also pre-approves proposed audit-related services, tax services and other permissible services, based on specified project and service details, fee estimates, and aggregate fee limits for each service category. The Audit Committee receives information on the status of services provided or to be provided by the independent registered public accounting firm and the related fees. All of the services performed by our independent registered public accounting firm in 2018 and 2017 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements

See the index of the consolidated financial statements included in Part II, Item 8 (Financial Statements and Supplementary Data) of our Annual Report on Form 10-K filed on March 15, 2019.

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
4.1
Tax Benefits Preservation Plan, dated as of March 16, 2019, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the form of Certificate of Designation of Series A Cumulative Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Terms as Exhibit C (4)

10.1	Form of Indemnification Agreement (4)
10.2*	Acacia Research Corporation Amended and Restated Executive Severance Policy (12)
10.3	Form of Purchase Agreement (16)
10.4*	2013 Acacia Research Corporation Stock Incentive Plan (17)
10.5*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (18)
10.6*	2016 Acacia Research Corporation Stock Incentive Plan (21)
10.7*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.8*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (24)
10.9*	Employment Agreement, dated September 18, 2017, by and between Acacia Research Group LLC and Robert Stewart (25)
10.10*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan (26)
10.11	Investment Agreement dated August 15, 2016, by and between Acacia Research Corporation and Veritone, Inc. (27)
10.12	Secured Promissory Note dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.13	Primary Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation, together with form of 10% Warrant to Purchase Common Stock (27)
10.14	Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.15	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.16	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (27)
10.17*	Employment Agreement, effective August 13, 2018, by and between Acacia Research Group, LLC and Marc Booth (14)
10.18*	Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Clayton J. Haynes (29)
10.19*	Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Clayton J. Haynes (29)
10.20*	Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Edward J. Treska (29)
10.21*	Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Edward J. Treska (29)
10.22*	Separation Agreement and General Release of Claims, dated February 12, 2019, by and between Acacia Research Group, LLC and Kirsten Hoover (30)
21.1	List of Subsidiaries (4)
23.1	Consent of Independent Registered Public Accounting Firm (4)
23.2	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page)
31.1	Certification of Chief Intellectual Property Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (4)

31.2	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 (4)
31.3	Certification of Chief Intellectual Property Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.4	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Chief Intellectual Property Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (4)
32.2†	Certification of Corporate Controller Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (4)
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

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

(2)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (File No. 000-26068).

(3)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 28, 2016 (File No. 001-37721).

(4)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K filed on March 15, 2019 (File No. 001-37721).

(5)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(6)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(7)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(8)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on May 22, 2013 (File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 (File No. 001-37721).

(10)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37721).

(11)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, filed on November 7, 2017 (File No. 001-37721).

(12)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017 (File No. 001-37721).

(13)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 16, 2017 (File No. 001-37721).

(14)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721).

(15)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 13, 2019 (File No. 001-37721).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	April 30, 2019	By:	/s/ Marc W. Booth
Marc W. Booth
Chief Intellectual Property Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Marc W. Booth	Chief Intellectual Property Officer	April 30, 2019
	Marc W. Booth	(Principal Executive Officer)

/s/	Li Yu	Corporate Controller	April 30, 2019
	Li Yu	(Principal Financial Officer)

/s/	*	Director	April 30, 2019
Allen Bradley

/s/	*	Executive Chairman and Director	April 30, 2019
Maureen O’Connell

/s/	*	Director	April 30, 2019
William S. Anderson

/s/	*	Director	April 30, 2019
Clifford Press

/s/	*	Director	April 30, 2019
Alfred V. Tobia, Jr.

/s/	*	Director	April 30, 2019
Katharine Wolanyk

*By: /s/ Marc W. Booth
Marc W. Booth
Attorney-in-Fact