Form 10-Q
period 2019-03-31
ACACIA RESEARCH CORP
filed 2019-05-10
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019
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
120 Newport Center Drive, Newport Beach, California 92660
(Address of principal executive offices, Zip Code)

(949) 480-8300
(Registrant’s telephone number, including area code)
________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

TItle of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ACTG	The Nasdaq Stock Market, LLC

As of May 8, 2019, 49,681,203 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$73,285	$128,809
Trading securities - debt	93,756	33,642
Trading securities - equity	831	3,012
Accounts receivable	23,964	32,884
Prepaid expenses and other current assets	3,686	3,125
Total current assets	195,522	201,472

Investment at fair value (Note 5)	5,483	7,459
Other investments (Note 5)	8,195	8,195
Patents, net of accumulated amortization	9,681	6,587
Other non-current assets	216	236
	$219,097	$223,949

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$11,448	$8,347
Accrued patent investment costs	3,750	—
Royalties and contingent legal fees payable	16,149	22,688
Total current liabilities	31,347	31,035
Other liabilities	916	1,674
Total liabilities	32,263	32,709
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 49,656,067 and 49,639,319 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	50	50
Treasury stock, at cost, 2,919,828 shares as of March 31, 2019 and December 31, 2018	(39,272)	(39,272)
Additional paid-in capital	651,148	651,156
Accumulated deficit	(426,925)	(422,541)
Total Acacia Research Corporation stockholders’ equity	185,001	189,393
Noncontrolling interests	1,833	1,847
Total stockholders’ equity	186,834	191,240
	$219,097	$223,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)

	Three Months Ended March 31,
	2019	2018

Revenues	$3,387	$62,093
Portfolio operations:
Inventor royalties	1,353	21,744
Contingent legal fees	177	15,759
Patent acquisition expenses	—	4,000
Litigation and licensing expenses - patents	3,801	2,989
Amortization of patents	656	5,330
Other portfolio expenses	650	—
Total portfolio operations	6,637	49,822
Net portfolio income (loss)	(3,250)	12,271
General and administrative expenses(2)	3,695	3,301
Operating income (loss)	(6,945)	8,970
Other income (expense):
Change in fair value of investment, net(1)	6,908	(41,097)
Loss on sale of investment (1)	(5,590)	—
Interest income and other	1,543	207
Total other income (expense)	2,861	(40,890)
Loss before provision for income taxes	(4,084)	(31,920)
Provision for income taxes	(314)	(191)
Net loss including noncontrolling interests in subsidiaries	(4,398)	(32,111)
Net loss attributable to noncontrolling interests in subsidiaries	14	73
Net loss attributable to Acacia Research Corporation	$(4,384)	$(32,038)

Net loss attributable to common stockholders - basic and diluted	$(4,384)	$(32,038)
Basic and diluted net loss per common share	$(0.09)	$(0.63)
Weighted average number of shares outstanding - basic and diluted	49,655,881	50,632,958
____________________________________________
(1) Refer to Note 5 for additional information.
(2) General and administrative expenses were comprised of the following:

	Three Months Ended March 31,
	2019	2018
General and administrative expenses	$3,703	$4,325
Non-cash stock compensation expense - G&A	(8)	704
Non-cash stock compensation expense - Profits Interests (Note 9)	—	(1,728)
Total general and administrative expenses	$3,695	$3,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Net loss including noncontrolling interests	$(4,398)	$(32,111)
Other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax of $0	—	(20)
Unrealized gain (loss) on foreign currency translation, net of tax of $0	—	(17)
Total other comprehensive loss	(4,398)	(32,148)
Comprehensive loss attributable to noncontrolling interests	14	73
Comprehensive loss attributable to Acacia Research Corporation	$(4,384)	$(32,075)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)
(Unaudited)

	Common Shares	Common Stock	Treasury Stock	Additional Paid-in Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total

Balance at December 31, 2017	50,639,926	$51	$(34,640)	$648,996	$(88)	$(320,018)	$1,358	$295,659
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(32,038)	—	(32,038)
Cumulative effect of new accounting principle	—	—	—	—	—	2,506	308	2,814
Stock options exercised	10,000	—	—	31	—	—	—	31
Compensation expense for share-based awards, net of forfeitures	—		—	704	—	—	—	704
Repurchase of restricted common stock	(2,044)	—	—	(7)	—	—	—	(7)
Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—	—	—	(73)	(73)
Unrealized gain on foreign currency translation	—	—	—	—	(17)	—	—	(17)
Unrealized loss on short-term investments	—	—	—	—	(20)	—	—	(20)
Balance at March 31, 2018	50,647,882	$51	$(34,640)	$649,724	$(125)	$(349,550)	$1,593	$267,053

Balance at December 31, 2018	49,639,319	$50	$(39,272)	$651,156	$—	$(422,541)	$1,847	$191,240
Net loss attributable to Acacia Research Corporation	—	—	—	—	—	(4,384)	—	(4,384)
Compensation expense for share-based awards, net of forfeitures	16,748	—	—	(8)	—	—	—	(8)
Net income attributable to noncontrolling interests in subsidiaries	—	—	—	—	—	—	(14)	(14)
Balance at March 31, 2019	49,656,067	$50	$(39,272)	$651,148	$—	$(426,925)	$1,833	$186,834
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(4,398)	$(32,111)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Change in fair value of investment, net(1)	(6,908)	41,097
Loss on sale of investment(1)	5,590	—
Depreciation and amortization	660	5,344
Non-cash stock compensation	(8)	(1,024)
Income from trading securities	(1,077)	—
Purchases of trading securities	(60,193)	—
Maturities and sales of trading securities	3,339	—
Other	—	(87)
Changes in assets and liabilities:
Accounts receivable	8,920	(59)
Prepaid expenses and other assets	(541)	(863)
Accounts payable and accrued expenses	2,343	1,065
Royalties and contingent legal fees payable	(6,539)	36,608
Net cash provided by (used in) operating activities	(58,812)	49,970

Cash flows from investing activities:
Sale of investment (1)	3,294	—
Investments in Investees (1)	—	(7,000)
Purchases of available-for-sale investments	—	(33,309)
Maturities and sales of available-for-sale investments	—	4,000
Purchases of property and equipment	(6)	—
Net cash provided by (used in) investing activities	3,288	(36,309)

Cash flows from financing activities:
Repurchased restricted common stock	—	(7)
Proceeds from exercises of stock options	—	31
Net cash provided by financing activities	—	24

Increase (decrease) in cash and cash equivalents	(55,524)	13,685
Cash and cash equivalents, beginning	128,809	136,604
Cash and cash equivalents, ending	$73,285	$150,289

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$3,750	$—

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

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. In recent years, Acacia has also invested in technology companies. Acacia leverages its experience, expertise, data and relationships developed as a leader in the intellectual property ("IP") industry to pursue these opportunities. In some cases, these opportunities will complement, and/or supplement Acacia’s primary licensing and enforcement business.

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

During the three months ended March 31, 2019, Acacia obtained control of two new patent portfolios. During fiscal year 2018 Acacia did not obtain control of any new patent portfolios. During fiscal year 2017 Acacia obtained control of one new patent portfolio and in fiscal year 2016 Acacia obtained control of two new patent portfolios.

Basis of Presentation.  The accompanying condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, as reported by Acacia in its Annual Report on Form 10-K filed on March 15, 2019 with the SEC.  The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2019, and results of its operations and its cash flows for the interim periods presented.  The consolidated results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. Revenue is recognized upon transfer of control of promised bundled IP rights (hereinafter “IP Rights”) and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia (“Paid-up Revenue Agreements”). Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio. IP Rights granted included the following, as applicable:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised IP Rights are inputs and (ii) the Company's promise to transfer each individual IP right described above to the customer is not separately identifiable from other promises to transfer IP Rights in the contract.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenues were comprised of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018
Paid-up Revenue Agreements	$—	$60,063
Recurring Revenue Agreements	3,387	2,030
	$3,387	$62,093

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Portfolio Operations.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs.  These costs are included under the caption “Portfolio operations” in the accompanying condensed consolidated statements of operations.

Inventor Royalties and Contingent Legal Expenses. Inventor royalties are expensed in the condensed consolidated statements of operations in the period that the related revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues.  Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the condensed consolidated statements of operations.  Any unamortized upfront advances recovered from net revenues are expensed in the period recovered, and included in amortization expense in the condensed consolidated statements of operations. Cost of revenues for the three months ended March 31, 2018 included $4.0 million of costs to acquire certain patent rights related to revenues recognized in the period.

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

Concentrations. Two licensees individually accounted for 70% and 21% of revenues recognized during the three months ended March 31, 2019. One licensee accounted for 96% of revenues recognized during the three months ended March 31, 2018. For the three months ended March 31, 2019, 75% of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three months ended March 31, 2018, 2% of revenues were attributable to licensees domiciled in foreign jurisdictions. The Company does not have any material foreign operations. Three licensees individually represented

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

approximately 52%, 25% and 10% of accounts receivable at March 31, 2019. Four licensees individually represented approximately 38%, 36%, 12% and 11% of accounts receivable at December 31, 2018.

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

	Level 1	Level 2	Level 3
Assets as of March 31, 2019:
Trading securities - debt	$—	$93,756	$—
Trading securities - equity	831	—	—
Investment at fair value - warrants (Note 5)	—	1,367	—
Investment at fair value - common stock (Note 5)	4,116	—	—
Total recurring fair value measurements as of March 31, 2019	$4,947	$95,123	$—

Assets as of December 31, 2018:
Trading securities - debt	$—	$33,642	$—
Trading securities - equity	3,012	—	—
Investment at fair value - warrants (Note 5)	—	2,064	—
Investment at fair value - common stock (Note 5)	5,395	—	—
Total recurring fair value measurements as of December 31, 2018	$8,407	$35,706	$—

Liabilities as of March 31, 2019:
Profits interest units	$—	$591	$—
Liabilities as of December 31, 2018:
Profits interest units	$—	$591	$—

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

Profits Interest Units (“Units”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period, and will continue to be fully recognized for any changes in fair value, until the Units are settled. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service. At each reporting date, the value of the Units that are subject to the purchase option will be measured at the fair value on the termination date. Non-cash stock compensation expense related to the Units is reflected in general and administrative expense in the accompanying condensed consolidated statements of operations.

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

Short-term investments for the periods presented were comprised of the following (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Security Type
March 31, 2019:
Trading securities - debt	$93,464	$294	$(2)	$93,756
Trading securities - equity	829	8	(6)	831
	$94,293	$302	$(8)	$94,587
December 31, 2018:
Trading securities - debt	$33,643	$18	$(19)	$33,642
Trading securities - equity	3,389	27	(404)	3,012
	$37,032	$45	$(423)	$36,654

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. Refer to Note 4 for additional information.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s effective tax rates were 8% and 1% for the three months ended March 31, 2019 and 2018, respectively. Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded a full valuation allowance against our net deferred tax assets as of March 31, 2019 and 2018. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

3.  LOSS PER SHARE

The following table presents the weighted-average number of shares of common stock outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2019	2018
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	49,655,881	50,632,958
Basic and diluted net loss per common share	$(0.09)	$(0.63)
Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	2,059,631	5,898,369
Maximum price of awards excluded from the computation of diluted loss per share	$6.75	$6.75

4.  PATENTS

Acacia’s only identifiable intangible assets at March 31, 2019 and December 31, 2018 are patents and patent rights. Patent-related accumulated amortization totaled $320,236,000 and $319,580,000 as of March 31, 2019 and December 31, 2018, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from one to five years. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of March 31, 2019 (in thousands):

For the years ending December 31,
Remainder of 2019	$2,464
2020	2,421
2021	1,561
2022	1,561
2023	1,486
Thereafter	188
$9,681

For the three months ended March 31, 2019, Acacia accrued patent and patent rights acquisition costs totaling $3,750,000. The patents and patent rights acquired have estimated economic useful lives of approximately five years.

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
As a result of the foregoing transactions, Acacia received an aggregate total of 4,119,521 of Veritone shares and 1,120,432 of warrants in Veritone. On October 5, 2018, a registration statement on Form S-3 registering all of Acacia’s shares of Veritone common stock was declared effective by the SEC. During the year ended December 31, 2018, Acacia sold 2,700,000 shares Veritone common stock at prices ranging from $4.95 to $10.44 and recorded a realized loss of $19.1 million. During the three months ended March 31, 2019, Acacia sold 628,048 shares Veritone common stock at prices ranging from $4.71 to $7.13 and recorded a realized loss of $5.6 million.
At March 31, 2019, the fair value of the 791,473 shares of Veritone common stock owned by Acacia totaled $4,116,000. At March 31, 2019, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $1,367,000.
Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the three months ended March 31, 2019 and 2018, the accompanying consolidated statements of operations reflected the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Change in fair value of investment, warrants	(697)	(7,647)
Change in fair value of investment, common stock	7,605	(33,450)
Loss on sale of investment, common stock	(5,590)	—
Net realized and unrealized gain (loss) on investment at fair value	$1,318	$(41,097)
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

Leases

The Company primarily leases office facilities under operating lease arrangements that will end in January 2020 and July 2020.  The Company has elected to not apply any discount rate in our calculation given the short remaining lease term. Operating lease costs were $153,000 and $335,000 for the three months ended March 31, 2019 and 2018 respectively. The Company has subleased a facility that we ceased using in December 2018, and the sublease will go through the remaining term of the lease. The total sublease income received was $195,000 for the three months ended March 31, 2019.

Other

On June 17, 2015, Celltrace Communications Ltd., or Celltrace, filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud. Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages. Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce, or the ICC.  Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal. Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016. Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses. A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017. The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018. The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019. At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which concluded in April 2019. Acacia continues to vigorously contest all allegations of wrongdoing.

In a separate case on December 6, 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in an amount to be determined.

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s condensed consolidated financial position, results of operations or cash flows. During the three months ended March 31, 2019, operating expenses included expenses for settlement and contingency accruals totaling $650,000.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration

May 1, 2018- May 30, 2018	1,190,420	$3.89	$15,366,000	February 28, 2019
Totals for 2018	1,190,420	$3.89

Tax Benefits Preservation Plan. On March 12, 2019, Acacia’s Board of Directors announced that it unanimously approved the adoption of a Tax Benefits Preservation Plan (the “Plan”). The purpose of the Plan is to protect the Company’s ability to utilize potential tax assets, such as net operating loss carryforwards (“NOLs”) and tax credits to offset potential future taxable income.

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

In connection with the adoption of the Plan, Acacia’s Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to shareholders of record at the close of business on March 16, 2019. On or after the distribution date, each right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.001 par value for a purchase price of $12.00.

8.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Recently Adopted.

In February 2016, FASB issued ASU 2016-02, Leases ("ASC 842") which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. Further, in January 2019, FASB issued ASU 2019-01, Leases: Codification Improvements, which provides disclosure relief for the interim periods when adopting ASC 842. The primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months as of January 1, 2019. Such amounts were not previously accounted for in the Company's consolidated balance sheets. The Company has adopted ASC 842, electing the practical expedient approaches and has recognized approximately $628,000 of right-of-use assets and an increase of $1.2 million in lease-related liabilities as of March 31, 2019. The adoption of ASC 842 is expected to have no material impact on the Company's consolidated results of operations for the year ending December 31, 2019.

There have been no other material changes to the Company's significant accounting policies during the three months ended March 31, 2019.

9. FAIR VALUE DISCLOSURES

Acacia holds the following types of financial instruments at March 31, 2019 and December 31, 2018.

Trading securities - debt. Debt securities includes corporate bonds with fair value that is determined by third party quotations from outside pricing services and/or computerized pricing models, which may be based on transactions, bids or estimates. Acacia classifies the fair value of corporate bonds within Level 2 of the valuation hierarchy.

ACACIA RESEARCH CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Profits interests. At March 31, 2019 and December 31, 2018, the fair value of the Units was estimated at 40% of the fair value of the 10% Warrant, based on the Black-Scholes option-pricing model (Level 2).

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 15, 2019, amended by Amendment No. 1 to our Annual Report on Form 10-K, filed with the SEC on April 30, 2019. Our Annual Report on Form 10-K, as amended, is referred to herein as our “Annual Report.”

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and which concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We invest in IP and related absolute return assets and engage in the licensing and enforcement of patented technologies. We partner with inventors and patent owners, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We generate revenues and related cash flows from the granting of patent rights for the use of patented technologies that our operating subsidiaries control or own. We assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. We are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

We have a proven track record of licensing and enforcement success with over 1,560 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $767 million to our patent partners.

Executive Summary

Overview

For the three months ended March 31, 2019 and 2018, we reported revenues of $3.4 million and $62.1 million, respectively. Cash and short-term investments totaled $167.9 million as of March 31, 2019, as compared to $165.5 million as of December 31, 2018. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs.

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

Investment in Veritone. In connection with its previous investment in Veritone, Inc., or Veritone, in August 2016, Acacia received an aggregate total of 4,119,521 shares and 1,120,432 warrants of Veritone. In fiscal year 2018, Acacia sold 2,700,000 shares of Veritone common stock at a weighted average price of $7.07 and recorded a realized loss of $19.1 million on the sale. During the three months ended March 31, 2019, Acacia sold 628,048 shares of Veritone common stock at a weighted average price of $5.24 and recorded a realized loss of $5.6 million on the sale. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

Investment in Miso Robotics. In June 2017, Acacia made a $2.25 million equity investment in Miso Robotics, Inc., or Miso Robotics, as part of Miso Robotics’ closing of $3.1 million in Series A funding. In February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Miso Robotics.

Patent Portfolio Intake. During the three months ended March 31, 2019, we acquired two new patent portfolios with enterprise networking equipment and residential gateways technology and customization of ad insertion for Internet radio streaming technology.

Operating Activities. Operating activities during the periods presented included the following:

	Three Months Ended March 31,
	2019	2018

Revenues (in thousands)	$3,387	$62,093
New agreements executed	—	4
Licensing and enforcement programs generating revenues	3	4
New patent portfolios	2	—

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

Revenues for the three months ended March 31, 2019 and 2018 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Super Resolutions Microscopy technology(1)(2)
•	Speech codes used in wireless and wireline systems technology(1)(2)	•	Video Conferencing technology(2)
__________________________
(1) 2019 period
(2) 2018 period

Summary of Results of Operations - Overview
For the Three Months Ended March 31, 2019 and 2018
(In thousands, except percentage change values)

	Three Months Ended March 31,		%
	2019	2018	Change

Revenues	$3,387	$62,093	(95)%
Operating costs and expenses	10,332	53,123	(81)%
Operating loss	(6,945)	8,970	(177)%
Other income (expense), net	2,861	(40,890)	(107)%
Loss before provision for income taxes	(4,084)	(31,920)	(87)%
Provision for income taxes	(314)	(191)	64%
Net loss attributable to Acacia Research Corporation	(4,384)	(32,038)	(86)%
* Percentage change in excess of 200%

Overview - Three months ended March 31, 2019 compared with the three months ended March 31, 2018

•
Revenues decreased $58.7 million to $3.4 million for the three months ended March 31, 2019, as compared to $62.1 million in the comparable prior year quarter, due primarily to a decrease in the number of new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•
Loss before provision for income taxes was $4.1 million for the three months ended March 31, 2019, as compared to $31.9 million for the three months ended March 31, 2018. The net change was primarily comprised of the change in revenues described above, a $6.9 million unrealized gain for the three months ended March 31, 2019 as compared to a $41.1 million unrealized loss for the comparable prior year period on our equity investment in Veritone, and other changes in operating expenses as follows:

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $36.0 million, primarily due to the decrease in related revenues for the periods.

•
Litigation and licensing expenses-patents increased $812,000, or 27%, to $3.8 million, due primarily to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation.

•	Amortization expense decreased $4.7 million, or 88%, due to a decrease in scheduled amortization resulting from patent portfolio impairment charges previously recorded in the second quarter of 2018.

•	General and administrative expenses, excluding non-cash stock compensation, decreased $622,000, or 14%, to $3.7 million, due primarily to an decrease in performance-based compensation costs.

•
Net non-cash stock compensation expense increased $1.0 million, or 99%, due to the three months ended March 31, 2018 including a $1.7 million credit for the decrease in fair value of our Veritone related profits interest units, or Profits Interests, consistent with the decrease in the underlying Veritone stock price since December 31, 2017. In addition, the decrease was due to a decrease in expense for employees and board members that were terminated in 2018.

•	During the three months ended March 31, 2019, operating expenses included expenses for settlement and contingency accruals totaling $650,000.

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

Investments in Patent Portfolios

One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity associated with the current patent environment. During the three months ended March 31, 2019, we acquired two new patent portfolios. In fiscal year 2018 we did not acquire any patent portfolios, compared to one portfolio during fiscal year 2017.

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

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2018. In addition, as set forth in Note 2 to the condensed consolidated financial statements included in this report, certain accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases ("ASC 842") which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. Further, in January 2019, FASB issued ASU 2019-01, Leases: Codification Improvements, which provides disclosure relief for the interim periods when adopting ASC 842. The primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-

related assets and liabilities for operating leases with terms longer than 12 months as of January 1, 2019. Such amounts were not previously accounted for in the Company's consolidated balance sheets.

The Company has adopted ASC 842, electing the practical expedient approaches, and has recognized approximately $628,000 of right-of-use assets and an increase of $1.2 million in lease-related liabilities as of March 31, 2019.

Except as described above, the adoption of the new lease accounting standard did not have a material impact on the condensed consolidated financial statements. The adoption of ASC 842 is expected to have no material impact on the Company's consolidated results of operations for the year ending December 31, 2019.

Consolidated Results of Operations
Comparison of the Results of Operations for Three Months Ended March 31, 2019 and 2018

Revenues and Pretax Net Income (Loss)

	Three Months Ended March 31,		Change
	2019	2018	$	%

Revenues (in thousands, except percentage change values)	$3,387	$62,093	$(58,706)	(95)%
New agreements executed	—	4

Two licensees individually accounted for 70% and 21% of revenues recognized during the three months ended March 31, 2019. One licensee accounted for 96% of revenues recognized during the three months ended March 31, 2018.

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one time, paid-up license fees in consideration for the grant of certain IP rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentage change values)
Loss before provision for income taxes	$(4,084)	$(31,920)	$27,836	(87)%

A reconciliation of the change in pretax loss for the periods presented is as follows:

	Three Months Ended March 31,
	2019 vs. 2018%
	(in thousands, except percentage values)
Decrease in revenues	$(58,706)	(211)%
Decrease in inventor royalties, contingent legal fees and patent acquisition expenses	39,973	144%
Decrease in general and administrative expenses, excluding non-cash stock compensation	622	2%
Increase in non-cash stock compensation expenses	(1,016)	(4)%
Increase in litigation and licensing expenses	(812)	(3)%
Decrease in patent amortization expenses	4,674	17%
Change in realized and unrealized gain (loss) on investment	42,415	152%
Other	686	3%
Total change in loss before provision for income taxes	$27,836	100%

Cost of Revenues

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentage change values)
Inventor royalties	$1,353	$21,744	$(20,391)	(94)%
Contingent legal fees	$177	$15,759	$(15,582)	(99)%
Patent acquisition expenses	$—	$4,000	$(4,000)	(100)%

Inventor Royalties, Contingent Legal Fees Expense and Other.  Inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Other operating expenses for the three months ended March 31, 2018 also included $4.0 million in other direct cost of revenues related to patent rights acquired and licensed in the first quarter of 2018.

	Three Months Ended March 31,		Change
	2019	2018	$	%
	(in thousands, except percentage change values)
Litigation and licensing expenses - patents	$3,801	$2,989	$812	27%
Amortization of patents	$656	$5,330	$(4,674)	(88)%
* Percentage change in excess of 200%

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents increased for the periods presented due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation.

Amortization of Patents. Amortization expense decreased $4.7 million, or 88%, due to due to a decrease in scheduled amortization resulting from patent portfolio impairment charges previously recorded in the second quarter of 2018.

Operating Expenses (in thousands, except percentage change values)

	Three Months Ended March 31,		Change
	2019	2018	$	%

General and administrative expenses	$3,703	$4,325	$(622)	(14)%
Non-cash stock compensation expense - G&A	(8)	704	(712)	(101)%
Non-cash stock compensation expense - Profits Interests	$—	$(1,728)	$1,728	(100)%
Total general and administrative expenses	$3,695	$3,301	$394	12%

General and Administrative Expenses.  A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows (in thousands, except percentage values):

	Three Months Ended March 31,
	2019 vs. 2018%

Personnel costs and board fees	$267	68%
Variable performance-based compensation costs	(803)	(204)%
Corporate, general and administrative costs	(167)	(42)%
Non-cash stock compensation expense	1,016	258%
Non-recurring employee severance costs	81	20%
Total change in general and administrative expenses	$394	100%

The credit recorded for the three months ended March 31, 2018 for our Profits Interests non-cash stock compensation expense was due to a decrease in the estimated fair value of our Profits Interests, as a result of the changes in Veritone's stock price from December 31, 2017 to March 31, 2018. The decrease in non-cash stock compensation expense - G&A for the periods presented was primarily due to a decrease in expense for employees and board members that were terminated in 2018.

Other Operating Income (Expense)

Change in Fair Value of Investment, net. Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value, primarily based on changes in Veritone's stock price, reflected in the statement of operations each period. Results for the three months ended March 31, 2019 included an unrealized gain on our investment in Veritone totaling $6.9 million. Results for the three months ended March 31, 2018 included an unrealized loss on our investment in Veritone totaling $41.1 million. The three months ended March 31, 2019 include a realized loss of $5.6 million from the sale of 628,048 shares at a weighted average price of $5.24 per share.

Income Taxes

	Three Months Ended March 31,
	2019	2018

Provision for income taxes (in thousands)	$(314)	$(191)
Effective tax rate	8%	1%

Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least May 2020 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $167.9 million at March 31, 2019, compared to $165.5 million at December 31, 2018.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Three Months Ended March 31,
	2019	2018

Net cash provided by (used in):
Operating activities	$(58,812)	$49,970
Investing activities	3,288	(36,309)
Financing activities	—	24

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2019 decreased 80% to $12.3 million, as compared to $62.1 million in the comparable 2018 period, due to the net impact of the timing of cash receipts from licensees. Cash outflows from operations, excluding the impact of purchases and maturities of trading securities, for the three months ended March 31, 2019 increased 18% to $14.3 million, as compared to $12.1 million in the comparable 2018 period, primarily due to the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018

Sale of investment(1)	$3,294	$—
Investments in Investees	—	(7,000)
Net sale of short-term investments	—	(29,309)
Purchases of property and equipment	(6)	—
_____________________
(1) Refer to Note 5 for additional information

Working Capital

Working capital at March 31, 2019 decreased to $164.2 million, compared to $170.4 million at December 31, 2018. Consolidated accounts receivable from licensees decreased to $24.0 million at March 31, 2019, compared to $32.9 million at

December 31, 2018. Accrued patent investment costs increased to $3.8 million at March 31, 2019. Consolidated royalties and contingent legal fees payable decreased to $16.1 million at March 31, 2019, compared to $22.7 million at December 31, 2018.

The majority of royalties and contingent legal fees payable are scheduled to be paid through the third quarter of 2019, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

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

At March 31, 2019 and December 31, 2018, our short-term investments were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in short-term investments in the accompanying consolidated balance sheets).

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

Investment Risk. We are exposed to investment risks related to changes in the underlying financial condition of certain of our equity investments in these technology companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. As of March 31, 2019 and December 31, 2018, the carrying value of our common stock and warrants in public and private companies was $14.5 million and $18.7 million, respectively. We record our common stock and warrant investments in publicly traded companies at fair value, which is subject to market price volatility, and represents $6.3 million and $10.5 million of our assets as of March 31, 2019 and December 31, 2018, respectively. As of December 31, 2018, a hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $540,000 in the fair value of our equity and equity warrant investments in Veritone and a decrease of approximately $301,000 in our other equity investments. As of March 31, 2019, a hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $658,000 in the fair value of our equity and equity warrant investments in Veritone and a decrease of approximately $83,000 in our other equity investments. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable for our private company equity investments.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Intellectual Property Officer and Corporate Controller, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our Chief Intellectual Property Officer and Corporate Controller concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Intellectual Property Officer and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.
Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2019) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On June 17, 2015, Celltrace Communications Ltd., or Celltrace, filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud. Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages. Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce, or the ICC.  Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal. Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016. Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses. A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017. The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018. The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019. At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which concluded in April 2019. Acacia continues to vigorously contest all allegations of wrongdoing.

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

Item 6.  EXHIBITS

EXHIBIT NUMBER	EXHIBIT
10.1
Separation Agreement and General Release of Claims, dated February 12, 2019, by and between Acacia Research Group, LLC and Kirsten Hoover (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 13, 2019 (File No. 001-37721)

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

/s/ Marc Booth
By: Marc W. Booth
Chief Intellectual Property Officer
(Principal Executive Officer and Duly Authorized Signatory)

/s/ Li Yu
By: Li Yu
Corporate Controller
(Principal Financial Officer)

Date:     Mary 10, 2019

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
10.1
Separation Agreement and General Release of Claims, dated February 12, 2019, by and between Acacia Research Group, LLC and Kirsten Hoover (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 13, 2019 (File No. 001-37721)

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