Form 10-Q
period 2019-06-30
ACACIA RESEARCH CORP
filed 2019-08-09
CIK 934549

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

4 Park Plaza, Suite 550, Irvine, California 92614

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

As of August 1, 2019, 50,132,871 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

JUNE 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2019, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” “predict,” other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Such statements address future events and conditions concerning, among other things, intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part II, Item1A of this Report on Form 10-Q, and in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission, or the SEC, on March 15, 2019, as amended by Amendment No. 1 to Form 10-K on Form 10-K/A, filed with the SEC on April 30, 2019, or our Annual Report, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. You should read this Report in its entirety, together with the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The NASDAQ Stock Market, LLC. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

We qualify all of our forward-looking statements by these cautionary statements.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$63,487	$128,809
Trading securities - debt	90,482	33,642
Trading securities - equity	10,934	3,012
Accounts receivable	15,308	32,884
Prepaid expenses and other current assets	3,289	3,125
Total current assets	183,500	201,472

Investment at fair value (Note 5)	9,070	7,459
Other investments (Note 5)	–	8,195
Patents, net of accumulated amortization	9,534	6,587
Other non-current assets	1,658	236
Total assets	$203,762	$223,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$9,461	$8,347
Royalties and contingent legal fees payable	10,518	22,688
Other current liabilities	35	–
Total current liabilities	20,014	31,035

Other liabilities	2,131	1,674
Total liabilities	22,145	32,709

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,132,871 and 49,639,319 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	50	50
Treasury stock, at cost, 2,919,828 shares as of June 30, 2019 and December 31, 2018	(39,272)	(39,272)
Additional paid-in capital	651,688	651,156
Accumulated deficit	(432,682)	(422,541)
Total Acacia Research Corporation stockholders' equity	179,784	189,393

Noncontrolling interests	1,833	1,847

Total stockholders' equity	181,617	191,240

Total liabilities and stockholders' equity	$203,762	$223,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$5,460	$6,485	$8,847	$68,578

Portfolio operations:
Inventor royalties	2,623	1,241	3,976	22,985
Contingent legal fees	375	1,037	552	16,796
Patent acquisition expenses	–	–	–	4,000
Litigation and licensing expenses - patents	1,855	2,639	5,656	5,628
Amortization of patents	818	5,278	1,474	10,608
Other portfolio expenses	–	–	650	–
Total portfolio operations	5,671	10,195	12,308	60,017
Net portfolio income (loss)	(211)	(3,710)	(3,461)	8,561
General and administrative expenses(1)	3,810	6,916	7,505	10,217
Impairment of patent-related intangible assets	–	28,210	–	28,210
Operating loss	(4,021)	(38,836)	(10,966)	(29,866)

Other income (expense):
Change in fair value of investment, net (Note 5)	6,980	11,347	13,888	(29,750)
Loss on sale of investment (Note 5)	(1,642)	–	(7,232)	–
Impairment of other investment	(8,195)	(1,000)	(8,195)	(1,000)
Interest income and other	1,130	268	2,673	475
Total other income (expense)	(1,727)	10,615	1,134	(30,275)

Loss before provision for income taxes	(5,748)	(28,221)	(9,832)	(60,141)

Provision for income taxes	(9)	(285)	(323)	(476)

Net loss including noncontrolling interests in subsidiaries	(5,757)	(28,506)	(10,155)	(60,617)

Net loss attributable to noncontrolling interests in subsidiaries	–	79	14	152

Net loss attributable to Acacia Research Corporation	$(5,757)	$(28,427)	$(10,141)	$(60,465)

Net loss attributable to common stockholders - basic and diluted	$(5,757)	$(28,427)	$(10,141)	$(60,465)

Basic and diluted net loss per common share	$(0.12)	$(0.57)	$(0.20)	$(1.20)

Weighted average number of shares outstanding - basic and diluted	49,696,016	50,061,812	49,676,059	50,345,808

_______________________

(1) General and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
General and administrative expenses	$3,349	$5,710	$7,052	$10,035
Non-cash stock compensation expense - G&A	461	521	453	1,225
Non-cash stock compensation expense - Profits Interests (Note 9)	–	685	–	(1,043)
Total general and administrative expenses	$3,810	$6,916	$7,505	$10,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss including noncontrolling interests	$(5,757)	$(28,506)	$(10,155)	$(60,617)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investments, net of tax of $0	–	10	–	(10)
Unrealized gain (loss) on foreign currency translation, net of tax of $0	–	(87)	–	(104)
Total other comprehensive loss	(5,757)	(28,583)	(10,155)	(60,731)
Comprehensive loss attributable to noncontrolling interests	–	79	14	152
Comprehensive loss attributable to Acacia Research Corporation	$(5,757)	$(28,504)	$(10,141)	$(60,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Three Months Ended June 30, 2019
	Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at March 31, 2019	49,656,067	$50	$(39,272)	$651,148	$–	$(426,925)	$1,833	$186,834
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	(5,757)	–	(5,757)
Stock options exercised	25,136	–	–	79	–	–	–	79
Compensation expense for share-based awards, net of forfeitures	451,668	–	–	461	–	–	–	461
Balance at June 30, 2019	50,132,871	$50	$(39,272)	$651,688	$–	$(432,682)	$1,833	$181,617

	Three Months Ended June 30, 2018
	Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at March 31, 2018	50,647,882	$51	$(34,640)	$649,724	$(125)	$(349,550)	$1,593	$267,053
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	(28,427)	–	(28,427)
Stock options exercised	6,500	–	–	20	–	–	–	20
Compensation expense for share-based awards, net of forfeitures	31,102	–	–	521	–	–	–	521
Repurchase of restricted common stock	(1,190,420)	(2)	(4,632)	–	–	–	–	(4,634)
Net income attributable to noncontrolling interests in subsidiaries	–	–	–	–	–	–	(80)	(80)
Unrealized gain on foreign currency translation	–	–	–	–	(87)	–	–	(87)
Unrealized loss on short-term investments	–	–	–	–	10	–	–	10
Balance at June 30, 2018	49,495,064	$49	$(39,272)	$650,265	$(202)	$(377,977)	$1,513	$234,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Six Months Ended June 30, 2019
	Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2018	49,639,319	$50	$(39,272)	$651,156	$–	$(422,541)	$1,847	$191,240
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	(10,141)	–	(10,141)
Stock options exercised	25,136	–	–	79	–	–	–	79
Compensation expense for share-based awards, net of forfeitures	468,416	–	–	453	–	–	–	453
Net income attributable to noncontrolling interests in subsidiaries	–	–	–		–		(14)	(14)
Balance at June 30, 2019	50,132,871	$50	$(39,272)	$651,688	$–	$(432,682)	$1,833	$181,617

	Six Months Ended June 30, 2018
	Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2017	50,639,926	$51	$(34,640)	$648,996	$(88)	$(320,018)	$1,358	$295,659
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	(60,465)	–	(60,465)
Cumulative effect of new accounting principle	–	–	–	–	–	2,506	308	2,814
Stock options exercised	16,500	–	–	51	–	–	–	51
Compensation expense for share-based awards, net of forfeitures	31,102	–	–	1,225	–	–	–	1,225
Repurchase of restricted common stock	(1,192,464)	(2)	(4,632)	(7)	–	–	–	(4,641)
Net income attributable to noncontrolling interests in subsidiaries	–	–	–	–	–	–	(153)	(153)
Unrealized gain on foreign currency translation	–	–	–	–	(104)	–	–	(104)
Unrealized loss on short-term investments	–	–	–	–	(10)	–	–	(10)
Balance at June 30, 2018	49,495,064	$49	$(39,272)	$650,265	$(202)	$(377,977)	$1,513	$234,376

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(10,155)	$(60,617)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net (Note 5)	(13,888)	29,750
Change in value of other investment	8,195	1,000
Loss on sale of investment (Note 5)	7,232	–
Depreciation and amortization	1,482	10,627
Non-cash stock compensation	453	182
Unrealized gain from trading securities	(1,004)	–
Purchases of trading securities	(75,154)	–
Maturities and sales of trading securities	11,396	–
Impairment of patent-related intangible assets	–	28,210
Other	–	(313)

Changes in assets and liabilities:
Accounts receivable	17,576	(934)
Prepaid expenses and other assets	(1,595)	(571)
Accounts payable and accrued expenses	1,606	861
Royalties and contingent legal fees payable	(12,170)	1,436

Net cash provided by (used in) operating activities	(66,026)	9,631

Cash flows from investing activities:
Patent acquisition costs	(4,420)	–
Sale of investment (Note 5)	5,045	–
Investments in Investees (Note 5)	–	(7,000)
Purchases of available-for-sale investments	–	(49,895)
Maturities and sales of available-for-sale investments	–	15,400
Net cash provided by (used in) investing activities	625	(41,495)

Cash flows from financing activities:
Repurchase of common stock	–	(4,634)
Repurchase of restricted common stock	–	(7)
Proceeds from exercise of stock options	79	51
Net cash provided by (used in) financing activities	79	(4,590)

Decrease in cash and cash equivalents	(65,322)	(36,454)

Cash and cash equivalents, beginning	128,809	136,604

Cash and cash equivalents, ending	$63,487	$100,150

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

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

Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of IP rights (hereinafter “IP Rights”) for the use of patented technologies that its operating subsidiaries control or own. Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation.

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

During the six months ended June 30, 2019, Acacia obtained control of three new patent portfolios. During fiscal year 2018 Acacia did not obtain control of any new patent portfolios. During fiscal year 2017 Acacia obtained control of one new patent portfolio. In fiscal year 2016, Acacia obtained control of two new patent portfolios.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 15, 2019, as amended by Amendment No. 1 to Form 10-K on Form 10-K/A, filed with the SEC on April 30, 2019, as well as in our other public filings with the SEC. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2019, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, valuation of debt and equity instruments, stock-based compensation expense including the valuation of profits interests, impairment of patent-related intangible assets, impairment of other investment, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

Reclassifications

Certain reclassifications have been made to the prior fiscal year financial information to conform with the current fiscal year presentation. Such reclassifications had no impact on net income or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

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

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia. Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio. IP Rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised IP Rights are inputs and (ii) the Company's promise to transfer each individual IP right described above to the customer is not separately identifiable from other promises to transfer IP Rights in the contract.

Since the promised IP Rights are not individually distinct, the Company combines each individual IP right in the contract into a bundle of IP rights that is distinct and accounts for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted generally are “functional IP rights” that have significant standalone functionality. Acacia's subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. Acacia’s operating subsidiaries have no further obligation with respect to the grant of IP Rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the IP Rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30-90 days of execution of the contract, or the end of the quarter in which the sale or usage occurs for Recurring Revenue Agreements. Contractual payments made by licensees are generally non-refundable.

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

Revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Paid-up Revenue Agreements	$4,864	$3,183	$4,864	$63,246
Recurring Revenue Agreements	596	3,302	3,983	5,332
	$5,460	$6,485	$8,847	$68,578

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Portfolio Operations

Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. These costs are included under the caption “Portfolio operations” in the accompanying condensed consolidated statements of operations. Cost of revenues for the six months ended June 30, 2018 included $4.0 million of costs to acquire certain patent rights related to revenues recognized in the period.

Inventor Royalties and Contingent Legal Expenses

Inventor royalties are expensed in the condensed consolidated statements of operations in the period that the related revenues are recognized. In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues. Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the condensed consolidated statements of operations. Any unamortized upfront advances recovered from net revenues are expensed in the period recovered and included in amortization expense in the condensed consolidated statements of operations.

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

Concentrations

One licensee individually accounted for 89% of revenues recognized during the three months ended June 30, 2019, and two licensees accounted for 55% and 27% of revenues recognized during the six months ended June 30, 2019. Two licensees accounted for 48% and 42% of revenues recognized during the three months ended June 30, 2018 and one licensee accounted for 87% of revenues recognized during the six months ended June 30, 2018.

The Company does not have any material foreign operations. For the three and six months ended June 30, 2019, 3% and 32%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and six months ended June 30, 2018, 43% and 6%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

Two licensees individually represented approximately 82% and 14% of accounts receivable at June 30, 2019. Four licensees individually represented approximately 38%, 36%, 12% and 11% of accounts receivable at December 31, 2018.

Patents

Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or obtained in connection with business combinations. Patent costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from ten to sixty months.

Impairment of Long-lived Assets

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

Fair value is generally estimated using the “Income Approach,” focusing on the estimated future net income-producing capability of the patent portfolios over their estimated remaining economic useful life. Estimates of future after-tax cash flows are converted to present value through “discounting,” including an estimated rate of return that accounts for both the time value of money and investment risk factors. Estimated cash inflows are typically based on estimates of reasonable royalty rates for the applicable technology, applied to estimated market data. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, strength of the patent portfolio, technology coverage and other pertinent information that could impact future net cash flows.

Cash and Cash Equivalents

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

Trading Securities- Debt

Investments in debt securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses recorded in the condensed consolidated statement of operations in other income (expense). Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in other income (expense).

Trading Securities - Equity

Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the condensed consolidated statement of operations in other income (expense). Dividend income is included in other income (expense).

Short-term investments for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
June 30, 2019:
Trading securities - debt	$90,061	$425	$(4)	$90,482
Trading securities - equity	10,977	99	(142)	10,934
	$101,038	$524	$(146)	$101,416

December 31, 2018:
Trading securities - debt	$33,643	$18	$(19)	$33,642
Trading securities - equity	3,389	27	(404)	3,012
	$37,032	$45	$(423)	$36,654

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The three-level hierarchy of valuation techniques established to measure fair value is defined as follows:

(i) Level 1 – Observable Inputs: Quoted prices in active markets for identical investments;

(ii) Level 2 – Pricing Models with Significant Observable Inputs: Other significant observable inputs, including quoted prices for similar investments, interest rates, credit risk, etc.; and

(iii) Level 3 – Unobservable Inputs: Significant unobservable inputs, including the entity’s own assumptions in determining the fair value of investments.

Whenever possible, the Company is required to use observable market inputs (Level 1 – quoted market prices) when measuring fair value. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured. In certain cases, inputs used to measure fair value fall into different levels of the fair value hierarchy. Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3
	(In thousands)
Assets as of June 30, 2019:
Trading securities - debt	$–	$90,482	$–
Trading securities - equity	10,934	–	–
Investment at fair value - warrants (Note 5)	–	4,459	–
Investment at fair value - common stock (Note 5)	4,611	–	–
Total recurring fair value measurements as of June 30, 2019	$15,545	$94,941	$–

Assets as of December 31, 2018:
Trading securities - debt	$–	$33,642	$–
Trading securities - equity	3,012	–	–
Investment at fair value - warrants (Note 5)	–	2,064	–
Investment at fair value - common stock (Note 5)	5,395	–	–
Total recurring fair value measurements as of December 31, 2018	$8,407	$35,706	$–

Investments at Fair Value

On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants).

Other Investments

Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in equity in earnings (losses) of investees in the condensed consolidated statements of operations.

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

The initial determination of whether an investment is substantially similar to common stock is made on the initial date of investment if the Company has the ability to exercise significant influence over the operating and financial policies of the investee. That determination is reconsidered if:

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

Stock-Based Compensation

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

Profits Interest Units (“Units”) are accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The vesting conditions do not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units are classified as liability awards. Liability classified awards are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense is adjusted each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period and will continue to be fully recognized for any changes in fair value, until the Units are settled. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service, or December 31, 2018. Non-cash stock compensation expense related to the Units is reflected in general and administrative expense in the accompanying condensed consolidated statements of operations.

Treasury Stock

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

Impairment of Investments

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

Income Taxes

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

The Company’s effective tax rates were 0% and (3%) for the three and six months ended June 30, 2019, respectively and (1%) and (1%) for the three and six months ended June 30, 2018, respectively. Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded a full valuation allowance against our net deferred tax assets as of June 30, 2019 and 2018. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

3. LOSS PER SHARE

The following table presents the weighted-average number of shares of common stock outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	49,696,016	50,061,812	49,676,059	50,345,808
Basic and diluted net loss per common share	$(0.12)	$(0.57)	$(0.20)	$(1.20)

Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	1,766,191	4,793,037	1,766,191	4,851,737

Maximum price of awards excluded from the computation of diluted loss per share	$6.75	$6.75	$6.75	$6.75

4. PATENTS

Acacia’s only identifiable intangible assets at June 30, 2019 and December 31, 2018 are patents and patent rights. Patent-related accumulated amortization totaled $321,054,000 and $319,580,000 as of June 30, 2019 and December 31, 2018, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from ten to sixty months. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of June 30, 2019:

For the years ending December 31,
(In thousands)
Remainder of 2019	$1,720
2020	2,555
2021	1,695
2022	1,695
2023	1,620
Thereafter	249
$9,534

5. INVESTMENTS

Investment at Fair Value

Veritone Investment Agreement

On August 15, 2016, Acacia entered into an Investment Agreement with Veritone, Inc. (“Veritone”) pursuant to which Acacia funded in an aggregate of $20 million of loans to Veritone, which were converted into 1,523,746 shares of Veritone’s common stock upon the public offering of Veritone’s common stock on May 17, 2017 (“IPO”), based on a conversion price of $13.61 per share. Veritone also issued Acacia warrants to purchase up to a total of 154,312 shares of Veritone’s common stock at an exercise price of $13.61 per share expiring in 2020.

In addition, in August 2016, Veritone issued Acacia a five-year warrant to purchase up to $50 million worth of shares of Veritone’s common stock at an exercise price of $13.61 per share subject to certain adjustments. Upon the consummation of Veritone’s IPO, Acacia exercised its option to purchase an additional 2,150,335 shares of Veritone common stock, at an aggregate purchase price of $29.3 million. Acacia then received an additional warrant (the “10% Warrant”) that provides for the issuance of an additional 809,400 shares of Veritone common stock at an exercise price of $13.61 per share expiring in 2022.

Veritone Bridge Loan

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

As a result of the foregoing transactions, Acacia received an aggregate total of 4,119,521 of Veritone shares of Veritone’s common stock and warrants to purchase up to 1,120,432 shares of in Veritone common stock. On October 5, 2018, a registration statement on Form S-3 registering all of Acacia’s shares of Veritone common stock was declared effective by the SEC. During the year ended December 31, 2018, Acacia sold 2,700,000 shares of Veritone common stock at prices ranging from $4.95 to $10.44 and recorded a realized loss of $19.1 million. During the three and six months ended June 30, 2019, Acacia sold 239,920 and 867,968 shares of Veritone common stock at prices ranging from $6.45 to $9.21 and from $4.77 to $9.21 for the three and six months ended June 30, 2019, respectively, and recorded a realized loss of $1.6 million and $7.2 million for the three and six months ended June 30, 2019, respectively.

At June 30, 2019, the fair value of the 551,552 shares of Veritone common stock owned by Acacia totaled $4,611,000. At June 30, 2019, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $4,459,000.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the three and six months ended June 30, 2019 and 2018, the accompanying consolidated statements of operations reflected the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Change in fair value of investment, warrants	$3,091	$2,865	$2,394	$(4,782)
Change in fair value of investment, common stock	3,889	8,482	11,494	(24,968)
Loss on sale of investment, common stock	(1,642)	–	(7,232)	–
Net realized and unrealized gain (loss) on investment at fair value	$5,338	$11,347	$6,656	$(29,750)

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

Acacia reviews its investments quarterly for indicators of other-than-temporary impairment. In making this judgment, Acacia considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. As of June 30, 2019, Acacia recorded an impairment of $8.2 million for its investment in Miso Robotics based on analyses including, but not limited to, operating results and trends, recent events and changes in circumstances, which resulted in a determination that the carrying amount of the investment may not be recoverable and thus a full impairment was warranted. This determination requires significant judgment, and valuations of private companies are inherently more complex due to the lack of readily available market data. The future actual operational result of the investee may differ significantly from our current conclusion. Refer to Note 2 “Impairment of Investments” for further information.

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

Facility Leases

The Company primarily leases office facilities under operating lease arrangements that will end in various years through July 2024.

On June 7, 2019, we entered into a building lease agreement (the “New Lease”) with Jamboree Center 4 LLC (the “Landlord”). Pursuant to the New Lease, we will lease approximately 8,293 square feet of office space for our corporate headquarters in Irvine, California. The New Lease shall commence on August 1, 2019. The term of the New Lease will be 60 months from the commencement date.

The Company has subleased a facility under another operating lease agreement (the “Old Lease”) that we ceased using in December 2018, and the sublease will go through the remaining term of the Old Lease, which ends on January 31, 2020. The total sublease income received was $195,000 for the three months ended June 30, 2019. The total sublease income received was $390,000 for the six months ended June 30, 2019.

Operating lease costs, net of sublease income, were $114,000 and $256,000 for the three months ended June 30, 2019 and 2018, respectively. Operating lease costs, net of sublease income, were $205,000 and $502,000 for the six months ended June 30, 2019 and 2018, respectively.

The aggregate basic rent payable under the New Lease and the Old Lease discussed above for the next five years is currently expected to be paid as follows:

Fiscal year ending December 31,
(In thousands)
2019	$824
2020	435
2021	334
2022	349
2023	364
Thereafter	218
$2,524

Effective January 1, 2019, the Company has adopted ASC 842, electing the practical expedient approaches and has recognized approximately $2.1 million of right-of-use assets and an increase of $2.5 million in lease-related liabilities as of June 30, 2019. The adoption of ASC 842 is expected to have no material impact on the Company's consolidated results of operations for the year ending December 31, 2019.

Other Matters

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s condensed consolidated financial position, results of operations or cash flows.

On June 17, 2015, Celltrace Communications Ltd. (“Celltrace”), filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud. Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages. Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce (the “ICC”). Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal. Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016. Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses. A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017. The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018. The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019. At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which concluded in April 2019. Acacia continues to vigorously contest all allegations of wrongdoing. On May 15, 2019, the tribunal gave notice to the parties that it would render a final award by July 31, 2019. On July 22, 2019, the tribunal extended its deadline to render a final award to August 30, 2019. As of the date of this report, the tribunal has not yet issued a final award.

In a separate case on December 6, 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in an amount to be determined.

For the six months ended June 30, 2019, settlement and loss contingency related operating expenses were $650,000. The Company had no settlement and loss contingency related operating expenses in the six months ended June 30, 2018.

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

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration Date

May 1, 2018 - May 30, 2018	1,190,420	$3.89	$15,366,000	February 28, 2019
Totals for 2018	1,190,420	$3.89

Tax Benefits Preservation Plan.

On March 12, 2019, Acacia’s Board of Directors announced that it had unanimously approved the adoption of a Tax Benefits Preservation Plan (the “Plan”). The purpose of the Plan is to protect the Company’s ability to utilize potential tax assets, such as net operating loss carryforwards and tax credits to offset potential future taxable income.

The Plan is designed to reduce the likelihood that the Company will experience an ownership change by discouraging (i) any person or group from acquiring beneficial ownership of 4.9% or more of the Company’s outstanding common stock and (ii) any existing stockholders who, as of the time of the first public announcement of the adoption of the Plan, beneficially own more than 4.9% of the Company’s then-outstanding shares of the Company’s common stock from acquiring additional shares of the Company’s common stock (subject to certain exceptions). There is no guarantee, however, that the Plan will prevent the Company from experiencing an ownership change.

In connection with the adoption of the Plan, Acacia’s Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on March 16, 2019. On or after the distribution date, each right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.001 par value for a purchase price of $12.00.

8. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Recently Adopted.

In February 2016, FASB issued ASU 2016-02, Leases, or ASC 842 which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. Further, in January 2019, FASB issued ASU 2019-01, Leases: Codification Improvements, which provides disclosure relief for the interim periods when adopting ASC 842. The primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months as of January 1, 2019. Such amounts were not previously accounted for in the Company's consolidated balance sheets. The Company has adopted ASC 842, electing the practical expedient approaches and has recognized approximately $2.1 million of right-of-use assets and an increase of $2.5 million in lease-related liabilities as of June 30, 2019. The adoption of ASC 842 is expected to have no material impact on the Company's consolidated results of operations for the year ending December 31, 2019.

There have been no other material changes to the Company's significant accounting policies during the three and six months ended June 30, 2019.

9. FAIR VALUE DISCLOSURES

Acacia holds the following types of financial instruments at June 30, 2019 and December 31, 2018.

Trading securities - debt

Debt securities includes corporate bonds with fair value that is determined by third party quotations from outside pricing services and/or computerized pricing models, which may be based on transactions, bids or estimates. Acacia classifies the fair value of corporate bonds within Level 2 of the valuation hierarchy.

Trading securities – equity

Equity securities includes investments in public companies’ common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair values of these securities are within Level 1 of the valuation hierarchy.

Investments at fair value - common stock

Acacia’s equity investment in Veritone common stock is recorded at fair value based on the quoted market price of Veritone’s common stock on the applicable valuation date. The fair values of these securities are within Level 1 of the valuation hierarchy.

Investments at fair value - warrants.

Warrants are recorded at fair value, as based on the Black-Scholes option-pricing model (Level 2).

10. SUBSEQUENT EVENTS

On August 5, 2019, Acacia’s Board of Directors approved a stock repurchase program, which authorized the purchase of up to $10.0 million of the Company's common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item1 of this Quarterly Report on Form10-Q for the three months ended June 30, 2019, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item1A of this Report.

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

We have a proven track record of licensing and enforcement success with over 1,560 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $775 million to our patent partners.

Executive Summary

Overview

For the three months ended June 30, 2019 and 2018, we reported revenues of $5.5 million and $6.5 million, respectively. For the six months ended June 30, 2019 and 2018, we reported revenues of $8.8 million and $68.6 million, respectively. Cash and short-term investments totaled $164.9 million as of June 30, 2019, as compared to $165.5 million as of December 31, 2018. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs.

Our team’s expertise in identifying and evaluating complex IP, and in developing and cultivating long-term business relationships, provides us a unique window into innovation and technological advancement. We are increasing our efforts to leverage our expertise and experience to create new avenues and monetize our existing IP assets, which we believe will lead to increased stockholder value. We will leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities.

Patent Portfolio Intake.

During the three months ended June 30, 2019, we acquired one new patent portfolio covering enterprise networking equipment and residential gateways technology and a second covering customization of ad insertion for Internet radio streaming technology. During the six months ended June 30, 2019, we acquired three new patent portfolios covering (i) enterprise networking equipment and residential gateways technology, (ii) customization of ad insertion for Internet radio streaming technology, and (iii) wireless communications and cloud computing. The patents and patent rights acquired during the six months ended 2019 have estimated economic useful lives of approximately five years.

Operating Activities.

Operating activities during the periods presented included the following:

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2019	2018	$	%		2019	2018	$	%

Revenues (in thousands, except percentage change values)	$5,460	$6,485	$(1,025)	(16%	)	$8,847	$68,578	$(59,731)	(87%	)
New agreements executed	1	2	(1)	(50%	)	1	6	(5)	(83%	)
Licensing and enforcement programs generating revenues	3	5	(2)	(40%	)	3	6	(3)	(50%	)
New patent portfolios	1	–	1	–		3	–	3	–

In addition to our portfolio intake trend described above, our revenues historically have fluctuated quarterly, and can vary significantly, based on a number of factors including the following:

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

Our management does not attempt to manage for smooth sequential periodic growth in revenues from period to period, and therefore, periodic results can be uneven. Unlike most operating businesses and industries, licensing revenues not generated in a current period are not necessarily foregone but, depending on whether negotiations, litigation or both continue into subsequent periods, and depending on a number of other factors, such potential revenues may be pushed into subsequent fiscal periods.

Revenues for the six months ended June 30, 2019 and 2018 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Super Resolutions Microscopy technology(1)(2)
•	Online Auction Guarantee technology(2)	•	Video Conferencing technology(2)
•	Speech codes used in wireless and wireline systems technology(1)(2)	•	Wireless Infrastructure and User Equipment technology(2)
__________________________
(1) 2019 period
(2) 2018 period

Summary of Results of Operations - Overview

For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2019	2018	$ Change	% Change		2019	2018	$ Change	% Change
	(In thousands, except percentage change values)
Revenues	$5,460	$6,485	$(1,025)	(16%	)	$8,847	$68,578	$(59,731)	(87%	)
Operating costs and expenses	9,481	45,321	(35,840)	(79%	)	19,813	98,444	(78,631)	(80%	)
Operating loss	(4,021)	(38,836)	34,815	(90%	)	(10,966)	(29,866)	18,900	(63%	)
Other income (expense), net	(1,727)	10,615	(12,342)	(116%	)	1,134	(30,275)	31,409	(104%	)
Loss before provision for income taxes	(5,748)	(28,221)	22,473	(80%	)	(9,832)	(60,141)	50,309	(84%	)
Provision for income taxes	(9)	(285)	276	(97%	)	(323)	(476)	153	(32%	)
Net loss attributable to Acacia Research Corporation	(5,757)	(28,427)	22,670	(80%	)	(10,141)	(60,465)	50,324	(83%	)

Results of Operations - Three months ended June 30, 2019 compared with the three months ended June 30, 2018

Revenues decreased $1.0 million to $5.5 million for the three months ended June 30, 2019, as compared to $6.5 million in the comparable prior year quarter, due primarily to a decrease in the number of new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before provision for income taxes was $5.7 million for the three months ended June 30, 2019, as compared to $28.2 million for the three months ended June 30, 2018. The net change was comprised of the change in revenues described above, a $7.0 million unrealized gain offset by a $1.6 million realized loss on our equity investment in Veritone, Inc., or Veritone, for the three months ended June 30, 2019, as compared to a $11.3 million unrealized gain for the comparable prior year period on our equity investment in Veritone, an $8.2 million impairment charge on our other investment in Miso Robotics, Inc., or Miso Robotics, recorded in the second quarter of 2019, as compared to a $1.0 million impairment charge on our other investment in Bitzumi, Inc., or Bitzumi, recorded in the second quarter of 2018, and other changes in operating expenses as follows:

•	Inventor royalties and contingent legal fees, on a combined basis, increased $0.7 million, or 32%, to $3.0 million, primarily due to costs related to the new paid-up revenues for the periods.

•	Litigation and licensing expenses-patents decreased $0.8 million, or 30%, to $1.9 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

•	Amortization expense decreased $4.5 million, or 85%, to $0.8 million, due to a decrease in scheduled amortization resulting from the $28.2 million patent portfolio impairment charges previously recorded in the second quarter of 2018.

•	General and administrative expenses, excluding non-cash stock compensation, decreased $2.4 million, or 41%, to $3.3 million, primarily due to higher corporate, general and administrative costs related to the 2018 proxy contest in the prior year.

•	Net non-cash stock compensation expense decreased $0.7 million, or 62%, due to the three months ended June 30, 2018 including a $0.7 million charge for the increase in fair value of the Veritone related profits interest units, or the Units.

Results of Operations - Six months ended June 30, 2019 compared with the six months ended June 30, 2018

Revenues decreased $59.7 million to $8.8 million for the six months ended June 30, 2019, as compared to $68.6 million in the comparable prior year period, due primarily to a decrease in the number of new agreements executed during the 2019 period. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before provision for income taxes was $9.8 million for the six months ended June 30, 2019, as compared to $60.1 million for the six months ended June 30, 2018. The net change was primarily comprised of the change in revenues described above, a $13.9 million unrealized gain offset by a $7.2 million realized loss for the six months ended June 30, 2019, as compared to a $29.8 million unrealized loss for the comparable prior year period on our equity investment in Veritone, an $8.2 million impairment charge on our other investment in Miso Robotics recorded in the six months ended June 30, 2019, as compared to a $1.0 million impairment charge on our other investment in Bitzumi recorded in the six months ended June 30, 2018, and other changes in operating expenses as follows:

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $35.3 million, or 89%, to $4.5 million, primarily due to the decrease in related revenues for the periods.

•	Litigation and licensing expenses-patents remained relatively consistent, primarily due to litigation support and third-party technical consulting expenses associated with ongoing litigations.

•	Amortization expense decreased $9.1 million, or 86%, to $1.5 million, due to a decrease in scheduled amortization resulting from the $28.2 million patent portfolio impairment charges previously recorded in the six months ended June 30, 2018.

•	General and administrative expenses, excluding non-cash stock compensation, decreased $3.0 million, or 30%, to $7.1 million, primarily due to higher corporate, general and administrative costs related to the 2018 proxy contest in the prior year.

•	Net non-cash stock compensation expense increased $0.3 million, or 149%, due to a decrease in expense for employees and board members that were terminated in 2018, offset by a $1.0 million credit for the decrease in fair value of the Units included in the six months ended June 30, 2018.

•	For the six months ended June 30, 2019, settlement and loss contingency related operating expenses were $650,000. The Company had no settlement and loss contingency related operating expenses in the six months ended June 30, 2018.

Investments in Patent Portfolios

One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity associated with the current patent environment. During the six months ended June 30, 2019, we acquired three new patent portfolios. In fiscal year 2018 we did not acquire any patent portfolios, compared to one portfolio acquired during fiscal year 2017.

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

Patent Licensing and Enforcement

-	Patent Litigation Trial Dates and Related Trials

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

-	Litigation and Licensing Expense.

We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

•	Increases in patent-related legal expenses associated with patent infringement litigation, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, re-exam and inter partes review costs, case-related audio/video presentations and other litigation support and administrative costs could increase our operating costs and decrease our profit generating opportunities;

•	Our patented technologies and enforcement actions are complex and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents. Moreover, such appeals may not be successful;

•	New legislation, regulations or rules related to enforcement actions, including any fee or cost shifting provisions, could significantly increase our operating costs and decrease our profit generating opportunities. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions. For instance, the United States House of Representatives has passed a bill that would require non-practicing entities that bring patent infringement lawsuits to pay legal costs of the defendants, if the lawsuits are unsuccessful and certain standards are not met;

•	Courts may rule that our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards by pursuing such enforcement actions, which may expose us and our operating subsidiaries to material liabilities, which could harm our operating results and our financial position;

•	The complexity of negotiations and potential magnitude of exposure for potential infringers associated with higher quality patent portfolios may lead to increased intervals of time between the filing of litigation and potential revenue events (i.e. markman dates, trial dates), which may lead to increased legal expenses, consistent with the higher revenue potential of such portfolios; and

•	Fluctuations in overall patent portfolio related enforcement activities which are impacted by the portfolio intake challenges discussed above could harm our operating results and our financial position.

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report. In addition, as set forth in Note 2 to the condensed consolidated financial statements included in this report, certain accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases, or ASC 842, which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. Further, in January 2019, FASB issued ASU 2019-01, Leases: Codification Improvements, which provides disclosure relief for the interim periods when adopting ASC 842. The primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months as of January 1, 2019. Such amounts were not previously accounted for in the Company's consolidated balance sheets.

The Company has adopted ASC 842, electing the practical expedient approaches, and has recognized approximately $2.1 million of right-of-use assets and an increase of $2.5 million in lease-related liabilities as of June 30, 2019.

Except as described above, the adoption of the new lease accounting standard did not have a material impact on the condensed consolidated financial statements.

Other Investments

Investment in Veritone

In connection with its previous investment in Veritone, Inc., or Veritone, in August 2016, Acacia received an aggregate total of 4,119,521 shares and warrants to purchase up to 1,120,432 shares of Veritone common stock. In fiscal year 2018, Acacia sold 2,700,000 shares of Veritone common stock at a weighted average price of $7.07 and recorded a realized loss of $19.1 million on the sale. During the three months ended June 30, 2019, Acacia sold 239,920 shares of Veritone common stock at a weighted average price of $7.30 and recorded a realized loss of $1.6 million on the sale. During the six months ended June 30, 2019, Acacia sold 867,968 shares of Veritone common stock at a weighted average price of $5.85 and recorded a realized loss of $7.2 million on the sale. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

Investment in Miso Robotics.

In June 2017, Acacia made a $2.25 million equity investment in Miso Robotics as part of Miso Robotics’ closing of $3.1 million in Series A funding. In February 2018, we made an additional strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics. As of June 30, 2019, Acacia impaired its remaining $8.2 million investment in Miso Robotics. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Miso Robotics.

Consolidated Results of Operations

Comparison of the Results of Operations for Three and Six Months Ended June 30, 2019 and 2018

Revenues and Pretax Net Loss

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2019	2018	$	%		2019	2018	$	%
Revenues (in thousands, except percentage change values)	$5,460	$6,485	$(1,025)	(16%	)	$8,847	$68,578	$(59,731)	(87%	)
New agreements executed	1	2	(1)	(50%	)	1	6	(5)	(83%	)

One licensee individually accounted for 89% of revenues recognized during the three months ended June 30, 2019, and two licensees accounted for 55% and 27% of revenues recognized during the six months ended June 30, 2019. Two licensees accounted for 48% and 42% of revenues recognized during the three months ended June 30, 2018 and one licensee accounted for 87% of revenues recognized during the six months ended June 30, 2018.

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

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(In thousands, except percentage change values)
Loss before provision for income taxes	$(5,748)	$(28,221)	$22,473	(80%	)	$(9,832)	$(60,141)	$50,309	(84%	)

Cost of Revenues

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

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(In thousands, except percentage change values)
Inventor royalties	$2,623	$1,241	$1,382	111%		$3,976	$22,985	$(19,009)	(83%	)
Contingent legal fees	375	1,037	(662)	(64%	)	552	16,796	(16,244)	(97%	)
Patent acquisition expenses	–	–	–	–		–	4,000	(4,000)	(100%	)

Litigation and Licensing Expenses - Patents

For the three months ended June 30, 2019, litigation and licensing expenses-patents decreased due to a net decrease in litigation support and third-party technical consulting expenses, as compared to the same periods in prior year. Litigation and licensing expenses-patents remained relatively consistent during the six months period ended June 30, 2019 as compared to the six months period in prior year, due to expenses associated with ongoing litigations.

Amortization of Patents

For the three months ended June 30, 2019, amortization expense decreased $4.5 million, or 85%, as compared to the three months ended June 30, 2018. For the six months ended June 30, 2019, amortization expense decreased $9.1 million, or 86%, as compared to the six months ended June 30, 2018. These decreases were due to a decrease in scheduled amortization resulting from the $28.2 million patent portfolio impairment charges previously recorded in the second quarter of 2018.

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(In thousands, except percentage change values)
Litigation and licensing expenses - patents	$1,855	$2,639	$(784)	(30%	)	$5,656	$5,628	$28	0%
Amortization of patents	818	5,278	(4,460)	(85%	)	1,474	10,608	(9,134)	(86%	)
Impairment of patent-related intangible assets	–	28,210	(28,210)	(100%	)	–	28,210	(28,210)	(100%	)

Operating Expenses

General and Administrative Expenses

	Three Months Ended June 30,		Change			Six Months Ended June 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(In thousands, except percentage change values)
General and administrative expenses	$3,349	$5,710	$(2,361)	(41%	)	$7,052	$10,035	$(2,983)	(30%	)
Non-cash stock compensation expense - G&A	461	521	(60)	(12%	)	453	1,225	(772)	(63%	)
Non-cash stock compensation expense - Profits Interests (Note 9)	–	685	(685)	(100%	)	–	(1,043)	1,043	(100%	)
Total general and administrative expenses	$3,810	$6,916	$(3,106)	(45%	)	$7,505	$10,217	$(2,712)	(27%	)

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019 vs. 2018	2019 vs. 2018
	(In thousands)
Personnel costs and board fees	$406	$637
Variable performance-based compensation costs	(35)	(838)
Corporate, general and administrative costs	(2,898)	(3,065)
Non-cash stock compensation expense	(744)	271
Non-recurring employee severance costs	165	283
Total change in general and administrative expenses	$(3,106)	$(2,712)

The decreases in corporate, general and administrative costs were primarily due to prior year’s higher costs relating to the 2018 proxy contest. The decrease in non-cash stock compensation expense for the three months ended June 2019 was primarily due to a $0.7 million charge for the increase in fair value of the Units for the three months ended June 30, 2018.

Other Operating Income (Expense)

Change in Fair Value of Investment, net

Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value, primarily based on changes in Veritone's stock price, reflected in the statement of operations each period. Results for the three and six months ended June 30, 2019 included unrealized gains totaling $7.0 million and $13.9 million, respectively on our investment in Veritone. Results for the three and six months ended June 30, 2018 included an unrealized gain totaling $11.3 million and an unrealized loss totaling $29.8 million, respectively on our investment in Veritone. The three months ended June 30, 2019 included a realized loss of $1.6 million from the sale of 239,920 shares of Veritone stock at a weighted average price of $7.30 per share. The six months ended June 30, 2019 included a realized loss of $7.2 million from the sale of 867,968 shares of Veritone stock at a weighted average price of $5.85 per share.

Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018

Provision for income taxes (in thousands)	$(9)		$(285)		$(323)		$(476)
Effective tax rate	(0%	)	(1%	)	(3%	)	(1%	)

Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least August 2020 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $164.9 million at June 30, 2019, compared to $165.5 million at December 31, 2018. The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(66,026)	$9,631
Investing activities	625	(41,495)
Financing activities	79	(4,590)

Cash Flows from Operating Activities

Cash receipts from licensees for the six months ended June 30, 2019 decreased 60% to $27.1 million, as compared to $67.8 million in the comparable 2018 period, due to a decrease in revenue and the net impact of the timing of cash receipts from licensees. Cash outflows from operations, excluding the impact of purchases and maturities of trading securities, for the six months ended June 30, 2019 decreased 49% to $29.4 million, as compared to $58.1 million in the comparable 2018 period, primarily due to a decrease in net loss and the net impact of the timing of related payments of inventor royalties and contingent legal fees and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities

Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Six Months Ended
	June 30,
	2019	2018
	(In thousands)
Patent acquisition costs	$(4,420)	$–
Sale of investment(1)	5,045	–
Investments in Investees	–	(7,000)
Net sale of short-term investments	–	(34,495)

_____________________

(1) Refer to Note 5 for additional information

Working Capital

Working capital at June 30, 2019 decreased to $163.5 million, compared to $170.4 million at December 31, 2018. Consolidated accounts receivable from licensees decreased to $15.3 million at June 30, 2019, compared to $32.9 million at December 31, 2018. Accounts payable and accrued expenses increased to $9.5 million, compared to $8.3 million at December 31, 2018. Consolidated royalties and contingent legal fees payable decreased to $10.5 million at June 30, 2019, compared to $22.7 million at December 31, 2018.

The majority of royalties and contingent legal fees payable are scheduled to be paid through the third quarter of 2019, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

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

At June 30, 2019 and December 31, 2018, our debt trading securities were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in “Trading securities – debt” in the accompanying consolidated balance sheets).

In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Investments in U.S. government and corporate fixed income securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the relatively short duration of our debt trading securities portfolio, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition of certain of our equity investments in these technology companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses. As of June 30, 2019 and December 31, 2018, the carrying value of our common stock and warrants in public and private companies was $20.0 million and $18.7 million, respectively. We record our common stock and warrant investments in publicly traded companies at fair value, which are subject to market price volatility, and represents $20.0 million and $10.5 million of our assets as of June 30, 2019 and December 31, 2018, respectively. As of December 31, 2018, a hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $540,000 in the fair value of our equity and equity warrant investments in Veritone and a decrease of approximately $301,000 in our other equity investments. As of June 30, 2019, a hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $1.1 million in the fair value of our equity and equity warrant investments in Veritone, and a decrease of approximately $1.1 million in our other equity investments. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary. Our analysis includes a review of recent operating results and trends, recent sales/acquisitions of the investee securities, and other publicly available data. The current global economic climate provides additional uncertainty. Valuations of private companies are inherently more complex due to the lack of readily available market data. As such, we believe that market sensitivities are not practicable for our private company equity investments.

Item 4. Controls and Procedures

(i). Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Intellectual Property Officer and Corporate Controller, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Intellectual Property Officer and Corporate Controller concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Intellectual Property Officer and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2019) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(iii). Inherent Limitations on Effectiveness of Controls

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On June 17, 2015, Celltrace Communications Ltd. (“Celltrace”) filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud. Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages. Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce (the “ICC”). Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal. Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016. Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses. A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017. The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018. The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019. At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which concluded in April 2019. Acacia continues to vigorously contest all allegations of wrongdoing. On May 15, 2019, the tribunal gave notice to the parties that it would render a final award by July 31, 2019. On July 22, 2019, the tribunal extended its deadline to render a final award to August 30, 2019. As of this writing, the tribunal has not yet issued a final award.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 in this Quarterly Report on Form 10-Q, as well as our condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described below, and in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	EXHIBIT
3.1#	Amended and Restated Certificate of Incorporation (as updated through July 29, 2019 and currently in effect)
3.2	Second Amended and Restated Bylaws (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on July 25, 2019 (File No. 001-37721)
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

___________________________

#	Filed herewith.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: August 9, 2019	/s/ Marc Booth
By: Marc W. Booth
Chief Intellectual Property Officer
(Principal Executive Officer and Duly Authorized Signatory)

Date: August 9, 2019	/s/ Li Yu
By: Li Yu
Corporate Controller
(Principal Financial Officer)