Form 10-Q
period 2019-09-30
ACACIA RESEARCH CORP
filed 2019-11-12
CIK 934549

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of November 4, 2019, 50,343,305 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

SEPTEMBER 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2019, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” “predict,” other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Such statements address future events and conditions concerning, among other things, intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$66,861	$128,809
Trading securities - debt	86,390	33,642
Trading securities - equity	16,080	3,012
Accounts receivable	1,799	32,884
Prepaid expenses and other current assets	2,329	3,125
Total current assets	173,459	201,472

Investment at fair value (Note 5)	2,674	7,459
Other investments (Note 5)	–	8,195
Patents, net of accumulated amortization	8,671	6,587
Other non-current assets	2,126	236
Total assets	$186,930	$223,949

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$8,268	$8,347
Royalties and contingent legal fees payable	2,274	22,688
Other current liabilities	29	–
Total current liabilities	10,571	31,035

Other liabilities	2,050	1,674
Total liabilities	12,621	32,709

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,343,305 and 49,639,319 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	50	50
Treasury stock, at cost, 2,919,828 shares as of September 30, 2019 and December 31, 2018	(39,272)	(39,272)
Additional paid-in capital	651,988	651,156
Accumulated deficit	(440,290)	(422,541)
Total Acacia Research Corporation stockholders' equity	172,476	189,393

Noncontrolling interests	1,833	1,847

Total stockholders' equity	174,309	191,240

Total liabilities and stockholders' equity	$186,930	$223,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues	$1,711	$13,725	$10,558	$82,303

Portfolio operations:
Inventor royalties	776	1,181	4,752	24,166
Contingent legal fees	35	2,949	587	19,745
Patent acquisition expenses	–	–	–	4,000
Litigation and licensing expenses - patents	987	1,549	6,643	7,177
Amortization of patents	863	4,952	2,337	15,560
Other portfolio expenses	(475)	2,202	175	2,202
Total portfolio operations	2,186	12,833	14,494	72,850
Net portfolio income (loss)	(475)	892	(3,936)	9,453
General and administrative expenses(1)	4,670	5,855	12,175	16,072
Impairment of patent-related intangible assets	–	–	–	28,210
Operating loss	(5,145)	(4,963)	(16,111)	(34,829)

Other income (expense):
Change in fair value of investment, net (Note 5)	(4,266)	(24,211)	9,622	(53,961)
Loss on sale of investment (Note 5)	(915)	(3,705)	(8,147)	(3,705)
Impairment of other investment	–	–	(8,195)	(1,000)
Gain on disposal of other investment	2,000	–	2,000	–
Interest income and other	718	321	3,391	796
Total other expense	(2,463)	(27,595)	(1,329)	(57,870)

Loss before provision for income taxes	(7,608)	(32,558)	(17,440)	(92,699)

Provision for income taxes	–	(306)	(323)	(782)

Net loss including noncontrolling interests in subsidiaries	(7,608)	(32,864)	(17,763)	(93,481)

Net (income) loss attributable to noncontrolling interests in subsidiaries	–	(331)	14	(179)

Net loss attributable to Acacia Research Corporation	$(7,608)	$(33,195)	$(17,749)	$(93,660)

Net loss attributable to common stockholders - basic and diluted	$(7,608)	$(33,195)	$(17,749)	$(93,660)

Basic and diluted net loss per common share	$(0.15)	$(0.67)	$(0.36)	$(1.87)

Weighted average number of shares outstanding - basic and diluted	49,828,361	49,557,748	49,727,385	50,080,234

________________________________________________________

(1) General and administrative expenses were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative expenses	$4,370	$5,865	$11,422	$15,900
Non-cash stock compensation expense - G&A	300	566	753	1,791
Non-cash stock compensation expense - Profits Interests	–	(576)	–	(1,619)
Total general and administrative expenses	$4,670	$5,855	$12,175	$16,072

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net loss including noncontrolling interests	$(7,608)	$(32,864)	$(17,763)	$(93,481)
Other comprehensive income (loss):
Unrealized gain on short-term investments, net of tax of $0	–	85	–	75
Unrealized loss on foreign currency translation, net of tax of $0	–	(5)	–	(109)
Total other comprehensive loss	(7,608)	(32,784)	(17,763)	(93,515)
Comprehensive (income) loss attributable to noncontrolling interests	–	(331)	14	(179)
Comprehensive loss attributable to Acacia Research Corporation	$(7,608)	$(33,115)	$(17,749)	$(93,694)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Three Months Ended September 30, 2019
	Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at June 30, 2019	50,132,871	$50	$(39,272)	$651,688	$–	$(432,682)	$1,833	$181,617
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	(7,608)	–	(7,608)
Compensation expense for share-based awards, net of forfeitures	210,434	–	–	300	–	–	–	300
Balance at September 30, 2019	50,343,305	$50	$(39,272)	$651,988	$–	$(440,290)	$1,833	$174,309

	Three Months Ended September 30, 2018
	Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at June 30, 2018	49,495,064	$49	$(39,272)	$650,265	$(202)	$(377,977)	$1,513	$234,376
Net loss attributable to Acacia Research Corporation	–		–	–	–	(33,195)	–	(33,195)
Stock options exercised	66,115		–	206	–	–	–	206
Compensation expense for share-based awards, net of forfeitures	135,896	1	–	565	–	–	–	566
Repurchase of restricted common stock	(57,756)		–	(222)	–	–	–	(222)
Net income attributable to noncontrolling interests in subsidiaries	–		–	–	–	–	331	331
Unrealized loss on foreign currency translation	–		–	–	(5)	–	–	(5)
Unrealized gain on short-term investments	–	–	–	–	85	–	–	85
Balance at September 30, 2018	49,639,319	$50	$(39,272)	$650,814	$(122)	$(411,172)	$1,844	$202,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

(In thousands, except share data)

	Nine Months Ended September 30, 2019
	Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2018	49,639,319	$50	$(39,272)	$651,156	$–	$(422,541)	$1,847	$191,240
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	(17,749)	–	(17,749)
Stock options exercised	25,136	–	–	79	–	–	–	79
Compensation expense for share-based awards, net of forfeitures	678,850	–	–	753	–	–	–	753
Net loss attributable to noncontrolling interests in subsidiaries	–	–	–		–		(14)	(14)
Balance at September 30, 2019	50,343,305	$50	$(39,272)	$651,988	$–	$(440,290)	$1,833	$174,309

	Nine Months Ended September 30, 2018
	Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders’
	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2017	50,639,926	$51	$(34,640)	$648,996	$(88)	$(320,018)	$1,358	$295,659
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	(93,660)	–	(93,660)
Cumulative effect of new accounting principle	–	–	–	–	–	2,506	307	2,813
Stock options exercised	82,615	–	–	257	–	–	–	257
Compensation expense for share-based awards, net of forfeitures	166,998	1	–	1,790	–	–	–	1,791
Repurchase of restricted common stock	(59,800)	–	–	(229)	–	–	–	(229)
Repurchase of common stock	(1,190,420)	(2)	(4,632)		–	–	–	(4,634)
Net income attributable to noncontrolling interests in subsidiaries	–	–	–	–	–	–	179	179
Unrealized loss on foreign currency translation	–	–	–	–	(109)	–	–	(109)
Unrealized gain on short-term investments	–	–	–	–	75	–	–	75
Balance at September 30, 2018	49,639,319	$50	$(39,272)	$650,814	$(122)	$(411,172)	$1,844	$202,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(17,763)	$(93,481)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net (Note 5)	(9,622)	53,961
Impairment of other investment	8,195	1,000
Loss on sale of investment (Note 5)	8,147	3,705
Gain on disposal of other investment (Note 5)	(2,000)	–
Depreciation and amortization	2,344	15,582
Non-cash stock compensation	753	172
Change in value of trading securities	(914)	–
Purchases of trading securities	(103,718)	–
Maturities and sales of trading securities	38,816	–
Impairment of patent-related intangible assets	–	28,210
Other	–	(506)

Changes in assets and liabilities:
Accounts receivable	31,085	(5,877)
Prepaid expenses and other assets	(983)	(183)
Accounts payable and accrued expenses	326	1,052
Royalties and contingent legal fees payable	(20,414)	3,864
Net cash provided by (used in) operating activities	(65,748)	7,499

Cash flows from investing activities:
Patent acquisition costs	(4,420)	–
Sale of investment at fair value (Note 5)	6,260	10,440
(Purchase) Sale of other investments (Note 5)	2,000	(7,000)
Purchases of available-for-sale investments	–	(65,883)
Maturities and sales of available-for-sale investments	–	32,508
Purchases of property and equipment	(119)	–
Net cash provided by (used in) investing activities	3,721	(29,935)

Cash flows from financing activities:
Repurchase of common stock	–	(4,634)
Repurchase of restricted common stock	–	(229)
Proceeds from exercise of stock options	79	257
Net cash provided by (used in) financing activities	79	(4,606)

Decrease in cash and cash equivalents	(61,948)	(27,042)

Cash and cash equivalents, beginning	128,809	136,604

Cash and cash equivalents, ending	$66,861	$109,562

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

During the nine months ended September 30, 2019, Acacia obtained control of five new patent portfolios. During fiscal year 2018 Acacia did not obtain control of any new patent portfolios. During fiscal year 2017 Acacia obtained control of one new patent portfolio. In fiscal year 2016, Acacia obtained control of two new patent portfolios.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 15, 2019, as amended by Amendment No. 1 to Form 10-K on Form 10-K/A, filed with the SEC on April 30, 2019, as well as in our other public filings with the SEC. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2019, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Revenues were comprised of the following for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Paid-up Revenue Agreements	$1,203	$7,250	$6,067	$70,496
Recurring Revenue Agreements	508	3,005	4,491	8,337
Other Settlements	–	3,470	–	3,470
	$1,711	$13,725	$10,558	$82,303

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

Concentrations

Three licensees individually accounted for 52%, 21% and 12% of revenues recognized during the three months ended September 30, 2019, and three licensees individually accounted for 46%, 23% and 14% of revenues recognized during the nine months ended September 30, 2019. Three licensees individually accounted for 44%, 25% and 17% of revenues recognized during the three months ended September 30, 2018, and one licensee accounted for 73% of revenues recognized during the nine months ended September 30, 2018.

For the three and nine months ended September 30, 2019, 75% and 38%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three and nine months ended September 30, 2018, 61% and 15%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

Four licensees individually represented approximately 49%, 20%, 11% and 11% of accounts receivable at September 30, 2019. Four licensees individually represented approximately 38%, 36%, 12% and 11% of accounts receivable at December 31, 2018.

Patents

Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or obtained in connection with business combinations. Patent costs are amortized utilizing the straight-line method over their remaining economic useful lives. Refer to Note 4 for additional information on our patents.

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

Trading Securities- Debt

Investments in debt securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses recorded in the condensed consolidated statements of operations in other income (expense). Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in other income (expense).

Trading Securities - Equity

Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the condensed consolidated statements of operations in other income (expense). Dividend income is included in other income (expense).

Short-term investments for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
September 30, 2019:
Trading securities - debt	$86,157	$240	$(7)	$86,390
Trading securities - equity	16,143	297	(360)	16,080
	$102,300	$537	$(367)	$102,470

December 31, 2018:
Trading securities - debt	$33,643	$18	$(19)	$33,642
Trading securities - equity	3,389	27	(404)	3,012
	$37,032	$45	$(423)	$36,654

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

	Level 1	Level 2	Level 3
	(In thousands)
Assets as of September 30, 2019:
Trading securities - debt	$–	$86,390	$–
Trading securities - equity	16,080	–	–
Investment at fair value - warrants (Note 5)	–	1,242	–
Investment at fair value - common stock (Note 5)	1,432	–	–
Total recurring fair value measurements as of September 30, 2019	$17,512	$87,632	$–

Assets as of December 31, 2018:
Trading securities - debt	$–	$33,642	$–
Trading securities - equity	3,012	–	–
Investment at fair value - warrants (Note 5)	–	2,064	–
Investment at fair value - common stock (Note 5)	5,395	–	–
Total recurring fair value measurements as of December 31, 2018	$8,407	$35,706	$–

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

The Company’s effective tax rates were 0% and (2%) for the three and nine months ended September 30, 2019, respectively and (1%) and (1%) for the three and nine months ended September 30, 2018, respectively. Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded a full valuation allowance against our net deferred tax assets as of September 30, 2019 and 2018. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

3. LOSS PER SHARE

The following table presents the weighted-average number of shares of common stock outstanding used in the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	49,828,361	49,557,748	49,727,385	50,080,234

Basic and diluted net loss per common share	$(0.15)	$(0.67)	$(0.36)	$(1.87)

Anti-dilutive equity-based incentive awards excluded from the computation of diluted loss per share	442,864	3,518,070	442,864	3,549,770

Maximum price of awards excluded from the computation of diluted loss per share	$5.75	$6.75	$5.75	$6.75

4. PATENTS

Acacia’s only identifiable intangible assets at September 30, 2019 and December 31, 2018 are patents and patent rights. Patent-related accumulated amortization totaled $321,917,000 and $319,580,000 as of September 30, 2019 and December 31, 2018, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from six to fifty seven months. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of September 30, 2019:

For the years ending December 31,
(In thousands)
Remainder of 2019	$857
2020	2,555
2021	1,695
2022	1,695
2023	1,620
Thereafter	249
$8,671

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

During the year ended December 31, 2018, Acacia sold 2,700,000 shares of Veritone common stock at prices ranging from $4.95 to $10.44 and recorded a realized loss of $19.1 million. During the three and nine months ended September 30, 2019, Acacia sold 150,555 and 1,018,524 shares of Veritone common stock at prices ranging from $7.53 to $8.40 and from $4.77 to $9.21 for the three and nine months ended September 30, 2019, respectively, and recorded a realized loss of $0.9 million and $8.1 million for the three and nine months ended September 30, 2019, respectively.

At September 30, 2019, the fair value of the 400,997 shares of Veritone common stock owned by Acacia totaled $1,432,000, and the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $1,242,000.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the three and nine months ended September 30, 2019 and 2018, the accompanying consolidated statements of operations reflected the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Change in fair value of investment, warrants	$(3,216)	$(5,067)	$(822)	$(9,848)
Change in fair value of investment, common stock	(1,050)	(19,144)	10,444	(44,113)
Loss on sale of investment, common stock	(915)	(3,705)	(8,147)	(3,705)
Net realized and unrealized gain (loss) on investment at fair value	$(5,181)	$(27,916)	$1,475	$(57,666)

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

As of June 30, 2019, Acacia recorded an impairment of $8.2 million for its investment in Miso Robotics. In September 2019, Acacia received a cash payment of $2.0 million upon the sale of its entire investment, and therefore relinquished its ownership interest in Miso Robotics.

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

On June 7, 2019, we entered into a building lease agreement (the “New Lease”) with Jamboree Center 4 LLC (the “Landlord”). Pursuant to the New Lease, we have leased approximately 8,293 square feet of office space for our corporate headquarters in Irvine, California. The New Lease commenced on August 1, 2019. The term of the New Lease is 60 months from the commencement date.

The Company has subleased a facility under another operating lease agreement (the “Old Lease”) that we ceased using in December 2018, and the sublease will go through the remaining term of the Old Lease, which ends on January 31, 2020. During the year ended December 31, 2018, the Company recorded a one-time charge of $629,000 for the excess of lease payments over the anticipated sublease income through expiration of the lease.

Operating lease costs, net of sublease income, were $96,000 and $258,000 for the three months ended September 30, 2019 and 2018, respectively. Operating lease costs, net of sublease income, were $301,000 and $761,000 for the nine months ended September 30, 2019 and 2018, respectively.

The aggregate basic rent payable under the New Lease and the Old Lease discussed above for the next five years is currently expected to be paid as follows:

Fiscal year ending December 31,
(In thousands)
2019	$309
2020	435
2021	334
2022	349
2023	364
Thereafter	218
$2,009

Effective January 1, 2019, the Company has adopted ASC 842, electing the practical expedient approaches and has recognized approximately $1.8 million of right-of-use assets and $2.0 million in lease-related liabilities as of September 30, 2019. The adoption of ASC 842 is expected to have no material impact on the Company's consolidated results of operations for the year ending December 31, 2019.

Other Matters

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s condensed consolidated financial position, results of operations or cash flows.

On June 17, 2015, Celltrace Communications Ltd. (“Celltrace”), filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud. Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages. Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce (the “ICC”). Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal. Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016. Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses. A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017. The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018. The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019. At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which concluded in April 2019. Acacia continues to vigorously contest all allegations of wrongdoing. On May 15, 2019, the tribunal gave notice to the parties that it would render a final award by July 31, 2019. On October 3, 2019, the tribunal extended its deadline to render a final award to November 29, 2019. As of the date of this report, the tribunal has not yet issued a final award.

In a separate case on December 6, 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in an amount to be determined.

During the three and nine months ended September 30, 2019, there is no settlement and contingency accruals included in operating expenses. During the three and nine months ended September 30, 2018, operating expenses included expenses for settlement and contingency accruals totaling $2.2 million, net of prior accruals.

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

On August 5, 2019, Acacia’s Board of Directors approved a new stock repurchase program, which authorized the purchase of up to $10.0 million of the Company's common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020.

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

The Company also has a provision in its Amended and Restated Certificate of Incorporation, as amended (the “Charter Provision”) which generally prohibits transfers of its common stock that could result in an ownership change. Like the Plan, the purpose of the Charter Provision is to protect the Company’s ability to utilize potential tax assets, such as net operating loss carryforwards and tax credits to offset potential future taxable income. The Charter Provision was approved by the Company’s stockholders on July 15, 2019.

8. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Recently Adopted.

In February 2016, FASB issued ASU 2016-02, Leases, or ASC 842 which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. Further, in January 2019, FASB issued ASU 2019-01, Leases: Codification Improvements, which provides disclosure relief for the interim periods when adopting ASC 842. The primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months as of January 1, 2019. Such amounts were not previously accounted for in the Company's consolidated balance sheets. The Company has adopted ASC 842, electing the practical expedient approaches and has recognized approximately $1.8 million of right-of-use assets and an increase of $2.0 million in lease-related liabilities as of September 30, 2019. The adoption of ASC 842 is expected to have no material impact on the Company's consolidated results of operations for the year ending December 31, 2019.

There have been no other material changes to the Company's significant accounting policies during the three and nine months ended September 30, 2019.

9. FAIR VALUE DISCLOSURES

Acacia holds the following types of financial instruments at September 30, 2019 and December 31, 2018.

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

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item1 of this Quarterly Report on Form10-Q for the three months ended September 30, 2019, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item1A of this Report.

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

We have a proven track record of licensing and enforcement success with over 1,560 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned approximately $776 million to our patent partners.

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

During the three months ended September 30, 2019, two new patent portfolios were acquired. During the nine months ended September 30, 2019, we acquired five new patent portfolios covering (i) enterprise networking equipment and residential gateways technology, (ii) customization of ad insertion for Internet radio streaming technology, (iii) wireless communications and cloud computing, (iv) optical communications, and (v) commercial food processing. The patents and patent rights acquired during the nine months ended 2019 have estimated economic useful lives of approximately five years. In fiscal year 2018 we did not acquire any patent portfolios, compared to one portfolio acquired during fiscal year 2017.

Operating Activities.

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

Revenues for the nine months ended September 30, 2019 and 2018 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Speech codes used in wireless and wireline systems technology(1)(2)
•	Cardiology and Vascular Device technology(2)	•	Super Resolutions Microscopy technology(1)(2)
•	Online Auction Guarantee technology(2)	•	Video Conferencing technology(1)(2)
•	Semiconductor Testing technology(2)	•	Wireless Infrastructure and User Equipment technology(2)
__________________________
(1) 2019 period
(2) 2018 period

Summary of Consolidated Results of Operations - Overview

For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2019	2018	$ Change	% Change		2019	2018	$ Change	% Change

Revenues	$1,711	$13,725	$(12,014)	(88%	)	$10,558	$82,303	$(71,745)	(87%	)
Operating costs and expenses	6,856	18,688	(11,832)	(63%	)	26,669	117,132	(90,463)	(77%	)
Operating loss	(5,145)	(4,963)	(182)	4%		(16,111)	(34,829)	18,718	(54%	)
Other expense, net	(2,463)	(27,595)	25,132	(91%	)	(1,329)	(57,870)	56,541	(98%	)
Loss before provision for income taxes	(7,608)	(32,558)	24,950	(77%	)	(17,440)	(92,699)	75,259	(81%	)
Provision for income taxes	–	(306)	306	(100%	)	(323)	(782)	459	(59%	)
Net loss attributable to Acacia Research Corporation	(7,608)	(33,195)	25,587	(77%	)	(17,749)	(93,660)	75,911	(81%	)

Results of Operations - Three months ended September 30, 2019 compared with the three months ended September 30, 2018

Revenues decreased $12.0 million to $1.7 million for the three months ended September 30, 2019, as compared to $13.7 million in the comparable prior year quarter, primarily due to decrease in revenues from the new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before provision for income taxes was $7.6 million for the three months ended September 30, 2019, as compared to $32.6 million for the three months ended September 30, 2018. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

• Inventor royalties and contingent legal fees, on a combined basis, decreased $3.3 million, or 80%, from $4.1 million to $0.8 million, primarily due to decrease in revenues as describe above.

• Litigation and licensing expenses-patents decreased $0.6 million, or 36%, from $1.6 million to $1.0 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

• Amortization expense decreased $4.1 million, or 83%, from $5.0 million to $0.9 million, due to a decrease in scheduled amortization resulting from the $28.2 million patent portfolio impairment charges previously recorded in the second quarter of 2018, and accelerated amortization recorded in the third quarter of 2018.

• Other portfolio expenses decreased $2.7 million, from $2.2 million to a credit of $0.5 million, mainly due to expenses for settlement and contingency accruals of $2.2 million recorded in the third quarter of 2018.

• General and administrative expenses, excluding non-cash stock compensation, decreased $1.5 million, or 25%, from $5.9 million to $4.4 million, primarily due to higher corporate, general and administrative costs related to the 2018 proxy contest and employee related severance costs in the prior year.

• Net non-cash stock compensation expense increased $310,000, from a credit of $10,000 to a charge of $300,000, mainly due to a $0.6 million credit for the decrease in fair value of the profits interest units, or the Units, related to Veritone, Inc., or Veritone, in the third quarter of 2018.

• Unrealized loss decreased from $22.4 million for the three months ended September 30, 2018 to $4.3 million for the three months ended September 30, 2019, and realized loss decreased from $5.5 million for the three months ended September 30, 2018 to $0.9 million for the three months ended September 30, 2019, on our equity investment in Veritone. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

• Gain on disposal of other investment increased from $0 to $2.0 million due to the sale of our other investment in Miso Robotics, Inc., or Miso Robotics, in the third quarter of 2019. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Miso Robotics.

• Interest income and other increased $0.4 million, from $0.3 million to $0.7 million, mainly due to our investment in trading securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

Results of Operations - Nine months ended September 30, 2019 compared with the nine months ended September 30, 2018

Revenues decreased $71.7 million to $10.6 million for the nine months ended September 30, 2019, as compared to $82.3 million in the comparable prior year quarter, primarily due to decrease in the number of new agreements executed during the 2019 period. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before provision for income taxes was $17.4 million for the nine months ended September 30, 2019, as compared to $92.7 million for the nine months ended September 30, 2018. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

• Inventor royalties and contingent legal fees, on a combined basis, decreased $38.6 million, or 88%, from $43.9 million to $5.3 million, primarily due to decrease in revenues as describe above.

• Litigation and licensing expenses-patents decreased $0.5 million, or 7%, from $7.2 million to $6.6 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

• Amortization expense decreased $13.2 million, or 85%, from $15.6 million to $2.3 million, due to a decrease in scheduled amortization resulting from the $28.2 million patent portfolio impairment charges previously recorded in the second quarter of 2018, and accelerated amortization recorded in the third quarter of 2018.

• Other portfolio expenses decreased $2.0 million, from $2.2 million to $0.2 million, mainly due to expenses for settlement and contingency accruals of $2.2 million recorded in the third quarter of 2018.

• General and administrative expenses, excluding non-cash stock compensation, decreased $4.5 million, or 28%, from $15.9 million to $11.4 million, primarily due to higher corporate, general and administrative costs related to the 2018 proxy contest and employee related severance costs in the prior year.

• Net non-cash stock compensation expense increased $0.6 million, from $0.2 million to $0.8 million, mainly due to a $1.6 million credit for the decrease in fair value of the Units in the nine months ended September 30, 2018.

• An unrealized gain of $9.6 million for the nine months ended September 30, 2019 as compared to an unrealized loss of $52.1 million for the nine months ended September 30, 2018, and a realized loss of $8.1 million for the nine months ended September 30, 2019 as compared to a realized loss of $5.5 million for the nine months ended September 30, 2018, on our equity investment in Veritone. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

• Gain on disposal of other investment increased from $0 to $2.0 million due to the sale of our other investment in Miso Robotics in the third quarter of 2019. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Miso Robotics.

• Interest income and other increased $2.6 million, from $0.8 million to $3.4 million, mainly due to our investment in trading securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

Revenues and Pretax Net Loss

Revenue for the periods presented included the following:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2019	2018	$	%		2019	2018	$	%

Revenues (in thousands, except percentage change values)	$1,711	$13,725	$(12,014)	(88%	)	$10,558	$82,303	$(71,745)	(87%	)
New agreements executed	3	3	–	0%		4	9	(5)	(56%	)
Licensing and enforcement programs generating revenues	4	6	(2)	(33%	)	4	8	(4)	(50%	)
New patent portfolios	2	–	2	–		5	–	5	–

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue concentrations for the periods presented herein.

Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(In thousands, except percentage change values)

Loss before provision for income taxes	$(7,608)	$(32,558)	$24,950	(77%	)	$(17,440)	$(92,699)	$75,259	(81%	)

Cost of Revenues

Inventor Royalties, Contingent Legal Fees Expense and Other

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

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(In thousands, except percentage change values)

Inventor royalties	$776	$1,181	$(405)	(34%	)	$4,752	$24,166	$(19,414)	(80%	)
Contingent legal fees	35	2,949	(2,914)	(99%	)	587	19,745	(19,158)	(97%	)
Patent acquisition expenses	–	–	–	–		–	4,000	(4,000)	(100%	)

Litigation and Licensing Expenses - Patents

For the three and nine months ended September 30, 2019, litigation and licensing expenses-patents decreased due to a net decrease in litigation support and third-party technical consulting expenses, as compared to the same periods in prior year.

Amortization of Patents

For the three months ended September 30, 2019, amortization expense decreased $4.1 million, or 83%, as compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, amortization expense decreased $13.2 million, or 85%, as compared to the nine months ended September 30, 2018. These decreases were due to a decrease in scheduled amortization resulting from the $28.2 million patent portfolio impairment charges previously recorded in the second quarter of 2018, and accelerated amortization recorded in the third quarter of 2018.

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$987	$1,549	$(562)	(36%	)	$6,643	$7,177	$(534)	(7%	)
Amortization of patents	863	4,952	(4,089)	(83%	)	2,337	15,560	(13,223)	(85%	)
Impairment of patent-related intangible assets	–	–	–	–		–	28,210	(28,210)	(100%	)

Operating Expenses

General and Administrative Expenses

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2019	2018	$	%		2019	2018	$	%
	(In thousands, except percentage change values)

General and administrative expenses	$4,370	$5,865	$(1,495)	(25%	)	$11,422	$15,900	$(4,478)	(28%	)
Non-cash stock compensation expense - G&A	300	566	(266)	(47%	)	753	1,791	(1,038)	(58%	)
Non-cash stock compensation expense - Profits Interests	–	(576)	576	(100%	)	–	(1,619)	1,619	(100%	)
Total general and administrative expenses	$4,670	$5,855	$(1,185)	(20%	)	$12,175	$16,072	$(3,897)	(24%	)

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2019 vs. 2018	2019 vs. 2018
	(In thousands)

Personnel costs and board fees	$1,164	$1,800
Variable performance-based compensation costs	520	(318)
Corporate, general and administrative costs	(992)	(4,057)
Non-cash stock compensation expense	310	581
Non-recurring employee severance costs	(2,187)	(1,903)
Total change in general and administrative expenses	$(1,185)	$(3,897)

The increases in personnel costs and board fees were primarily due to higher compensation expenses to employees and Board of Directors for the periods presented. The decreases in corporate, general and administrative costs were primarily due to prior year’s higher costs relating to the 2018 proxy contest. The increases in non-cash stock compensation expense were primarily due to stock grants issued to employees and Board of Directors in the quarters ended June 30, 2019 and September 30, 2019. The decreases in severance costs were primarily due to prior year’s higher costs relating to severance expenses.

Other Operating Income (Expense)

Change in Fair Value of Investment, net

Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value, primarily based on changes in Veritone's stock price, reflected in the statements of operations each period. Results for the three and nine months ended September 30, 2019 included an unrealized loss totaling $4.3 million and an unrealized gain totaling $9.6 million, respectively on our investment in Veritone. Results for the three and nine months ended September 30, 2018 included unrealized losses totaling $22.4 million and $52.1 million, respectively on our investment in Veritone. The three months ended September 30, 2019 included a realized loss of $0.9 million from the sale of 150,555 shares of Veritone stock at a weighted average price of $8.07 per share. The nine months ended September 30, 2019 included a realized loss of $8.1 million from the sale of 1,018,524 shares of Veritone stock at a weighted average price of $6.18 per share.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018		2019		2018

Provision for income taxes (in thousands)	$–	$(306)		$(323)		$(782)
Effective tax rate	0%	(1%	)	(2%	)	(1%	)

Tax expense for the periods presented primarily reflects the impact of state taxes and foreign withholding taxes incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least November 2020 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption periodically and such volatility and disruption may occur in the future. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments on hand totaled $169.3 million at September 30, 2019, compared to $165.5 million at December 31, 2018.

The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Nine Months Ended
	September 30,
	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(65,748)	$7,499
Investing activities	3,721	(29,935)
Financing activities	79	(4,606)

Cash Flows from Operating Activities

Cash receipts from licensees for the nine months ended September 30, 2019 decreased 45% to $42.1 million, as compared to $76.6 million in the comparable 2018 period, mainly due to the decrease in revenue. Cash outflows from operations, excluding the impact of purchases and maturities of trading securities, for the nine months ended September 30, 2019 decreased 38% to $42.9 million, as compared to $69.1 million in the comparable 2018 period, primarily due to the decreases in net loss and in inventor royalties and contingent legal fees payments, and the timing of payments to other third-parties in the ordinary course, for the same periods. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities

Cash flows from investing activities and related changes were comprised of the following for the periods presented (in thousands):

	Nine Months Ended
	September,
	2019	2018
	(In thousands)

Patent acquisition costs	$(4,420)	$–
Sale of investment at fair value(1)	6,260	10,440
(Purchase) Sale of other investments(1)	2,000	(7,000)
Net purchase of short-term investments	–	(33,375)
Purchases of property and equipment	(119)	–

_________________________________________

(1) Refer to Note 5 for additional information

Working Capital

Working capital at September 30, 2019 decreased to $162.9 million, compared to $170.4 million at December 31, 2018. Consolidated accounts receivable from licensees decreased to $1.8 million at September 30, 2019, compared to $32.9 million at December 31, 2018. Accounts payable and accrued expenses remained at $8.3 million for the periods presented. Consolidated royalties and contingent legal fees payable decreased to $2.3 million at September 30, 2019, compared to $22.7 million at December 31, 2018.

The majority of royalties and contingent legal fees payable are scheduled to be paid through the fourth quarter of 2019, subsequent to receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

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

Recently Adopted Accounting Pronouncements

Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding our recently adopted accounting pronouncements for the periods presented herein.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

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

At September 30, 2019 and December 31, 2018, our debt trading securities were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in “Trading securities – debt” in the accompanying consolidated balance sheets).

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

As of September 30, 2019 and December 31, 2018, the carrying value of our common stock and warrants in public and private companies was $18.8 million and $18.7 million, respectively.

We record our common stock and warrant investments in publicly traded companies at fair value, which are subject to market price volatility, and represents $18.8 million and $10.5 million of our assets as of September 30, 2019 and December 31, 2018, respectively. As of December 31, 2018, a hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $540,000 in the fair value of our equity and equity warrant investments in Veritone and a decrease of approximately $301,000 in our other equity investments. As of September 30, 2019, a hypothetical 10% adverse change in the market price of Veritone's publicly traded common stock would have resulted in a decrease of approximately $0.3 million in the fair value of our equity and equity warrant investments in Veritone, and a decrease of approximately $1.6 million in our other equity investments. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.

Item 4. Controls and Procedures

(i). Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Corporate Controller concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2019) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(iii). Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Corporate Controller, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On June 17, 2015, Celltrace Communications Ltd., or Celltrace, filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud. Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages. Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce, or the ICC. Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal. Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016. Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses. A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017. The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018. The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019. At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which concluded in April 2019. Acacia continues to vigorously contest all allegations of wrongdoing. On May 15, 2019, the tribunal gave notice to the parties that it would render a final award by July 31, 2019. On October 3, 2019, the tribunal extended its deadline to render a final award to November 29, 2019. As of the date of this report, the tribunal has not yet issued a final award.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	EXHIBIT
10.1*#	Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Clifford Press
10.2*#	Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Alfred Tobia
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

___________________________

#	Filed herewith.
*	If any, indicates management contract or compensatory plan.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: November 12, 2019	/s/ Clifford Press
By: Clifford Press
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

Date: November 12, 2019	/s/ Li Yu
By: Li Yu
Corporate Controller
(Principal Financial Officer)

