Form 10-K
period 2019-12-31
ACACIA RESEARCH CORP
filed 2020-03-16
CIK 934549

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number 001-37721

____________________

(Exact name of registrant as specified in its charter)

DELAWARE	95-4405754
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

4 PARK PLAZA, SUITE 550
IRVINE, CA	92614
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 480-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	ACTG	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $147,673,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of March 11, 2020, 50,385,341 shares of common stock were issued and outstanding.

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

FISCAL YEAR ENDED DECEMBER 31, 2019

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, or the annual report, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries. All patent portfolio investments, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

This annual report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which include, without limitation, statements about our future business operations and results, our strategies and competition, and other forward-looking statements included in this annual report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning earnings, capital expenditures, litigation, competition, regulatory matters, stock price volatility, liquidity and capital resources, accounting matters and investments. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of “Risk Factors” in Item 1A of Part I of this annual report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

We have established a proven track record of licensing and enforcement success with over 1,570 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $776 million to our patent partners.

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

In fiscal year 2018 and 2019, Acacia experienced a number of changes in the Company's outlook and leadership. With new management in place during the years, the focus was on capturing the value of remaining portfolio assets while starting to rebuild the new business pipeline. In addition, we began to pursue other business opportunities which complement our legacy licensing and enforcement business and leverage our IP expertise, as described below.

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

Recent Developments

In 2019, as part of its strategy to grow the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard, or the Securities Purchase Agreement, pursuant to which Starboard purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35,000,000, and warrants to purchase up to 5,000,000 shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes and additional warrants, or the Series B Warrants, which may be issued to Starboard in the future. Refer to Notes 16, 17 and 19 to our notes to consolidated financial statements for more information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with Starboard’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our board of directors. The investment by Starboard is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”

Investments

In August 2016, we entered into an investment agreement with Veritone, Inc., or Veritone, in connection with which we provided a total of $53.3 million in funding to Veritone. As of December 31, 2019, the Company's investment in Veritone, which includes shares of common stock and warrants to purchase common stock, totaled $1.5 million.

In June 2017 and February 2018, we made equity investments totaling $8.25 million in Miso Robotics, Inc., or Miso Robotics. As of June 30, 2019, we recorded an impairment of $8.2 million for our investment in Miso Robotics. In September 2019, we received a cash payment of $2.0 million upon the sale of our entire investment, and therefore relinquished our ownership interest in Miso Robotics.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to patent portfolios covering technologies used in a number of industries, including: transportation and automotive, telecommunications, semiconductor, consumer electronics, energy efficiency, wireless, video/imaging and medical devices.

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

Employees

As of December 31, 2019, on a consolidated basis, we had 17 full-time employees. Neither we, nor any of our subsidiaries, are a party to any collective bargaining agreement. We believe we have good relations with our employees.

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

We reported a net loss of $17.1 million (includes $9.9 million of unrealized equity investment gains), and a net loss of $105.0 million (including $59.1 million of unrealized equity investment losses) for the years ended December 31, 2019 and 2018, respectively, and on a cumulative basis, we have sustained substantial losses since our inception. As of December 31, 2019, our accumulated deficit was $439.7 million. As of December 31, 2019, we had approximately $168.3 million in cash and cash equivalents and trading securities and working capital of $160.1 million. Although we believe that our current cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months, we expect to continue incurring significant legal, general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future. Additional increases in our expenses without commensurate increases in revenues could significantly increase our operating losses. Any additional operating losses may have a material adverse effect on our stockholders’ equity and overall financial condition.

Recent U.S. tax legislation may adversely affect our financial condition, results of operations and cash flows, including the ability to use net operating losses and certain other tax attributes.

Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all or any portion of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which may be outside of our control, could in the future result in an ownership change. Although we have adopted a Tax Benefits Preservation Plan and a provision in our certificate of incorporation, each of which are designed to discourage investors from acquiring ownership of our common stock in a manner that could trigger an ownership change, and we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

If we encounter unforeseen difficulties with our business or operations in the future that require us to obtain additional working capital, and we cannot obtain additional working capital on favorable terms, or at all, our business may suffer.

Our consolidated cash and cash equivalents and trading securities totaled $168.3 million and $165.5 million at December 31, 2019 and 2018, respectively. To date, we have relied primarily upon net cash flows from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations. We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Failure to effectively manage our operational changes could strain our managerial, operational and financial resources and could adversely affect our business and operating results.

Operational changes primarily relate to changes in our board of directors and senior management. During 2018, we announced various changes to our board of directors and senior management, including a reconstituted board of directors and the terminations of our President, our Chief Financial Officer, Senior Vice President of Finance and Treasurer and our Executive Vice President, General Counsel and Secretary. We also announced in 2018 the appointment of our new Chief Intellectual Property Officer Marc W. Booth. In 2019 we appointed Clifford Press as our new Chief Executive Officer, and Alfred V. Tobia, Jr. as our new President and Chief Investment Officer. Changes in leadership and key management positions have inherent risks, and there are no assurances that any of our recent changes will not affect our financial condition.

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

Patent litigation is inherently risky and the outcome is uncertain. Some of the parties that we believe infringe on our patents are large and well-financed companies with substantially greater resources than ours. We believe that these parties would devote a substantial amount of resources in an attempt to avoid or limit a finding that they are liable for infringing on our patents or, in the event liability is found, to avoid or limit the amount of associated damages. In addition, there is a risk that these parties may file inter-partes reviews, reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents we own or control. If this were to occur, it may have a material adverse effect on our operations.

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

Our management concluded that our internal control over financial reporting was effective as of December 31, 2019. However, there are inherent limitations on effectiveness of controls. Our management, including our Chief Executive Officer and Corporate Controller, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Public health threats such as COVID-19 could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our operations, as well as the operations of our licensees and other business partners. For example, the outbreak in December 2019 of a novel coronavirus (COVID-19) has resulted in decreased economic activity in China, as well as a number of other countries, and the scope of the outbreak and its impacts is continuing to expand. We have taken precautions in the operation of our own business and maintain an up-to-date disaster recovery and business continuity policy as well as have the systems and support to have our workforce work remotely for an indefinite period of time. However, any further spread of the COVID-19 outbreak, or the occurrence of other similar outbreaks or epidemics, could have a material adverse effect on our business, operations and financial results.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors, more difficult. These provisions include:

•	Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

•	amendment of our bylaws by the stockholders requires a two-thirds approval of the outstanding shares;

•	the authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and

•	the general restriction in our certificate of incorporation on any direct or indirect transfers of our common stock if the effect would be to (i) increase the direct or indirect ownership of our common stock by any person or group from less than 4.899% to 4.899% or more of our common stock; or (ii) increase the percentage of our common stock owned directly or indirectly by a person or group owning or deemed to own 4.899% or more of our common stock.

Together, these provisions may make the removal of management more difficult and may discourage transactions that could otherwise involve payment of a premium over prevailing market prices for our common stock.

Our Tax Benefits Preservation Plan could inhibit a change in our control that may otherwise be favorable to our stockholders.

In March 2019, our board of directors approved the adoption of a Tax Benefits Preservation Plan in order to protect our ability to utilize potential tax assets, such as net operating loss carryforwards and tax credits, to offset potential future taxable income by discouraging investors from acquiring ownership of our common stock in a manner that could trigger an “ownership change” for purposes of Section 382 of the Code. Our stockholders ratified the adoption of the Tax Benefits Preservation Plan in July 2019.

Under the terms of the Tax Benefits Preservation Plan, in general, if a person or group acquires beneficial ownership of 4.9% or more of the outstanding shares of our Common Stock without prior approval of our board of directors or without meeting certain exceptions, the rights would become exercisable and our stockholders (other than the acquiring person) will have the right to purchase securities from us at a discount to such securities’ fair market value, thus causing substantial dilution to the acquiring person. As a result, the Tax Benefits Preservation Plan may have the effect of inhibiting or impeding a change in control not approved by our board of directors and, notwithstanding its purpose, could adversely affect our stockholders’ ability to realize a premium over the then-prevailing market price for our common stock in connection with such a transaction. In addition, because our board of directors may consent to certain transactions, the Tax Benefits Preservation Plan gives our board of directors significant discretion over whether a potential acquirer’s efforts to acquire a large interest in us will be successful. There can be no assurance that the Tax Benefits Preservation Plan will prevent an “ownership change” within the meaning of Section 382 of the Code, in which case we may lose all or most of the anticipated tax benefits associated with our prior losses.

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

For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $3,547.57 - $5,492.35 during the 52 weeks ended December 31, 2019 and the NASDAQ Composite Index (IXIC) had a range of $6,463.50- $9,022.39 over the same period. Over the same period, our common stock fluctuated within a range of $2.46 - $3.29.

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

On February 23, 2016, our board of directors eliminated our dividend policy that provided for the discretionary payment of a total annual cash dividend of $0.50 per share to holders of our common stock, payable in the amount of $0.125 per share per quarter, effective as of February 23, 2016. As a result, we do not anticipate paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

The issuance of the Starboard Securities to Starboard and its permitted transferees dilutes the ownership and relative voting power of holders of our common stock and may adversely affect the market price of our common stock.

Pursuant to the Securities Purchase Agreement, the Company sold to Starboard (i) 350,000 shares of our newly designated Series A Preferred Stock and Series A Warrants to purchase up to 5,000,000 shares of common stock in 2019, and (ii) Series B Warrants to purchase up to 100,000,000 shares of common stock in 2020.

As of December 31, 2019, the Series A Preferred Stock held by Starboard represents approximately 16% of our outstanding common stock on an as-converted. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock to Starboard effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion and/or exercise of the Starboard Securities into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion or exercise of the Starboard Securities could adversely affect prevailing market prices of our common stock. Pursuant to a customary Registration Rights Agreement with Starboard, we have agreed to provide certain registration rights with respect to the Starboard Securities and the shares of common stock issued upon the conversion or exercise of the Starboard Securities, as applicable. Any such registration may facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Starboard of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of, our common stockholders, which could adversely affect our liquidity and financial condition, result in the interests of holders of our Series A Preferred Stock differing from those of our common stockholders and delay or prevent an attempt to take over the Company.

Starboard and the other holders of our Series A Preferred Stock have a liquidation preference entitling them to be paid, before any payment may be made to holders of our common stock in connection with a liquidation event, an amount per share of Series A Preferred Stock equal to the greater of (i)  the stated value thereof plus accrued and unpaid dividends, and (ii) the amount that would have been received had such share of Series A Preferred Stock been converted into common stock immediately prior to such liquidation event.

Holders of Series A Preferred Stock are entitled to a preferential cumulative dividend at the rate of 3.0% per annum, payable quarterly in arrears. Upon the consummation of a suitable investment or acquisition by the Company, such investment to be identified and approved by each of the Company and Starboard, the dividend rate will increase to 8.0% per annum.

The holders of our Series A Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Preferred Stock during certain specified periods and subject to certain conditions set forth in the Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock, or the Certificate of Designations. Holders of the Series A Preferred Stock also have the right, subject to certain exceptions, to require us to repurchase all or any portion of the Series A Preferred Stock upon certain change of control events.

These dividend and share repurchase obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. The preferential rights could also result in divergent interests between Starboard and holders of our common stock. Furthermore, a sale of our Company, as a change of control event, may require us to repurchase Series A Preferred Stock, which could have the effect of making an acquisition of the Company more expensive and potentially deterring proposed transactions that may otherwise be beneficial to our stockholders.

Starboard has certain rights, including the ability to designate up to three members of our board of directors.

The transaction documents entered into in connection with the Starboard Investment grant to Starboard consent rights with respect to certain actions by us, including:

•	amending our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock; and

•	increasing the maximum number of directors on our board to more than seven persons, subject to the terms of the Governance Agreement entered into in connection with the Securities Purchase Agreement, or the Governance Agreement.

The Securities Purchase Agreement also imposes a number of affirmative and negative covenants on us.

In addition, the terms of the Governance Agreement grant Starboard certain rights to designate directors to be nominated for election by holders of our common stock. For so long as certain criteria set forth in the Governance Agreement are satisfied, including that Starboard beneficially own, in the aggregate, at least 4.0% of the Company’s then-outstanding common stock (on an as-converted basis, if applicable), Starboard has the right to designate up to three directors for election to our Board.

The directors designated by Starboard also are entitled to serve on committees of our Board, subject to applicable law and stock exchange rules.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive, corporate and administrative offices are located in Irvine, California, where we lease approximately 8,293 square feet of office space, under a lease agreement that expires in 2024. Our primary operating subsidiary, Acacia Research Group, LLC, and its subsidiaries, are headquartered in Frisco, Texas, where we lease office space under a lease agreement that expires in 2020. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

On June 17, 2015, Celltrace Communications Ltd., or Celltrace, filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud. Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages. Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce, or the ICC. Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal. Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016. Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses. A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017. The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018. The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019. At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which concluded in April 2019. We are now waiting for the tribunal to issue its decision. Acacia continues to vigorously contest all allegations of wrongdoing.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

Our common stock trades on The NASDAQ Global Select Market under the symbol “ACTG.”

Dividend Policy

On April 23, 2013, we announced that our board of directors approved the adoption of a cash dividend policy that called for the payment of an expected total annual cash dividend of $0.50 per share to holders of our common stock, payable in the amount of $0.125 per share per quarter. On February 23, 2016, our board of directors terminated the company’s dividend policy due to a number of factors, including our financial performance, our available cash resources, our cash requirements and alternative uses of capital that our board of directors concluded would represent an opportunity to generate a greater return on investment for us and our stockholders.

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

On August 5, 2019, Acacia’s board of directors approved a new stock repurchase program, which authorized the purchase of up to $10.0 million of the Company's common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2019.

Holders of Common Stock

On March 11, 2020, there were approximately 67 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

ITEM 6. SELECTED FINANCIAL DATA

Not required for "smaller reporting companies."

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including the risks we discuss in Item 1A, “Risk Factors,” and elsewhere herein.

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

We have a proven track record of licensing and enforcement success with over 1,570 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $776 million to our patent partners.

Our business is described more fully in Item 1. “Business,” of this annual report.

Executive Overview

For the years ended December 31, 2019 and 2018, we reported revenues of $11.2 million and $131.5 million. Cash and trading securities totaled $168.3 million as of December 31, 2019, as compared to $165.5 million as of December 31, 2018. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs. During 2019 and 2018, we also focused on cost reduction and optimization efforts, including renegotiation of certain existing arrangements, and reducing facilities costs.

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

Patent Licensing and Enforcement

Patent Litigation Trial Dates and Related Trials. As of the date of this report, our operating subsidiaries have three pending patent infringement cases with a scheduled trial date in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is, in our experience, a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts. Please refer to Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.

Litigation and Licensing Expense. We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

•	Increases in patent-related legal expenses associated with patent infringement litigation, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, re-exam and inter partes review costs, case-related audio/video presentations and other litigation support and administrative costs could increase our operating costs and decrease our profit generating opportunities;

•	Our patented technologies and enforcement actions are complex and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents. Moreover, such appeals may not be successful;

•	New legislation, regulations or rules related to enforcement actions, including any fee or cost shifting provisions, could significantly increase our operating costs and decrease our profit generating opportunities. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions;

•	Courts may rule that our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards by pursuing such enforcement actions, which may expose us and our operating subsidiaries to material liabilities, which could harm our operating results and our financial position;

•	The complexity of negotiations and potential magnitude of exposure for potential infringers associated with higher quality patent portfolios may lead to increased intervals of time between the filing of litigation and potential revenue events (i.e., markman dates, trial dates), which may lead to increased legal expenses, consistent with the higher revenue potential of such portfolios; and

•	Fluctuations in overall patent portfolio related enforcement activities which are impacted by the portfolio intake challenges discussed above could harm our operating results and our financial position.

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

Investments in Patent Portfolios

One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity associated with the current patent environment. In fiscal year 2019 we acquired five patent portfolios, compared to none during fiscal year 2018.

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

Patent Portfolio Intake. One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity associated with the current patent environment. In fiscal year 2019, we acquired five new patent portfolios covering (i) enterprise networking equipment and residential gateways technology, (ii) customization of ad insertion for Internet radio streaming technology, (iii) wireless communications and cloud computing, (iv) optical communications, and (v) commercial food processing. The patents and patent rights acquired in 2019 have estimated economic useful lives of approximately five years. In fiscal year 2018 we did not acquire any patent portfolios.

Recent Business Matters

In 2019, as part of its strategy to grow the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by Starboard. On November 18, 2019, the Company entered into the Securities Purchase Agreement with Starboard pursuant to which Starboard purchased (i) 350,000 shares of Series A Preferred Stock at an aggregate purchase price of $35,000,000, and Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock. The Securities Purchase Agreements also established the terms of certain senior secured notes and the Series B Warrants, which may be issued to Starboard in the future. Refer to Notes 16, 17 and 19 to our notes to consolidated financial statements for more information related to the Starboard Securities.   In connection with Starboard’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our board of directors.

Operating Activities.

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

Revenues for the periods presented included fees from the following licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Semiconductor and Memory-Related technology(1)
•	Cardiology and Vascular Device technology(2)	•	Speech codecs used in wireless and wireline systems technology(1)(2)
•	MIPI DSI technology(1)	•	Super Resolutions Microscopy technology(1)(2)
•	Online Auction Guarantee technology(2)	•	Video Conferencing technology(1)(2)
•	Semiconductor Testing technology(2)	•	Wireless Infrastructure and User Equipment technology(2)

______________________________________

(1)	Licensing and enforcement program generating revenue in fiscal year 2019.
(2)	Licensing and enforcement program generating revenue in fiscal year 2018.

Revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, and may be significant to our licensing and enforcement business as a whole.

Summary of Results of Operations - For Fiscal Years 2019 and 2018

	2019	2018	$ Change	% Change
	(In thousands, except percentage change values)

Revenues	$11,246	$131,506	$(120,260)	(91%	)
Operating costs and expenses	34,664	156,195	(121,531)	(78%	)
Operating loss	(23,418)	(24,689)	1,271	(5%	)
Other income (expense), net	4,465	(78,980)	83,445	(106%	)
Loss before income taxes	(18,953)	(103,669)	84,716	(82%	)
Income tax (expense) benefit	1,824	(1,179)	3,003	(255%	)
Net loss attributable to Acacia Research Corporation	(17,115)	(105,029)	87,914	(84%	)

Overview - Fiscal Year 2019 compared with Fiscal Year 2018

•	Revenues decreased $120.3 million, or 91% to $11.2 million, primarily due to decrease in number of and in revenues from the new agreements executed during the year. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•	Loss before provision for income taxes was $19.0 million for fiscal year 2019, as compared to $103.7 million for fiscal year 2018. The net change was primarily comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $61.1 million, or 92%, to $5.5 million, primarily due to decrease in revenues as describe above.

•	Litigation and licensing expenses-patents decreased $1.1 million, or 12%, to $7.8 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

•	Amortization expense decreased $23.9 million, or 88%, to $3.2 million, due to a decrease in scheduled amortization resulting from the $28.2 million patent portfolio impairment charges previously recorded in the second quarter of 2018, and accelerated amortization recorded in the third quarter of 2018.

•	Impairment of patent-related intangible asset charges decreased $28.2 million. Impairment charges reflect the impact of reductions in expected estimated future net cash flows for certain patent portfolios and/or the impairment of certain portfolios that management determined it would no longer allocate resources to in future periods.

•	General and administrative expenses, excluding non-cash stock compensation, decreased $3.7 million, or 20%, to $15.3 million, primarily due to higher corporate, general and administrative costs related to the 2018 proxy contest and employee related severance costs in the prior year.

•	General and administrative non-cash stock compensation expense increased $1.4 million, primarily due to a $2.5 million reduction in non-cash stock compensation expense related to profits interests in 2018, offset by new restricted stock awards granted to our employees and board of directors in 2019, and certain restricted stock units granted in September 2019.

•	Impairment of other investment increased from $1.0 million to $8.2 million due to impairment of our investment in Miso Robotics in the second quarter of 2019. Gain on disposal of other investment increased from $0 to $2.0 million due to the sale of our other investment in Miso Robotics in the third quarter of 2019. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Miso Robotics.

•	Tax expense or benefits for fiscal years 2019 and 2018 primarily reflects the impact of state taxes and foreign withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Revenues and Pretax Net Loss

Operating activities during the periods presented included the following:

	2019	2018

Revenues (in thousands)	$11,246	$131,506
New agreements executed	7	12
Licensing and enforcement programs generating revenues	6	8
New patent portfolios	5	–
Year-end cash, cash equivalents and trading securities (in thousands)	$168,342	$165,463

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

			Change
	2019	2018	$ Change	% Change
	(In thousands, except percentage change values)
Loss before provision for income taxes	$(18,953)	$(103,669)	$84,716	(82%	)

Cost of Revenues

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

			Change
	2019	2018	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$4,944	$35,168	$(30,224)	(86%	)
Contingent legal fees	591	31,501	(30,910)	(98%	)
Patent acquisition expenses	–	4,000	(4,000)	(100%	)

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

Amortization of Patents.  For the year ended December 31, 2019, amortization expense decreased $23.9 million, or 88%, as compared to the year ended December 31, 2018. These decreases were due to a decrease in scheduled amortization resulting from the $28.2 million patent portfolio impairment charges previously recorded in the fiscal 2018, and accelerated amortization recorded in the third quarter of 2018.

Impairment Charges. Impairment charges for fiscal year 2018 primarily reflect reductions in expected estimated future net cash flows for certain patent portfolios to which management determined it would no longer allocate resources in future periods. Impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date.

			Change
	2019	2018	$ Change	% Change
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$7,803	$8,866	$(1,063)	(12%	)
Amortization of patents	3,194	27,120	(23,926)	(88%	)
Impairment of patent-related intangible assets	–	28,210	(28,210)	(100%	)

Operating Expenses

			Change
	2019	2018	$	%
	(In thousands, except percentage change values)
General and administrative expenses	$15,301	$19,045	$(3,744)	(20%	)
Non-cash stock compensation expense - G&A	1,075	2,133	(1,058)	(50%	)
Non-cash stock compensation expense - Profits Interests	–	(2,450)	2,450	(100%	)
Total general and administrative expenses	$16,376	$18,728	$(2,352)	(13%	)

General and Administrative Expenses.  General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, business development, state taxes based on gross receipts and other corporate costs. A summary of the main drivers of the change in general and administrative expenses for the periods presented is as follows:

2019 vs. 2018
(In thousands)

Personnel costs and board fees	$(766)
Variable performance-based compensation costs	(373)
Corporate, general and administrative costs	(734)
Non-cash stock compensation expense (1)	1,393
Employee severance costs	(1,872)
Total change in general and administrative expenses	$(2,352)

_________________________________________________________________

(1) - Refer to Note 9 in the accompany consolidated financial statements

Profits interests are classified as liability awards, which are measured at fair value on the grant date and re-measured each reporting period at fair value until the award is settled. Compensation expense (included in “non-cash stock compensation expense - profits interests” above) is adjusted each reporting period for increases or decreases in the estimated fair value, which is primarily impacted by changes in the fair value of the underlying Veritone warrants related to the liability. Upon vesting of the units, which occurred in September 2017, any previously unrecognized compensation expense was immediately recognized for any changes in fair value. The fair value of the Veritone related profits interests Units totaled $591,000 as of December 31, 2019 and December 31, 2018. Refer to Note 9 in the consolidated financial statements elsewhere herein for additional information.

Other. Fiscal year 2019 and 2018 operating expenses included expenses for court ordered attorney fees and settlement and contingency accruals totaling $1.8 million and $2.6 million, respectively.

Other Income (Expense)

Change in Fair Value of Investment, net. Our equity investment in Veritone is recorded at fair value, and therefore, is marked to market at each balance sheet date. Results for fiscal year 2019 included a net unrealized gain on our equity investment in Veritone totaling $9.9 million and a realized loss of $9.2 million on the sale of 1,121,071 shares of Veritone common stock at a weighted average price of $5.91. Results for fiscal year 2018 included a net unrealized loss on our equity investment in Veritone totaling $59.1 million and a realized loss of $19.1 million on the sale of 2,700,000 shares of Veritone common stock at a weighted average price of $7.07.

Income Taxes

	2019	2018

Income tax benefit (expense) (in thousands)	$1,824	$(1,179)
Effective tax rate	(10)%	1%

Our effective tax rates for fiscal year 2019 and 2018, were primarily comprised of foreign taxes withheld and refunded on revenue agreements with licensees in foreign jurisdictions, state taxes, and the impact of full valuation allowances recorded for net operating loss (2019 and 2018) and foreign tax credit related tax assets generated in those periods due to uncertainty regarding future realization. Foreign taxes withheld and refunded related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions for fiscal year 2019 and 2018 totaled ($1.9) million and $1.1 million, respectively.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least March 2021 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents, Trading Securities, Restricted Cash and Investments

Our consolidated cash, cash equivalents, trading securities, and restricted cash totaled $203.3 million at December 31, 2019, compared to $165.5 million at December 31, 2018. The net change in cash, cash equivalents and restricted cash for the periods presented was comprised of the following:

	2019	2018
	(In thousands)
Net cash provided by (used in):
Operating activities	$(2,308)	$20,877
Investing activities	(68,063)	(24,066)
Financing activities	33,921	(4,606)
	$(36,450)	$(7,795)

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $44.0 million and $103.4 million in fiscal years 2019 and 2018, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees. Cash outflows from operations totaled $46.3 million and $82.5 million in fiscal years 2019 and 2018, respectively. The fluctuations in cash outflows for the periods presented reflects the fluctuations in revenue-related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented:

	2019	2018
	(In thousands)
Patent acquisition costs	$(4,420)	$–
Sale of investment at fair value(1)	6,628	19,097
(Purchase) Sale of other investments(1)	2,000	(7,000)
Net purchase of trading securities	(72,088)	(36,129)
Purchases of property and equipment	(183)	(34)
Net cash used in investing activities	$(68,063)	$(24,066)
_________________
(1) Refer to Note 6 for additional information

Investment in Veritone. In fiscal year 2019, Acacia sold 1,121,071 shares of Veritone common stock at a weighted average price of $5.91 and recorded a realized loss of $9.2 million on the sale. In fiscal year 2018, Acacia sold 2,700,000 shares of Veritone common stock at a weighted average price of $7.07 and recorded a realized loss of $19.1 million on the sale. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment with Veritone.

Investment in Miso Robotics. In February 2018, we made a strategic equity investment totaling $6.0 million in the Series B financing round for Miso Robotics. In September 2019, we sold our entire investment in Miso Robotics for proceeds of $2.0 million. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Miso.

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented (in thousands):

	2019	2018
	(In thousands)
Repurchase of common stock	$–	$(4,634)
Repurchase of restricted common stock	–	(229)
Issuance of Series A redeemable convertible preferred stock and Series A warrant, net of issuance costs (Note 16 and 17)	33,842	–
Proceeds from exercise of stock options	79	257
Net cash provided by (used in) financing activities	$33,921	$(4,606)

Stock Repurchase Program. In February 2018, our board of directors authorized the Program to repurchase up to $20 million of our outstanding common stock in open market purchases or private purchases, from time to time, in amounts and at prices to be determined by the board of directors at its discretion. In fiscal year 2018, we repurchased 1,190,420 shares at an average price of $3.89 for $4,634,000. The Program expired on February 28, 2019. On August 5, 2019, our board of directors approved a new stock repurchase program, which authorized the purchase of up to $10.0 million of the Company's common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020. In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s board of directors consider such factors as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. The repurchased shares are expected to be retired.

Starboard Investment.  On November 18, 2019, the Company entered into the Securities Purchase Agreement with Starboard pursuant to which Starboard purchased (i) 350,000 shares of Series A Preferred Stock at an aggregate purchase price of $35,000,000, and Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock. Refer to Notes 16, 17 and 19 to our notes to consolidated financial statements for more information related to the Starboard Securities.

Working Capital

The primary components of working capital are cash and cash equivalents, trading securities, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable. Working capital at December 31, 2019 was $160.1 million, compared to $170.4 million at December 31, 2018.

Consolidated accounts receivable from licensees decreased to $0.5 million at December 31, 2019, compared to $32.9 million at December 31, 2018. Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the year, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Two licensees individually represented approximately 70% and 17%, respectively, of accounts receivable at December 31, 2019. Four licensees individually represented approximately 38%, 36%, 12% and 11%, respectively, of accounts receivable at December 31, 2018.

Accounts payable and accrued expenses increased to $9.5 million at December 31, 2019, from $8.3 million at December 31, 2018.

Consolidated royalties and contingent legal fees payable decreased to $2.2 million at December 31, 2019, compared to $22.7 million at December 31, 2018. Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

All of accounts receivable from licensees at December 31, 2019 are scheduled to be collected in the first and second quarter of 2020, in accordance with the terms of the related underlying license agreements. The majority of royalties and contingent legal fees payable are scheduled to be paid through the third quarter of 2020 in accordance with the underlying contractual arrangements.

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

We believe that, of the significant accounting policies discussed in Note 2 to our notes to consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;

•	stock-based compensation expense;

•	valuation of long-lived and intangible assets;

•	valuation of Series A Warrants and embedded derivatives; and

•	accounting for income taxes.

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

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP rights for patented technologies owned or controlled by Acacia. Revenues also included license fees from sales-based revenue contracts, or Recurring Revenue Agreement, the majority of which were originally executed in prior periods, which provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees. Revenues may also include court ordered settlements or awards related to our patent portfolio, or Other Settlements, or sales of our patent portfolio. IP rights granted included the following, as applicable:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual IP rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised IP rights are inputs and (ii) the Company's promise to transfer each individual IP right described above to the customer is not separately identifiable from other promises to transfer IP rights in the contract.

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

For fiscal years 2019 and 2018, the majority of our revenue agreements provided for the payment to us of one-time, paid-up license fees in consideration for the grant of certain IP rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services. The agreements provided for the grant of the licenses, covenants-not-to-sue, releases, and other significant contractual performance obligations upon execution of the agreement. As such, the earnings process was determined to be complete and revenue was recognized upon the execution of the agreements. Historically, term license agreements have not been a material component of our operating revenues, with the majority of license agreements being paid-up, perpetual license agreements.

Stock-based Compensation Expense

Equity Based Awards. Stock-based compensation payments to employees and non-employee directors are recognized as expense in the statements of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for non-vested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods. We account for forfeitures of awards as they occur

During the year ended December 31, 2019, the Company granted restricted stock units with market-based vesting conditions. The restricted stock units with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market-based vesting condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Refer to Notes 9 to our notes to consolidated financial statements for more information related to restricted stock units granted.

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

We did not record any patent portfolio impairment charges for the fiscal year ended December 31, 2019. We recorded $28.2 million in patent portfolio charges for the fiscal year ended December 31, 2018. The impairment charges were recorded in the periods due to adverse litigation outcomes, a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios. The impairment charges consisted of the excess of the asset’s carrying value over its estimated fair value as of the applicable measurement date. Estimated fair value was determined based on estimates of future cash flows and estimates of probabilities of realization given adverse litigation outcomes and resource allocation decisions.

Valuation of Embedded Derivatives

Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative put option, conversion option, call option, and contingent dividend rate feature in the Series A Preferred Stock issued by the Company in 2019. The binomial model utilizes the Tsiveriotis and Fernandes (“TF”) implementation in which a convertible instrument is split into two separate components: a cash-only component which is subject to the selected risk-adjusted discount rate and an equity component which is subject only to the risk-free rate. The model considers the (i) implied volatility of the value of our common stock, (ii) appropriate risk-free interest rate, (iii) credit spread, (iv) dividend yield, (v) dividend accrual (and a step-up in rates), and (vi) event probabilities of the various conversion and redemption scenarios.

The implied volatility of the Company’s common stock is estimated based on a haircut applied to the historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027 (the maturity date). The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2019 are as follows: volatility of 30 percent, risk-free rate of 1.86 percent, a credit spread of 25 percent and a dividend yield of 0 percent.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2019 and 2018. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

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

Recently Adopted Accounting Pronouncements

In February 2016, FASB issued ASU 2016-02, Leases, or ASC 842 which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. Further, in January 2019, FASB issued ASU 2019-01, Leases: Codification Improvements, which provides disclosure relief for the interim periods when adopting ASC 842. The primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months as of January 1, 2019. Such amounts were not previously accounted for in the Company's consolidated balance sheets. The Company adopted ASC 842 as of January 1, 2019, electing the practical expedient approaches. The adoption of ASC 842 did not have a material impact on the Company's consolidated results of operations for the year ending December 31, 2019.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements.

Uncertain Tax Positions. At December 31, 2019, we had total unrecognized tax benefits of approximately $731,000. A noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes was written off during 2019. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2019. If recognized, approximately $731,000 would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

Recent Accounting Pronouncements

Refer to Note 2 to our notes to consolidated financial statements included elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our trading securities activities is to preserve principal while concurrently maximizing the income we receive from our trading securities without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the trading securities to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and trading securities in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit.

At December 31, 2019 and December 31, 2018, our trading securities were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in trading securities in the accompanying consolidated balance sheets).

In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Investments in U.S. government fixed income securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the relatively short duration of our trading securities portfolio, an immediate 10% change in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Corporate Controller concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Grant Thornton LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this annual report, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which is included herein.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 30, 2020.

Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our Chief Executive Officer and Corporate Controller and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 30, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 30, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 30, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2020 annual meeting of stockholders to be filed with the SEC no later than April 30, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2019 and 2018	F-4
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2019 and 2018	F-5
Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Years Ended December 31, 2019 and 2018	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019 and 2018	F-8
Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3) Exhibits

Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc. (3)
3.1	Amended and Restated Certificate of Incorporation (as updated through February 18, 2020 and currently in effect)
3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 7, 2020 (1)
3.3	Second Amended and Restated Bylaws (7)
4.1	Tax Benefits Preservation Plan, dated as of March 16, 2019, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Terms as Exhibit C (21)
4.2	Description of Acacia Research Corporation Capital Stock
4.3	Form of Senior Secured Note (15)
4.4	Form of Series A Warrant to Purchase Common Stock (16)
4.5	Form of Series B Warrant to Purchase Common Stock (17)
10.1	Form of Indemnification Agreement
10.2*	Acacia Research Corporation Amended and Restated Executive Severance Policy (2)
10.3	Form of Purchase Agreement (4)
10.4*	2013 Acacia Research Corporation Stock Incentive Plan (5)
10.5*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (6)
10.6*	2016 Acacia Research Corporation Stock Incentive Plan (8)
10.7*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (9)
10.8*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (9)
10.9*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan (10)
10.10	Investment Agreement dated August 15, 2016, by and between Acacia Research Corporation and Veritone, Inc. (11)
10.11	Secured Promissory Note dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (11)
10.12	Primary Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation, together with form of 10% Warrant to Purchase Common Stock (11)
10.13	Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (11)
10.14	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (11)
10.15	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (11)
10.16*	Employment Agreement, effective August 13, 2018, by and between Acacia Research Group, LLC and Marc Booth (12)
10.17*	Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Clayton J. Haynes (12)
10.18*	Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Clayton J. Haynes (12)
10.19*	Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Edward J. Treska (12)

10.20*	Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Edward J. Treska (12)
10.21*	Separation Agreement and General Release of Claims, dated February 12, 2019, by and between Acacia Research Group, LLC and Kirsten Hoover (13)
10.22*	Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Clifford Press (14)
10.23*	Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Alfred Tobia (14)
10.24	Securities Purchase Agreement dated November 18, 2019, by and among Acacia Research Corporation, Starboard Value LP and the investors listed on the Schedule of Buyers attached thereto (18)
10.25	Registration Rights Agreement dated November 18, 2019, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (19)
10.26	Governance Agreement dated November 18, 2019 and amended January 7, 2020, by and among Acacia Research Corporation and the entities and natural persons set forth on the signature pages thereto (20)
10.27	Lease Agreement dated June 7, 2019, by and between Acacia Research Corporation and Jamboree Center 4 LLC
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2†	Certification of Corporate Controller Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Corporate Controller Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

 ___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Acacia Research Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.

(1)	Incorporated by reference to Appendix B to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on January 17, 2020 (File No. 001-37721).

(2)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

(3)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K/A filed on January 19, 2012 (File No. 000-26068). Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

(4)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 16, 2012 (File No. 000-26068).

(5)	Incorporated by reference to Annex A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 24, 2013 (File No. 000-26068).

(6)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K on May 22, 2013 (File No. 000-26068)

(7)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 8-K filed on July 25, 2019 (File No. 001-37721).

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016 (File No. 001-37721).

(9)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017 (File No. 001-37721).

(10)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017 (File No. 001-37721).

(11)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 16, 2017 (File No. 001-37721).

(12)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on August 16, 2018 (File No. 001-37721).

(13)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on February 13, 2019 (File No. 001-37721).

(14)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-Q for the period ended September 30, 2019, filed on November 12, 2019 (File No. 001-37721).

(15)	Incorporated by reference to Appendix E to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on January 17, 2020 (File No. 001-37721).

(16)	Incorporated by reference to Appendix C to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on January 17, 2020 (File No. 001-37721).

(17)	Incorporated by reference to Appendix D to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on January 17, 2020 (File No. 001-37721).

(18)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on January 17, 2020 (File No. 001-37721).

(19)	Incorporated by reference to Appendix F to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on January 17, 2020 (File No. 001-37721).

(20)	Incorporated by reference to Appendix G to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on January 17, 2020 (File No. 001-37721);

(21)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019 (File No. 001-37721).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	March 16, 2020	By:	/s/ Clifford Press
Clifford Press
Chief Executive Officer (Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Clifford Press and Li Yu, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Clifford Press	Chief Executive Officer	March 16, 2020
	Clifford Press	(Principal Executive Officer)

/s/	Li Yu	Corporate Controller	March 16, 2020
	Li Yu	(Principal Financial Officer)

/s/	Isaac Kohlberg	Director	March 16, 2020
Isaac Kohlberg

/s/	Maureen O'Connell	Director	March 16, 2020
Maureen O'Connell

/s/	Jonathan Sagal	Director	March 16, 2020
Jonathan Sagal

/s/	Alfred V. Tobia, Jr.	Director	March 16, 2020
Alfred V. Tobia, Jr.

/s/	Katharine Wolanyk	Director	March 16, 2020
Katharine Wolanyk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Acacia Research Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, changes in series A redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2020 expressed an unqualified opinion.

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

Newport Beach, CA

March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Acacia Research Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Acacia Research Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated March 16, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Newport Beach, CA

March 16, 2020

ACACIA RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$57,359	$128,809
Trading securities - debt	93,843	33,642
Trading securities - equity	17,140	3,012
Accounts receivable	511	32,884
Prepaid expenses and other current assets	2,912	3,125
Total current assets	171,765	201,472

Long-term restricted cash	35,000	–
Investment at fair value (Note 6)	1,500	7,459
Other investments (Note 6)	–	8,195
Patents, net of accumulated amortization	7,814	6,587
Leased right-of-use assets	1,264	–
Other non-current assets	818	236
Total assets	$218,161	$223,949

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,765	$3,698
Accrued expenses and other current liabilities	7,265	4,299
Accrued compensation	507	350
Royalties and contingent legal fees payable	2,178	22,688
Total current liabilities	11,715	31,035

Series A warrant liabilities	3,568	–
Series A embedded derivative liabilities	17,974	–
Long-term lease liabilities	1,264	–
Other long-term liabilities	593	1,674
Total liabilities	35,114	32,709

Commitments and contingencies (Note 10)

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of December 31, 2019; no shares authorized, issued or outstanding as of December 31, 2018; aggregate liquidation preference of $35,125 and $0 as of December 31, 2019 and December 31, 2018, respectively (Note 16)	8,089	–

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 50,370,987 and 49,639,319 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	50	50
Treasury stock, at cost, 2,919,828 shares as of December 31, 2019 and December 31, 2018	(39,272)	(39,272)
Additional paid-in capital	652,003	651,156
Accumulated deficit	(439,656)	(422,541)
Total Acacia Research Corporation stockholders' equity	173,125	189,393

Noncontrolling interests	1,833	1,847

Total stockholders' equity	174,958	191,240

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$218,161	$223,949

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

	Years Ended
	December 31,
	2019	2018

Revenues	$11,246	$131,506

Portfolio operations:
Inventor royalties	4,944	35,168
Contingent legal fees	591	31,501
Patent acquisition expenses	–	4,000
Litigation and licensing expenses - patents	7,803	8,866
Amortization of patents	3,194	27,120
Other portfolio expenses	1,756	2,602
Total portfolio operations	18,288	109,257
Net portfolio income (loss)	(7,042)	22,249
General and administrative expenses (1)	16,376	18,728
Impairment of patent-related intangible assets	–	28,210
Operating loss	(23,418)	(24,689)

Other income (expense):
Change in fair value of investment, net (Note 6)	9,899	(59,103)
Loss on sale of investment (Note 6)	(9,230)	(19,095)
Impairment of other investment (Note 6)	(8,195)	(1,000)
Gain on disposal of other investment (Note 6)	2,000	–
Change in fair value of the Series A warrants and embedded derivative	4,518	–
Interest income and other	5,473	218
Total other income (expense)	4,465	(78,980)

Loss before income taxes	(18,953)	(103,669)

Income taxes (expense) benefit	1,824	(1,179)

Net loss including noncontrolling interests in subsidiaries	(17,129)	(104,848)

Net (income) loss attributable to noncontrolling interests in subsidiaries	14	(181)

Net loss attributable to Acacia Research Corporation	(17,115)	(105,029)

Less: Accretion of redeemable preferred stock	(307)	–

Net loss attributable to common stockholders - basic	$(17,422)	$(105,029

Basic net loss per share of common stock	$(0.35)	$(2.10)

Weighted average number of shares outstanding - basic	49,764,002	49,969,062

Add: Accretion of redeemable preferred stock	307	–
Less: Mark-to-market adjustment for preferred stock embedded derivative	(3,258)	–
Net loss attributable to common stockholders - diluted	$(20,373)	$(105,029)

Diluted net loss per share of common stock	$(0.40)	$(2.10)

Weighted average number of shares outstanding - diluted	50,896,773	49,969,062

__________________________________

(1) General and administrative expenses were comprised of the following:

	Years Ended
	December 31,
	2019	2018
General and administrative expenses	$15,301	$19,045
Non-cash stock compensation expense - G&A	1,075	2,133
Non-cash stock compensation expense - Profits Interests	–	(2,450)
Total general and administrative expenses	$16,376	$18,728

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended
	December 31,
	2019	2018
Net loss including noncontrolling interests	$(17,129)	$(104,848)
Other comprehensive income (loss):
Unrealized loss on foreign currency translation, net of tax of $0.	–	88
Total other comprehensive loss	(17,129)	(104,760)
Comprehensive (income) loss attributable to noncontrolling interests	14	(181)
Comprehensive loss attributable to Acacia Research Corporation	$(17,115)	$(104,941)

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share information)

	For the Year Ended December 31, 2019
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2018	–	$–	49,639,319	$50	$(39,272)	$651,156	$–	$(422,541)	$1,847	$191,240
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	–	–	(17,115)	–	(17,115)
Issuance of shares of Series A redeemable convertible preferred stock, net of embedded derivative, Series A warrants, and issuance costs	350,000	7,782	–	–	–	–	–	–	–	–
Accretion of Series A redeemable convertible preferred stock to redemption value	–	307	–	–	–	(307)	–	–	–	(307)
Stock options exercised	–	–	25,136	–	–	79	–	–	–	79
Compensation expense for share-based awards, net of forfeitures	–	–	706,532	–	–	1,075	–	–	–	1,075
Net loss attributable to noncontrolling interests in subsidiaries	–	–	–	–	–	–	–		(14)	(14)

Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$–	$(439,656)	$1,833	$174,958

	For the Year Ended December 31, 2018
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2017	–	$–	50,639,926	$51	$(34,640)	$648,996	$(88)	$(320,018)	$1,358	$295,659
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	–	–	(105,029)	–	(105,029)
Cumulative effect of new accounting principle	–	–	–	–	–	–	–	2,506	308	2,814
Stock options exercised	–	–	82,615	–	–	257	–	–	–	257
Compensation expense for share-based awards, net of forfeitures	–	–	166,998	1	–	2,132	–	–	–	2,133
Repurchase of restricted common stock	–	–	(59,800)	–	–	(229)	–	–	–	(229)
Repurchase of common stock	–	–	(1,190,420)	(2)	(4,632)	–	–	–	–	(4,634)
Net income attributable to noncontrolling interests in subsidiaries	–	–	–	–	–	–	–	–	181	181
Unrealized loss on foreign currency translation	–	–	–	–	–	–	88	–	–	88

Balance at December 31, 2018	–	$–	49,639,319	$50	$(39,272)	$651,156	$–	$(422,541)	$1,847	$191,240

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(17,129)	$(104,848)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net (Note 6)	(9,899)	59,103
Loss on sale of investment (Note 6)	9,230	19,095
Impairment of other investment (Note 6)	8,195	1,000
Gain on disposal of other investment (Note 6)	(2,000)	–
Depreciation and amortization	3,227	27,145
Change in fair value of Series A redeemable convertible preferred stock embedded derivative	(3,258)	–
Change in fair value of Series A warrant	(1,260)	–
Non-cash stock compensation	1,075	(317)
Change in value of trading securities	(2,241)	–
Impairment of patent-related intangible assets	–	28,210
Other	–	(436)

Changes in assets and liabilities:
Accounts receivable	32,373	(28,189)
Prepaid expenses and other assets	(220)	(208)
Accounts payable and accrued expenses	109	963
Royalties and contingent legal fees payable	(20,510)	19,359

Net cash provided by (used in) operating activities	(2,308)	20,877

Cash flows from investing activities:
Patent acquisition costs	(4,420)	–
Sale of investment at fair value (Note 6)	6,628	19,097
(Purchase) Sale of other investments (Note 6)	2,000	(7,000)
Purchases of trading securities	(147,178)	(102,769)
Maturities and sales of trading securities	75,090	66,640
Purchases of property and equipment	(183)	(34)
Net cash provided by (used in) investing activities	(68,063)	(24,066)

Cash flows from financing activities:
Repurchase of common stock	–	(4,634)
Repurchase of restricted common stock	–	(229)
Issuance of Series A redeemable convertible preferred stock and Series A warrants, net of issuance costs	33,842	–
Proceeds from exercise of stock options	79	257
Net cash provided by (used in) financing activities	33,921	(4,606)

Decrease in cash and cash equivalents and restricted cash	(36,450)	(7,795)

Cash and cash equivalents and restricted cash, beginning	128,809	136,604

Cash and cash equivalents and restricted cash, ending	$92,359	$128,809

The accompanying notes are an integral part of these consolidated financial statements

ACACIA RESEARCH CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Description of Business. As used herein, “we,” “us,” “our,” “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly and majority-owned and controlled operating subsidiaries, and/or where applicable, its management.

Acacia’s operating subsidiaries invest in, license and enforce patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. In recent years, Acacia has also invested in technology companies. Acacia leverages its experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement and/or supplement Acacia’s primary licensing and enforcement business.

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

During fiscal year 2019, Acacia obtained control of five new patent portfolios. During fiscal year 2018, Acacia did not obtain control of any new patent portfolios.

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

Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations. Refer to the accompanying consolidated statements of Series A redeemable convertible preferred stock and stockholders’ equity for total noncontrolling interests.

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

Revenues were comprised of the following for the periods presented:

	2019	2018
	(In thousands)
Paid-up Revenue Agreements	$6,343	$100,496
Recurring Revenue Agreements	4,903	13,040
Other Settlements	–	3,470
Sales	–	14,500
	$11,246	$131,506

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

Inventor Royalties and Contingent Legal Expenses. Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues. Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations. Any unamortized upfront advances recovered from net revenues are expensed in the period recovered and included in amortization expense in the consolidated statements of operations. There were no patent acquisition expenses for fiscal year 2019. Cost of revenues for fiscal year 2018 included $4.0 million of costs to acquire certain patent rights related to revenues recognized in the period.

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

	Level 1	Level 2	Level 3
		(In thousands)
Assets as of December 31, 2019:
Trading securities - debt	$–	$93,843	$–
Trading securities - equity	17,140	–	–
Investment at fair value - warrants (Note 6)	–	757	–
Investment at fair value - common stock (Note 6)	743	–	–
Total recurring fair value measurements as of December 31, 2019	$17,883	$94,600	$–

Assets as of December 31, 2018:
Trading securities - debt	$–	$33,642	$–
Trading securities - equity	3,012	–	–
Investment at fair value - warrants (Note 6)	–	2,064	–
Investment at fair value - common stock (Note 6)	5,395	–	–
Total recurring fair value measurements as of December 31, 2018	$8,407	$35,706	$–

Liabilities as of December 31, 2019:
Profits interest units	$–	$591	$–
Series A warrants	–	3,568	–
Embedded derivative liability	–	–	17,974
Total liabilities as of December 31, 2019	$–	$4,159	$17,974

Liabilities as of December 31, 2018:
Profits interest units	$–	$591	$–
Total liabilities as of December 31, 2018	$–	$591	$–

The following table sets forth a summary of the changes in the estimated fair value of the Company’s embedded derivative, which is measured at fair value as a Level 3 liability on a recurring basis:

Embedded Derivative
(In thousands)
Opening balance as of January 1, 2019	$–
Issuance of Series A redeemable convertible preferred stock with embedded derivative	21,232
Remeasurement of Series A redeemable convertible preferred stock embedded derivative to fair value	(3,258)
Total Level 3 recurring fair value measurements as of December 31, 2019	$17,974

Cash and Cash Equivalents.  Acacia considers all highly liquid, trading securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Acacia’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily includes: domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements. Acacia’s cash equivalents are measured at fair value using quoted prices that represent Level 1 inputs.

Long Term Restricted Cash.  Long-term restricted cash relates to the proceeds received from the issuance of Series A redeemable convertible preferred stock (the “Series A Redeemable Convertible Preferred Stock”) which are held in an escrow account. The amounts are to be released to the Company upon, among other things, (i) the consummation of a suitable investment or acquisition by the Company or (ii) the conversion of Series A Redeemable Convertible Preferred Stock into common stock (see Note 16).

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

Impairment of Investments. Acacia evaluates its investments in marketable securities for potential impairment, employing a methodology on a quarterly basis that considers available quantitative and qualitative evidence. If the cost or carrying value of an investment exceeds its estimated fair value, the Company evaluates, among other factors, general market conditions, credit quality of instrument issuers, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold, or plans or ability to sell. Fair value is estimated based on publicly available market information or other estimates determined by management. Investments are considered to be impaired when a decline in fair value is estimated to be other-than-temporary. Acacia reviews impairments associated with its investments in marketable securities and determines the classification of any impairment as temporary or other-than-temporary. An impairment is deemed other-than-temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment’s carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of such evidence, the carrying amount of the investment is recoverable within a reasonable period of time. For investments classified as available-for-sale, unrealized losses that are other-than-temporary are recognized in the consolidated statements of operations.

Concentration of Credit Risks.  Financial instruments that potentially subject Acacia to concentrations of credit risk are cash equivalents, trading securities and accounts receivable. Acacia places its cash equivalents and trading securities primarily in highly rated money market funds and investment grade marketable securities. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Acacia has not experienced any significant losses on its deposits of cash and cash equivalents.

Three licensees individually accounted for 43%, 22% and 15%, respectively, of revenues recognized during the year ended December 31, 2019. Three licensees individually accounted for 45%, 17% and 17%, respectively, of revenues recognized during the year ended December 31, 2018. Two licensees individually represented approximately 70% and 17%, respectively, of accounts receivable at December 31, 2019. Four licensees individually represented approximately 38%, 36%, 12% and 11%, respectively, of accounts receivable at December 31, 2018.

For 2019 and 2018, 39% and 26%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

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

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, restricted cash, accounts receivables, and current liabilities approximates their fair values due to their short-term maturities.

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

Leases. The Company adopted ASC 842 as of January 1, 2019, electing the practical expedient approaches. The primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months. Such amounts were not previously accounted for in the Company's consolidated balance sheets. The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. Upon adoption of ASC 842 on January 1, 2019, the carrying value of certain lease related liabilities for its excess of lease payments over anticipated sublease income existing at that date, was offset against the related right-of-use assets. Lease expense is recognized on a straight-line basis over the lease term.

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

The initial determination of whether an investment is substantially similar to common stock is made on the initial date of investment if the Company has the ability to exercise significant influence over the operating and financial policies of the investee. That determination is reconsidered if (i) contractual terms of the investment are changed, (ii) there is a significant change in the capital structure of the investee, including the investee's receipt of additional subordinated financing, or (iii) the Company obtains an additional interest in an investment, resulting in the method of accounting for the cumulative interest being based on the characteristics of the investment at the date at which the Company obtains the additional interest. Refer to Note 6 for additional information.

Impairment of Other Investments. Acacia reviews its investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Acacia considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Acacia evaluates, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. Acacia also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statements of operations and a new cost basis in the investment is established.

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

Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award). The fair value of restricted stock and restricted stock units awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur.

No stock options were granted during the year ended December 31, 2019. The fair values of stock options granted during the year ended December 31, 2018 were estimated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

For the Year Ended December 31, 2018

Risk-free interest rate	2.26%
Term	4.37
Volatility	51%
Dividend yield	–%

Due to a lack of sufficient historical stock option exercise experience, the Company utilized the simplified method for estimating the expected term. Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.

Restricted stock units awards with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation cost is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 1.38 percent; term of 3.00 years; expected volatility of 38 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments.

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

Series A Warrants. The fair value of the Series A warrants (the “Series A Warrants”) is estimated using a Black-Scholes option-pricing model. The fair value of the Series A Warrants as of December 31, 2019 was estimated based on the following assumptions: volatility of 30 percent, risk-free rate of 1.85 percent, term of 7.79 years and a dividend yield of 0 percent.

Embedded derivatives. Embedded derivatives that are required to be bifurcated from their host contract are valued separately from host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock (see Note 16). The binomial model utilizes the Tsiveriotis and Fernandes (“TF”) implementation in which a convertible instrument is split into two separate components: a cash-only component which is subject to the selected risk-adjusted discount rate and an equity component which is subject only to the risk-free rate. The model considers the (i) implied volatility of the value of our common stock, (ii) appropriate risk-free interest rate, (iii) credit spread, (iv) dividend yield, (v) dividend accrual (and a step-up in rates), and (vi) event probabilities of the various conversion and redemption scenarios.

The implied volatility of the Company’s common stock is estimated based on a haircut applied to the historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027 (the maturity date). The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2019 are as follows: volatility of 30 percent, risk-free rate of 1.86 percent, a credit spread of 25 percent and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the equity instruments discussed at Note 6, the valuation of Series A redeemable convertible preferred stock, Series A warrants and embedded derivatives, stock-based compensation expense, impairment of patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

Loss Per Share.  For periods in which the Company generates net income, the Company computes earnings per share attributable to common stockholders using the two-class method required for capital structures that include participating securities. Under the two-class method, securities that participate in non-forfeitable dividends, such as the Company’s outstanding unvested restricted stock and Series A Redeemable Convertible Preferred Stock, are considered participating securities and are allocated a portion of the Company’s earnings. For periods in which the Company generates a net loss, net losses are not allocated to holders of the Company’s participating securities as the security holders are not contractually obligated to share in the Company’s losses.

For the periods presented, due to the Company’s net loss, the Company did not apply the two-class method to allocate earnings to the participating securities. Basic net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury stock method or the as-converted method. Potentially dilutive common stock equivalents consist of stock options, restricted stock units, unvested restricted stock, Series A Redeemable Convertible Preferred Stock, and Series A Warrants.

The following table presents the calculation of basic and diluted loss per share of common stock:

	2019	2018
	(In thousands, except percentage change values)

Basic
Numerator:
Net loss attributable to Acacia Research Corporation	(17,115)	(105,029)
Accretion of Series A Redeemable Convertible Preferred Stock	(307)	–
Net loss attributable to common stockholders - basic	(17,422)	(105,029)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic	49,764,002	49,969,062
Basic net loss per share of common stock	$(0.35)	$(2.10)

Diluted
Numerator:
Net loss attributable to Acacia Research Corporation	(17,115)	(105,029)
Mark-to-market adjustment for preferred stock embedded derivative	(3,258)	–
Net loss attributable to common stockholders - diluted	(20,373)	(105,029)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic	49,764,002	49,969,062
Effect of potentially dilutive securities: Series A preferred stock	1,132,771	–
Weighted-average shares used in computing net loss per share attributable to common stockholders - diluted	50,896,773	49,969,062
Diluted net loss per share of common stock	$(0.40)	$(2.10)

As the Company reported a net loss for the years ended December 31, 2019 and 2018, all potentially dilutive shares of common stock other than those associated with the Series A Redeemable Convertible Preferred Stock have been excluded from the calculation of diluted net loss per share of common stock because including such instruments would be anti-dilutive.

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

3.  TRADING SECURITIES

Trading securities for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
December 31, 2019:
Trading securities - debt	$93,712	$143	$(12)	$93,843
Trading securities - equity	17,674	211	(745)	17,140
	$111,386	$354	$(757)	$110,983

December 31, 2018:
Trading securities - debt	$33,643	$18	$(19)	$33,642
Trading securities - equity	3,389	27	(404)	3,012
	$37,032	$45	$(423)	$36,654

Trading securities as of December 31, 2019 and 2018, were comprised of investments in corporate bonds (debt securities) and investments in equity securities of publicly held companies (equity securities). For the year ended December 31, 2019, proceeds from the sale and maturity of debt securities and equity securities were $49,751,000 and $25,339,000, respectively. For the year ended December 31, 2018, proceeds from the sale and maturity of debt securities and equity securities were $65,144,000 and $1,496,000, respectively.

4.  ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2019 and 2018:

	2019	2018
	(In thousands)
Accrued litigation liabilities	$6,181	$3,803
Accrued consulting and other professional fees	470	–
Foreign taxes payable	–	374
State income taxes payable	27	–
Short-term lease liability	435	–
Other accrued liabilities	152	122
	$7,265	$4,299

5.  PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to five years. For all periods presented, all of Acacia’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to investments in intangible assets as of December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018
Gross carrying amount - patents	$330,588	$326,167
Accumulated amortization - patents(1)	(322,774)	(319,580)
Patents, net	$7,814	$6,587

(1) Includes patent impairment charges for the applicable periods.

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is 4 years. Scheduled annual aggregate amortization expense is estimated to be $2,555,000 in 2020, $1,695,000 in 2021, $1,695,000 in 2022, $1,620,000 in 2023 and $249,000 in 2024.

Acacia did not record charges related to the impairment of patent-related intangible assets for the year ended December 31, 2019. Acacia recorded impairment of patent-related intangible asset charges totaling $28,210,000 for the year ended December 31, 2018. The impairment charges related to impairments of patent portfolios due to a reduction in expected estimated future net cash flows and certain patent portfolios that management determined it would no longer allocate future resources to in connection with the licensing and enforcement of such portfolios, due primarily to adverse litigation outcomes, potential prior art related complexities and/or the overall determination that future resources would be allocated to other licensing and enforcement programs with higher potential return profiles. The impairment charges for the periods presented consisted of the excess of the asset’s carrying value over its estimated fair value.

For the year ended December 31, 2018, pursuant to the terms of the respective inventor agreements, certain Acacia operating subsidiaries elected to terminate or sell their rights to patent portfolios, resulting in the acceleration of amortization expense for the patent-related assets totaling $8,307,000. There is no accelerated amortization or sales for patent-related assets for the year ended December 31, 2019.

6. INVESTMENTS

Investment at Fair Value

During 2016 and 2017, Acacia made certain investments in Veritone, Inc. (“Veritone”). As a result of these transactions, Acacia received an aggregate total of 4,119,521 shares of Veritone common stock and warrants to purchase a total of 1,120,432 shares of Veritone common stock at an exercise price of $13.61 per share expiring between 2020 and 2027. During the year ended December 31, 2018, Acacia sold 2,700,000 shares Veritone common stock and recorded a realized loss of $19.1 million. During the year ended December 31, 2019, Acacia sold 1,121,071 shares Veritone common stock and recorded a realized loss of $9.2 million.

At December 31, 2019, the fair value of the 298,449 shares of Veritone common stock owned by Acacia totaled $743,000. At December 31, 2019, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $757,000. At December 31, 2018, the fair value of the 1,419,521 shares of Veritone common stock owned by Acacia totaled $5,395,000. At December 31, 2018, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $2,064,000.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the year ended December 31, 2019, and 2018, the accompanying consolidated statements of operations reflected the following:

	2019	2018
	(In thousands)
Change in fair value of investment, warrants	$(1,308)	$(11,895)
Change in fair value of investment, common stock	11,207	(47,208)
Loss on sale of investment, common stock	(9,230)	(19,095)
Net realized and unrealized gain (loss) on investment at fair value	$669	$(78,198)

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

8.  INCOME TAXES

Acacia’s income tax benefit (expense) for the fiscal periods presented consisted of the following:

	2019	2018
	(in thousands)
Current:
Federal	$–	$–
State	(34)	(87)
Foreign	1,858	(1,092)
Total current	1,824	(1,179)
Deferred:
Federal	–	–
State	–	–
Total deferred	–	–
Income tax benefit (expense)	$1,824	$(1,179)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2019 and 2018:

	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$112,280	$104,862
Unrealized loss on investments held at fair value	538	2,455
Stock compensation	358	1,365
Fixed assets and intangibles	1,316	3,330
Basis of investments in affiliates	300	286
Accrued liabilities and other	631	208
State taxes	25	26
Total deferred tax assets	115,448	112,532
Valuation allowance	(115,077)	(112,514)
Total deferred tax assets, net of valuation allowance	371	18
Deferred tax liabilities:
ROU Asset	(347)	–
Other	(24)	(18)
Total deferred tax liabilities	(371)	(18)
Net deferred tax assets (liabilities)	$–	$–

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2019	2018
Statutory federal tax rate - (benefit) expense	21%	21%
State income and foreign taxes, net of federal tax effect	7%	(1)%
Foreign tax credit	–%	–%
Noncontrolling interests in operating subsidiaries	–%	–%
Nondeductible permanent items	1%	(1)%
Change in tax rate	–%	–%
Expired capitalized loss	(2)%	–%
Valuation allowance	(13)%	(20)%
Other	(4)%	–%
	10%	(1)%

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

At December 31, 2019, Acacia had U.S. federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $253,824,000 and $19,683,000, respectively. For federal income tax purposes, our NOL carryovers generated for tax years beginning before January 1, 2018 will begin to expire in 2026. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning January 1, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. For state income tax purposes, our NOLs will expire between 2028 and 2039. Our capital loss carryovers totaled $23,652,000 at December 31, 2019, expiring between 2025 and 2029.

As of December 31, 2019, Acacia had approximately $51,508,000 of foreign tax credits, expiring between 2020 and 2026. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

Tax expense (benefit) for the periods presented primarily reflects foreign taxes withheld and refunded on revenue agreements executed with licensees in foreign jurisdictions and other state taxes. Excluding the impact of the change in valuation allowance, annual effective tax rates were 23% for fiscal year 2019 and 19% for fiscal year 2018. Results for fiscal year 2019 included an unrealized loss on Acacia’s investment in Veritone which created a deferred tax asset totaling approximately $538,000. Results for fiscal year 2018 included an unrealized loss on Acacia’s investment in Veritone which created a deferred tax asset totaling approximately $2,455,000. The 2017 deferred tax liability was reversed in fiscal year 2018 as a result of the 2018 unrealized loss on Acacia’s investment in Veritone and the realized loss on the sale of Veritone common stock.

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

At December 31, 2019 and 2018, the Company had total unrecognized tax benefits of approximately $731,000 and $816,000, respectively. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At December 31, 2019, if recognized, approximately $731,000 of tax benefits, net of valuation allowance, would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

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

Acacia’s compensation committee administers the discretionary option grant and stock issuance programs. The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant. Options generally begin to be exercisable six months to one year after grant and generally expire seven to ten years after grant. Stock options with time-based vesting generally vest over two to three years and restricted shares with time based vesting generally vest in full after one to three years (generally representing the requisite service period). The Plans terminate no later than the tenth anniversary of the approval of the incentive plans by Acacia’s stockholders.

The Plans provide for the following separate programs:

•	Discretionary Option Grant Program. Under the discretionary option grant program, Acacia’s compensation committee may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Acacia or its subsidiaries (including employees, non-employee board members and consultants) at an exercise price not less than 85% of the fair market value of those shares on the grant date, and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Acacia’s voting stock or the voting stock of any of its subsidiaries).

•	Automatic Option Grant Program. Through fiscal year 2016, each non-employee director received restricted stock units or stock options for the number of shares determined by dividing the annual retainer by the grant date fair value of Acacia’s common stock on the grant date. In addition, each new non-employee director received restricted stock units or stock options for the number of shares determined by dividing the annual Board of Directors retainer by the grant date fair value of Acacia’s common stock on the commencement date. These restricted stock units and stock options vested in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control. Acacia will deliver the unrestricted shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events: (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director’s service as a member of the Company’s Board of Directors. The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered.

•	Stock Issuance Program. Under the stock issuance program, eligible individuals may be issued shares of common stock directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services. Under this program, the purchase price for the shares shall not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered. The eligible individuals receiving restricted stock awards (“RSA”) shall have full stockholder rights with respect to any shares of Common Stock issued to them under the Stock Issuance Program, whether or not their interest in those shares is vested. Accordingly, the eligible individuals shall have the right to vote such shares and to receive any regular cash dividends paid on such shares. The eligible individuals receiving restricted stock units (“RSU”) shall not have full stockholder rights until they vest.

The number of shares of Common Stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At December 31, 2019, there were 1,024,419 shares available for grant under the 2013 Plan.

The number of shares of Common Stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the Plan. At December 31, 2019, there were 4,067,891 shares available for grant under the 2016 Plan.

Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock. Acacia’s Board of Directors may amend or modify the Plans at any time, subject to any required stockholder approval. As of December 31, 2019, there are 6,875,564 shares of common stock reserved for issuance under the Plans.

Stock-based award grant activity for the periods presented was as follows:

	2019		2018
	Shares	Aggregate fair value (in thousands)	Shares	Aggregate fair value (in thousands)
Restricted stock awards with time-based service conditions	777,000	$2,332	102,000	$386
Restricted stock units with market-based service conditions	900,000	$1,280	–	–
Stock options with time-based service vesting conditions	–	–	930,000	1,588
Total incentive awards granted	1,677,000	$3,612	1,032,000	$1,974

The following table summarizes stock option activity for the Plans for the year ended December 31, 2019:

	Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2018	3,509,000	$4.96
Granted	–	$–
Exercised	(25,000)	$3.12
Expired/forfeited	(3,158,000)	$5.04
Outstanding at December 31, 2019	326,000	$4.38	4.4 years	$–
Vested	281,000	$4.45	3.9 years	$–
Exercisable at December 31, 2019	281,000	$4.45	3.9 years	$–

The aggregate intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $4,000 and $51,000, respectively. The aggregate intrinsic value of options vested during the year ended December 31, 2019 was $0. No options were granted during the year ended December 31, 2019. The aggregate fair value of options vested during the years ended December 31, 2019 and 2018 was $294,000 and $1,918,000, respectively. As of December 31, 2019, the total unrecognized compensation expense related to non-vested stock option awards was $1,074,000, which is expected to be recognized over a weighted-average term of approximately 2 year.

The following table summarizes non-vested restricted share activity for the year ended December 31, 2019:

	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at December 31, 2018	–	$–
Granted	777,000	$3.00
Vested	(214,000)	$3.14
Canceled	(87,000)	$2.81
Non-vested restricted stock at December 31, 2019	476,000	$2.98

The weighted-average grant date fair value of non-vested restricted stock granted during the years ended December 31, 2019 and 2018 was $2.98 and $3.79, respectively. The aggregate fair value of restricted stock that vested during the years ended December 31, 2019 and 2018 was $672,000 and $972,000, respectively. As of December 31, 2019, unrecognized compensation expense related to non-vested restricted stock awards was $1,321,000, which is expected to be recognized over a weighted-average term of approximately 2 year.

The following table summarizes restricted stock units activity for the year ended December 31, 2019:

	Non-vested Restricted Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock units at December 31, 2018	–	$–
Granted	900,000	$1.42
Vested	–	$–
Canceled	–	$–
Non-vested restricted stock units at December 31, 2019	900,000	$1.42
Vested restricted stock units at December 31, 2019	14,000	$16.72

The weighted-average grant date fair value of restricted units granted during the years ended December 31, 2019 was $1.42. There were no restricted units granted during the year ended December 31, 2018. The aggregate fair value of restricted stock units granted during the year ended December 31, 2019 was $1,280,000. The aggregate fair value of restricted stock units that vested during the years ended December 31, 2019 and 2018 was $240,000 and $40,000, respectively. As of December 31, 2019, unrecognized compensation expense related to non-vested restricted stock units was $1,140,000. Stock compensation expense is recognized in general and administrative expenses.

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

Acacia owns 60% of the membership interests in AIP and at all times will control AIP. Acacia from time to time may contribute to AIP certain assets or securities related to portfolio companies in which Acacia holds an interest. Units may be awarded as one-time, discretionary grants to recipients. As of December 31, 2019, AIP holds the Veritone Warrant described at Note 6.

Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted in February 2017, with an aggregate grant date fair value of $722,000. The fair value of the Units totaled $591,000 as of December 31, 2019. Upon full vesting of the units in September 2017, all previously unrecognized compensation expense was immediately recognized.

Compensation expense for the periods presented was comprised of the following:

	2019	2018
	(in thousands)
Restricted stock awards with time-based service conditions	$907	$460

Restricted stock units with time-based service conditions	–	1
Restricted stock units with performance-based vesting conditions	140	–

Stock options with time-based service vesting conditions	28	1,672

Profits interests units	–	(2,450)

Total compensation expense	$1,075	$(317)

10.  COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company primarily leases office facilities under operating lease arrangements that will end in various years through July 2024.

On June 7, 2019, we entered into a building lease agreement (the “New Lease”) with Jamboree Center 4 LLC (the “Landlord”). Pursuant to the New Lease, we have leased approximately 8,293 square feet of office space for our corporate headquarters in Irvine, California. The New Lease commenced on August 1, 2019. The term of the New Lease is 60 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.

The Company has subleased a facility under another operating lease agreement (the “Old Lease”) that we ceased using in December 2018, and the sublease will go through the remaining term of the Old Lease, which ended on January 31, 2020. During the year ended December 31, 2018, the Company recorded a one-time charge of $629,000 for the excess of lease payments over the anticipated sublease income through expiration of the lease.

Operating lease costs, net of sublease income of $780,000, were $426,000 for the year ended December 31, 2019. Operating lease costs, net of sublease income of $65,000, were $1,106,000 for the year ended December 31, 2018.

The table below presents aggregate future minimum payments due under the New Lease and the Old Lease, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2019:

Operating Leases
(In thousands)
2020	$434
2021	334
2022	349
2023	364
2024	218
Total minimum payments	$1,699
Less: short-term lease liabilities	(435)
Long-term lease liabilities	$1,264

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

Other

On June 17, 2015, Celltrace Communications Ltd. (“Celltrace”) filed a lawsuit against Acacia in U.S. District Court for the Southern District of New York, Case No. 1:15-cv-04746, alleging, among other things, significant damages for alleged breach of contract, unjust enrichment and fraud. Acacia disputes the allegations and does not believe that Celltrace is entitled to any damages.  Acacia successfully moved to compel arbitration of the dispute, and the District Court stayed the litigation pending arbitration before the International Court of Arbitration for the International Chamber of Commerce (the “ICC”). Celltrace appealed the decision to the U.S. Court of Appeals for the Second Circuit, which denied the appeal. Celltrace filed its request for arbitration of the claims with the ICC on November 28, 2016. Acacia filed an answer denying all allegations of wrongdoing and asserting affirmative defenses. A tribunal was appointed to preside over the arbitration and conducted its first case management conference on June 26, 2017. The parties conducted discovery and submitted their cases in chief to the tribunal in a series of written submissions per the tribunal’s orders between January 2018 and December 2018. The tribunal held an evidentiary hearing with live witness testimony in New York City between February 4, 2019 and February 13, 2019. At the end of the hearing, the tribunal set a schedule for post-hearing briefing by the parties, which concluded in April 2019. We are now waiting for the tribunal to issue its decision. Acacia continues to vigorously contest all allegations of wrongdoing.

In a separate case on December 6, 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in an amount to be determined.

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows. Fiscal year 2019 operating expenses included expenses for settlement and contingency accruals totaling $1,756,000, net of prior accruals. Refer to Note 4 for information on accrued expenses.

Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at December 31, 2019.

Other

In August 2010, a wholly owned subsidiary of Acacia became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund invests in, licenses and enforces IP consisting primarily of patents, patent rights, and patented technologies. The Acacia IP Fund was terminated as of December 31, 2017. The final distribution to the partners of the Acacia IP Fund will be made in 2020.

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

Executive Severance Policy. Under Acacia’s Amended Executive Severance Policy, full-time employees as of July 2017 and prior with the title of Senior Vice President and higher (“SVP and higher”) are entitled to receive certain benefits upon termination of employment. If employment of an SVP and higher employee is terminated for other than cause or other than on account of death or disability, Acacia will (i) promptly pay to the SVP and higher employee a lump sum amount equal to the aggregate of (a) accrued obligations (i.e., annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of base salary for each full year that the SVP and higher employee was employed by the Company (the “Severance Period”), up to a maximum of twelve (12) months (eighteen (18) months for executive officers of Acacia Research Corporation) of base salary, and (ii) provide to the SVP and higher employee, Acacia paid COBRA coverage for the medical and dental benefits selected in the year in which the termination occurs, for the duration of the Severance Period. Results for the year ended December 31, 2019 and 2018 include $420,000 and $2,458,000 of expenses incurred under the executive severance policy.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for state income taxes totaled $85,000 and $140,000 for the years ended December 31, 2019 and 2018, respectively. Foreign taxes withheld totaled $249,000 and $1,093,000 for the years ended December 31, 2019 and 2018, respectively. Refer to Note 4 for accrued foreign taxes payable.

Refer to Note 6 for information regarding noncash investing activity related to the investment in Veritone for the periods presented.

13.  RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Recently Adopted.

In February 2016, FASB issued ASU 2016-02, Leases, or ASC 842 which requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset. In July 2018, FASB issued ASU 2018-11, Leases, which provides an additional transition option for an entity to apply the provisions of ASC 842 by recognizing a cumulative effect adjustment at the effective date of adoption without adjusting the prior comparative periods presented. Further, in January 2019, FASB issued ASU 2019-01, Leases: Codification Improvements, which provides disclosure relief for the interim periods when adopting ASC 842. The primary impact of adopting ASC 842 for the Company was the recognition in the consolidated balance sheet of certain lease-related assets and liabilities for operating leases with terms longer than 12 months as of January 1, 2019. Such amounts were not previously accounted for in the Company's consolidated balance sheets. The Company adopted ASC 842 as of January 1, 2019, electing the practical expedient approaches. As a result, we recognized approximately $1.6 million of right-of-use assets and an increase of $1.7 million in lease-related liabilities as of December 31, 2019. The adoption of ASC 842 did not have a material impact on the Company's consolidated results of operations for the year ending December 31, 2019.

Recent Accounting Pronouncements - Not Yet Adopted.

In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)—Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Management is currently evaluating the impact that the amendments in this update will have on the Company’s consolidated financial statements.

14.  FAIR VALUE DISCLOSURES

Acacia holds the following types of financial instruments at December 31, 2019 and 2018.

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

Investments at fair value - common stock. Acacia’s equity investment in Veritone common stock is recorded at fair value based on the quoted market price of Veritone’s common stock on the applicable valuation date (Level 1).

Investments at fair value - warrants. Warrants are recorded at fair value, as based on the Black-Scholes option-pricing model (Level 2).

Profits interests. For the years ended December 31, 2019 and 2018, the fair value of the Units was estimated at 40% of the fair value of the 10% Warrant, based on the Black-Scholes option-pricing model (Level 2).

Series A Warrants. Series A Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 2).

Embedded derivative liability. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock issued by the Company in 2019 (Level 3).

15.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company purchased shares of common stock of Drive Shack, Inc. (“Drive Shack”) for an aggregate purchase price of $2.4 million. Drive Shack and Clifford Press, Chief Executive Officer and director of Acacia, are related parties as Mr. Press is a board member of Drive Shack. During the year ended December 31, 2018, the Company paid $976,000 in expenses related to the reimbursement of costs incurred by Sidus Investment Management, LLC (“Sidus”) on behalf of the participants (together with Sidus, the “Participants”) named in the proxy statement filed on June 7, 2018 by the Participants, in connection with a contested proxy election. These expenses are included in general and administrative expenses on the consolidated statements of operations. Alfred V. Tobia, Jr. and Clifford Press are related parties as each of them are Participants and members of the Company’s Board of Directors. In addition, Sidus is a related party as Mr. Tobia is a Co-Founder and Managing Member at Sidus.

16.  SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (“Starboard”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock (see Note 17) to Starboard. The Securities Purchase Agreement also established the terms of certain senior secured notes and additional warrants (the “Series B Warrants”) which may be issued to Starboard in the future.

The Series A Redeemable Convertible Preferred Stock can be converted into a number of shares of common stock equal to (i) the stated value thereof plus accrued and unpaid dividends, divided by (ii) the conversion price of $3.65 (subject to certain anti-dilution adjustments). Holders may elect to convert the Series A Redeemable Convertible Preferred Stock into common stock at any time. The Company may elect to convert the Series A Redeemable Convertible Preferred Stock into shares of Common Stock any time on or after November 15, 2025, provided that the closing price of the Company’s common stock equals or exceeds 190% of the conversion price for 30 consecutive trading days and assuming certain other conditions of the common stock have been met.

Holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the periods of May 15, 2021 through August 15, 2021 and May 15, 2022 through August 15, 2022, provided that the Company has not issued at least $50.0 million aggregate principal of senior secured notes to Starboard pursuant to the Securities Purchase Agreement. Holders also have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of November 15, 2024 through February 15, 2025. Additionally, holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock upon the occurrence of (i) a change of control or (ii) various other triggering events, such as the suspension from trading or delisting of the Company’s common stock. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the holders, the redemption price may include a make-whole amount or a stated premium, depending on the redemption scenario.

The Company may redeem all, and not less than all, of the Series A Redeemable Convertible Preferred Stock (i) upon a change of control or (ii) during the period of May 15, 2022 through August 15, 2022, provided that the Company has not issued at least $50.0 million aggregate principal of the senior secured notes, and assuming certain conditions of the common stock have been met. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the Company, the redemption price would include a make-whole amount or a 15% premium depending on the circumstances.

If any Series A Redeemable Convertible Preferred Stock remains outstanding on November 15, 2027, the Company shall redeem such Series A Redeemable Convertible Preferred Stock in cash.

In all redemption scenarios, the redemption price for the Series A Redeemable Convertible Preferred Stock includes the stated value plus accrued and unpaid dividends. In addition, depending on the redemption scenario, the redemption price may also include a make-whole amount or stated premium as described above.

If the Company issues senior secured notes, the Holder may exchange the Series A Redeemable Convertible Preferred Stock for (i) senior secured notes and (ii) Series B Warrants to purchase common stock.

The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of an approved investment (an investment to be identified and approved by each of the Company and Starboard), the dividend rate will increase to 8.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. The Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. Total accrued and unpaid dividends as of December 31, 2019 was $0.1 million.

Holders of the Series A Redeemable Convertible Preferred Stock have the right to vote with common stockholders on an as-converted basis on all matters. Holders of Series A Redeemable Convertible Preferred Stock will also be entitled to a separate class vote with respect to amendments to the Company’s organizational documents that generally have an adverse effect on the Series A Redeemable Convertible Preferred Stock.

Upon liquidation of the Company, holders of Series A Redeemable Convertible Preferred Stock have a liquidation preference over holders of our common stock and will be entitled to receive, prior to any distribution to holders of our common stock, an amount equal to the greater of (i) the stated value plus accrued and unpaid dividends or (ii) the amount that would have been received if the Series A Redeemable Convertible Preferred Stock had been converted into common stock immediately prior to the liquidation event at the then effective conversion price.

The Company determined that certain features of the Series A Redeemable Convertible Preferred Stock should be bifurcated and accounted for as a derivative. Each of these features are bundled together as a single, compound embedded derivative.

Total proceeds received and transaction costs incurred from the issuance of the Series A Redeemable Convertible Preferred Stock amounted to $35 million and $1.3 million, respectively. Proceeds received were allocated based on the fair value of the instrument without the Series A Warrants and of the Series A Warrants themselves at the time of issuance. The proceeds allocated to the Series A Redeemable Convertible Preferred Stock were then further allocated between the host preferred stock instrument and the embedded derivative, with the embedded derivative recorded at fair value and the Series A Redeemable Convertible Preferred Stock recorded at the residual amount. The portion of the proceeds allocated to the Series A Warrants, embedded derivative, and Series A Redeemable Convertible Preferred Stock was $4.8 million, $21.2 million, and $8.9 million, respectively. Transaction costs were also allocated between the Series A Redeemable Convertible Preferred Stock and the Series A Warrants on the same basis as the proceeds. The transaction costs allocated to the Series A Redeemable Convertible Preferred Stock were treated as a discount to the Series A Redeemable Convertible Preferred Stock. The transaction costs allocated to the Series A Warrants were expensed as incurred.

The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the year ended December 31, 2019 was $0.3 million.

In connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company executed a Registration Rights Agreement and a Governance Agreement with Starboard. Under the Registration Rights Agreement, the Company agreed to provide certain registration rights with respect to the Series A Redeemable Convertible Preferred Stock and shares of Common Stock issued upon conversion. In accordance with the Governance Agreement, the Company agreed to (i) increase the size of the Board of Directors from six to seven members, (ii) appoint a director of the Company, (iii) grant Starboard the right to recommend two additional directors for appointment to the board, (iv) form a Strategic Committee of the Board tasked with sourcing and performing due diligence on potential acquisition targets, (v) appoint certain directors to the Strategic Committee, and (vi) appoint a director to the Nominating and Corporate Governance Committee.

The following features of the Series A Redeemable Convertible Preferred Stock are required to be bifurcated from the host preferred stock and accounted for separately as an embedded derivative: (i) the right of the holders to redeem the shares (the “put option”), (ii) the right of the holders to receive common stock upon conversion of the shares (the “conversion option”), (iii) the right of the Company to redeem the shares (the “call option”), and (iv) the change in dividend rate upon consummation of an approved investment or a triggering event (the “contingent dividend rate feature”).

These features are required to be accounted for separately from the Series A Redeemable Convertible Preferred Stock because the features were determined to be not clearly and closely related to the debt-like host and also did not meet any other scope exceptions for derivative accounting. Therefore, these features are bundled together and are accounted for as a single, compound embedded derivative liability.

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the accompanying consolidated statements of operations.

17.  SERIES A WARRANTS

On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued a detachable Series A Warrants to acquire up to purchase 5,000,000 shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million. The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income (expense) in the accompanying consolidated statements of operations. As of December 31, 2019, the fair value of the Series A Warrants was $3.6 million. As of December 31, 2019, the Series A Warrants have not been exercised.

The Series A Warrants are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

18.   QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2019. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2019	2019	2019	2019	2018	2018	2018	2018
	(Unaudited, in thousands, except share and per share information)
Revenues	$688	$1,711	$5,460	$3,387	$49,203	$13,725	$6,485	$62,093
Portfolio operations:
Inventor royalties	192	776	2,623	1,353	11,002	1,181	1,241	21,744
Contingent legal fees	4	35	375	177	11,756	2,949	1,037	15,759
Patent acquisition expenses	–	–	–	–	–	–	–	4,000
Litigation and licensing expenses - patents	1,160	987	1,855	3,801	1,689	1,549	2,639	2,989
Amortization of patents	857	863	818	656	11,560	4,952	5,278	5,330
Other portfolio expenses (income)	1,581	(475)	–	650	400	2,202	–	–
Total portfolio operations	3,794	2,186	5,671	6,637	36,407	12,833	10,195	49,822
Net portfolio income (loss)	(3,106)	(475)	(211)	(3,250)	12,796	892	(3,710)	12,271
General and administrative expenses (including non-cash stock compensation expense)	4,328	4,630	3,763	3,655	2,754	5,855	6,916	3,301
Impairment of patent-related intangible assets	–	–	–	–	–	–	28,210	–
Operating income (loss)	(7,434)	(5,105)	(3,974)	(6,905)	10,042	(4,963)	(38,836)	8,970
Total other income (expense)	5,921	(2,503)	(1,774)	2,821	(21,012)	(27,595)	10,615	(40,890)
Income (loss) before provision for income taxes	(1,513)	(7,608)	(5,748)	(4,084)	(10,970)	(32,558)	(28,221)	(31,920)
Provision for income taxes	2,147	–	(9)	(314)	(397)	(306)	(285)	(191)
Net income (loss) including noncontrolling interests	634	(7,608)	(5,757)	(4,398)	(11,367)	(32,864)	(28,506)	(32,111)
Net (income) loss attributable to noncontrolling interests in subsidiaries	–	–	–	14	(2)	(331)	79	73
Net income (loss) attributable to Acacia Research Corporation	$634	$(7,608)	$(5,757)	$(4,384)	$(11,369)	$(33,195)	$(28,427)	$(32,038)

Less: Accretion of redeemable preferred stock	(307)	–	–	–	–	–	–	–
Net income (loss) attributable to common shareholders – basic:	$327	$(7,608)	$(5,757)	$(4,384)	$(11,369)	$(33,195)	$(28,427)	$(32,038)
Basic income (loss) per share	$0.01	$(0.15)	$(0.12)	$(0.09)	$(0.23)	$(0.67)	$(0.57)	$(0.63)
Weighted-average number of shares outstanding, basic	49,875,750	49,828,361	49,696,016	49,655,881	49,639,172	49,557,748	50,061,812	50,632,958
Add: Accretion of redeemable preferred stock	307	–	–	–	–	–	–	–
Less: Mark-to-market adjustment for preferred stock embedded derivative	(3,258)	–	–	–	–	–	–	–
Net loss attributable to common shareholders – diluted:	$(2,624)	$(7,608)	$(5,757)	$(4,384)	$(11,369)	$(33,195)	$(28,427)	$(32,038)
Diluted income (loss) per share	$(0.05)	$(0.15)	$(0.12)	$(0.09)	$(0.23)	$(0.67)	$(0.57)	$(0.63)
Weighted-average number of shares outstanding, diluted	54,406,835	49,828,361	49,696,016	49,655,881	49,639,172	49,557,748	50,061,812	50,632,958

Restatement

Subsequent to the issuance of the interim reports for the periods ended March, June and September 2019, the Company identified balances that were presented incorrectly relating to the presentation of cash flows. The Company re-evaluated its determination of the classification of cash flows related to trading securities and determined the classification of such cash flows within investing activities to be more appropriate.

Included below is a summary of the previously reported amounts, the impact of these adjustments and the as-adjusted amounts for the interim periods ended March, June and September 2019.

	Three months ended		Three months ended		Three months ended
	March 31, 2019		June 30, 2019		September 30, 2019
	As reported	As adjusted	As reported	As adjusted	As reported	As adjusted
Net cash provided by (used in) operating activities	(58,812)	(1,958)	(66,026)	(2,268)	(65,748)	(846)
Net cash provided by (used in) investing activities	3,288	(53,566)	625	(63,133)	3,721	(61,181)
Net cash provided by financing activities	–	–	79	79	79	79
Increase/(decrease) in cash and cash equivalent	(55,524)	(55,524)	(65,322)	(65,322)	(61,948)	(61,948)

19. SUBSEQUENT EVENTS

Stockholder approval. On February 14, 2020, the Company’s stockholders approved, for purposes of Nasdaq Rules 5635(b) and 5635(d), as applicable, (i) the voting of the Series A Convertible Preferred Stock on an as-converted basis and (ii) the issuance of the maximum number of shares of common stock issuable in connection with the potential future (A) conversion of the Series A Convertible Preferred Stock and (B) exercise of the Series A and Series B Warrants, in each case, without giving effect to the exchange cap set forth in the Series A Preferred Stock Certificate of Designations and in the Series A Warrants, issued pursuant to the Securities Purchase Agreement dated November 18, 2019 (see Note 16). The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock by 200,000,000 shares, from 100,000,000 shares to 300,000,000 shares.

Issuance of Series B Warrants to Starboard. On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of senior secured notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million.

