Form 10-Q
period 2020-03-31
ACACIA RESEARCH CORP
filed 2020-05-11
CIK 934549

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

As of May 4, 2020, 48,705,804 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

MARCH 31, 2020

INDEX

		Page

	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019	4

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2020 and 2019	5

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three Months Ended March 31, 2020 and 2019	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

Part II.	OTHER INFORMATION	41

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	41

Item 4.	Mine Safety Disclosures	41

Item 5.	Other Information	41

Item 6.	Exhibits	42

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2020, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” “predict,” other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Such statements address future events and conditions concerning, among other things, intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part II, Item1A of this Report on Form 10-Q, and in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission, or the SEC, on March 16, 2020, or our Annual Report, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$58,678	$57,359
Trading securities - debt	88,963	93,843
Trading securities - equity	10,470	17,140
Accounts receivable	621	511
Prepaid expenses and other current assets	3,653	2,912
Total current assets	162,385	171,765

Long-term restricted cash	35,000	35,000
Investment at fair value (Note 5)	1,387	1,500
Patents, net of accumulated amortization	12,550	7,814
Leased right-of-use assets	1,395	1,264
Other non-current assets	1,004	818
Total assets	$213,721	$218,161

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,136	$1,765
Accrued expenses and other current liabilities	4,376	7,265
Accrued compensation	1,127	507
Royalties and contingent legal fees payable	2,070	2,178
Total current liabilities	10,709	11,715

Series A warrant liabilities	2,610	3,568
Series A embedded derivative liabilities	21,682	17,974
Series B warrant liabilities	6,231	–
Long-term lease liabilities	1,395	1,264
Other long-term liabilities	583	593
Total liabilities	43,210	35,114

Commitments and contingencies (Note 6)

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $35,000 as of March 31, 2020 and December 31, 2019, respectively	8,720	8,089

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 49,813,443 and 50,370,987 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	50	50
Treasury stock, at cost, 3,496,726 and 2,919,828 shares as of March 31, 2020 and December 31, 2019, respectively	(40,586)	(39,272)
Additional paid-in capital	651,441	652,003
Accumulated deficit	(450,947)	(439,656)
Total Acacia Research Corporation stockholders' equity	159,958	173,125

Noncontrolling interests	1,833	1,833

Total stockholders' equity	161,791	174,958

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$213,721	$218,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2020	2019

Revenues	$3,815	$3,387

Portfolio operations:
Inventor royalties	426	1,353
Contingent legal fees	234	177
Litigation and licensing expenses - patents	1,037	3,801
Amortization of patents	1,043	656
Other portfolio expenses (income)	(234)	650
Total portfolio operations	2,506	6,637
Net portfolio income (loss)	1,309	(3,250)
General and administrative expenses(1)	4,878	3,655
Operating loss	(3,569)	(6,905)

Other income (expense):
Change in fair value of investment, net (Note 5)	4,108	6,908
Loss on sale of investment (Note 5)	(3,316)	(5,590)
Change in fair value of the Series A and B warrants and embedded derivatives	(4,382)	–
Change in fair value of trading securities	(6,117)	675
Gain (loss) on sale of trading securities	112	(43)
Interest income and other	535	871
Total other income (expense)	(9,060)	2,821

Loss before income taxes	(12,629)	(4,084)

Income tax benefit (expense)	1,338	(314)

Net loss including noncontrolling interests in subsidiaries	(11,291)	(4,398)

Net loss attributable to noncontrolling interests in subsidiaries	–	14

Net loss attributable to Acacia Research Corporation	$(11,291)	$(4,384)

Less: Dividend on Series A redeemable convertible preferred stock	(263)	–
Less: Accretion of Series A redeemable convertible preferred stock	(631)	–
Net loss attributable to common stockholders - basic and diluted	$(12,185)	$(4,384)
Basic and diluted net loss per common share	$(0.24)	$(0.09)
Weighted average number of shares outstanding - basic and diluted	49,875,396	49,655,881

_______________________________________________________________________________

(1) General and administrative expenses were comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
General and administrative expenses	$4,546	$3,663
Non-cash stock compensation expense - G&A	332	(8)
Total general and administrative expenses	$4,878	$3,655

The accompanying notes are an integral part of these condensed consolidated financial statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Three Months Ended March 31, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$(439,656)	$1,833	$174,958
Net loss attributable to Acacia Research Corporation			–	–	–	–	(11,291)	–	(11,291)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value		631	–	–	–	(631)	–	–	(631)
Dividend on Series A Redeemable Convertible Preferred Stock			–	–	–	(263)	–	–	(263)
Compensation expense for share-based awards, net of forfeitures			19,354	–	–	332	–	–	332
Repurchase of common stock			(576,898)	–	(1,314)		–	–	(1,314)
Balance at March 31, 2020	350,000	$8,720	49,813,443	$50	$(40,586)	$651,441	$(450,947)	$1,833	$161,791

	For the Three Months Ended March 31, 2019
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2018	–	$–	49,639,319	$50	$(39,272)	$651,156	$(422,541)	$1,847	$191,240
Net loss attributable to Acacia Research Corporation			–	–	–	–	(4,384)	–	(4,384)
Compensation expense for share-based awards, net of forfeitures			16,748	–	–	(8)	–	–	(8)
Net income attributable to noncontrolling interests in subsidiaries			–	–	–	–	–	(14)	(14)
Balance at March 31, 2019	–	$–	49,656,067	$50	$(39,272)	$651,148	$(426,925)	$1,833	$186,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(11,291)	$(4,398)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net (Note 5)	(4,108)	(6,908)
Loss on sale of investment (Note 5)	3,316	5,590
Depreciation and amortization	1,064	660
Change in fair value of Series A redeemable convertible preferred stock embedded derivative	3,708	–
Change in fair value of Series A warrants	(958)	–
Change in fair value of Series B warrants	1,631	–
Non-cash stock compensation	332	(8)
Change in value of trading securities	6,005	(1,077)

Changes in assets and liabilities:
Accounts receivable	(110)	8,920
Other receivables, prepaid expenses and other assets
Prepaid expenses and other assets	(784)	(541)
Accounts payable and accrued expenses	(908)	2,343
Royalties and contingent legal fees payable	(108)	(6,539)
Net cash used in operating activities	(2,211)	(1,958)

Cash flows from investing activities:
Patent acquisition costs	(5,780)	–
Sale of investment at fair value (Note 5)	905	3,294
Purchases of trading securities	(29,501)	(60,193)
Maturities and sales of trading securities	35,046	3,339
Purchases of property and equipment	(163)	(6)
Net cash provided by (used in) investing activities	507	(53,566)

Cash flows from financing activities:
Repurchase of common stock	(1,314)	–
Dividend on Series A Redeemable Convertible Preferred Stock	(263)	–
Issuance of Series B warrants	4,600	–
Net cash provided by financing activities	3,023	–

Increase (decrease) in cash and cash equivalents and restricted cash	1,319	(55,524)

Cash and cash equivalents and restricted cash, beginning	92,359	128,809

Cash and cash equivalents and restricted cash, ending	$93,678	$73,285

Supplemental schedule of noncash investing activities:
Patent acquisition costs included in accrued patent acquisition costs	$–	$3,750

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

During the three months ended March 31, 2020, Acacia obtained control of two new patent portfolios. During fiscal year 2019, Acacia obtained control of five new patent portfolios.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 16, 2020, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2020, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the equity instruments, the valuation of Series A redeemable convertible preferred stock, Series A warrants and embedded derivatives, Series B warrants, stock-based compensation expense, impairment of patent related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

Revenues were comprised of the following for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Paid-up Revenue Agreements	$3,300	$–
Recurring Revenue Agreements	515	3,387
Total Revenue	$3,815	$3,387

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

Concentration of credit risks

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

Three licensees individually accounted for 52%, 33% and 9% of revenues recognized during the three months ended March 31, 2020. Two licensees individually accounted for 70% and 21% of revenues recognized during the three months ended March 31, 2019.

For the three months ended March 31, 2020, 4% of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. For the three months ended March 31, 2019, 75% of revenues were attributable to licensees domiciled in foreign jurisdictions.

Three licensees individually represented approximately 56%, 15%, and 14% of accounts receivable at March 31, 2020. Two licensees individually represented approximately 70% and 17% of accounts receivable at December 31, 2019.

Patents

Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or obtained in connection with business combinations. Patent costs are amortized utilizing the straight-line method over their remaining economic useful lives. Refer to Note 4 for additional information regarding our patents.

Impairment of Long-lived Assets

Acacia reviews long-lived assets and intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. Refer to Note 4 for additional information.

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

Long Term Restricted Cash

Long-term restricted cash relates to the proceeds received from the issuance of Series A redeemable convertible preferred stock (the “Series A Redeemable Convertible Preferred Stock”) which are held in an escrow account. The amounts are to be released to the Company upon, among other things, (i) the consummation of a suitable investment or acquisition by the Company or (ii) the conversion of Series A Redeemable Convertible Preferred Stock into common stock.

Trading Securities- Debt

Investments in debt securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses recorded in the condensed consolidated statements of operations in other income (expense). Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in other income (expense). Accrued interest is included in the trading securities balance on the condensed consolidated balance sheets.

Trading Securities - Equity

Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the condensed consolidated statements of operations in other income (expense). Dividend income is included in other income (expense).

Trading securities for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
March 31, 2020:
Trading securities - debt	$89,322	$24	$(383)	$88,963
Trading securities - equity	16,616	96	(6,242)	10,470
	$105,938	$120	$(6,625)	$99,433

December 31, 2019:
Trading securities - debt	$93,712	$143	$(12)	$93,843
Trading securities - equity	17,674	211	(745)	17,140
	$111,386	$354	$(757)	$110,983

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

	Level 1	Level 2	Level 3
		(In thousands)
Assets as of March 31, 2020:
Trading securities - debt	$–	$88,963	$–
Trading securities - equity	10,470	–	–
Investment at fair value - warrants (Note 5)	–	1,387	–
Total recurring fair value measurements as of March 31, 2020	$10,470	$90,350	$–

Assets as of December 31, 2019:
Trading securities - debt	$–	$93,843	$–
Trading securities - equity	17,140	–	–
Investment at fair value - warrants (Note 5)	–	757	–
Investment at fair value - common stock (Note 5)	743	–	–
Total recurring fair value measurements as of December 31, 2019	$17,883	$94,600	$–

Liabilities as of March 31, 2020:
Profits interest units	$–	$591	$–
Series A warrants	–	2,610	–
Series B warrants	–	–	6,231
Embedded derivative liability	–	–	21,682
Total liabilities as of March 31, 2020	$–	$3,201	$27,913

Liabilities as of December 31, 2019:
Profits interest units	$–	$591	$–
Series A warrants	–	3,568	–
Embedded derivative liability	–	–	17,974
Total liabilities as of December 31, 2019	$–	$4,159	$17,974

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Preferred Stock Embedded Derivative Liability	Series B Warrants Liability
	(In thousands)

Opening balance as of December 31, 2019	$17,974	$–
Issuance of Series B warrants	–	4,600
Remeasurement to fair value	3,708	1,631
Balance as of March 31, 2020	$21,682	$6,231

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

Investments in preferred stock with substantive liquidation preferences are accounted for at cost (subject to impairment considerations, as described below, if any), as adjusted for the impact of changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity's common stock. An investment in preferred stock with substantive liquidation preferences over common stock, is not substantially similar to common stock, and therefore is not considered in-substance common stock. A liquidation preference is substantive if the investment has a stated liquidation preference that is significant, from a fair value perspective, in relation to the purchase price of the investment. A liquidation preference in an investee that has sufficient subordinated equity from a fair value perspective is substantive because, in the event of liquidation, the investor will not participate in substantially all of the investee's losses, if any.

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

Restricted stock units granted in September 2019 with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation cost is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique included: estimated risk-free interest rate of 1.38 percent; term of 3.00 years; expected volatility of 38 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments.

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

Series A Warrants

The fair value of the Series A warrants (the “Series A Warrants”) is estimated using a Black-Scholes option-pricing model. The fair value of the Series A Warrants as of March 31, 2020 was estimated based on the following assumptions: volatility of 35 percent, risk-free rate of 0.58 percent, term of 7.54 years and a dividend yield of 0 percent. Refer to Notes 10 and 11 for additional information.

Series B Warrants

The fair value of the Series B warrants (the “Series B Warrants”) is estimated using Monte Carlo valuation technique. The fair value of the Series B Warrants as of March 31, 2020 was estimated based on event probabilities of future exercise scenarios and the following weighted-average assumptions: volatility of 45 percent, risk-free rate of 0.58 percent, term of 2.40 years, dividend yield of 0 percent, and a discount for lack of marketability of 10 percent. Refer to Notes 10 and 12 for additional information.

Embedded derivatives

Embedded derivatives that are required to be bifurcated from their host contract are valued separately from host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock. Refer to Note 10 for additional information. The binomial model utilizes the Tsiveriotis and Fernandes implementation in which a convertible instrument is split into two separate components: a cash-only component which is subject to the selected risk-adjusted discount rate and an equity component which is subject only to the risk-free rate. The model considers the (i) implied volatility of the value of our common stock, (ii) appropriate risk-free interest rate, (iii) credit spread, (iv) dividend yield, (v) dividend accrual (and a step-up in rates), and (vi) event probabilities of the various conversion and redemption scenarios.

The implied volatility of the Company’s common stock is estimated based on a haircut applied to the historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027 (the maturity date). The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at March 31, 2020 are as follows: volatility of 35 percent, risk-free rate of 0.58 percent, a credit spread of 35 percent and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

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

The Company’s effective tax rates were 11% and (8%) for the three months ended March 31, 2020 and 2019, respectively. Tax benefit (expense) for the periods presented primarily reflects the impact of state taxes and foreign taxes withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded full valuation allowance against our net deferred tax assets as of March 31, 2020 and 2019. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

3. LOSS PER SHARE

The following table presents the shares of common stock outstanding used in the calculation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands, except share and per share information)

Numerator:
Net loss attributable to Acacia Research Corporation	(11,291)	(4,384)
Dividend on Series A redeemable convertible preferred stock	(263)	–
Accretion of Series A redeemable convertible preferred stock	(631)	–
Net loss attributable to common stockholders - basic and diluted	(12,185)	(4,384)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	49,875,396	49,655,881
Basic and diluted net loss per common share	$(0.24)	$(0.09)

As the Company reported a net loss for the three months ended March 31, 2020 and 2019, all potentially dilutive shares of common stock have been excluded from the calculation of diluted net loss per share of common stock because including such instruments would be anti-dilutive.

4. PATENTS

Acacia’s only identifiable intangible assets at March 31, 2020 and December 31, 2019 are patents and patent rights. Patent-related accumulated amortization totaled $323,817,000 and $322,774,000 as of March 31, 2020 and December 31, 2019, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from three to fifty-nine months. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of March 31, 2020:

For the years ending December 31,
(In thousands)
Remainder of 2020	$2,571
2021	2,851
2022	2,851
2023	2,776
2024	1,405
Thereafter	96
$12,550

5. INVESTMENTS

Investment at Fair Value

During 2016 and 2017, Acacia made certain investments in Veritone, Inc. (“Veritone”). As a result of these transactions, Acacia received an aggregate total of 4,119,521 shares of Veritone common stock and warrants to purchase a total of 1,120,432 shares of Veritone common stock at an exercise price of $13.61 per share expiring between 2020 and 2027. During the year ended December 31, 2018, Acacia sold 2,700,000 shares Veritone common stock and recorded a realized loss of $19.1 million. During the year ended December 31, 2019, Acacia sold 1,121,071 shares Veritone common stock and recorded a realized loss of $9.2 million. During the three months ended March 31, 2020, Acacia sold all remaining 298,450 shares Veritone common stock and recorded a realized loss of $3.3 million.

At March 31, 2020, the fair value of the 1,120,432 common stock purchase warrants held by Acacia totaled $1,387,000.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the three months ended March 31, 2020 and 2019, the accompanying consolidated statements of operations reflected the following:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Change in fair value of investment, warrants	$630	$(697)
Change in fair value of investment, common stock	3,478	7,605
Loss on sale of investment, common stock	(3,316)	(5,590)
Net realized and unrealized gain (loss) on investment at fair value	$792	$1,318

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

The Company subleased a facility under another operating lease agreement (the “Old Lease”) that we ceased using in December 2018, and the sublease went through the remaining term of the Old Lease, which ended on January 31, 2020.

On January 7, 2020, we entered into a building lease agreement (the “New York Office Lease”) with Sage Realty Corporation (the “New York Office Landlord”). Pursuant to the New York Office Lease, we have leased approximately 4,000 square feet of office space in New York, New York. The New York Office Lease commenced on February 1, 2020. The term of the New Lease is 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.

Operating lease costs, net of sublease income, were $121,000 and $153,000 for the three months ended March 31, 2020 and 2019, respectively.

The table below presents aggregate future minimum payments due under the New Lease and the New York Office Lease discussed above, reconciled to lease liabilities included in the consolidated balance sheet as of March 31, 2020:

Operating Leases
(In thousands)
2020	$429
2021	589
2022	370
2023	364
2024	218
Total minimum payments	$1,970
Less: short-term lease liabilities	(575)
Long-term lease liabilities	$1,395

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

During the three ended March 31, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $234,000, net of prior accruals. During the three ended March 31, 2019, operating expenses included expenses for settlement and contingency accruals totaling $650,000.

7. STOCKHOLDERS’ EQUITY

Repurchases of Common Stock

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

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration Date

March 20, 2020 - March 31, 2020	576,898	$2.28	$8,686,000	July 31, 2020
Totals for 2020	576,898	$2.28

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

Tax Benefits Preservation Plan

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Recently Adopted

None.

Recent Accounting Pronouncements - Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Management is currently evaluating the impact that the amendments in this update will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13,Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update will be effective for the Company in fiscal year 2023, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update will have on the Company’s consolidated financial statements.

9. FAIR VALUE DISCLOSURES

Acacia holds the following types of financial instruments at March 31, 2020 and December 31, 2019.

Trading securities - debt. Debt securities include corporate bonds with fair value that is determined by third party quotations from outside pricing services and/or computerized pricing models, which may be based on transactions, bids or estimates. Acacia classifies the fair value of corporate bonds within Level 2 of the valuation hierarchy.

Trading securities - equity. Equity securities include investments in public companies common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy.

Investments at fair value - common stock. Acacia’s equity investment in Veritone common stock is recorded at fair value based on the quoted market price of Veritone’s common stock on the applicable valuation date (Level 1).

Investments at fair value - warrants. Warrants are recorded at fair value, as based on the Black-Scholes option-pricing model (Level 2).

Profits interests. At March 31, 2020 and December 31, 2019, the fair value of the Units was estimated at 40% of the fair value of the 10% Warrant, based on the Black-Scholes option-pricing model (Level 2).

Series A Warrants. Series A Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 2).

Series B Warrants. Series B Warrants are recorded at fair value, using Monte Carlo valuation technique (Level 3).

Embedded derivative liability. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock issued by the Company in 2019 (Level 3).

10. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (“Starboard”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock to Starboard. The Securities Purchase Agreement also established the terms of certain senior secured notes and Series B Warrants that may be issued to Starboard on a subsequent date. Refer to Notes 11 and 12 for additional information regarding the issuance of the Series A and Series B Warrants.

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

The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of an approved investment (an investment to be identified and approved by each of the Company and Starboard), the dividend rate will increase to 8.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. The Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. There are no accrued and unpaid dividends as of March 31, 2020.

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

Total proceeds received and transaction costs incurred from the issuance of the Series A Redeemable Convertible Preferred Stock amounted to $35 million and $1.2 million, respectively. Proceeds received were allocated based on the fair value of the instrument without the Series A Warrants and of the Series A Warrants themselves at the time of issuance. The proceeds allocated to the Series A Redeemable Convertible Preferred Stock were then further allocated between the host preferred stock instrument and the embedded derivative, with the embedded derivative recorded at fair value and the Series A Redeemable Convertible Preferred Stock recorded at the residual amount. The portion of the proceeds allocated to the Series A Warrants, embedded derivative, and Series A Redeemable Convertible Preferred Stock was $4.8 million, $21.2 million, and $8.9 million, respectively. Transaction costs were also allocated between the Series A Redeemable Convertible Preferred Stock and the Series A Warrants on the same basis as the proceeds. The transaction costs allocated to the Series A Redeemable Convertible Preferred Stock were treated as a discount to the Series A Redeemable Convertible Preferred Stock. The transaction costs allocated to the Series A Warrants were expensed as incurred.

The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the quarter ended March 31, 2020 was $0.6 million.

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the accompanying consolidated statements of operations. As of March 31, 2020, the fair value of the Series A embedded derivative was $21.7 million.

11. SERIES A WARRANTS

On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued a detachable Series A Warrants to acquire up to 5,000,000 shares of common stock at a price of $3.65 per share (subject to certain antidilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. As of March 31, 2020, the Series A Warrants have not been exercised.

The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income (expense) in the accompanying consolidated statements of operations. As of December 31, 2019, the fair value of the Series A Warrants was $3.6 million. As of March 31, 2020, the fair value of the Series A Warrants was $2.6 million.

The Series A Warrants are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

12. SERIES B WARRANTS

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price (subject to certain price-based anti-dilution adjustments) of either (i) $5.25 per share, if exercising by cash payment, within 30 months from the issuance date (i.e., August 25, 2022); or (ii) $3.65 per share, if exercising by cancellation of a portion of senior secured notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. The Series B Warrants expire on November 15, 2027. As of March 31, 2020, the Series B Warrants have not been exercised.

The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income (expense) in the accompanying consolidated statements of operations. As of March 31, 2020, the fair value of the Series B Warrants was $6.2 million.

The Series B Warrants are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

13. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item1 of this Quarterly Report on Form10-Q for the three months ended March 31, 2020, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item1A of this Report.

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

We have a proven track record of licensing and enforcement success with nearly 1,580 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $782 million to our patent partners.

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

-	Litigation and Licensing Expense

We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

•	Increases in patent-related legal expenses associated with patent infringement litigation, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, re-exam and inter partes review costs, case-related audio/video presentations and other litigation support and administrative costs, could increase our operating costs and decrease our profit generating opportunities;

•	Our patented technologies and enforcement actions are complex and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents. Moreover, such appeals may not be successful;

•	New legislation, regulations or rules related to enforcement actions, including any fee or cost shifting provisions, could significantly increase our operating costs and decrease our profit generating opportunities. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions;

•	Courts may rule that our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards by pursuing such enforcement actions, which may expose us and our operating subsidiaries to material liabilities, which could harm our operating results and our financial position;

•	The complexity of negotiations and potential magnitude of exposure for potential infringers associated with higher quality patent portfolios may lead to increased intervals of time between the filing of litigation and potential revenue events (i.e., markman dates, trial dates), which may lead to increased legal expenses, consistent with the higher revenue potential of such portfolios; and

•	Fluctuations in overall patent portfolio related enforcement activities which are impacted by the portfolio intake challenges discussed above could harm our operating results and our financial position.

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

Patent Portfolio Intake

One of the significant challenges in our industry continues to be quality patent intake due to the challenges and complexity associated with the current patent environment.

During the three months ended March 31, 2020, we acquired two new patent portfolios consisting of (i) flash memory technology, and (ii) voice activation and control technology. The patents and patent rights acquired during the three months ended March 31, 2020 have estimated economic useful lives of approximately five years. In fiscal year 2019 we acquired five patent portfolios.

Starboard Securities

In 2019, as part of its strategy to grow, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard, or the Securities Purchase Agreement, pursuant to which Starboard purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35,000,000, and warrants to purchase up to 5,000,000 shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes and additional warrants, or the Series B Warrants, which may be issued to Starboard in the future. Refer to Notes 2, 10, 11 and 12 to the consolidated financial statements elsewhere herein for more information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with Starboard’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board of Directors. The investment by Starboard is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”

On February 14, 2020, the Company’s stockholders approved, for purposes of Nasdaq Rules 5635(b) and 5635(d), as applicable, (i) the voting of the Series A Convertible Preferred Stock on an as-converted basis and (ii) the issuance of the maximum number of shares of common stock issuable in connection with the potential future (A) conversion of the Series A Convertible Preferred Stock and (B) exercise of the Series A and Series B Warrants, in each case, without giving effect to the exchange cap set forth in the Series A Preferred Stock Certificate of Designations and in the Series A Warrants, issued pursuant to the Securities Purchase Agreement dated November 18, 2019. Refer to Notes 10 and 11 to the consolidated financial statements elsewhere herein for additional information. The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock by 200,000,000 shares, from 100,000,000 shares to 300,000,000 shares.

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of senior secured notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. Refer to Note 12 for additional information.

Operating Activities

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

Revenues for the three months ended March 31, 2020 and 2019 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Speech codecs used in wireless and wireline systems technology(1)(2)
•	MIPI DSI technology(1)	•	Super Resolutions Microscopy technology(1)(2)
•	Semiconductor and Memory-Related technology(1)	•	Video Conferencing technology(1)

__________________________

(1) Licensing and enforcement program generating revenue during the three months ended March 31, 2020.

(2) Licensing and enforcement program generating revenue during the three months ended March 31, 2019.

Summary of Consolidated Results of Operations - Overview

For the Three Months Ended March 31, 2020 and 2019

	Three Months Ended
	March 31,
	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Revenues	$3,815	$3,387	$428	13%
Operating costs and expenses	7,384	10,292	(2,908)	(28%	)
Operating loss	(3,569)	(6,905)	3,336	(48%	)
Other expense, net	(9,060)	2,821	(11,881)	(421%	)
Loss before provision for income taxes	(12,629)	(4,084)	(8,545)	209%
Provision for income taxes	1,338	(314)	1,652	(526%	)
Net loss attributable to Acacia Research Corporation	(11,291)	(4,384)	(6,907)	158%

Results of Operations - Three months ended March 31, 2020 compared with the three months ended March 31, 2019

Revenues increased $0.4 million to $3.8 million for the three months ended March 31, 2020, as compared to $3.4 million in the comparable prior year quarter, primarily due to an increase in revenues from the new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before provision for income taxes was $12.6 million for the three months ended March 31, 2020, as compared to $4.1 million for the three months ended March 31, 2019. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

• Paid-up revenue increased $3.3 million due to newly executed licensing agreements during the quarter, offset by a decrease of $2.9 million in recurring revenue due to a decrease in the number of revenue contracts that provides for quarterly sales-based license fees. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

• Inventor royalties and contingent legal fees, on a combined basis, decreased $0.8 million, from $1.5 million to $0.7 million, primarily due to a decrease in revenues as describe above.

• Litigation and licensing expenses-patents decreased $2.8 million, from $3.8 million to $1.0 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

• Amortization expense increased $0.3 million, from $0.7 million to $1.0 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2019 and 2020.

• Other portfolio expenses decreased $0.9 million, from $0.7 million to a credit of $0.2 million, primarily due to reversal of expenses for settlement and contingency accruals recorded in the third quarter of 2018.

• General and administrative expenses, excluding non-cash stock compensation, increased $0.8 million, from $3.7 million to $4.5 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses.

• Net non-cash stock compensation expense increased $340,000, from a credit of $8,000 to a charge of $332,000, primarily due to stock grants issued to employees and Board of Directors in the quarters ended June 30, 2019 and September 30, 2019.

• Unrealized gain decreased from $6.9 million to $4.1 million, and realized loss decreased from $5.6 million to $3.3 million for the three months ended March 31, 2019 and 2020, respectively, on our equity investment in Veritone, Inc., or Veritone. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

• Unrealized gain or loss from trading securities decreased from an unrealized gain of $0.7 million for the three months ended March 31, 2019 to an unrealized loss of $6.1 million for the three months ended March 31, 2020, primarily due to the fluctuation in market value of our trading securities. Realized gain or loss from sale of our trading securities increased from a loss of $43,000 for the three months ended March 31, 2019 to a gain of $112,000 for the three months ended March 31, 2020. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

• Interest income and other decreased $336,000, from a net income of $871,000 for the three months ended March 31, 2019 to $535,000 for the three months ended March 31, 2020, mainly due to a decrease in interest income from our investment in trading securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

• We incurred an unrealized net loss of $4.4 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the three months ended March 31, 2020. Refer to Notes 10, 11 and 12 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

Revenues and Pretax Net Loss

Revenue for the periods presented included the following:

	Three Months Ended
	March 31,		Change
	2020	2019	$ Change	% Change

Revenues (in thousands, except percentage change values)	$3,815	$3,387	$428	13%
New agreements executed	4	–	4	–
Licensing and enforcement programs generating revenues	6	3	3	100%
New patent portfolios	2	2	–	–

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

	Three Months Ended
	March 31,		Change
	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Loss before provision for income taxes	$(12,629)	$(4,084)	$(8,545)	209%

Cost of Revenues

Inventor Royalties, Contingent Legal Fees Expense and Other

Inventor royalties and contingent legal fee expenses fluctuate from period to period based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios, with varying economic terms and obligations, generating revenues each period.

	Three Months Ended
	March 31,		Change
	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Inventor royalties	$426	$1,353	$(927)	(69%	)
Contingent legal fees	234	177	57	32%

Litigation and Licensing Expenses - Patents

For the three months ended March 31, 2020, litigation and licensing expenses-patents decreased $2.8 million, or 73%, due to a net decrease in litigation support and third-party technical consulting expenses, as compared to the same periods in the prior year.

Amortization of Patents

For the three months ended March 31, 2020, amortization expense increased $0.4 million, or 59%, as compared to the three months ended March 31, 2019. These increases were due to new patents we acquired in 2019 and 2020.

	Three Months Ended
	March 31,		Change
	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$1,037	$3,801	$(2,764)	(73%	)
Amortization of patents	1,043	656	387	59%

Operating Expenses

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
	(In thousands, except percentage change values)
General and administrative expenses	$4,546	$3,663	$883	24%
Non-cash stock compensation expense - G&A	332	(8)	340	(4,250%	)
Total general and administrative expenses	$4,878	$3,655	$1,223	33%

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

Three Months Ended
March 31,
2020 vs. 2019
(In thousands)

Personnel costs and board fees	$(82)
Corporate, general and administrative costs	605
Non-cash stock compensation expense	340
Non-recurring employee severance costs	(65)
Total change in general and administrative expenses	$1,223

The increases in corporate, general and administrative costs were primarily due to higher legal and business development related expenses. The increases in non-cash stock compensation expense were primarily due to stock grants issued to employees and Board of Directors in the quarters ended June 30, 2019 and September 30, 2019.

Other Operating Income (Expense)

Change in Fair Value of Investment, net

Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value, primarily based on changes in Veritone's stock price, reflected in the statements of operations each period. Results for the three months ended March 31, 2020 included an unrealized gain totaling $4.1 million on our investment in Veritone. Results for the three months ended March 31, 2019 included an unrealized gain totaling $6.9 million on our investment in Veritone. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

Income Taxes

	Three Months Ended
	March 31,
	2020	2019

Income taxes (in thousands)	$1,338	$(314)
Effective tax rate	11%	(8%	)

Tax expense for the periods presented primarily reflects the impact of state taxes and foreign taxes withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of this report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Part II, Item 1A, “Risk Factors”. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents, trading securities, and restricted cash totaled $193.1 million at March 31, 2020, compared to $203.3 million at December 31, 2019.

The net change in cash, cash equivalents and restricted cash for the periods presented was comprised of the following:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Net cash provided by (used in):
Operating activities	$(2,211)	$(1,958)
Investing activities	507	(53,566)
Financing activities	3,023	–
Increase (decrease) in cash and cash equivalents and restricted cash	$1,319	$(55,524)

Cash Flows from Operating Activities

Cash receipts from licensees for the three months ended March 31, 2020 decreased $8.9 million to $3.7 million, as compared to $12.6 million in the comparable 2019 period, mainly due to the timing on cash collected from accounts receivables in prior year.

Cash outflows from operations for the three months ended March 31, 2020 increased to $2.2 million, as compared to $2.0 million in the comparable 2019 period, primarily due to the decreases in cash receipts from licensees for the same periods, offset by higher royalty and contingent legal fees paid in the same period last year. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities

Cash flows from investing activities and related changes were comprised of the following for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Patent acquisition costs	$(5,780)	$–
Sale of investment at fair value(1)	905	3,294
Net sale (purchase) of trading securities	5,545	(56,854)
Purchases of property and equipment	(163)	(6)
Net cash provided by (used in) investing activities	$507	$(53,566)

 _______________________________________________

(1) Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information

Cash Flows from Financing Activities

Cash flows from financing activities and related changes were comprised of the following for the periods presented:

	Three Months Ended
	March 31,
	2020	2019
	(In thousands)

Repurchase of common stock	$(1,314)	$–
Dividend on Series A Redeemable Convertible Preferred Stock	(263)	–
Issuance of Series B warrants	4,600	–
Net cash provided by financing activities	$3,023	$–

Stock Repurchase Program

On August 5, 2019, our Board of Directors approved a stock repurchase program, which authorized the purchase of up to $10.0 million of the Company's common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020. In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s Board of Directors consider such factors as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program. During the three months ended March 31, 2020, we repurchased 576,898 shares at an average price of $2.28 for $1,314,000. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Refer to Note 7 to our notes to consolidated financial statements elsewhere herein for additional information regarding our stock repurchases in 2020.

Starboard Investment

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

Refer to Notes 2, 10, 11 and 12 to our notes to consolidated financial statements and elsewhere herein for more information related to the Starboard Securities.

Working Capital

Working capital at March 31, 2020 decreased to $151.7 million, as compared to $160.1 million at December 31, 2019. Consolidated accounts receivable from licensees increased to $0.6 million at March 31, 2020, compared to $0.5 million at December 31, 2019. Accounts payable and accrued expenses decreased to $8.6 million at March 31, 2020, from $9.5 million at December 31, 2019. Consolidated royalties and contingent legal fees payable decreased to $2.1 million at March 31, 2020, from $2.2 million at December 31, 2019.

The royalties and contingent legal fees payable are generally scheduled to be paid in the subsequent quarter upon our receipt of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Critical Accounting Estimates

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these condensed consolidated statements requires management to make assumptions, judgments and estimates that can have a significant impact on amounts reported in these condensed consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

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

At March 31, 2020 and December 31, 2019, our debt trading securities were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in “Trading securities – debt” in the accompanying consolidated balance sheets).

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

As of March 31, 2020 and December 31, 2019, the carrying value of our common stock and warrants in public and private companies was $11.9 million and $18.6 million, respectively.

We record our common stock and warrant investments in publicly traded companies at fair value, which are subject to market price volatility. As of March 31, 2020, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $171,000 in the fair value of our equity warrant investments in Veritone and a decrease of approximately $1.0 million in our other equity investments. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.

Item 4. Controls and Procedures

(i). Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Corporate Controller, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Corporate Controller concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Corporate Controller, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2020) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as our condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described below, and in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

Risks related to COVID-19

Public health threats such as COVID-19 could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our operations, as well as the operations of our licensees and other business partners. With regard to COVID-19, we do not expect the current situation to present direct risks to our business. Our cash is held in major financial institutions in government instruments and high quality short-term bonds.  Our business is fully able to operate in a socially-distanced and/or remote capacity and in accordance with applicable laws, policies, and best practices. Our workforce is provided ample paid sick leave, and we have in place robust disaster recovery and business continuity policies that have been revised to account for a long-term remote work contingency such as this. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a materially adverse effect on our business, financial condition, operating results, and/or prospects.

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

ACACIA RESEARCH CORPORATION

Date: May 11, 2020	/s/ Clifford Press
By: Clifford Press
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

Date: May 11, 2020	/s/ Li Yu
By: Li Yu
Corporate Controller
(Principal Financial Officer)

