Form 10-Q
period 2020-06-30
ACACIA RESEARCH CORP
filed 2020-08-10
CIK 934549

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 3, 2020, 49,279,453 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2020

INDEX

		Page

	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	4

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2020 and 2019	5

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Six months Ended June 30, 2020 and 2019	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six months Ended June 30, 2020 and 2019	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

Part II.	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2020, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” “predict,” other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Such statements address future events and conditions concerning, among other things, intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$164,280	$57,359
Trading securities - debt	–	93,843
Trading securities - equity	19,697	17,140
Equity securities derivative	7,369	–
Equity securities forward contract	75,534	–
Prepaid investment	93,956	–
Accounts receivable	1,393	511
Prepaid expenses and other current assets	1,894	2,912
Total current assets	364,123	171,765

Long-term restricted cash	–	35,000
Investment at fair value (Note 5)	4,063	1,500
Patents, net of accumulated amortization	19,245	7,814
Leased right-of-use assets	1,249	1,264
Other non-current assets	5,466	818
Total assets	$394,146	$218,161

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,235	$1,765
Accrued expenses and other current liabilities	2,716	7,265
Accrued compensation	1,998	507
Royalties and contingent legal fees payable	2,143	2,178
Senior Secured Notes Payable - short term	113,401	–
Total current liabilities	123,493	11,715

Series A warrant liabilities	6,952	3,568
Series A embedded derivative liabilities	29,513	17,974
Series B warrant liabilities	58,290	–
Long-term lease liabilities	1,249	1,264
Other long-term liabilities	593	593
Total liabilities	220,090	35,114

Commitments and contingencies (Note 6)

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $35,000 as of June 30, 2020 and December 31, 2019, respectively	9,400	8,089

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 49,306,137 and 50,370,987 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	49	50
Treasury stock, at cost, 4,604,365 and 2,919,828 shares as of June 30, 2020 and December 31, 2019, respectively	(43,270)	(39,272)
Additional paid-in capital	650,843	652,003
Accumulated deficit	(444,799)	(439,656)
Total Acacia Research Corporation stockholders' equity	162,823	173,125

Noncontrolling interests	1,833	1,833

Total stockholders' equity	164,656	174,958

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$394,146	$218,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$2,118	$5,460	$5,933	$8,847

Portfolio operations:
Inventor royalties	645	2,623	1,071	3,976
Contingent legal fees	12	375	246	552
Litigation and licensing expenses - patents	1,459	1,855	2,496	5,656
Amortization of patents	1,305	818	2,348	1,474
Other portfolio expenses (income)	(74)	–	(308)	650
Total portfolio operations	3,347	5,671	5,853	12,308
Net portfolio income (loss)	(1,229)	(211)	80	(3,461)
General and administrative expenses(1)	5,519	3,763	10,397	7,418
Operating loss	(6,748)	(3,974)	(10,317)	(10,879)

Other income (expense):
Change in fair value of investment, net (Note 5)	2,677	6,980	6,785	13,888
Gain (loss) on sale of investment (Note 5)	554	(1,642)	(2,762)	(7,232)
Impairment of other investment	–	(8,195)	–	(8,195)
Change in fair value of the Series A and B warrants and embedded derivatives	(62,902)	–	(67,284)	–
Change in fair value of equity securities derivative and forward contract	81,553	–	81,553	–
Change in fair value of trading securities	3,525	(61)	(2,592)	614
Gain (loss) on sale of trading securities	(7,121)	31	(7,009)	(12)
Loss on foreign currency exchange	(4,890)	–	(4,890)	–
Interest expense on Senior Secured Notes	(768)	–	(768)	–
Interest income and other	266	1,113	801	1,984
Total other income (expense)	12,894	(1,774)	3,834	1,047

Income (loss) before income taxes	6,146	(5,748)	(6,483)	(9,832)

Income tax benefit (expense)	2	(9)	1,340	(323)

Net income (loss) including noncontrolling interests in subsidiaries	6,148	(5,757)	(5,143)	(10,155)

Net loss attributable to noncontrolling interests in subsidiaries	–	–	–	14

Net income (loss) attributable to Acacia Research Corporation	$6,148	$(5,757)	$(5,143)	$(10,141)

Net income (loss) attributable to common stockholders - basic and diluted	$4,201	$(5,757)	$(7,105)	$(10,141)

Basic net income (loss) per common share	$0.09	$(0.12)	$(0.14)	$(0.20)
Weighted average number of shares outstanding - basic	48,457,620	49,696,016	49,166,508	49,676,059

Diluted net income (loss) per common share	$0.09	$(0.12)	$(0.14)	$(0.20)
Weighted average number of shares outstanding - diluted	49,033,824	49,696,016	49,166,508	49,676,059

 _____________________________________________________________

(1) General and administrative expenses were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
General and administrative expenses	$5,096	$3,302	$9,642	$6,965
Non-cash stock compensation expense - G&A	423	461	755	453
Total general and administrative expenses	$5,519	$3,763	$10,397	$7,418

The accompanying notes are an integral part of these condensed consolidated financial statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Three Months Ended June 30, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at March 31, 2020	350,000	$8,720	49,813,443	$50	$(40,586)	$651,441	$(450,947)	$1,833	$161,791
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	–	6,148	–	6,148
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	680	–	–	–	(680)	–	–	(680)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(389)	–	–	(389)
Stock options exercised	–	–	–	–	–	48	–	–	48
Compensation expense for share-based awards, net of forfeitures	–	–	600,333	–	–	423	–	–	423
Repurchase of common stock	–	–	(1,107,639)	(1)	(2,684)	–	–	–	(2,685)
Balance at June 30, 2020	350,000	$9,400	49,306,137	$49	$(43,270)	$650,843	$(444,799)	$1,833	$164,656

	For the Three Months Ended June 30, 2019
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at March 31, 2019	–	$–	49,656,067	$50	$(39,272)	$651,148	$(426,925)	$1,833	$186,834
Net loss attributable to Acacia Research Corporation			–	–	–	–	(5,757)	–	(5,757)
Stock options exercised			25,136	–	–	79	–	–	79
Compensation expense for share-based awards, net of forfeitures			451,668	–	–	461	–	–	461
Balance at June 30, 2019	–	$–	50,132,871	$50	$(39,272)	$651,688	$(432,682)	$1,833	$181,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Six Months Ended June 30, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$(439,656)	$1,833	$174,958
Net loss attributable to Acacia Research Corporation			–	–	–	–	(5,143)	–	(5,143)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value		1,311	–	–	–	(1,311)	–	–	(1,311)
Dividend on Series A Redeemable Convertible Preferred Stock			–	–	–	(652)	–	–	(652)
Stock options exercised			–	–	–	48	–	–	48
Compensation expense for share-based awards, net of forfeitures			619,687	–	–	755	–	–	755
Repurchase of common stock			(1,684,537)	(1)	(3,998)	–	–	–	(3,999)
Balance at June 30, 2020	350,000	$9,400	49,306,137	$49	$(43,270)	$650,843	$(444,799)	$1,833	$164,656

	For the Six Months Ended June 30, 2019
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2018	–	$–	49,639,319	$50	$(39,272)	$651,156	$(422,541)	$1,847	$191,240
Net loss attributable to Acacia Research Corporation			–	–	–	–	(10,141)	–	(10,141)
Stock options exercised			25,136	–	–	79	–	–	79
Compensation expense for share-based awards, net of forfeitures			468,416	–	–	453	–	–	453
Net income attributable to noncontrolling interests in subsidiaries			–	–	–	–	–	(14)	(14)
Balance at June 30, 2019	–	$–	50,132,871	$50	$(39,272)	$651,688	$(432,682)	$1,833	$181,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(5,143)	$(10,155)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net (Note 5)	(6,785)	(13,888)
Loss on sale of investment (Note 5)	2,762	7,232
Impairment of other investment	–	8,195
Depreciation and amortization	2,404	1,482
Amortization of debt discount and issuance costs	270	–
Loss on foreign currency exchange	4,890	–
Change in fair value of Series A redeemable convertible preferred stock embedded derivative	11,539	–
Change in fair value of Series A warrants	3,384	–
Change in fair value of Series B warrants	52,361	–
Non-cash stock compensation	755	453
Change in fair value of trading securities	2,592	(1,004)
Loss on sale of trading securities	7,009	–
Change in fair value of equity securities derivative and forward contract	(81,553)	–

Changes in assets and liabilities:
Accounts receivable	(882)	17,576
Prepaid expenses and other assets	877	(1,595)
Accounts payable and accrued expenses	(1,588)	1,606
Royalties and contingent legal fees payable	(35)	(12,170)
Net cash used in operating activities	(7,143)	(2,268)

Cash flows from investing activities:
Patent acquisition costs	(13,780)	(4,420)
Sale of investment at fair value (Note 5)	1,460	5,045
Purchases of trading securities	(31,317)	(75,154)
Maturities and sales of trading securities	299,227	11,396
Purchases of prepaid investment	(282,327)	–
Equity securities derivative and forward contract acquisition cost	(3,989)	–
Purchases of property and equipment	(148)	–
Net cash used in investing activities	(30,874)	(63,133)

Cash flows from financing activities:
Repurchase of common stock	(3,998)	–
Issuance of Senior Secured Notes, net of lender fee	110,437	–
Senior Secured Notes issuance costs paid to other parties	(496)	–
Dividend on Series A Redeemable Convertible Preferred Stock	(653)	–
Issuance of Series B warrants	4,600	–
Proceeds from exercise of stock options	48	79
Net cash provided by financing activities	109,938	79

Increase (decrease) in cash and cash equivalents and restricted cash	71,921	(65,322)

Cash and cash equivalents and restricted cash, beginning	92,359	128,809

Cash and cash equivalents and restricted cash, ending	$164,280	$63,487

Supplemental schedule of noncash investing activities:
Acquisition of prepaid investment securities	$183,587	$–

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

During the six months ended June 30, 2020, Acacia obtained control of four new patent portfolios. During fiscal year 2019, Acacia obtained control of five new patent portfolios.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 16, 2020, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2020, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the equity instruments, the valuation of Series A redeemable convertible preferred stock (the “Series A Redeemable Convertible Preferred Stock”) embedded derivatives, Series A warrants (the “Series A Warrants”), Series B warrants (the “Series B Warrants”), equity securities derivative and forward contract, stock-based compensation expense, impairment of patent related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

Revenues were composed of the following for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Paid-up Revenue Agreements	$1,792	$4,864	$5,092	$4,864
Recurring Revenue Agreements	326	596	841	3,983
Total Revenue	$2,118	$5,460	$5,933	$8,847

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

Three licensees accounted for 46%, 38% and 12% of revenues recognized during the three months ended June 30, 2020, and four licensees accounted for 35%, 34%, 17% and 10% of revenues recognized during the six months ended June 30, 2020. One licensee individually accounted for 89% of revenues recognized during the three months ended June 30, 2019, and two licensees accounted for 55% and 27% of revenues recognized during the six months ended June 30, 2019.

The Company does not have any material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement, for the three and six months ended June 30, 2020, 49% and 21%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and six months ended June 30, 2019, 3% and 32%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. Three licensees individually represented approximately 70%, 22%, and 5% of accounts receivable at June 30, 2020. Two licensees individually represented approximately 70% and 17% of accounts receivable at December 31, 2019.

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

Long Term Restricted Cash

Long-term restricted cash relates to the proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock which are held in an escrow account. The amounts are to be released to the Company upon, among other things, (i) the consummation of a suitable investment or acquisition by the Company or (ii) the conversion of Series A Redeemable Convertible Preferred Stock into common stock.

Prepaid Investment

Prepaid investment relates to the cash transferred to an escrow account in connection with a Transaction Agreement with LF Equity Income Fund (“Seller”), pursuant to which the Company will purchase from Seller certain equity securities. Refer to Note 14 for additional information on the Transaction Agreement. The amounts are to be released to the Seller upon transfer of the specified equity securities at set prices at various future dates following various terms and conditions per the Transaction Agreement.

Equity Securities Derivative and Forward Contract

The equity security forward contract includes both private and public equity securities not yet transferred, as of June 30, 2020, under the Company’s Transaction Agreement with Seller. Refer to Note 14 for additional information on the agreement. The public company equity security forward contracts are accounted for as derivatives and are carried at fair market value with changes in fair market value recorded in the condensed consolidated statements of operations in other income (expense). The private company equity security forward contracts do not meet the definition of a derivative as the underlying equity securities are not readily convertible to cash. Therefore, as the forward contracts do not have readily determinable fair value, these forward contracts are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions involving securities similar to those underlying the forward contract. Changes in fair market value are reported in the condensed consolidated statements of operations in other income (expense).

Trading Securities- Debt

Investments in debt securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses recorded in the condensed consolidated statements of operations in other income (expense). Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in the condensed consolidated statements of operations in other income (expense). Accrued interest is included in the trading securities balance on the condensed consolidated balance sheets.

Trading Securities - Equity

Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the condensed consolidated statements of operations in other income (expense). Dividend income is included in the condensed consolidated statements of operations in other income (expense).

Trading securities for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
June 30, 2020:
Trading securities - equity	22,539	1,914	(4,756)	19,697
	$22,539	$1,914	$(4,756)	$19,697

December 31, 2019:
Trading securities - debt	$93,712	$143	$(12)	$93,843
Trading securities - equity	17,674	211	(745)	17,140
	$111,386	$354	$(757)	$110,983

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

	Level 1	Level 2	Level 3
	(In thousands)
Assets as of June 30, 2020:
Trading securities - equity	$19,697	$–	$–
Equity securities derivative	7,369	–	–
Investment at fair value - warrants (Note 5)	–	4,063	–
Total recurring fair value measurements as of June 30, 2020	$27,066	$4,063	$–

Assets as of December 31, 2019:
Trading securities - debt	$–	$93,843	$–
Trading securities - equity	17,140	–	–
Investment at fair value - warrants (Note 5)	–	757	–
Investment at fair value - common stock (Note 5)	743	–	–
Total recurring fair value measurements as of December 31, 2019	$17,883	$94,600	$–

Liabilities as of June 30, 2020:
Series A warrants	$–	$6,952	$–
Series B warrants	–	–	58,290
Embedded derivative liability	–	–	29,513
Total liabilities as of June 30, 2020	$–	$6,952	$87,803

Liabilities as of December 31, 2019:
Series A warrants	$–	$3,568	$–
Embedded derivative liability	–	–	17,974
Total liabilities as of December 31, 2019	$–	$3,568	$17,974

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Preferred Stock Embedded Derivative Liability	Series B Warrants Liability
	(In thousands)
Opening balance as of December 31, 2019	$17,974	$–
Issuance of Series B warrants	–	4,600
Remeasurement to fair value	11,539	53,690
Balance as of June 30, 2020	$29,513	$58,290

Investments at Fair Value

On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants). We elected the fair value method for our investment in Veritone. As of June 30, 2020, our investment in Veritone warrants totaled $4.1 million.

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

Profits Interest Units (“Units”) were accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service. As of June 30, 2020, the Units totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

Series A Warrants

The fair value of the Series A Warrants is estimated using a Black-Scholes option-pricing model. The fair value of the Series A Warrants as of June 30, 2020 was estimated based on the following assumptions: volatility of 27 percent, risk-free rate of 0.51 percent, term of 7.29 years and a dividend yield of 0 percent. Refer to Notes 10 and 11 for additional information.

Series B Warrants

The fair value of the Series B Warrants is estimated using Monte Carlo valuation technique. The fair value of the Series B Warrants as of June 30, 2020 was estimated based on event probabilities of future exercise scenarios and the following weighted-average assumptions: (1) volatility of 47 percent, risk-free rate of 0.51 percent, term of 2.15 years, dividend yield of 0 percent, and a discount for lack of marketability of 10 percent, and (2) volatility of 27 percent, risk-free rate of 0.51 percent, term of 7.38 years and a dividend yield of 0 percent, and a discount for lack of marketability of 10 percent. Refer to Notes 10 and 12 for additional information.

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

The implied volatility of the Company’s common stock is estimated based on a haircut applied to the historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at June 30, 2020 are as follows: volatility of 27 percent, risk-free rate of 0.51 percent, a credit spread of 25 percent and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement. Refer to Note 10 for additional information.

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

The Company’s effective tax rates were 0% and 21% for the three and six months ended June 30, 2020, respectively and 0% and (3%) for the three and six months ended June 30, 2019, respectively. Tax benefit (expense) for the periods presented primarily reflects the impact of state taxes and foreign taxes withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded full valuation allowance against our net deferred tax assets as of June 30, 2020 and 2019. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

3. INCOME (LOSS) PER SHARE

The following table presents the shares of common stock outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands, except share and per share information)

Numerator:
Net income (loss) attributable to Acacia Research Corporation	$6,148	$(5,757)	$(5,143)	$(10,141)
Dividend on Series A redeemable convertible preferred stock	(388)	–	(651)	–
Accretion of Series A redeemable convertible preferred stock	(680)	–	(1,311)	–
Undistributed earnings allocated to participating securities	(879)	–	–	–
Net income (loss) attributable to common stockholders - basic and diluted	4,201	(5,757)	(7,105)	(10,141)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	48,457,620	49,696,016	49,166,508	49,676,059
Potentially dilutive common shares:
Restricted stock units	576,204	–	–	–
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	49,033,824	49,696,016	49,166,508	49,676,059

Basic net income (loss) per common share	$0.09	$(0.12)	$(0.14)	$(0.20)
Diluted net income (loss) per common share	$0.09	$(0.12)	$(0.14)	$(0.20)

Anti-dilutive potential common shares excluded from the computation of diluted net income (loss) per common share:
Equity-based incentive awards	476,583	1,766,191	2,321,016	1,766,191
Series A warrants	5,000,000	–	5,000,000	–
Series B warrants	100,000,000	–	100,000,000	–
Total	105,476,583	1,766,191	107,321,016	1,766,191

4. PATENTS

Acacia’s only identifiable intangible assets at June 30, 2020 and December 31, 2019 are patents and patent rights. Patent-related accumulated amortization totaled $325,122,000 and $322,774,000 as of June 30, 2020 and December 31, 2019, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from one to fifty-eight months. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of June 30, 2020:

For the years ending December 31,
(In thousands)
Remainder of 2020	$2,332
2021	4,451
2022	4,451
2023	4,376
2024	3,005
Thereafter	630
Patents, net	$19,245

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

During the three months ended June 30, 2020, Acacia exercised 154,312 warrants of the total 1,120,432 Veritone common stock purchase warrants at a price of $13.61 per warrant, and then sold the 154,312 shares of Veritone stock received at $17.23 per share, and recorded a realized gain of $554,000. At June 30, 2020, the fair value of the 966,120 remaining warrants held by Acacia totaled $4,063,000.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the three and six months ended June 30, 2020 and 2019, the accompanying condensed consolidated statements of operations reflected the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Change in fair value of investment, warrants	$2,677	$3,091	$3,306	$2,394
Change in fair value of investment, common stock	–	3,889	3,479	11,494
Gain on sale of investment, warrants	554	–	554	–
Loss on sale of investment, common stock	–	(1,642)	(3,316)	(7,232)
Net realized and unrealized gain (loss) on investment at fair value	$3,231	$5,338	$4,023	$6,656

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

On January 7, 2020, we entered into a building lease agreement (the “New York Office Lease”) with Sage Realty Corporation (the “New York Office Landlord”). Pursuant to the New York Office Lease, we have leased approximately 4,000 square feet of office space in New York, New York. The New York Office Lease commenced on February 1, 2020. The term of the New York Office Lease is 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.

Operating lease costs, net of sublease income, were $164,000 and $114,000 for the three months ended June 30, 2020 and 2019, respectively. Operating lease costs, net of sublease income, were $285,000 and $205,000 for the six months ended June 30, 2020 and 2019, respectively.

The table below presents aggregate future minimum payments due under the New Lease and the New York Office Lease discussed above, reconciled to lease liabilities included in the consolidated balance sheet as of June 30, 2020:

Operating Leases
(In thousands)
2020	$287
2021	589
2022	370
2023	364
2024	218
Total minimum payments	$1,828
Less: short-term lease liabilities	(579)
Long-term lease liabilities	$1,249

Other Matters

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s condensed consolidated financial position, results of operations or cash flows.

On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”) filed suit in Delaware Chancery Court against the Company, Acacia Research Group, LLC, and Monarch Networking Solutions LLC (collectively, the “Acacia Entities”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. The Acacia Entities maintain that Slingshot’s allegations are baseless, that Ms. Wolanyk had no involvement in the acquisition, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.

On December 6, 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in an amount to be determined.

During the six months ended June 30, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $308,000, net of prior accruals. During the six months ended June 30, 2019, operating expenses included expenses for settlement and contingency accruals totaling $650,000. At June 30, 2020, our contingency accruals totaled $1.4 million.

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

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration Date

March 20, 2020 - March 31, 2020	576,898	$2.28	$8,686,000	July 31, 2020
April 1, 2020 - April 23, 2020	1,107,639	$2.42	$6,001,000	July 31, 2020
Totals for 2020	1,684,537	$2.37

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

Tax Benefits Preservation Plan

On March 12, 2019, Acacia’s Board of Directors announced that it had unanimously approved the adoption of a Tax Benefits Preservation Plan (the “Plan”). Our stockholders ratified the adoption of the Plan in July 2019. The purpose of the Plan is to protect the Company’s ability to utilize potential tax assets, such as net operating loss carryforwards and tax credits to offset potential future taxable income.

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

9. FAIR VALUE DISCLOSURES

Acacia holds the following types of financial instruments at June 30, 2020 and December 31, 2019.

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

Equity securities derivative. Public company equity securities derivative are recorded at fair value based on the quoted market price of the underlying shares on the valuation date and settlement expectations. The fair value of these equity securities derivative are within Level 1 of the valuation hierarchy.

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

10. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 18, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Starboard Value LP (“Starboard”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock to Starboard. The Securities Purchase Agreement also established the terms of certain senior secured notes and Series B Warrants that may be issued to Starboard on a subsequent date. Refer to Notes 11 and 12 for additional information regarding the issuance of the Series A and Series B Warrants.

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

When the Company issues senior secured notes, the Holder may exchange the Series A Redeemable Convertible Preferred Stock for (i) senior secured notes and (ii) Series B Warrants to purchase common stock.

The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of an approved investment (an investment to be identified and approved by each of the Company and Starboard), the dividend rate will increase to 8.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. The Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. There are no accrued and unpaid dividends as of June 30, 2020.

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

The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion was $0.7 million and $1.3 million, respectively, for the three and six months ended June 30, 2020.

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

The following features of the Series A Redeemable Convertible Preferred Stock are required to be bifurcated from the host preferred stock and accounted for separately as an embedded derivative: (i) the right of the holders to redeem the shares (put option), (ii) the right of the holders to receive common stock upon conversion of the shares (conversion option), (iii) the right of the Company to redeem the shares (call option), and (iv) the change in dividend rate upon consummation of an approved investment or a triggering event (contingent dividend rate feature).

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the accompanying condensed consolidated statements of operations. As of June 30, 2020, the fair value of the Series A embedded derivative was $29.5 million.

11. SERIES A WARRANTS

On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued detachable Series A Warrants to acquire up to 5,000,000 shares of common stock at a price of $3.65 per share (subject to certain antidilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. As of June 30, 2020, the Series A Warrants have not been exercised.

The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in the condensed consolidated statements of operations in other income (expense) in the accompanying condensed consolidated statements of operations. As of December 31, 2019, the fair value of the Series A Warrants was $3.6 million. As of June 30, 2020, the fair value of the Series A Warrants was $7.0 million.

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

In connection with the issuance of the Senior Secured Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. Refer to Note 13 for additional information on the modifications to Series A Redeemable Convertible Preferred Stock and Series B Warrants.

As of June 30, 2020, the Series B Warrants have not been exercised. The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in the condensed consolidated statements of operations in other income (expense). As of June 30, 2020, the fair value of the Series B Warrants was $58.3 million.

The Series B Warrants are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

13. SENIOR SECURED NOTES

Pursuant to the Securities Purchase Agreement dated November 18, 2019 with Starboard, on June 4, 2020, the Company issued $115 million in Senior Secured Notes (the “Notes”) to Starboard. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard (the “Supplemental Agreement”), pursuant to which the Company agreed to redeem $80 million aggregate principal amount of the Notes by September 30, 2020, and $35 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6% per annum, and in an event of default, the interest rate is increased to 10% per annum. The Notes include certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of Starboard, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of Series B Warrants.

On June 30, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merton”) and Starboard, on behalf of itself and on behalf of certain funds and accounts under its management, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount for new senior notes (the “New Notes”) issued by Merton having an aggregate outstanding original principal amount of $115 million.

The New Notes bear interest at a rate of 6.00% per annum and will mature December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and therefore the Company has agreed to redeem $80 million principal amount of the New Notes by September 30, 2020 and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and between the Company, Starboard and the Buyers.

Because the New Notes will be settled within twelve months pursuant to their terms, they are classified as current liabilities on the balance sheet. The Company capitalized $4.6 million in lender fees and $0.5 million in other issuance costs associated with the issuance of the Notes. The $4.6 million of lender fees are recognized as long term deferred debt issuance cost and will be amortized to interest expense until November 15, 2027, the maturity date of Series A Redeemable Convertible Preferred Stock. The $0.5 million issuance costs are recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. There are no accrued and unpaid interest on the New Note as of June 30, 2020.

Modifications to Series A Redeemable Convertible Preferred Stock and Series B Warrants

The June 4, 2020 Supplemental Agreement also provided for (i) a waiver of increased dividends under the original terms of the Series A Preferred Stock that would have otherwise accrued due to the Company’s use of the $35 million proceeds received from Starboard upon the issuance of the Series A Redeemable Convertible Preferred Stock in November 2019, (ii) the replacement of original optional redemption rights for the Series A Redeemable Convertible Preferred Stock provided to both the Company and Starboard that otherwise would have been nullified through the issuance of the Notes, and (iii) an amendment to the terms of the previously issued Series B Warrants to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration of the Series B Warrants on November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms.

We analyzed the amendments to the Series A Redeemable Convertible Preferred Stock and determined that the amendments were not significant. Therefore, the amendments are accounted for as a modification on a prospective basis.

The incremental fair value of the Series B Warrants associated with their modification in connection with the issuance of the Notes is $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes.

14. LF EQUITY INCOME FUND PORTFOLIO INVESTMENT

On April 3, 2020, the Company entered into an Option Agreement with Seller, which included general terms through which the Company was provided the option to purchase life sciences equity securities in a portfolio of public and private companies (“Portfolio Companies”) for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020. The option term was set to expire on May 1, 2020, but could be extended by the Company until May 15, 2020 upon demonstrating certain terms and conditions had been met. By mutual agreement of the parties, the Company further extended the option agreement from May 15, 2020 until May 22, 2020, at which time, the Company exercised its option to purchase the portfolio, pursuant to the terms of the option contract.

On June 4, 2020, the Company executed the Transaction Agreement between Link Fund Solutions Limited, Seller, and the Company. Pursuant to the Transaction Agreement, the Company will purchase from Seller and the Seller will transfer to the Company the specified equity securities of all Portfolio Companies at set prices at various future dates. The transfer dates will vary among the Portfolio Companies as the Transaction Agreement gives the Company the exclusive right to determine when to call for transfer of each security, and because each Portfolio Company (or its existing equity holders) may be required to approve the transfer due to rights of first refusals and other company-specific terms and conditions. Thus, the execution of the Transaction Agreement resulted in forward contracts for the Company to purchase equity securities in each public and private company at a specified price on a future date.

In accordance with the Transaction Agreement, the Company transferred the total purchase price of £223.9 million into an escrow account. As each of the equity securities in the Portfolio are transferred to the Company, the associated funds will be released from the escrow account to the Seller based on the consideration amount assigned to the equity securities in the Transaction Agreement.

For accounting purposes, the total purchase price of the portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities.

Changes in the fair value of Acacia’s investment in the Portfolio Companies are recorded as unrealized gains or losses in the condensed consolidated statements of operations. For the three and six months ended June 30, 2020 and 2019, the accompanying condensed consolidated statements of operations reflected the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Change in fair value of trading security - LF Fund public securities	$(1,069)	$–	$(1,069)	$–
Change in fair value of equity securities derivative	6,891	–	6,891	–
Change in fair value of equity securities forward contract	74,662	–	74,662	–
Loss on sale of trading security - LF Fund public securities	(6,110)	–	(6,110)	–
Net realized and unrealized gain on investment in LF Fund securities	$74,374	$–	$74,374	$–

15. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended June 30, 2020, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

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

We have a proven track record of licensing and enforcement success with over 1,580 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $791 million to our patent partners.

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

As of the date of this report, our operating subsidiaries have one pending patent infringement case with a scheduled trial date in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is, in our experience, a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts. Please refer to Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.

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

During the six months ended June 30, 2020, we acquired four new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, and (iv) internet search, advertising and cloud computing technology. The patents and patent rights acquired in 2020 have estimated economic useful lives of approximately five years. In fiscal year 2019 we acquired five patent portfolios.

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

On February 14, 2020, the Company’s stockholders approved, for purposes of Nasdaq Rules 5635(b) and 5635(d), as applicable, (i) the voting of the Series A Preferred Stock on an as-converted basis and (ii) the issuance of the maximum number of shares of common stock issuable in connection with the potential future (A) conversion of the Series A Preferred Stock and (B) exercise of the Series A and Series B Warrants, in each case, without giving effect to the exchange cap set forth in the Series A Preferred Stock Certificate of Designations and in the Series A Warrants, issued pursuant to the Securities Purchase Agreement dated November 18, 2019. Refer to Notes 10 and 11 to the consolidated financial statements elsewhere herein for additional information. The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock by 200,000,000 shares, from 100,000,000 shares to 300,000,000 shares.

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

Pursuant to the terms of the Securities Purchase Agreement with Starboard, On June 4, 2020, the Company issued $115 million in Senior Secured Notes, or the Notes, to Starboard. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard, or the Supplemental Agreement, through which, the Company agreed to redeem $80 million aggregate principal amount of the Notes by September 30, 2020, and $35 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6% per annum, and in an event of default, the interest rate is increased to 10% per annum. The Notes outlined certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of Starboard, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of the Series B Warrants.

On June 30, 2020, the Company entered into an Exchange Agreement, or the Exchange Agreement, with Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, or Merton and Starboard, on behalf of itself and on behalf of certain funds and accounts under its management, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount for new senior notes, or the Notes, issued by Merton having an aggregate outstanding original principal amount of $115 million. The New Notes bear interest at a rate of 6.00% per annum and will mature December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and therefore the Company has agreed to redeem $80 million principal amount of the New Notes by September 30, 2020 and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and between the Company, Starboard and the Buyers. Refer to Note 13 for additional information.

LF Equity Income Fund Portfolio Investment

On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, or Seller, to purchase equity securities in a portfolio of public and private companies, or Portfolio Companies, for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.

On June 4, 2020, the Company executed the Transaction Agreement between Link Fund Solutions Limited, or Link, Seller, and the Company. Pursuant to the Transaction Agreement, the Company will purchase from Seller and the Seller will transfer to the Company the specified equity securities of all Portfolio Companies at set prices at various future dates. In accordance with the Transaction Agreement, the Company transferred the total purchase price of £223.9 million into an escrow account. As each of the equity securities in the Portfolio are transferred to the Company, the associated funds will be released from the escrow account to the Seller based on the consideration amount assigned to the equity securities in the Transaction Agreement.

The Transaction Agreement includes an initial consideration amount for each of the equity securities as noted above, which represents the amount of cash that will be withdrawn from the escrow account upon the transfer of each security to the Company. Refer to Note 14 for additional information.

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

Revenues for the six months ended June 30, 2020 and 2019 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Speech codecs used in wireless and wireline systems technology(1)(2)
•	Internet search, advertising and cloud computing technology (1)	•	Super Resolutions Microscopy technology(1)(2)
•	MIPI DSI technology(1)	•	Video Conferencing technology(1)
•	Semiconductor and Memory-Related technology(1)
__________________________
(1) Licensing and enforcement program generating revenue during the six months ended June 30, 2020.
(2) Licensing and enforcement program generating revenue during the six months ended June 30, 2019.

Summary of Consolidated Results of Operations - Overview

For the Three months Ended June 30, 2020 and 2019

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2020	2019	$ Change	% Change		2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Revenues	$2,118	$5,460	$(3,342)	(61%	)	$5,933	$8,847	$(2,914)	(33%	)
Operating costs and expenses	8,866	9,434	(568)	(6%	)	16,250	19,726	(3,476)	(18%	)
Operating loss	(6,748)	(3,974)	(2,774)	70%		(10,317)	(10,879)	562	5%
Other income (expense), net	12,894	(1,774)	14,668	827%		3,834	1,047	2,787	266%
Income (loss) before provision for income taxes	6,146	(5,748)	11,894	207%		(6,483)	(9,832)	3,349	34%
Provision for income taxes	2	(9)	11	122%		1,340	(323)	1,663	515%
Net income (loss) attributable to Acacia Research Corporation	6,148	(5,757)	11,905	207%		(5,143)	(10,141)	4,998	49%

Results of Operations - Three months ended June 30, 2020 compared with the three months ended June 30, 2019

Revenues decreased $3.3 million to $2.1 million for the three months ended June 30, 2020, as compared to $5.5 million in the comparable prior year quarter, primarily due to a decrease in revenues from the new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Income before provision for income taxes was $6.1 million for the three months ended June 30, 2020, as compared to a loss of $5.7 million for the three months ended June 30, 2019. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

•	Paid-up revenue decreased $3.1 million due to a decrease in revenue from newly executed licensing agreements during the quarter, in addition to a decrease of $270,000 in recurring revenue due to a decrease in the number of revenue contracts that provides for quarterly sales-based license fees. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $2.3 million, from $3.0 million to $0.7 million, primarily due to a decrease in revenues as describe above.

•	Litigation and licensing expenses-patents decreased $0.4 million, from $1.9 million to $1.5 million, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

•	Amortization expense increased $0.5 million, from $0.8 million to $1.3 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2019 and 2020.

•	Other portfolio expenses decreased $74,000, due to reversal of expenses for settlement and contingency accruals recorded in the first quarter of 2020.

•	General and administrative expenses, excluding non-cash stock compensation, increased $1.8 million, from $3.3 million to $5.1 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses.

•	Net non-cash stock compensation expense decreased $38,000, from $461,000 to $423,000, primarily due to timing of stock grants issued to employees and Board of Directors in the quarters ended June 30, 2020 and June 30, 2019.

•	Unrealized gain or loss on our equity investment in Veritone, Inc., or Veritone, decreased from an unrealized gain of $7.0 million for the three months ended June 30, 2019 to an unrealized gain of $2.7 million for the three months ended June 30, 2020. Realized gain or loss on our equity investment in Veritone increased from a loss of $1.6 million for the three months ended June 30, 2019 to a gain of $0.6 million for the three months ended June 30, 2020. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

•	Unrealized gain or loss from trading securities increased from an unrealized loss of $61,000 for the three months ended June 30, 2019 to an unrealized gain of $3.5 million for the three months ended June 30, 2020. Realized gain or loss from sale of our trading securities decreased from a gain of $31,000 for the three months ended June 30, 2019 to a loss of $7.1 million for the three months ended June 30, 2020. Refer to Notes 2 and 14 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

•	We incurred an unrealized gain of $81.6 million from on our investment in equity securities derivative and forward contract. Refer to Notes 2 and 14 to the consolidated financial statements elsewhere herein for additional information.

•	Interest income and other decreased $0.8 million, from a net income of $1.1 million for the three months ended June 30, 2019 to a net income of $0.3 million for the three months ended June 30, 2020, mainly due to decrease in interest income from our investment in trading securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

•	We incurred interest expense of $0.8 million during the quarter from the Senior Secured Notes issued in June 2020. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

•	We incurred $4.9 million loss on foreign currency exchange during the quarter primarily from our purchase of the LF Income Equity Fund securities for £223.9 million. Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information.

•	We incurred an unrealized net loss of $62.9 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the three months ended June 30, 2020. Refer to Notes 10, 11 and 12 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

Results of Operations - Six months ended June 30, 2020 compared with the six months ended June 30, 2019

Revenues decreased $2.9 million to $5.9 million for the six months ended June 30, 2020, as compared to $8.8 million in the comparable prior year quarter, primarily due to a decrease in revenues from the new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before provision for income taxes was $6.5 million for the six months ended June 30, 2020, as compared to $9.8 million for the six months ended June 30, 2019. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

•	Paid-up revenue increased $228,000 due to increase in newly executed licensing, offset by a decrease of $3.1 million in recurring revenue due to a decrease in the number of revenue contracts that provides for quarterly sales-based license fees agreements, during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $3.2 million, from $4.5 million to $1.3 million, primarily due to a decrease in revenues as describe above.

•	Litigation and licensing expenses-patents decreased $3.2 million, from $5.7 million to $2.5 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

•	Amortization expense increased $0.8 million, from $1.5 million to $2.3 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2019 and 2020.

•	Other portfolio expenses decreased $1.0 million, from $0.7 million to a credit of $0.3 million, primarily due to reversal of expenses for settlement and contingency accruals recorded in the third quarter of 2018.

•	General and administrative expenses, excluding non-cash stock compensation, increased $2.6 million, from $7.0 million to $9.6 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses.

•	Net non-cash stock compensation expense increased $0.3 million, from $0.5 million to $0.8 million, primarily due to stock grants issued to employees and Board of Directors in 2019 and 2020.

•	Unrealized gain or loss on our equity investment in Veritone, decreased from an unrealized gain of $13.9 million for the six months ended June 30, 2019 to an unrealized gain of $6.8 million for the six months ended June 30, 2020. Realized loss on our equity investment in Veritone decreased from a loss of $7.2 million for the six months ended June 30, 2019 to a loss of $2.8 million for the six months ended June 30, 2020. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

•	Unrealized gain or loss from trading securities decreased from an unrealized gain of $0.6 million for the six months ended June 30, 2019 to an unrealized loss of $2.6 million for the six months ended June 30, 2020. Realized loss from sale of our trading securities increased from a loss of $12,000 for the six months ended June 30, 2019 to a loss of $7.0 million for the six months ended June 30, 2020. Refer to Notes 2 and 14 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

•	We incurred an unrealized gain of $81.6 million from on our investment in equity securities derivative and forward contract. Refer to Notes 2 and 14 to the consolidated financial statements elsewhere herein for additional information.

•	Interest income and other decreased $1.2 million, from a net income of $2.0 million for the six months ended June 30, 2019 to a net income of $0.8 million for the three months ended June 30, 2020, mainly due to decrease in interest income from our investment in trading securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities

•	We incurred interest expense of $0.8 million during the quarter from the Senior Secured Note issued in June 2020. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

•	We incurred $4.9 million loss on foreign currency exchange during the quarter primarily from our purchase of the LF Income Equity Fund securities for £223.9 million. Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information.

•	We incurred an unrealized net loss of $67.3 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the six months ended June 30, 2020. Refer to Notes 10, 11, 12 and 13 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

Revenues and Pretax Net Loss

Revenue for the periods presented included the following:

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
	2020	2019	$	%		2020	2019	$ Change	% Change

Revenues (in thousands, except percentage change values)	$2,118	$5,460	$(3,342)	(61%	)	$5,933	$8,847	$(2,914)	(33%	)
New agreements executed	4	1	3	300%		8	1	7	700%
Licensing and enforcement programs generating revenues	4	3	1	33%		7	3	4	133%
Licensing and enforcement programs with initial revenues	1	–	1	n/a		1	–	1	n/a
New patent portfolios	2	1	1	100%		4	3	1	33%

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

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Income (loss) before provision for income taxes	$6,146	$(5,748)	$11,894	207%	$(6,483)	$(9,832)	$3,349	34%

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

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
	2020	2019	$	%		2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Inventor royalties	$645	$2,623	$(1,978)	(75%	)	$1,071	$3,976	$(2,905)	(73%	)
Contingent legal fees	12	375	(363)	(97%	)	246	552	(306)	(55%	)

Litigation and Licensing Expenses - Patents

For the three months ended June 30, 2020, litigation and licensing expenses-patents decreased $0.4 million, or 21%. For the six months ended June 30, 2020, litigation and licensing expenses-patents decreased $3.2 million, or 56%. These decreases were due to a net decrease in litigation support and third-party technical consulting expenses, as compared to the same periods in the prior year.

Amortization of Patents

For the three months ended June 30, 2020, amortization expense increased $0.5 million, or 60%, as compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, amortization expense increased $0.9 million, or 59%, as compared to the six months ended June 30, 2019. These increases were due to our new patents acquired in 2019 and 2020.

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
	2020	2019	$	%		2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$1,459	$1,855	$(396)	(21%	)	$2,496	$5,656	$(3,160)	(56%	)
Amortization of patents	1,305	818	487	60%		2,348	1,474	874	59%

Operating Expenses

General and Administrative Expenses

	Three Months Ended					Six Months Ended
	June 30,		Change			June 30,		Change
	2020	2019	$	%		2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

General and administrative expenses	$5,096	$3,302	$1,794	54%		$9,642	$6,965	$2,677	38%
Non-cash stock compensation expense - G&A	423	461	(38)	(8%	)	755	453	302	67%
Total general and administrative expenses	$5,519	$3,763	$1,756	47%		$10,397	$7,418	$2,979	40%

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020 vs. 2019	2020 vs. 2019
	(In thousands)

Personnel costs and board fees	$(45)	$(127)
Variable performance-based compensation costs	950	1,375
Corporate, general and administrative costs	954	1,559
Non-cash stock compensation expense	(38)	302
Non-recurring employee severance costs	(65)	(130)
Total change in general and administrative expenses	$1,756	$2,979

The increases in corporate, general and administrative costs were primarily due to higher legal and business development related expenses. The increase in variance performance-based compensation costs were primarily due to higher performance-based compensation accruals. The changes in non-cash stock compensation expense were primarily due to stock grants issued to employees and Board of Directors in the quarters ended June 30, 2019, September 30, 2019, and June 30, 2020.

Other Operating Income (Expense)

Change in Fair Value of Investment, net

Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value, primarily based on changes in Veritone's stock price, reflected in the statements of operations each period. Results for the three and six months ended June 30, 2020 included an unrealized gain totaling $2.7 million and an unrealized gain totaling $6.8 million, respectively, on our investment in Veritone. Results for the three and six months ended June 30, 2019 included unrealized gains totaling $7.0 million and $13.9 million, respectively, on our investment in Veritone. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2020		2019		2020	2019

Income taxes (in thousands)	$2		$(9)		$1,340	$(323)
Effective tax rate	(0%	)	(0%	)	21%	(3%	)

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

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents, trading securities, and restricted cash totaled $184.0 million at June 30, 2020, compared to $203.3 million at December 31, 2019.

The net change in cash, cash equivalents and restricted cash for the periods presented was comprised of the following:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)
Net cash provided by (used in):
Operating activities	$(7,143)	$(2,268)
Investing activities	(30,874)	(63,133)
Financing activities	109,938	79
Increase (decrease) in cash and cash equivalents and restricted cash	$71,921	$(65,322)

Cash Flows from Operating Activities

Cash receipts from licensees for the six months ended June 30, 2020 decreased $22.1 million to $5.0 million, as compared to $27.1 million in the comparable 2019 period, mainly due to the timing on cash collected from accounts receivables in prior year.

Cash outflows from operations for the six months ended June 30, 2020 increased to $7.1 million, as compared to $2.3 million in the comparable 2019 period, primarily due to the decreases in cash receipts from licensees for the same periods, offset by higher royalty and contingent legal fees paid in the same period last year. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities

Cash flows from investing activities and related changes were comprised of the following for the periods presented:

	Six Months Ended
	June 30,
	2020	2019

Patent acquisition costs	$(13,780)	$(4,420)
Sale of investment at fair value(1)	1,460	5,045
Net sale (purchase) of trading securities	267,910	(63,758)
Purchase of prepaid investment	(282,327)	–
Equity securities derivative and forward contract acquisition cost	(3,989)	–
Purchases of property and equipment	(148)	–
Net cash used in investing activities	$(30,874)	$(63,133)

 __________________________________________________________

(1) Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information

Cash Flows from Financing Activities

Cash flows from financing activities and related changes were comprised of the following for the periods presented:

	Six Months Ended
	June 30,
	2020	2019
	(In thousands)

Repurchase of common stock	$(3,998)	$–
Dividend on Series A Redeemable Convertible Preferred Stock	(653)	–
Issuance of Senior Secured Notes, net of lender fee	110,437	–
Senior Secured Notes issuance costs paid to other parties	(496)
Issuance of Series B warrants	4,600	–
Proceeds from exercise of stock options	48	79
Net cash provided by financing activities	$109,938	$79

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

During the six months ended June 30, 2020, we repurchased 1,684,537 shares at an average price of $2.37 per share for $3,999,000. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Refer to Note 7 to our notes to consolidated financial statements elsewhere herein for additional information regarding our stock repurchases in 2020.

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

On June 4, 2020, pursuant to the Securities Purchase Agreement signed in November 2019, the Company issued $115 million in Notes to Starboard. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6% per annum, and in an event of default, the interest rate is increased to 10% per annum.

On June 30, 2020, the Company entered into the Exchange Agreement with Merton and Starboard, on behalf of itself and on behalf of certain funds and accounts under its management, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount for New Notes issued by Merton having an aggregate outstanding original principal amount of $115 million.

Refer to Notes 2, 10, 11, 12 and 13 to our notes to consolidated financial statements and elsewhere herein for more information related to the Starboard Securities.

Working Capital

Working capital at June 30, 2020 increased to $240.6 million, as compared to $160.1 million at December 31, 2019. Consolidated accounts receivable from licensees increased to $1.4 million at June 30, 2020, compared to $0.5 million at December 31, 2019. Accounts payable and accrued expenses and accrued compensation decreased to $7.9 million at June 30, 2020, from $9.5 million at December 31, 2019. Consolidated royalties and contingent legal fees payable decreased to $2.1 million at June 30, 2020, from $2.2 million at December 31, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

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

During the quarter ended June 30, 2020, we sold all our investment in debt trading securities, comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in “Trading securities – debt” in the accompanying consolidated balance sheets).

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

As of June 30, 2020 and December 31, 2019, the carrying value of our common stock and warrants, including equity securities derivative and forward contract, in public and private companies was $106.7 million and $18.6 million, respectively.

We record our common stock and warrant investments in publicly traded companies at fair value, which are subject to market price volatility. As of June 30, 2020, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $0.9 million in the fair value of our equity warrant investments in Veritone and a decrease of approximately $2.7 million in our other equity investments. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.

Item 4. Controls and Procedures

(i). Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2020) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed suit in Delaware Chancery Court against the Company, Acacia Research Group, LLC, and Monarch Networking Solutions LLC, or collectively, the Acacia Entities, Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. The Acacia Entities maintain that Slingshot’s allegations are baseless, that Ms. Wolanyk had no involvement in the acquisition, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	EXHIBIT
2.1	Transaction Agreement, dated as of June 4, 2020, between LF Equity Income Fund and Acacia Research Corporation (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 10, 2020 (File No. 001-37721))
3.1#	Second Amended and Restated Bylaws of Acacia Research Corporation (as updated through July 28, 2020 and currently in effect)
4.1	Form of Note (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 10, 2020 (File No. 001-37721))
10.1*	Employment Agreement, dated June 4, 2020, by and among Acacia Research Group, LLC, Acacia Research Corporation and Richard Rosenstein (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 4, 2020 (File No. 001-37721))
10.2*	Employment Agreement, dated June 4, 2020, by and among Acacia Research Group, LLC, Acacia Research Corporation and Meredith Simmons (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 4, 2020 (File No. 001-37721))
10.3	Supplemental Agreement, dated as of June 4, 2020, between Starboard Value, L.P. and Acacia Research Corporation (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 10, 2020 (File No. 001-37721))
10.4*	Employment Agreement, dated June 19, 2020, by and between Acacia Research Group, LLC and Marc W. Booth (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 25, 2020 (File No. 001-37721))
10.5	Exchange Agreement, dated June 30, 2020, among Acacia Research Corporation, Merton Acquisition HoldCo LLC and Starboard Value LP (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on July 7, 2020 (File No. 001-37721))
10.6	Form of Senior Secured Note (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on July 7, 2020 (File No. 001-37721))
10.7	Stock Pledge Agreement, dated June 30, 2020, entered into by Acacia Research Group LLC, Advanced Skeletal Innovations LLC and Saint Lawrence Communications LLC in favor of Starboard Value Intermediate Fund LP, as collateral agent (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on July 7, 2020 (File No. 001-37721))
10.8	Guaranty, dated June 30, 2020, entered into by the Guarantors (as defined therein) in favor of the Holders (as defined therein) (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on July 7, 2020 (File No. 001-37721))
10.9	Release of Security Interests in Patents, dated June 30, 2020, between the Releasees (as defined therein) and Starboard Value Intermediate Fund LP, as collateral agent (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on July 7, 2020 (File No. 001-37721))
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1**#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2**#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	Interactive Data Files Pursuant to Rule 405 of Regulation S-T

 ___________________________

#	Filed herewith.
*	If any, indicates management contract or compensatory plan.

**	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: August 10, 2020	/s/ Clifford Press
By: Clifford Press
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

Date: August 10, 2020	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer
(Principal Financial Officer)

