Form 10-Q
period 2020-09-30
ACACIA RESEARCH CORP
filed 2020-11-09
CIK 934549

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 2, 2020, 49,279,453 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2020

INDEX

		Page

	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	4

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2020 and 2019	5

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Nine months Ended September 30, 2020 and 2019	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2020 and 2019	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

Part II.	OTHER INFORMATION	45

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2020, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” “predict,” other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Such statements address future events and conditions concerning, among other things, intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$162,564	$57,359
Trading securities - debt	–	93,843
Trading securities - equity	24,471	17,140
Equity securities - private	116,009	–
Equity securities derivative	17,818	–
Equity securities forward contract	340	–
Prepaid investment	42,900	–
Accounts receivable	263	511
Prepaid expenses and other current assets	1,685	2,912
Total current assets	366,050	171,765

Long-term restricted cash	35,000	35,000
Investment at fair value (Note 5)	982	1,500
Patents, net of accumulated amortization	18,071	7,814
Leased right-of-use assets	1,101	1,264
Other non-current assets	5,311	818
Total assets	$426,515	$218,161

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,707	$1,765
Accrued expenses and other current liabilities	4,849	7,265
Accrued compensation	2,595	507
Royalties and contingent legal fees payable	14,230	2,178
Senior Secured Notes Payable - short-term	113,933	–
Total current liabilities	138,314	11,715

Series A warrant liabilities	5,604	3,568
Series A embedded derivative liabilities	25,682	17,974
Series B warrant liabilities	42,796	–
Long-term lease liabilities	1,101	1,264
Other long-term liabilities	593	593
Total liabilities	214,090	35,114

Commitments and contingencies (Note 6)

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $35,000 as of September 30, 2020 and December 31, 2019, respectively	10,134	8,089

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 49,279,453 and 50,370,987 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	49	50
Treasury stock, at cost, 4,604,365 and 2,919,828 shares as of September 30, 2020 and December 31, 2019, respectively	(43,270)	(39,272)
Additional paid-in capital	650,130	652,003
Accumulated deficit	(406,451)	(439,656)
Total Acacia Research Corporation stockholders' equity	200,458	173,125

Noncontrolling interests	1,833	1,833

Total stockholders' equity	202,291	174,958

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$426,515	$218,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues	$19,466	$1,711	$25,399	$10,558

Portfolio operations:
Inventor royalties	5,772	776	6,843	4,752
Contingent legal fees	6,609	35	6,855	587
Litigation and licensing expenses - patents	1,001	987	3,497	6,643
Amortization of patents	1,174	863	3,522	2,337
Other portfolio expenses (income)	–	(475)	(308)	175
Total portfolio operations	14,556	2,186	20,409	14,494
Net portfolio income (loss)	4,910	(475)	4,990	(3,936)
General and administrative expenses(1)	7,692	4,630	18,089	12,048
Operating loss	(2,782)	(5,105)	(13,099)	(15,984)

Other income (expense):
Change in fair value of investment, net (Note 5)	(3,081)	(4,266)	3,704	9,622
Loss on sale of investment (Note 5)	–	(915)	(2,762)	(8,147)
Impairment of other investment	–	–	–	(8,195)
Gain on disposal of other investment	–	2,000	–	2,000
Change in fair value of the Series A and B warrants and embedded derivatives	20,672	–	(46,612)	–
Change in fair value of equity securities derivative and forward contract	(64,011)	–	17,542	–
Gain on sale of prepaid investment and derivative	2,845	–	2,845	–
Change in fair value of trading securities and equity securities - private	84,499	(482)	81,907	132
Gain (loss) on sale of trading securities	2,737	238	(4,272)	226
Loss on foreign currency exchange	(48)	(106)	(4,938)	(106)
Interest expense on Senior Secured Notes	(2,410)	–	(3,178)	–
Interest income and other	10	1,028	811	3,012
Total other income (expense)	41,213	(2,503)	45,047	(1,456)

Income (loss) before income taxes	38,431	(7,608)	31,948	(17,440)

Income tax benefit (expense)	(83)	–	1,257	(323)

Net income (loss) including noncontrolling interests in subsidiaries	38,348	(7,608)	33,205	(17,763)

Net loss attributable to noncontrolling interests in subsidiaries	–	–	–	14

Net income (loss) attributable to Acacia Research Corporation	$38,348	$(7,608)	$33,205	$(17,749)

Net income (loss) attributable to common stockholders - basic	$30,529	$(7,608)	$24,838	$(17,749)

Basic net income (loss) per common share	$0.63	$(0.15)	$0.51	$(0.36)
Weighted average number of shares outstanding - basic	48,467,885	49,828,361	48,949,706	49,727,385

Net income (loss) attributable to common stockholders - diluted	$29,204	$(7,608)	$21,380	$(17,749)

Diluted net income (loss) per common share	$0.32	$(0.15)	$0.36	$(0.36)
Weighted average number of shares outstanding - diluted	90,624,702	49,828,361	60,153,773	49,727,385

(1) General and administrative expenses were comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
General and administrative expenses	$7,204	$4,330	$16,846	$11,295
Non-cash stock compensation expense - G&A	488	300	1,243	753
Total general and administrative expenses	$7,692	$4,630	$18,089	$12,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Three Months Ended September 30, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at June 30, 2020	350,000	$9,400	49,306,137	$49	$(43,270)	$650,843	$(444,799)	$1,833	$164,656
Net income (loss) attributable to Acacia Research Corporation	–	–	–	–	–	–	38,348	–	38,348
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	734	–	–	–	(734)	–	–	(734)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(467)	–	–	(467)
Compensation expense for share-based awards, net of forfeitures	–	–	(26,684)	–	–	488	–	–	488
Balance at September 30, 2020	350,000	$10,134	49,279,453	$49	$(43,270)	$650,130	$(406,451)	$1,833	$202,291

	For the Three Months Ended September 30, 2019
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at June 30, 2019	–	$–	50,132,871	$50	$(39,272)	$651,688	$(432,682)	$1,833	$181,617
Net income (loss) attributable to Acacia Research Corporation	–	–	–	–	–	–	(7,608)	–	(7,608)
Compensation expense for share-based awards, net of forfeitures	–	–	210,434	–	–	300	–	–	300
Balance at September 30, 2019	–	$–	50,343,305	$50	$(39,272)	$651,988	$(440,290)	$1,833	$174,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Nine Months Ended September 30, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$(439,656)	$1,833	$174,958
Net income (loss) attributable to Acacia Research Corporation	–	–	–	–	–	–	33,205	–	33,205
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	2,045	–	–	–	(2,045)	–	–	(2,045)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(1,119)	–	–	(1,119)
Stock options exercised			–	–	–	48	–	–	48
Compensation expense for share-based awards, net of forfeitures	–	–	593,003	–	–	1,243	–	–	1243
Repurchase of common stock			(1,684,537)	(1)	(3,998)	–	–	–	(3,999)
Balance at September 30, 2020	350,000	$10,134	49,279,453	$49	$(43,270)	$650,130	$(406,451)	$1,833	$202,291

	For the Nine Months Ended September 30, 2019
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2018	–	$–	49,639,319	$50	$(39,272)	$651,156	$(422,541)	$1,847	$191,240
Net income (loss) attributable to Acacia Research Corporation	–	–	–	–	–	–	(17,749)	–	(17,749)
Stock options exercised			25,136	–	–	79	–	–	79
Compensation expense for share-based awards, net of forfeitures	–	–	678,850	–	–	753	–	–	753
Net income attributable to noncontrolling interests in subsidiaries	–	–	–	–	–	–	–	(14)	(14)
Balance at September 30, 2019	–	$–	50,343,305	$50	$(39,272)	$651,988	$(440,290)	$1,833	$174,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$33,205	$(17,763)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net (Note 5)	(3,704)	(9,622)
Loss on sale of investment (Note 5)	2,762	8,147
Impairment of other investment	–	8,195
Gain on disposal of other investment (Note 5)	–	(2,000)
Depreciation and amortization	3,609	2,344
Amortization of debt discount and issuance costs	955	–
Change in fair value of Series A redeemable convertible preferred stock embedded derivative	7,708	–
Change in fair value of Series A warrants	2,036	–
Change in fair value of Series B warrants	36,867	–
Non-cash stock compensation	1,243	753
Loss on foreign currency exchange	4,938	–
Change in fair value of trading securities and equity securities - private	(81,907)	(914)
Loss on sale of trading securities	4,272	–
Change in fair value of equity securities derivative and forward contract	(17,542)	–
Gain on sale of prepaid investment and derivative	(2,845)	–
Changes in assets and liabilities:
Accounts receivable	248	31,085
Prepaid expenses and other assets	1,038	(983)
Accounts payable and accrued expenses	614	326
Royalties and contingent legal fees payable	12,052	(20,414)
Net cash provided by (used in) operating activities	5,549	(846)

Cash flows from investing activities:
Patent acquisition costs	(13,780)	(4,420)
Sale of investment at fair value (Note 5)	1,460	6,260
(Purchase) Sale of other investments (Note 5)	–	2,000
Purchases of trading securities	(33,800)	(103,718)
Maturities and sales of trading securities	316,746	38,816
Purchases of prepaid investment	(276,275)	–
Equity securities derivative and forward contract acquisition cost	(3,989)	–
Purchases of property and equipment	(177)	(119)
Net cash used in investing activities	(9,815)	(61,181)

Cash flows from financing activities:
Repurchase of common stock	(3,998)	–
Issuance of Senior Secured Notes, net of lender fee	110,437	–
Senior Secured Notes issuance costs paid to other parties	(496)	–
Dividend on Series A Redeemable Convertible Preferred Stock	(1,120)	–
Issuance of Series B warrants	4,600	–
Proceeds from exercise of stock options	48	79
Net cash provided by financing activities	109,471	79

Increase (decrease) in cash and cash equivalents and restricted cash	105,205	(61,948)

Cash and cash equivalents and restricted cash, beginning	92,359	128,809

Cash and cash equivalents and restricted cash, ending	$197,564	$66,861

Supplemental schedule of noncash investing activities:
Acquisition of prepaid investment securities	$231,480	$–

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

During the nine months ended September 30, 2020, Acacia obtained control of four new patent portfolios. During fiscal year 2019, Acacia obtained control of five new patent portfolios.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto for the year ended December 31, 2019, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 16, 2020, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2020, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Revenues were composed of the following for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Paid-up Revenue Agreements	$19,385	$1,203	$24,477	$6,067
Recurring Revenue Agreements	81	508	922	4,491
Total Revenue	$19,466	$1,711	$25,399	$10,558

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

One licensee accounted for 98% of revenues recognized during the three months ended September 30, 2020, and four licensees accounted for 75%, 9%, 8% and 4% of revenues recognized during the nine months ended September 30, 2020. Three licensees individually accounted for 52%, 21% and 12% of revenues recognized during the three months ended September 30, 2019, and three licensees individually accounted for 46%, 23% and 14% of revenues recognized during the nine months ended September 30, 2019.

The Company does not have any material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement, for the three and nine months ended September 30, 2020, 0.1% and 5%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and nine months ended September 30, 2019, 75% and 38%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

Four licensees individually represented approximately 57%, 25%, 4% and 3% of accounts receivable at September 30, 2020. Two licensees individually represented approximately 70% and 17% of accounts receivable at December 31, 2019.

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

Prepaid Investment

Prepaid investment relates to the cash transferred to an escrow account in connection with a Transaction Agreement with LF Equity Income Fund (“Seller”), pursuant to which the Company will purchase from Seller certain equity securities. Refer to Note 14 for additional information on the Transaction Agreement. The amounts are to be released to Seller upon transfer of the specified equity securities at set prices at various future dates following various terms and conditions per the Transaction Agreement.

Equity Securities Derivative and Forward Contract

The equity security forward contract includes both private and public equity securities not yet transferred, as of September 30, 2020, under the Company’s Transaction Agreement with Seller. Refer to Note 14 for additional information on the agreement. The public company equity security forward contracts are accounted for as derivatives and are carried at fair market value with changes in fair market value recorded in the condensed consolidated statements of operations in other income (expense). The private company equity security forward contracts do not meet the definition of a derivative as the underlying equity securities are not readily convertible to cash. Therefore, as the forward contracts do not have readily determinable fair value, these forward contracts are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions involving securities similar to those underlying the forward contract. Changes in fair market value are reported in the condensed consolidated statements of operations in other income (expense).

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

Trading securities for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
September 30, 2020:
Trading securities - equity	$23,851	$4,218	$(3,598)	$24,471

December 31, 2019:
Trading securities - debt	$93,712	$143	$(12)	$93,843
Trading securities - equity	17,674	211	(745)	17,140
	$111,386	$354	$(757)	$110,983

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

	Level 1	Level 2	Level 3
	(In thousands)
Assets as of September 30, 2020:
Trading securities - equity	$24,471	$–	$–
Equity securities derivative	17,818	–	–
Investment at fair value - warrants (Note 5)	–	982	–
Total recurring fair value measurements as of September 30, 2020	$42,289	$982	$–

Assets as of December 31, 2019:
Trading securities - debt	$–	$93,843	$–
Trading securities - equity	17,140	–	–
Investment at fair value - warrants (Note 5)	–	757	–
Investment at fair value - common stock (Note 5)	743	–	–
Total recurring fair value measurements as of December 31, 2019	$17,883	$94,600	$–

Liabilities as of September 30, 2020:
Series A warrants	$–	$5,604	$–
Series B warrants	–	–	42,796
Embedded derivative liability	–	–	25,682
Total liabilities as of September 30, 2020	$–	$5,604	$68,478

Liabilities as of December 31, 2019:
Series A warrants	$–	$3,568	$–
Embedded derivative liability	–	–	17,974
Total liabilities as of December 31, 2019	$–	$3,568	$17,974

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Preferred Stock Embedded Derivative Liability	Series B Warrants Liability
	(In thousands)
Opening balance as of December 31, 2019	$17,974	$–
Issuance of Series B warrants	–	4,600
Remeasurement to fair value	7,708	38,196
Balance as of September 30, 2020	$25,682	$42,796

Series A Warrants

The fair value of the Series A Warrants is estimated using a Black-Scholes option-pricing model. The fair value of the Series A Warrants as of September 30, 2020 was estimated based on the following assumptions: volatility of 32 percent, risk-free rate of 0.47 percent, term of 7.04 years and a dividend yield of 0 percent. Refer to Notes 10 and 11 for additional information.

Series B Warrants

The fair value of the Series B Warrants is estimated using Monte Carlo valuation technique. The fair value of the Series B Warrants as of September 30, 2020 was estimated based on event probabilities of future exercise scenarios and the following weighted-average assumptions: (1) volatility of 32 percent, risk-free rate of 0.48 percent, term of 7.12 years, a dividend yield of 0 percent, and a discount for lack of marketability of 10 percent, and (2) volatility of 51 percent, risk-free rate of 0.13 percent, term of 1.9 years and a dividend yield of 0 percent, and a discount for lack of marketability of 10 percent. Refer to Notes 10 and 12 for additional information.

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

The implied volatility of the Company’s common stock is estimated based on a haircut applied to the historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at September 30, 2020 are as follows: volatility of 32 percent, risk-free rate of 0.47 percent, a credit spread of 21 percent and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement. Refer to Note 10 for additional information.

Investments at Fair Value

On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants). We elected the fair value method for our investment in Veritone upon acquisition of the investment. As of September 30, 2020, our investment in Veritone warrants totaled $982,000.

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

Profits Interest Units (“Units”) were accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service. As of September 30, 2020, the Units totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

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

The Company’s effective tax rates were 0% and (4%) for the three and nine months ended September 30, 2020, respectively and 0% and (2%) for the three and nine months ended September 30, 2019, respectively. Tax benefit (expense) for the periods presented primarily reflects the impact of state taxes and foreign taxes withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded full valuation allowance against our net deferred tax assets as of September 30, 2020 and 2019. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

3. INCOME (LOSS) PER SHARE

The following table presents the shares of common stock outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except share and per share information)

Numerator:
Net income (loss) attributable to Acacia Research Corporation	38,348	(7,608)	33,205	(17,749)
Dividend on Series A redeemable convertible preferred stock	(467)	–	(1,118)	–
Accretion of Series A redeemable convertible preferred stock	(733)	–	(2,045)	–
Undistributed earnings allocated to participating securities	(6,619)	–	(5,204)	–
Net income (loss) attributable to common stockholders - basic	30,529	(7,608)	24,838	(17,749)

Add: Dividend on Series A redeemable convertible preferred stock	467	–	–	–
Add: Accretion of Series A redeemable convertible preferred stock	733	–	–	–
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	(3,831)	–	–	–
Less: Change in fair value of Series A warrants	(1,348)	–	(1,348)	–
Less: Change in fair value of dilutive Series B warrants	(5,557)	–	(5,557)	–
Add: Interest expense associated with Starboard Notes, net of tax	1,889	–	1,889	–
Add: Undistributed earnings allocated to participating securities	6,619	–	5,204	–
Reallocation of undistributed earnings to participating securities	(296)	–	(3,645)	–
Net income (loss) attributable to common stockholders - diluted	29,204	(7,608)	21,380	(17,749)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	48,467,885	49,828,361	48,949,706	49,727,385
Potentially dilutive common shares:
Series A Preferred Stock	9,589,041	–	–	–
Restricted stock units	728,936	–	598,328	–
Employee stock options	21,624	–	–	–
Series A Warrants	310,367	–	103,456	–
Series B Warrants	31,506,849	–	10,502,283	–
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	90,624,702	49,828,361	60,153,773	49,727,385

Basic net income (loss) per common share	$0.63	$(0.15)	$0.51	$(0.36)
Diluted net income (loss) per common share	$0.32	$(0.15)	$0.36	$(0.36)

Anti-dilutive potential common shares excluded from the computation of diluted net income (loss) per common share:
Equity-based incentive awards	191,312	442,864	310,083	442,864
Series A warrants	–	–	–	–
Series B warrants	68,493,151	–	68,493,151	–
Total	68,684,463	442,864	68,803,234	442,864

4. PATENTS

Acacia’s only identifiable intangible assets at September 30, 2020 and December 31, 2019 are patents and patent rights. Patent-related accumulated amortization totaled $326,296,000 and $322,774,000 as of September 30, 2020 and December 31, 2019, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from three to fifty-five months. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of September 30, 2020:

For the years ending December 31,
(In thousands)
Remainder of 2020	$1,158
2021	4,451
2022	4,451
2023	4,376
2024	3,005
Thereafter	630
Patents, net	$18,071

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

During the three months ended June 30, 2020, Acacia exercised 154,312 warrants of the total 1,120,432 Veritone common stock purchase warrants at a price of $13.61 per warrant, and then sold the 154,312 shares of Veritone stock received at $17.23 per share, and recorded a realized gain of $554,000. At September 30, 2020, the fair value of the 966,120 remaining warrants held by Acacia totaled $982,000.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020 and 2019, the accompanying condensed consolidated statements of operations reflected the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Change in fair value of investment, warrants	$(3,081)	(3,216)	$225	$(822)
Change in fair value of investment, common stock	–	(1,050)	3,479	10,444
Gain on sale of investment, warrants	–	–	554	–
Loss on sale of investment, common stock	–	(915)	(3,316)	(8,147)
Net realized and unrealized gain (loss) on investment at fair value	$(3,081)	$(5,181)	$942	$1,475

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

The Company leased a facility under an operating lease agreement (the “Old Lease”), the term of which ended on January 31, 2020. The Company ceased using the facility in December 2018 and the subleased the facility for the remainder of the Old Lease term. All sublease income under the Old Lease was received and recorded in 2019. No sublease income on the Old Lease was recognized in 2020.

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

Operating lease costs, net of sublease income, were $174,000 and $96,000 for the three months ended September 30, 2020 and 2019, respectively. Operating lease costs, net of sublease income, were $459,000 and $301,000 for the nine months ended September 30, 2020 and 2019, respectively.

The table below presents aggregate future minimum payments due under the New Lease and the New York Office Lease discussed above, reconciled to lease liabilities included in the condensed consolidated balance sheet as of September 30, 2020:

Operating Leases
(In thousands)
2020	$144
2021	589
2022	370
2023	364
2024	218
Total minimum payments	$1,685
Less: short-term lease liabilities	(584)
Long-term lease liabilities	$1,101

Other Matters

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s condensed consolidated financial position, results of operations or cash flows.

On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”) filed a lawsuit in Delaware Chancery Court against the Company, Acacia Research Group, LLC, and Monarch Networking Solutions LLC (collectively, the “Acacia Entities”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. The Acacia Entities maintain that Slingshot’s allegations are baseless, that Ms. Wolanyk had no involvement in the acquisition, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.

In a separate case, on December 6, 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in an amount to be determined.

During the nine months ended September 30, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $308,000, net of prior accruals. During the nine months ended September 30, 2019, operating expenses included expenses for settlement and contingency accruals totaling $175,000. At September 30, 2020, our contingency accruals totaled $1.4 million.

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

8. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements - Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12 Income Taxes (Topic 740) — Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. Management is currently evaluating the impact that the amendments in this update will have on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13,Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update will be effective for the Company in fiscal year 2023, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update will have on the Company’s condensed consolidated financial statements.

9. FAIR VALUE DISCLOSURES

Acacia holds the following types of financial instruments at September 30, 2020 and December 31, 2019.

Trading securities - debt. Debt securities include corporate bonds with fair value that is determined by third party quotations from outside pricing services and/or computerized pricing models, which may be based on transactions, bids or estimates. Acacia classifies the fair value of corporate bonds within Level 2 of the valuation hierarchy.

Trading securities - equity. Equity securities include investments in public companies’ common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy.

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

10. SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK

On November 18, 2019, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Starboard Value LP (“Starboard”) and the investors set forth in the Securities Purchase Agreement (the “Buyers”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock to the Buyers. The Securities Purchase Agreement also established the terms of certain senior secured notes (the “Notes”) and Series B Warrants that may be issued to the Buyers on a subsequent date. Refer to Notes 11 and 12 for additional information regarding the issuance of the Series A and Series B Warrants.

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

Holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the periods of May 15, 2021 through August 15, 2021 and May 15, 2022 through August 15, 2022, provided that the Company has not issued at least $50.0 million aggregate principal of Notes to the Buyers pursuant to the Securities Purchase Agreement. Holders also have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of November 15, 2024 through February 15, 2025. Additionally, holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock upon the occurrence of (i) a change of control or (ii) various other triggering events, such as the suspension from trading or delisting of the Company’s common stock. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the holders, the redemption price may include a make-whole amount or a stated premium, depending on the redemption scenario.

The Company may redeem all, and not less than all, of the Series A Redeemable Convertible Preferred Stock (i) upon a change of control or (ii) during the period of May 15, 2022 through August 15, 2022, provided that the Company has not issued at least $50.0 million aggregate principal of the Notes, and assuming certain conditions of the common stock have been met. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the Company, the redemption price would include a make-whole amount or a 15% premium depending on the circumstances.

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

When the Company issues Notes, the Holder may exchange the Series A Redeemable Convertible Preferred Stock for (i) Notes and (ii) Series B Warrants to purchase common stock.

The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of an approved investment (an investment to be identified and approved by each of the Company and Starboard), the dividend rate will increase to 8.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. The Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. There are no accrued and unpaid dividends as of September 30, 2020.

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

The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion was $0.7 million and $2.0 million, respectively, for the three and nine months ended September 30, 2020.

In connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company executed a Registration Rights Agreement with Starboard and the Buyers, and a Governance Agreement with Starboard and certain affiliates of Starboard. Under the Registration Rights Agreement, the Company agreed to provide certain registration rights with respect to the Series A Redeemable Convertible Preferred Stock and shares of Common Stock issued upon conversion. In accordance with the Governance Agreement, the Company agreed to (i) increase the size of the Board of Directors from six to seven members, (ii) appoint a director of the Company, (iii) grant Starboard and its affiliates the right to recommend two additional directors for appointment to the board, (iv) form a Strategic Committee of the Board tasked with sourcing and performing due diligence on potential acquisition targets, (v) appoint certain directors to the Strategic Committee, and (vi) appoint a director to the Nominating and Corporate Governance Committee.

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the accompanying condensed consolidated statements of operations. As of September 30, 2020, the fair value of the Series A embedded derivative was $25.7 million.

11. SERIES A WARRANTS

On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued detachable Series A Warrants to acquire up to 5,000,000 shares of common stock at a price of $3.65 per share (subject to certain antidilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. As of September 30, 2020, the Series A Warrants have not been exercised.

The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in the condensed consolidated statements of operations in other income (expense) in the accompanying condensed consolidated statements of operations. As of December 31, 2019, the fair value of the Series A Warrants was $3.6 million. As of September 30, 2020, the fair value of the Series A Warrants was $5.6 million.

The Series A Warrants are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

12. SERIES B WARRANTS

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price (subject to certain price-based anti-dilution adjustments) of either (i) $5.25 per share, if exercising by cash payment, within 30 months from the issuance date (i.e., August 25, 2022); or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. The Series B Warrants expire on November 15, 2027.

In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. Refer to Note 13 for additional information on the modifications to Series A Redeemable Convertible Preferred Stock and Series B Warrants. As of September 30, 2020, the Series B Warrants have not been exercised.

The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in the condensed consolidated statements of operations in other income (expense). As of September 30, 2020, the fair value of the Series B Warrants was $42.8 million.

The Series B Warrants are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

13. SENIOR SECURED NOTES

Pursuant to the Securities Purchase Agreement dated November 18, 2019 with Starboard and the Buyers, on June 4, 2020, the Company issued $115 million in Notes to the Buyers. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard (the “Supplemental Agreement”), pursuant to which the Company agreed to redeem $80 million aggregate principal amount of the Notes by September 30, 2020, and $35 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10% per annum. The Notes include certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of Starboard, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of Series B Warrants.

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

The New Notes bear interest at a rate of 6.00% per annum and will mature on December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and therefore the Company has agreed to redeem $80 million principal amount of the New Notes by September 30, 2020 (the “Initial Redemption Date”) and $35 million principal amount of the New Notes by December 31, 2020 (the “Final Redemption Date”), and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and among the Company, Starboard and the Buyers.

Because the New Notes will be settled within twelve months pursuant to their terms, they are classified as current liabilities on the balance sheet. The Company capitalized $4.6 million in lender fees and $0.5 million in other issuance costs associated with the issuance of the Notes. The $4.6 million of lender fees are recognized as long term deferred debt issuance cost and will be amortized to interest expense until November 15, 2027, the maturity date of Series A Redeemable Convertible Preferred Stock. The $0.5 million issuance costs are recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. There is $1.7 million accrued and unpaid interest on the New Note as of September 30, 2020.

The Initial Redemption Date was subsequently extended by the parties to November 9, 2020 and the Final Redemption Date was extended to January 15, 2021.

Modifications to Series A Redeemable Convertible Preferred Stock and Series B Warrants

The June 4, 2020 Supplemental Agreement also provided for (i) a waiver of increased dividends under the original terms of the Series A Preferred Stock that would have otherwise accrued due to the Company’s use of the $35 million proceeds received from Starboard and the Buyers upon the issuance of the Series A Redeemable Convertible Preferred Stock in November 2019, (ii) the replacement of original optional redemption rights for the Series A Redeemable Convertible Preferred Stock provided to both the Company and the holders that otherwise would have been nullified through the issuance of the Notes, and (iii) an amendment to the terms of the previously issued Series B Warrants to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration of the Series B Warrants on November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms.

We analyzed the amendments to the Series A Redeemable Convertible Preferred Stock and determined that the amendments were not significant. Therefore, the amendments are accounted for as a modification on a prospective basis.

The incremental fair value of the Series B Warrants associated with their modification in connection with the issuance of the Notes is $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the three and nine months ended September 30, 2020, respectively, $532,000 and $697,000 were amortized to interest expense. As of September 30, 2020, $632,000 is remaining to be amortized until the Final Redemption Date of January 15, 2021.

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

On June 4, 2020, the Company executed the Transaction Agreement between Link Fund Solutions Limited, Seller, and the Company. Pursuant to the Transaction Agreement, the Company will purchase from Seller and Seller will transfer to the Company the specified equity securities of all Portfolio Companies at set prices at various future dates. The transfer dates will vary among the Portfolio Companies as the Transaction Agreement gives the Company the exclusive right to determine when to call for transfer of each security, and because each Portfolio Company (or its existing equity holders) may be required to approve the transfer due to rights of first refusals and other company-specific terms and conditions. Thus, the execution of the Transaction Agreement resulted in forward contracts for the Company to purchase equity securities in each public and private company at a specified price on a future date.

In accordance with the Transaction Agreement, the Company transferred the total purchase price of £223.9 million into an escrow account. As each of the equity securities in the Portfolio are transferred to the Company, the associated funds will be released from the escrow account to Seller based on the consideration amount assigned to the equity securities in the Transaction Agreement.

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

During the three months ended September 30, 2020, Seller returned a total of £4.5 million of the Company’s prepaid investment upon the failure to obtain the approval of the existing equity holders, pursuant to their rights of first refusals, of one of the Portfolio Companies in connection with the transfer of its securities. In addition, due to an ownership restriction applicable to one of the Portfolio Companies, the Company sold a small portion of an equity securities derivative for £33,000 before the remaining shares of such Portfolio Company could be transferred to us. The Company recognized a net gain of $2.8 million related to the returned prepaid investments and sale of the derivative.

Changes in the fair value of Acacia’s investment in the Portfolio Companies are recorded as unrealized gains or losses in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2020 and 2019, the accompanying condensed consolidated statements of operations reflected the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Change in fair value of trading securities - LF Fund public securities	$3,403	$–	$2,334	$–
Change in fair value of equity securities derivative	10,651	–	17,542	–
Change in fair value of equity securities - LF Fund private securities	80,896	–	80,896	–
Change in fair value of equity securities forward contract	(74,662)	–	–	–
Gain (loss) on sale of trading securities - LF Fund public securities	1,908	–	(4,202)	–
Gain on sale of prepaid investment and derivative	2,845	–	2,845	–
Net realized and unrealized gain on investment in LF Fund securities	$25,041	$–	$99,415	$–

15. SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q for the three months ended September 30, 2020, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item 1A of this Report.

General

As used in this Quarterly Report on Form 10-Q, “we” “us” “our” and “Company” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly and majority-owned and controlled operating subsidiaries, and/or where applicable, its management. All IP acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly and majority-owned and controlled operating subsidiaries.

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

We have a proven track record of licensing and enforcement success with over 1,580 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. To date, we have generated gross licensing revenue of approximately $1.6 billion, and have returned more than $796 million to our patent partners.

Our team’s expertise in identifying and evaluating complex IP, and in developing and cultivating long-term business relationships, provides us a unique window into innovation and technological advancement. We are increasing our efforts to leverage our expertise and experience to create new avenues and monetize our existing IP assets, which we believe will lead to increased stockholder value. We intend to leverage our experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities.

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

During the nine months ended September 30, 2020, we acquired four new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, and (iv) internet search, advertising and cloud computing technology. The patents and patent rights acquired in 2020 have estimated economic useful lives of approximately five years. In fiscal year 2019, we acquired five patent portfolios.

Starboard Securities

In 2019, as part of its strategy to grow, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard and the Buyers, or the Securities Purchase Agreement, pursuant to which the Buyers purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35,000,000, and warrants to purchase up to 5,000,000 shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes, or Notes, and additional warrants, or the Series B Warrants, which may be issued to the Buyers in the future. Refer to Notes 2, 10, 11 and 12 to the condensed consolidated financial statements elsewhere herein for more information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with the Buyers’ investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board of Directors. The investment by the Buyers is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”

On February 14, 2020, the Company’s stockholders approved, for purposes of Nasdaq Rules 5635(b) and 5635(d), as applicable, (i) the voting of the Series A Preferred Stock on an as-converted basis and (ii) the issuance of the maximum number of shares of common stock issuable in connection with the potential future (A) conversion of the Series A Preferred Stock and (B) exercise of the Series A and Series B Warrants, in each case, without giving effect to the exchange cap set forth in the Series A Preferred Stock Certificate of Designations and in the Series A Warrants, issued pursuant to the Securities Purchase Agreement dated November 18, 2019. Refer to Notes 10 and 11 to the condensed consolidated financial statements elsewhere herein for additional information. The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock by 200,000,000 shares, from 100,000,000 shares to 300,000,000 shares.

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. Refer to Note 12 to the condensed consolidated financial statements elsewhere herein for additional information.

Pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, on June 4, 2020, the Company issued $115 million in Notes to the Buyers. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard, or the Supplemental Agreement, through which, the Company agreed to redeem $80 million aggregate principal amount of the Notes by September 30, 2020, and $35 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10% per annum. The Notes outlined certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of the holders, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of the Series B Warrants.

On June 30, 2020, the Company entered into an Exchange Agreement, or the Exchange Agreement, with Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, or Merton and Starboard, on behalf of itself and on behalf of the Buyers, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount for new senior notes, or the Notes, issued by Merton having an aggregate outstanding original principal amount of $115 million. The New Notes bear interest at a rate of 6.00% per annum and will mature December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and therefore the Company has agreed to redeem $80 million principal amount of the New Notes by September 30, 2020, or the Initial Redemption Date, and $35 million principal amount of the New Notes by December 31, 2020, or the Final Redemption Date, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and between the Company, Starboard and the Buyers. The Initial Redemption Date was subsequently extended by the parties to November 9, 2020 and the Final Redemption Date was extended to January 15, 2021. Refer to Note 13 to the condensed consolidated financial statements elsewhere herein for additional information.

LF Equity Income Fund Portfolio Investment

On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, or Seller, to purchase equity securities in a portfolio of public and private companies, or Portfolio Companies, for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.

On June 4, 2020, the Company executed the Transaction Agreement between Link Fund Solutions Limited, or Link, Seller, and the Company. Pursuant to the Transaction Agreement, the Company will purchase from Seller and Seller will transfer to the Company the specified equity securities of all Portfolio Companies at set prices at various future dates. In accordance with the Transaction Agreement, the Company transferred the total purchase price of £223.9 million into an escrow account. As each of the equity securities in the Portfolio are transferred to the Company, the associated funds will be released from the escrow account to Seller based on the consideration amount assigned to the equity securities in the Transaction Agreement.

The Transaction Agreement includes an initial consideration amount for each of the equity securities as noted above, which represents the amount of cash that will be withdrawn from the escrow account upon the transfer of each security to the Company. Refer to Note 14 to the condensed consolidated financial statements elsewhere herein for additional information.

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

Revenues for the nine months ended September 30, 2020 and 2019 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Semiconductor and Memory-Related technology(1)
•	Internet search, advertising and cloud computing technology (1)	•	Speech codecs used in wireless and wireline systems technology(1)(2)
•	Internet radio ad placement(1)	•	Super Resolutions Microscopy technology(1)(2)
•	MIPI DSI technology(1)	•	Video Conferencing technology(1)(2)
__________________________
(1) Licensing and enforcement program generating revenue during the nine months ended September 30, 2020.
(2) Licensing and enforcement program generating revenue during the nine months ended September 30, 2019.

Summary of Consolidated Results of Operations - Overview

For the Three months Ended September 30, 2020 and 2019

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2020	2019	$ Change	% Change		2020	2019	$ Change	% Change

	(In thousands, except percentage change values)
Revenues	$19,466	$1,711	$17,755	1,038%		$25,399	$10,558	$14,841	141%
Operating costs and expenses	22,248	6,816	15,432	226%		38,498	26,542	11,956	45%
Operating loss	(2,782)	(5,105)	2,323	(46%	)	(13,099)	(15,984)	2,885	(18%	)
Other income (expense), net	41,213	(2,503)	43,716	1,747%		45,047	(1,456)	46,503	3,194%
Income (loss) before provision for income taxes	38,431	(7,608)	46,039	605%		31,948	(17,440)	49,388	283%
Provision for income taxes	(83)	–	(83)	n/a		1,257	(323)	1,580	(489%	)
Net income (loss) attributable to Acacia Research Corporation	38,348	(7,608)	45,956	604%		33,205	(17,749)	50,954	287%

Results of Operations - Three months ended September 30, 2020 compared with the three months ended September 30, 2019

Revenues increased $17.8 million to $19.5 million for the three months ended September 30, 2020, as compared to $1.7 million in the comparable prior year quarter, primarily due to an increase in revenues from the new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Income before provision for income taxes was $38.4 million for the three months ended September 30, 2020, as compared to a loss of $7.6 million for the three months ended September 30, 2019. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

• Paid-up revenue increased $18.2 million due to increase in revenue from newly executed licensing agreements during the quarter, offset by decrease of $0.4 million in recurring revenue that provides for quarterly sales-based license fees. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

• Inventor royalties and contingent legal fees, on a combined basis, increased $11.6 million, from $0.8 million to $12.4 million, primarily due to increase in revenues as describe above.

• Litigation and licensing expenses - patents increased $14,000, from $1,001,000 to $987,000, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation.

• Amortization expense increased $0.3 million, from $0.9 million to $1.2 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2019 and 2020.

• Other portfolio income decreased $0.5 million, due to reversal of expenses for settlement and contingency accruals recorded in the comparable prior year quarter.

• General and administrative expenses, excluding non-cash stock compensation, increased $2.9 million, from $4.3 million to $7.2 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses, including $1.6 million in legal and advisory fees related to our LF Equity Income Fund Portfolio Investment.

• Net non-cash stock compensation expense increased $0.2 million, from $0.3 million to $0.5 million, primarily due to stock grants issued to employees and the Board of Directors in 2019 and 2020.

• Unrealized loss on our equity investment in Veritone, Inc., or Veritone, decreased from an unrealized loss of $4.3 million for the three months ended September 30, 2019 to an unrealized loss of $3.1 million for the three months ended September 30, 2020. There was no realized gain or loss on our equity investment in Veritone for the three months ended September 30, 2020, as compared to a realized loss of $0.9 million for the three months ended September 30, 2019. Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

• Unrealized gain or loss from trading securities and other equity securities increased from an unrealized loss of $0.5 million for the three months ended September 30, 2019 to an unrealized gain of $20.5 million for the three months ended September 30, 2020. Refer to Notes 2 and 14 to the condensed consolidated financial statements elsewhere herein for additional information.

• Realized gain from sale of our trading securities increased from a gain of $0.2 million for the three months ended September 30, 2019 to a gain of $2.7 million for the three months ended September 30, 2020. We also recognized a net gain of $2.8 million related to returned prepaid investments and the sale of an equity security derivative. Refer to Notes 2 and 14 to the condensed consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities and LF Equity Income Fund Portfolio Investment.

• Interest income and other decreased $1.0 million from a net income of $1.0 million for the three months ended September 30, 2019 to a net income of $10,000 for the three months ended September 30, 2020, mainly due to decrease in interest income from our investment in trading securities. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

• We incurred interest expense of $2.4 million during the quarter from the Notes issued in June 2020. Refer to Note 13 to the condensed consolidated financial statements elsewhere herein for additional information regarding the Notes.

• Loss on foreign currency exchange decreased $58,000 from a loss of $106,000 for the three months ended September 30, 2019 to a loss of $48,000 for the three months ended September 30, 2020.

• We incurred an unrealized net gain of $20.7 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the three months ended September 30, 2020. Refer to Notes 10, 11 and 12 to the condensed consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

Results of Operations - Nine months ended September 30, 2020 compared with the nine months ended September 30, 2019

Revenues increased $14.8 million to $25.4 million for the nine months ended September 30, 2020, as compared to $10.6 million in the comparable prior year period, primarily due to increase in revenues from the new agreements executed during the current year period. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Income before provision for income taxes was $31.9 million for the nine months ended September 30, 2020, as compared to a loss of $17.4 million for the nine months ended September 30, 2019. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

• Paid-up revenue increased $18.4 million due to increase in newly executed licensing, offset by a decrease of $3.6 million in recurring revenue due to a decrease in revenue provided by quarterly sales-based license fees agreements, during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

• Inventor royalties and contingent legal fees, on a combined basis, increased $8.4 million, from $5.3 million to $13.7 million, primarily due to increase in revenues as describe above.

• Litigation and licensing expenses - patents decreased $3.1 million, from $6.6 million to $3.5 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

• Amortization expense increased $1.2 million, from $2.3 million to $3.5 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2019 and 2020.

• Other portfolio expenses decreased $0.5 million, from an expense of $0.2 million to an income of $0.3 million, primarily due to reversal of expenses for settlement and contingency accruals recorded in the third quarter of 2018.

• General and administrative expenses, excluding non-cash stock compensation, increased $5.5 million, from $11.3 million to $16.8 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses, including $1.9 million in legal and advisory fees related to our LF Equity Income Fund Portfolio Investment.

• Net non-cash stock compensation expense increased $0.4 million, from $0.8 million to $1.2 million, primarily due to stock grants issued to employees and the Board of Directors in 2019 and 2020.

• Unrealized gain or loss on our equity investment in Veritone, decreased from an unrealized gain of $9.6 million for the nine months ended September 30, 2019 to an unrealized gain of $3.7 million for the nine months ended September 30, 2020. Realized loss on our equity investment in Veritone decreased from a loss of $8.1 million for the nine months ended September 30, 2019 to a loss of $2.8 million for the nine months ended September 30, 2020. Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

• Unrealized gain or loss from trading securities and other equity securities increased from an unrealized gain of $0.1 million for the nine months ended September 30, 2019 to an unrealized gain of $99.4 million for the nine months ended September 30, 2020.

• Realized loss from sale of our trading securities increased $4.5 million from a gain of $0.2 million for the nine months ended September 30, 2019 to a loss of $4.3 million for the nine months ended September 30, 2020. We also recognized a net gain of $2.8 million related to returned prepaid investments and the sale of an equity security derivative. Refer to Notes 2 and 14 to the condensed consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities and LF Equity Income Fund Portfolio Investment.

• Interest income and other decreased $2.2 million, from a net income of $3.0 million for the nine months ended September 30, 2019 to a net income of $0.8 million for the nine months ended September 30, 2020, mainly due to decrease in interest income from our investment in trading securities. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities

• We incurred interest expense of $3.2 million for the nine months ended September 30, 2020 from the Notes issued in June 2020. Refer to Note 13 to the condensed consolidated financial statements elsewhere herein for additional information regarding the Notes.

• Loss on foreign currency exchange increased $4.8 million from a loss of $0.1 million for the nine months ended September 30, 2019 to a loss of $4.9 million for the nine months ended September 30, 2020, primarily from our transaction related to the LF Income Equity Fund securities. Refer to Note 14 to the condensed consolidated financial statements elsewhere herein for additional information.

• We incurred an unrealized net loss of $46.6 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the nine months ended September 30, 2020. Refer to Notes 10, 11, 12 and 13 to the condensed consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

Revenues and Pretax Net Loss

Revenue for the periods presented included the following:

	Three Months Ended					Nine Months Ended
	September 30,		Change			September 30,		Change
	2020	2019	$	%		2020	2019	$	%

Revenues (in thousands, except percentage change values)	$19,466	$1,711	$17,755	1,038%		$25,399	$10,558	$14,841	141%
New agreements executed	3	3	–	0%		11	4	7	175%
Licensing and enforcement programs generating revenues	5	4	1	25%		8	4	4	100%
Licensing and enforcement programs with initial revenues	1	–	1	n/a		2	–	2	n/a
New patent portfolios	–	2	(2)	(100%	)	4	5	(1)	(20%	)

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding our revenue concentrations for the periods presented herein.

Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentage change values)

Income (loss) before provision for income taxes	$38,431	$(7,608)	$46,039	605%	$31,948	$(17,440)	$49,388	283%

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

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentage change values)

Inventor royalties	$5,772	$776	$4,996	644%	$6,843	$4,752	$2,091	44%
Contingent legal fees	6,609	35	6,574	18,783%	6,855	587	6,268	1,068%

Litigation and Licensing Expenses - Patents

For the three months ended September 30, 2020, litigation and licensing expenses-patents increased $14,000, or 1%. For the nine months ended September 30, 2020, litigation and licensing expenses-patents decreased $3.1 million, or 47%. The decrease for the nine months period was due to a net decrease in litigation support and third-party technical consulting expenses, as compared to the same nine months period in the prior year.

Amortization of Patents

For the three months ended September 30, 2020, amortization expense increased $0.3 million, or 36%, as compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, amortization expense increased $1.2 million, or 51%, as compared to the nine months ended September 30, 2019. These increases were due to our new patents acquired in 2019 and 2020.

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$1,001	$987	$14	1%	$3,497	$6,643	$(3,146)	(47%	)
Amortization of patents	1,174	863	311	36%	3,522	2,337	1,185	51%

Operating Expenses

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(In thousands, except percentage change values)

General and administrative expenses	$7,204	$4,330	$2,874	66%	$16,846	$11,295	$5,551	49%
Non-cash stock compensation expense - G&A	488	300	188	63%	1,243	753	490	65%
Total general and administrative expenses	$7,692	$4,630	$3,062	66%	$18,089	$12,048	$6,041	50%

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2020 vs. 2019	2020 vs. 2019
	(In thousands)

Personnel costs and board fees	$(429)	$(556)
Variable performance-based compensation costs	65	1,440
Corporate, general and administrative costs	3,239	4,798
Non-cash stock compensation expense	188	490
Non-recurring employee severance costs	(1)	(131)
Total change in general and administrative expenses	$3,062	$6,041

The increases in corporate, general and administrative costs were primarily due to higher legal and business development related expenses, including legal and advisory fees related to our LF Equity Income Fund Portfolio Investment. The increase in variance performance-based compensation costs were primarily due to higher performance-based compensation accruals. The changes in non-cash stock compensation expense were primarily due to stock grants issued to employees and the Board of Directors in the quarters ended June 30, 2019, September 30, 2019, and June 30, 2020.

Other Operating Income (Expense)

Change in Fair Value of Investment, net

Acacia’s investment in Veritone is recorded at fair value, and marked to market at each balance sheet date, with changes in fair value, primarily based on changes in Veritone's stock price, reflected in the statements of operations each period. Results for the three and nine months ended September 30, 2020 included an unrealized loss totaling $3.1 million and an unrealized gain totaling $3.7 million, respectively, on our investment in Veritone. Results for the three and nine months ended September 30, 2019 included unrealized losses totaling $4.3 million and unrealized gain totaling $9.6 million, respectively, on our investment in Veritone. Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020		2019

Income taxes (in thousands)	$(83)	$–	$1,257		$(323)
Effective tax rate	0%	0%	(4%	)	(2%	)

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

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents, trading securities, and restricted cash totaled $222.0 million at September 30, 2020, compared to $203.3 million at December 31, 2019.

The net change in cash, cash equivalents and restricted cash for the periods presented was comprised of the following:

	Nine Months Ended
	September 30,
	2020	2019

	(In thousands)
Net cash provided by (used in):
Operating activities	$5,549	$(846)
Investing activities	(9,815)	(61,181)
Financing activities	109,471	79
Increases (decrease) in cash and cash equivalents and restricted cash	$105,205	$(61,948)

Cash Flows from Operating Activities

Cash receipts from licensees for the nine months ended September 30, 2020 decreased $16.5 million to $25.6 million, as compared to $42.1 million in the comparable 2019 period, mainly due to the timing on cash collected from accounts receivables in prior year.

Cash inflows from operations for the nine months ended September 30, 2020 increased $6.3 million to $5.5 million, as compared to a net outflow of $0.8 million in the comparable 2019 period, primarily due to cash receipts from revenue during the nine months in the current year period, and higher royalty and contingent legal fees paid in the same period last year. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities

Cash flows from investing activities and related changes were comprised of the following for the periods presented:

	September 30,
	2020	2019
	(In thousands)

Patent acquisition costs	$(13,780)	$(4,420)
Sale of investment at fair value(1)	1,460	6,260
(Purchase) Sale of other investments(1)	–	2,000
Net sale (purchase) of trading securities	282,946	(64,902)
Purchases of prepaid investment	(276,275)	–
Equity securities derivative and forward contract acquisition cost	(3,989)	–
Purchases of property and equipment	(177)	(119)
Net cash used in investing activities	$(9,815)	$(61,181)

_________________

(1) Refer to Note 5 to the condensed consolidated financial statements elsewhere herein for additional information

Cash Flows from Financing Activities

Cash flows from financing activities and related changes were comprised of the following for the periods presented:

	Nine Months Ended
	September 30,
	2020	2019
	(In thousands)

Repurchase of common stock	$(3,998)	$–
Dividend on Series A Redeemable Convertible Preferred Stock	(1,120)	–
Issuance of Senior Secured Notes, net of lender fee	110,437	–
Senior Secured Notes issuance costs paid to other parties	(496)	–
Issuance of Series B warrants	4,600	–
Proceeds from exercise of stock options	48	79
Net cash provided by financing activities	$109,471	$79

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

During the six months ended June 30, 2020, we repurchased 1,684,537 shares at an average price of $2.37 per share for $3,999,000. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Refer to Note 7 to the condensed consolidated financial statements elsewhere herein for additional information regarding our stock repurchases in 2020.

Starboard Investment

On November 18, 2019, the Company entered into the Securities Purchase Agreement with Starboard and the Buyers pursuant to which the Buyers purchased (i) 350,000 shares of Series A Preferred Stock at an aggregate purchase price of $35,000,000, and Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock.

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million.

On June 4, 2020, pursuant to the Securities Purchase Agreement signed in November 2019, the Company issued $115 million in Notes to the Buyers. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10% per annum.

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

Refer to Notes 2, 10, 11, 12 and 13 to the condensed consolidated financial statements and elsewhere herein for more information related to the Starboard Securities.

Working Capital

Working capital at September 30, 2020 increased to $227.7 million, as compared to $160.1 million at December 31, 2019. Consolidated accounts receivable from licensees decreased to $0.3 million at September 30, 2020, compared to $0.5 million at December 31, 2019. Accounts payable, accrued expenses and accrued compensation increased to $10.2 million at September 30, 2020, from $9.5 million at December 31, 2019. Consolidated royalties and contingent legal fees payable increased to $14.2 million at September 30, 2020, from $2.2 million at December 31, 2019.

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

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited condensed consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report. In addition, as set forth in Note 2 to the condensed consolidated financial statements included in this report, certain accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Recently Adopted Accounting Pronouncements

Refer to Note 8 to the condensed consolidated financial statements elsewhere herein for additional information regarding our recently adopted accounting pronouncements for the periods presented herein.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

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

During the quarter ended June 30, 2020, we sold all of our investment in debt trading securities, comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying condensed consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in “Trading securities – debt” in the accompanying condensed consolidated balance sheets).

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

As of September 30, 2020 and December 31, 2019, the carrying value of our common stock and warrants, including equity securities forward contract and derivatives, in public and private companies was $159.6 million and $18.6 million, respectively.

We record our common stock and warrant investments in publicly traded companies at fair value, which are subject to market price volatility. As of September 30, 2020, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $0.3 million in the fair value of our equity warrant investments in Veritone and a decrease of approximately $4.3 million in our other equity investments. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.

Item 4. Controls and Procedures

(i). Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2020) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed a lawsuit in Delaware Chancery Court against the Company, Acacia Research Group, LLC, and Monarch Networking Solutions LLC, or collectively, the Acacia Entities, Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. The Acacia Entities maintain that Slingshot’s allegations are baseless, that Ms. Wolanyk had no involvement in the acquisition, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.

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

ACACIA RESEARCH CORPORATION

Date: November 9, 2020	/s/ Clifford Press
By: Clifford Press
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

Date: November 9, 2020	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer
(Principal Financial Officer)

