Form 10-K
period 2020-12-31
ACACIA RESEARCH CORP
filed 2021-03-29
CIK 934549

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO __________.

Commission File Number 001-37721

____________________

(Exact name of registrant as specified in its charter)

DELAWARE	95-4405754
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

767 3RD AVENUE, SUITE 602
NEW YORK, NY	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 480-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	ACTG	The NASDAQ Stock Market, LLC

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the company has filed an attestation report regarding management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accountants that audited the company’s financial statements. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $199,263,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.

As of March 24, 2021, 49,279,453 shares of common stock were issued and outstanding.

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

FISCAL YEAR ENDED DECEMBER 31, 2020

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, or the annual report, “we,” “us,” and “our” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries. All patent portfolio investments, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

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

ITEM 1. BUSINESS

General

Acacia Research Corporation (the “Company”, “we”, or “us”) acquires businesses and operating assets that we believe to be undervalued and where we believe we can leverage our resources and skill sets to realize and unlock value. We leverage our (i) access to flexible capital that can be deployed unconditionally, (ii) expertise in corporate governance and operational restructuring, (iii) willingness to invest in out of favor industries and businesses that suffer from a complexity discount and untangle complex, multi-factor situations, and (iv) expertise and relationships in certain sectors, to complete strategic acquisitions of businesses, divisions, and/or assets with a focus on mature technology, healthcare, industrial and certain financial segments. We seek to identify opportunities where we believe we are advantaged buyers, where we can avoid structured sale processes and create the opportunity to purchase businesses, divisions and/or assets of companies at an attractive price due to our unique capabilities, relationships, or expertise, or where we believe the target would be worth more to us than to other buyers.

We operate our business based on three key principles of People, Process and Performance and have built a management team with identified expertise in Research, Execution and Operation of our targeted acquisitions.

We utilized these skill sets and resources to acquire a portfolio of equity securities of life science businesses (the “Portfolio Companies”) in June 2020. As of December 31, 2020, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.

We also operate our legacy business of investing in intellectual property, or IP, and related absolute return assets and engaging in the licensing and enforcement of patented technologies. We partner with inventors and patent owners, from small entities to large corporations, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, and facilitating efficiency in connection with the monetization of patent assets.

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

We have established a proven track record of licensing and enforcement success with over 1,590 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of over $1.6 billion, and have returned more than $797 million to our patent partners.

For further details of the development of our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2019, which is incorporated herein by reference.

Corporate Information

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999. Our website address is www.acaciaresearch.com. Reference in this annual report to this website address does not constitute incorporation by reference of the information contained on or accessed through our website and references to our website address in this annual report are inactive textual references only. We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to the foregoing reports, available free of charge on or through our website as soon as reasonably practicable after we file these reports with, or furnish such reports to, the SEC. In addition, we post the following information on our website:

•	our code of conduct for chief executive officer and other senior officers;

•	our code of conduct for employees and directors and our fraud policy;

•	our insider trading policy; and

•	charters for our audit committee, nominating and corporate governance committee and compensation committee.

Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

Patent Licensing and Enforcement Business

We are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio, or purchasing the patent portfolio outright. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.

We have the flexibility to structure arrangements to address the needs and specific sets of circumstances presented by each of our unique patent partners, ranging from outright purchases to various forms of partnering arrangements.

Generally, we maintain a substantial preferred rate of return until all deployed capital and advanced operational costs are recovered by us. After recovery of these costs, the net profit revenue share with patent partner commences, if applicable.

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

In fiscal year 2019 and 2020, the Company experienced a number of changes in its outlook and leadership. With new management in place, the focus was on capturing the value of remaining portfolio assets while building the new business pipeline. In addition, we began to pursue other business opportunities which complement our legacy licensing and enforcement business and leverage our IP expertise.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to patent portfolios covering technologies used in a number of industries, including: transportation and automotive, telecommunications, semiconductor, consumer electronics, energy efficiency, wireless, video/imaging and medical devices.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a summary of patent portfolios generating revenues for the applicable periods presented.

Competition

We face intense competition in identifying, evaluating and executing strategic acquisitions from other entities having a business objective similar to ours, including private equity groups and operating businesses seeking strategic acquisitions. We compete with financial firms, corporate buyers and others investing in strategic opportunities and acquiring IP. Many of these competitors may have greater financial and human capital resources than we have. We may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently or in the future may rely upon to generate future revenue.

Employees

As of December 31, 2020, on a consolidated basis, we had 20 full-time employees. Neither we, nor any of our subsidiaries, are a party to any collective bargaining agreement. We believe we have good relations with our employees.

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

We reported a net income of $113.4 million (includes $176.2 million of unrealized gain from trading securities and investment securities and $5.5 million unrealized equity investment gains), and a net loss of $17.1 million (including $9.9 million of unrealized equity investment gains) for the years ended December 31, 2020 and 2019, respectively, and on a cumulative basis, we have sustained substantial losses since our inception. As of December 31, 2020, our accumulated deficit was $326.7 million. As of December 31, 2020, we had approximately $274.6 million in cash and cash equivalents and trading securities and working capital of $332.9 million. Although we believe that our current cash and cash equivalents and investments will be sufficient to finance our anticipated capital and operating requirements for at least the next twelve months, we expect to continue incurring significant legal, general and administrative expenses in connection with our operations. As a result, we anticipate that we may incur losses in the future. Additional increases in our expenses without commensurate increases in revenues could significantly increase our operating losses. Any additional operating losses may have a material adverse effect on our stockholders’ equity and overall financial condition.

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

Our consolidated cash and cash equivalents and trading securities totaled $274.6 million and $168.3 million at December 31, 2020 and 2019, respectively. To date, we have relied primarily upon net cash flows from our operations and from the public and private sale of equity securities to generate the working capital needed to finance our operations. We may encounter unforeseen difficulties with our business or operations in the future that may deplete our capital resources more rapidly than anticipated. As a result, we may be required to obtain additional working capital in the future through bank credit facilities, public or private debt or equity financings, or otherwise. If we are required to raise additional working capital in the future, such financing may be unavailable to us on favorable terms, if at all, or may be dilutive to our existing stockholders. If we fail to obtain additional working capital, as and when needed, such failure could have a material adverse impact on our business, results of operations and financial condition.

Failure to effectively manage our operational changes could strain our managerial, operational and financial resources and could adversely affect our business and operating results.

Operational changes primarily relate to changes in our board of directors and senior management. During 2018, we announced various changes to our board of directors and senior management, including a reconstituted board of directors and the terminations of our President, our Chief Financial Officer, Senior Vice President of Finance and Treasurer and our Executive Vice President, General Counsel and Secretary. We also announced in 2018 the appointment of our new Chief Intellectual Property Officer Marc W. Booth. In 2019 we appointed Clifford Press as our new Chief Executive Officer, and Alfred V. Tobia, Jr. as our new President and Chief Investment Officer. In 2020 we appointed Richard Rosenstein as our new Chief Financial Officer. Changes in leadership and key management positions have inherent risks, and there are no assurances that any of our recent changes will not affect our financial condition.

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

We expect patent-related legal expenses to continue to fluctuate from period to period.

Our patent-related legal expenses may fluctuate based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

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

We may engage in strategic acquisitions of certain assets or businesses that could affect our business, results of operations, financial condition and liquidity.

We intend to execute strategic  acquisitions of businesses with a focus on mature technology, healthcare, industrial and certain financial segments. We intend to leverage our investment and operations experience to identify and pursue such targets. These may include acquisitions of entire companies, business divisions or operating segments of companies or other operating assets, which may at times begin with an initial acquisition of interests in companies. We intend to operate such businesses independently of our IP business.

Such acquisitions inherently involve a number of risks and presents financial, managerial and operational challenges, including:

•	potential disruption of our ongoing business and distraction of management;

•	difficulty with integration of personnel and financial and other systems;

•	hiring additional management and other critical personnel; and

•	increasing the scope, geographic diversity and complexity of our operations.

In addition, we may encounter unforeseen obstacles or costs in the integration of acquired businesses. For example, the presence of one or more material liabilities of an acquired company that are unknown to us at the time of acquisition may have a material adverse effect on our business. We may also opportunistically pursue dispositions of certain assets and businesses, which may involve material amounts of assets or lines of business, which could adversely affect our results of operations, financial condition and liquidity.

In addition, our strategic acquisitions and dispositions may also affect the diversity of our assets and our capital structure. As a result, our acquisitions and dispositions could affect our business, results of operations, financial condition, and liquidity. Further, all the risks associated with our acquisitions and dispositions may not be immediately known to us, and the anticipated benefits of such acquisition or disposition may not be fully realized.

We could recognize losses on our equity securities, including equity securities in the Portfolio Companies.

Factors beyond our control can significantly influence the value of our equity securities, including equity securities in the Portfolio Companies, and can cause potential adverse changes to the value of these securities. Relevant factors include, but are not limited to, fluctuations in market price, changes in our own analysis of the value of the security or instability in the financial markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer. Because of changing economic and market conditions and the financial condition of issuers of the securities, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations.

We may be subject to the risk of becoming an investment company under the Investment Company Act.

We may be subject to the risk of inadvertently meeting the definition of an investment company, which could require us to register as such under the Investment Company Act of 1940, as amended, or the Investment Company Act. Registered investment companies are subject to extensive, restrictive and potentially adverse regulations that impose, among other things, (i) limitations on capital structure, including the incurrence of indebtedness or the issuance of senior securities; (ii) restrictions on specified investments; (iii) prohibitions on transactions with affiliates; and (iv) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations. Registered investment companies are not permitted to operate their business in the manner in which we currently operate and plan to operate our business in the future.

We plan to monitor the value of our investments and structure our operations and transactions to qualify for exclusions under the Investment Company Act or to remain outside of the definition of an investment company. Accordingly, we may structure transactions in a less advantageous manner than if we did not have Investment Company Act concerns, or we may avoid otherwise economically desirable transactions due to those concerns. In addition, adverse developments with respect to our ownership of our operating subsidiaries, including significant appreciation or depreciation in the market value of certain of our publicly traded holdings, could result in our inadvertently becoming an investment company. If it were established that we were required to register as an investment company and failed to do so, there would be a risk, among other material adverse consequences, that we could become subject to monetary penalties or injunctive relief, or both, in an action brought by the SEC and that we would be prohibited from engaging in our business activities. In addition, any contracts that we entered into during the period in which we were deemed to be operating as an unregistered investment company would be unenforceable unless a court were to require enforcement, and a court could appoint a receiver to take control of us and liquidate our business. Our being deemed to be required to register as an investment company could also be an event of default under the terms of Notes that we have issued or may issue in the future or other material contracts.

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

To date, COVID-19 has not had a material effect on our licensing efforts or litigation schedules. Teleconferencing has effectively replaced in-person meetings and, in most cases, courtroom proceedings.

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

For example, the NASDAQ-100 Technology Sector Index (NDXT) had a range of $4,030.77 - $7,563.77 during the 52 weeks ended December 31, 2020 and the NASDAQ Composite Index (IXIC) had a range of $6,860.67 - $12,899.42 over the same period. Over the same period, our common stock fluctuated within a range of $2.01 - $4.25.

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

The issuance of the Starboard Securities (defined below) to Starboard Value LP, or Starboard, and its permitted transferees dilutes the ownership and relative voting power of holders of our common stock and may adversely affect the market price of our common stock.

Pursuant to a Securities Purchase Agreement with Starboard, dated November 18, 2019, the Company sold to Starboard (i) 350,000 shares of its newly designated Series A Preferred Stock and Series A Warrants to purchase up to 5,000,000 shares of common stock in 2019, and (ii) Series B Warrants to purchase up to 100,000,000 shares of common stock in 2020. The investment by Starboard is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”

As of December 31, 2020, the Series A Preferred Stock held by Starboard represents approximately 16% of our outstanding common stock on an as-converted basis. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock to Starboard effectively reduces the relative voting power of the holders of our common stock.

In addition, the conversion and/or exercise of the Starboard Securities into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion or exercise of the Starboard Securities could adversely affect prevailing market prices of our common stock. Pursuant to a customary Registration Rights Agreement with Starboard, we have registered for resale under the Securities Act of 1933 of 130% of the shares of common stock underlying Starboard Securities outstanding as of November 9, 2020. In addition, we have agreed to provide (i) certain demand registration rights with respect to the Starboard Securities and (ii) additional registration rights with respect to the shares of common stock issued upon the conversion or exercise of the Starboard Securities, to the extent not included in previous registration statements. These registrations may facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Starboard of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive office is located in New York, New York, where we lease approximately 4,000 square feet of office space, under a lease agreement that expires in 2022. We also have an office for operational and administrative functions located in Irvine, California, where we lease approximately 8,293 square feet of office space, under a lease agreement that expires in 2024. Our primary operating subsidiary, Acacia Research Group, LLC, and its subsidiaries, are headquartered in Frisco, Texas, where we lease office space under a lease agreement that expires in 2021. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed a lawsuit in Delaware Chancery Court against the Company and Acacia Research Group, LLC, or collectively, the Acacia Entities, Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The Acacia Entities maintain that Slingshot’s allegations are baseless, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.

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

Recent Sales of Unregistered Securities

None.

Stock Repurchase Program

None.

Holders of Common Stock

On March 24, 2021, there were approximately 63 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

General

We acquire businesses and operating assets that we believe to be undervalued and where we believe we can leverage our resources and skill sets to realize and unlock value. We leverage our (i) access to flexible capital that can be deployed unconditionally, (ii) expertise in corporate governance and operational restructuring, (iii) willingness to invest in out of favor industries and businesses that suffer from a complexity discount and untangle complex, multi-factor situations, and (iv) expertise and relationships in certain sectors, to complete strategic acquisitions of businesses, divisions, and/or assets with a focus on mature technology, healthcare, industrial and certain financial segments. We seek to identify opportunities where we believe we are advantaged buyers, where we can avoid structured sale processes and create the opportunity to purchase a company at an attractive price due to our unique capabilities, relationships, or expertise, or where we believe the target would be worth more to us than to other buyers.

We operate our business based on three key principles of People, Process and Performance and have built a management team with identified expertise in Research, Execution and Operation of our targeted acquisitions.

We also operate our legacy business of investing in intellectual property, or IP, and related absolute return assets and engaging in the licensing and enforcement of patented technologies. We partner with inventors and patent owners, from small entities to large corporations, applying our legal and technology expertise to patent assets to unlock the financial value in their patented inventions. We are an intermediary in the patent marketplace, bridging the gap between invention and application, and facilitating efficiency in connection with the monetization of patent assets.

Our IP business generates revenues and related cash flows from the granting of patent rights for the use of patented technologies that our operating subsidiaries control or own. We assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation. We are principals in the licensing and enforcement effort, obtaining control of the rights in the patent portfolio, or control of the patent portfolio outright.

Our business is described more fully in Item 1. “Business,” of this annual report.

Executive Overview

During 2020 and 2019, we focused on diversifying our business and leveraging our resources and skill sets to complete strategic acquisitions of businesses, divisions, and/or assets with a focus on mature technology, healthcare, industrial and certain financial segments intended to unlock and realize value.

This led to our acquisition of a portfolio of equity securities of life science businesses (the “Portfolio Companies”) in June 2020. In connection with the purchase of the equity securities in these Portfolio Companies, we issued to certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard, $115 million principal amount of our senior secured notes, or Notes. As of December 31, 2020, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the Portfolio Companies. Further, some of the businesses in which we continue to hold an interest are businesses that generate revenues through the receipt of royalties. Refer to “Recent Business Matters – Starboard Securities” and “Recent Business Matters – LF Equity Income Fund Portfolio Investment” below, and Notes 16 and 17 to our notes to consolidated financial statements for more information related to the Notes and the Portfolio Companies.

For the years ended December 31, 2020 and 2019, we reported revenues of $29.8 million and $11.2 million. Cash and cash equivalents and trading securities totaled $274.6 million as of December 31, 2020, as compared to $168.3 million as of December 31, 2019. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs.

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

In fiscal year 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2020 have estimated economic useful lives of approximately five years. In fiscal year 2019, we acquired four patent portfolios.

Recent Business Matters

Starboard Securities. In 2019, as part of its strategy to grow, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase agreement with Starboard and the Buyers, or the Securities Purchase Agreement, pursuant to which the Buyers purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35,000,000, and warrants to purchase up to 5,000,000 shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes, or Notes, and additional warrants, or the Series B Warrants, which may be issued to the Buyers in the future. Refer to Notes 2, 14 and 16 to the consolidated financial statements elsewhere herein for more information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with the Buyers’ investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board of Directors. The investment by the Buyers is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”

On February 14, 2020, the Company’s stockholders approved, for purposes of Nasdaq Rules 5635(b) and 5635(d), as applicable, (i) the voting of the Series A Preferred Stock on an as-converted basis and (ii) the issuance of the maximum number of shares of common stock issuable in connection with the potential future (A) conversion of the Series A Preferred Stock and (B) exercise of the Series A and Series B Warrants, in each case, without giving effect to the exchange cap set forth in the Series A Preferred Stock Certificate of Designations and in the Series A Warrants, issued pursuant to the Securities Purchase Agreement dated November 18, 2019. Refer to Notes 14 and 16 to the consolidated financial statements elsewhere herein for additional information. The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock by 200,000,000 shares, from 100,000,000 shares to 300,000,000 shares.

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. Refer to Note 16 to the consolidated financial statements elsewhere herein for additional information.

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

On June 30, 2020, the Company entered into an Exchange Agreement, or the Exchange Agreement, with Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, or Merton and Starboard, on behalf of itself and on behalf of the Buyers, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount for new senior notes, or the New Notes, issued by Merton having an aggregate outstanding original principal amount of $115 million. The New Notes bear interest at a rate of 6.00% per annum and had a maturity date of December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and therefore the Company initially agreed to redeem $80 million principal amount of the New Notes by September 30, 2020, and $35 million principal amount of the New Notes by December 31, 2020, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will also satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not, however, be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and between the Company, Starboard and the Buyers. On January 29, 2021, the Company redeemed $50 million of the New Notes, and the parties agreed that the Company will redeem the remaining $65 million of the principal amount of the New Notes on or before July 15, 2021.

LF Equity Income Fund Portfolio Investment. On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, or Seller, to purchase equity securities in a portfolio of public and private companies, or Portfolio Companies, for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.

On June 4, 2020, the Company executed the Transaction Agreement between Link Fund Solutions Limited, or Link, Seller, and the Company. Pursuant to the Transaction Agreement, the Company agreed to purchase from Seller and Seller agreed to transfer to the Company the specified equity securities of all Portfolio Companies at set prices at various future dates. In accordance with the Transaction Agreement, the Company transferred the total purchase price of £223.9 million into an escrow account. Upon the transfer of equity securities in the Portfolio Companies to the Company, the associated funds were released from the escrow account to Seller based on the consideration amount assigned to the equity securities in the Transaction Agreement. As of December 31, 2020, all of the equity securities in the Portfolio Companies were transferred to the Company pursuant to the Transaction Agreement. The Company has sold a portion of the equity securities of such Portfolio Companies while retaining an interest in a number of operating businesses, including a controlling interest in one of the Portfolio Companies. Refer to Note 17 to the consolidated financial statements elsewhere herein for additional information.

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

Revenues for the periods presented included fees from the following licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Semiconductor and Memory-Related technology(1)(2)
•	Computer-Aided Design technology(1)	•	Speech codecs used in wireless and wireline systems technology(1)(2)
•	GPS navigation technology(1)	•	Super Resolutions Microscopy technology(1)(2)
•	Internet radio ad insertion technology (1)	•	Video Conferencing technology(1)(2)
•	Internet search, advertising and cloud computing technology (1)	•	Wireless Infrastructure and User Equipment Technology(1)
•	MIPI DSI technology(1)(2)

  __________________________

(1) Licensing and enforcement program generating revenue in fiscal year 2020

(2) Licensing and enforcement program generating revenue in fiscal year 2019

Revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, and may be significant to our licensing and enforcement business as a whole.

Summary of Results of Operations - For Fiscal Years 2020 and 2019

	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Revenues	$29,782	$11,246	$18,536	165%
Operating costs and expenses	49,300	34,664	14,636	42%
Operating loss	(19,518)	(23,418)	3,900	(17%	)
Other income (expense), net	131,803	4,465	127,338	(2852%	)
Income (loss) before provision for income taxes	112,285	(18,953)	131,238	692%
Income tax benefit	1,159	1,824	(665)	(36%	)
Net income (loss) attributable to Acacia Research Corporation	113,444	(17,115)	130,559	763%

Overview - Fiscal Year 2020 compared with Fiscal Year 2019

•	Revenues increased $18.5 million, or 165% to $29.8 million, primarily due to an increase in revenues from the new agreements executed during the year. Refer to “Investments in Patent Portfolios” below for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

•	Income before provision for income taxes was $112.3 million for fiscal year 2020, as compared to a loss of $19.0 million for fiscal year 2019. The net change was primarily comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

•	Inventor royalties and contingent legal fees, on a combined basis, increased $9.2 million, or 167%, to $14.8 million, primarily due to increase in revenues as describe above.

•	Litigation and licensing expenses-patents decreased $2.1 million, or 27%, to $5.7 million, due primarily to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

•	Amortization expense increased $1.5 million, or 47%, to $4.7 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2019 and 2020.

•	General and administrative expenses, excluding non-cash stock compensation, increased $7.5 million, or 49%, to $22.8 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses, including $2.9 million in legal and advisory fees related to our LF Equity Income Fund Portfolio Investment.

•	General and administrative non-cash stock compensation expense increased $0.6 million, from $1.1 million to $1.7 million, primarily due to stock grants issued to employees and the Board of Directors in 2019 and 2020.

•

Unrealized gain or loss on our equity investment in Veritone, decreased from an unrealized gain of $9.9 million for the year ended December 31, 2019 to an unrealized gain of $5.5 million for the year ended December 31, 2020. Realized gain or loss on our equity investment in Veritone increased from a loss of $9.2 million for the year ended December 31, 2019 to a gain of $8.2 million for the year ended December 31, 2020. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

•	Unrealized gain or loss from trading securities increased from an unrealized loss of $0.1 million for the year ended December 31, 2019 to an unrealized gain of $0.3 million for the year ended December 31, 2020.

•	We incurred an unrealized gain of $175.9 million from investment in the equity securities of the Portfolio Companies for the year ended December 31, 2020.

•

Realized gain from sale of our trading securities increased $5.2 million from a gain of $2.2 million for the year ended December 31, 2019 to a gain of $7.4 million for the year ended December 31, 2020. We also recognized a net gain of $2.8 million related to returned prepaid investments and the sale of an equity security derivative. Refer to Notes 2 and 17 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities and LF Equity Income Fund Portfolio Investment.

•

Interest income and other decreased $2.6 million, from a net income of $3.4 million for the year ended December 31, 2019 to a net income of $0.8 million for the year ended December 31, 2020, mainly due to decrease in interest income from our investment in trading securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities.

•	We incurred interest expense of $5.9 million for the year ended December 31, 2020 from the Notes issued in June 2020. Refer to Note 16 to the consolidated financial statements elsewhere herein for additional information regarding the Notes.

•

Loss on foreign currency exchange increased to $4.9 million for the year ended December 31, 2020, primarily from our transaction related to the LF Income Equity Fund securities. Refer to Note 17 to the consolidated financial statements elsewhere herein for additional information.

•

Unrealized net gain or loss of from the fair value measurements of the Series A and Series B warrants and the embedded derivative decreased from a gain of $4.5 million for the year ended December 31, 2019 to a loss of $58.2 million for the year ended December 31, 2020. Refer to Notes 16 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

•	Income tax benefit for fiscal years 2020 and 2019 primarily reflects the impact of foreign tax withholding refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

Revenues and Pretax Net Loss

Operating activities during the periods presented included the following:

			Change
	2020	2019	$ Change	% Change

Revenues (in thousands, except percentage change values)	$29,782	$11,246	$18,536	165%
New agreements executed	17	7	10	143%
Licensing and enforcement programs generating revenues	9	6	3	50%
Licensing and enforcement programs with initial revenues	2	–	2	n/a
New patent portfolios	4	5	(1)	-20%

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

			Change
	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Income (loss) before provision for income taxes	$112,285	$(18,953)	$131,238	692%

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

			Change
	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Inventor royalties	$7,349	$4,944	$2,405	49%
Contingent legal fees	7,419	591	6,828	1155%

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

Amortization of Patents. For the year ended December 31, 2020, amortization expense increased $1.5 million, or 47%, as compared to the year ended December 31, 2019. These increases were due to our new patents acquired in 2019 and 2020.

			Change
	2020	2019	$ Change	% Change
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$5,683	$7,803	$(2,120)	(27%	)
Amortization of patents	4,681	3,194	1,487	47%

Operating Expenses

			Change
	2020	2019	$	%
	(In thousands, except percentage change values)
General and administrative expenses	$22,814	$15,301	$7,513	49%
Non-cash stock compensation expense - G&A	1,662	1,075	587	55%
Total general and administrative expenses	$24,476	$16,376	$8,100	49%

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

2020 vs. 2019
(in thousands)
Personnel costs and board fees	$(146)
Variable performance-based compensation costs	2,461
Corporate, general and administrative costs	5,167
Non-cash stock compensation expense (1)	587
Non-recurring employee severance costs	(127)
Other expenses - impairment	158
Total change in general and administrative expenses	$8,100

_________________________________________________________________

(1) - Refer to Note 9 in the accompany consolidated financial statements

Other Fiscal year 2020 and 2019 operating expenses included credits or expenses for court ordered attorney fees and settlement and contingency accruals ($0.3) million and $1.8 million, respectively.

Other Income (Expense)

Our equity investments in Veritone and the Portfolio Companies are recorded at fair value at each balance sheet date. Results for fiscal year 2020 included unrealized gain on our equity investment in Veritone totaling $5.5 million and realized gain of $8.2 million. Results for fiscal year 2019 included unrealized gain on our equity investment in Veritone totaling $9.9 million and realized loss of $9.2 million.

For the year ended December 31, 2020, we recognized a realized loss of $3.9 million from our sales of public securities of the Portfolio Companies. We recognized a net gain of $2.8 million related to returned prepaid investments and the sale of an equity security derivative. We also recognized a foreign exchange loss of $4.8 million from our transaction related to the LF Income Equity Fund securities. For the year ended December 31, 2020, we recorded $175.9 million of unrealized gain related to the equity securities of the Portfolio Companies. Refer to Notes 2 and 17 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities and LF Equity Income Fund Portfolio Investment.

Income Taxes

	2020	2019

Income taxes (in thousands)	$1,159	$1,824
Effective tax rate	1%	(10%	)

Our effective tax rates for fiscal year 2020 and 2019, were primarily comprised of foreign taxes withheld and refunded on revenue agreements with licensees in foreign jurisdictions, state taxes, and the impact of full valuation allowances recorded for net operating loss (2020 and 2019) and foreign tax credit related tax assets generated in those periods due to uncertainty regarding future realization. Foreign taxes withheld and refunded related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions for fiscal year 2020 and 2019 totaled ($1.4) million and ($1.9) million, respectively.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities. Our management believes that our cash and cash equivalent balances and anticipated cash flows from operations will be sufficient to meet our cash requirements through at least March 2022 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”, above. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents, Trading Securities, Restricted Cash and Investments

Our consolidated cash, cash equivalents, trading securities, and restricted cash totaled $309.6 million at December 31, 2020, compared to $203.3 million at December 31, 2019. The net change in cash, cash equivalents and restricted cash for the periods presented was comprised of the following:

	2020	2019
	(In thousands)

Net cash provided by (used in):
Operating activities	$(19,620)	$(2,308)
Investing activities	18,598	(68,063)
Financing activities	109,209	33,921
Increase (decrease) in cash and cash equivalents and restricted cash	$108,187	$(36,450)

Cash Flows from Operating Activities. Cash receipts from licensees totaled $29.2 million and $44.0 million in fiscal years 2020 and 2019, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees. Cash outflows from operations totaled $48.8 million and $46.3 million in fiscal years 2020 and 2019, respectively. The fluctuations in cash outflows for the periods presented reflects the fluctuations in revenue-related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Cash flows from investing activities and related changes were comprised of the following for the periods presented:

	2020	2019
	(In thousands)

Patent acquisition	$(13,780)	$(4,420)
Sale of investment at fair value(1)	12,409	6,628
(Purchase) Sale of other investments(1)	–	2,000
Net sale (purchase) of trading securities	300,840	(72,088)
Acquisition of LF Equity Income Fund equity securities	(280,263)	–
Distributions to noncontrolling interests in operating subsidiary	(409)	–
Purchases of property and equipment	(199)	(183)
Net cash provided by (used in) investing activities	$18,598	$(68,063)

(1) Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information

Investment in Veritone. During the three months ended March 31, 2020, Acacia sold all remaining 298,450 shares Veritone common stock and recorded a realized loss of $3.3 million. In fiscal year 2019, Acacia sold 1,121,071 shares of Veritone common stock and recorded a realized loss of $9.2 million on the sale. During the year ended December 31, 2020, Acacia exercised 963,712 warrants, and recorded a realized gain of $11.5 million. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding our investment with Veritone.

Investment in the Portfolio Companies. For the year ended December 31, 2020, we recognized a realized loss of $3.9 million from our sales of public securities of the Portfolio Companies. We recognized a net gain of $2.8 million related to returned prepaid investments and the sale of an equity security derivative. We also recognized a foreign exchange loss of $4.8 million from our transaction related to the LF Income Equity Fund securities. For the year ended December 31, 2020, we recorded $175.9 million of unrealized gain related to the equity securities of the Portfolio Companies. Refer to Notes 2 and 17 to the consolidated financial statements elsewhere herein for additional information regarding our investment in trading securities and LF Equity Income Fund Portfolio Investment.

Cash Flows from Financing Activities. Cash flows from financing activities and related changes included the following for the periods presented:

	2020	2019
	(In thousands)

Repurchase of common stock	$(3,998)	$–
Dividend on Series A Redeemable Convertible Preferred Stock	(1,382)	–
Issuance of Senior Secured Notes, net of lender fee	110,437	–
Senior Secured Notes issuance costs paid to other parties	(496)	–
Issuance of Series A redeemable convertible preferred stock and Series A warrants, net of issuance costs	–	33,842
Issuance of Series B warrants	4,600	–
Proceeds from exercise of stock options	48	79
Net cash provided by financing activities	$109,209	$33,921

Stock Repurchase Program. On August 5, 2019, our board of directors approved a stock repurchase program, which authorized the purchase of up to $10.0 million of the Company's common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020. In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s board of directors consider such factors as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. The repurchased shares are expected to be retired.

During the six months ended June 30, 2020, we repurchased 1,684,537 shares at an average price of $2.37 per share for $3,999,000. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Refer to Note 7 to the consolidated financial statements elsewhere herein for additional information regarding our stock repurchases in 2020.

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

Working Capital

The primary components of working capital are cash and cash equivalents, trading securities, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable. Working capital at December 31, 2020 was $332.9 million, compared to $160.1 million at December 31, 2019.

Consolidated accounts receivable from licensees was $0.5 million at December 31, 2020 and December 31, 2019. Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the year, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Two licensees individually represented approximately 62% and 21%, respectively, of accounts receivable at December 31, 2020. Two licensees individually represented approximately 70% and 17%, respectively, of accounts receivable at December 31, 2019.

Accounts payable and accrued expenses decreased to $7.0 million at December 31, 2020, from $9.5 million at December 31, 2019.

Consolidated royalties and contingent legal fees payable was $2.2 million at December 31, 2020 and December 31, 2019. Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

All of accounts receivable from licensees at December 31, 2020 are scheduled to be collected in the first and second quarter of 2021, in accordance with the terms of the related underlying license agreements. The majority of royalties and contingent legal fees payable are scheduled to be paid through the third quarter of 2021 in accordance with the underlying contractual arrangements.

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

We believe that, of the significant accounting policies discussed in Note 2 to our notes to consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;

•	stock-based compensation expense;

•	valuation of long-lived and intangible assets;

•	valuation of Series A Warrants, Series B Warrants and embedded derivatives;

•	valuation of private equity investment securities; and

•	accounting for income taxes.

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

For fiscal years 2020 and 2019, the majority of our revenue agreements provided for the payment to us of one-time, paid-up license fees in consideration for the grant of certain IP rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services. The agreements provided for the grant of the licenses, covenants-not-to-sue, releases, and other significant contractual performance obligations upon execution of the agreement. As such, the earnings process was determined to be complete and revenue was recognized upon the execution of the agreements. Historically, term license agreements have not been a material component of our operating revenues, with the majority of license agreements being paid-up, perpetual license agreements.

Stock-based Compensation Expense

Equity Based Awards. Stock-based compensation payments to employees and non-employee directors are recognized as expense in the consolidated statements of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for non-vested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods. We account for forfeitures of awards as they occur.

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

We did not record any patent portfolio impairment charges for the fiscal years ended December 31, 2020 and December 31, 2019.

Valuation of Series A Warrants

The fair value of the Series A warrants (the “Series A Warrants”) is estimated using a Black-Scholes option-pricing model. The fair value of the Series A Warrants as of December 31, 2020 was estimated based on the following assumptions: volatility of 29 percent, risk-free rate of 0.62 percent, term of 6.79 years and a dividend yield of 0 percent. Refer to Notes 16 for additional information.

Valuation of Series B Warrants

The fair value of the Series B Warrants is estimated using Monte Carlo valuation technique. The fair value of the Series B Warrants as of December 31, 2020 was estimated based on event probabilities of future exercise scenarios and the following weighted-average assumptions: (1) volatility of 29 percent, risk-free rate of 0.63 percent, term of 6.87 years, a dividend yield of 0 percent, and a discount for lack of marketability of 10 percent, and (2) volatility of 50 percent, risk-free rate of 0.12 percent, term of 1.65 years and a dividend yield of 0 percent, and a discount for lack of marketability of 10 percent. Refer to Notes 16 for additional information.

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

The implied volatility of the Company’s common stock is estimated based on a haircut applied to the historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027 (the maturity date). The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2020 are as follows: volatility of 29 percent, risk-free rate of 0.62 percent, a credit spread of 19 percent and a dividend yield of 0 percent. Refer to Notes 16 for additional information.

Valuation of Investment Securities – Private Equity

As the private company equity securities do not have readily determinable fair value, we have elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income (expense).

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a full valuation allowance against our net deferred tax assets as of December 31, 2020 and 2019. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

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

Uncertain Tax Positions. At December 31, 2020, we had total unrecognized tax benefits of approximately $731,000. A noncurrent liability of $85,000 related to unrecognized tax benefits primarily associated with state taxes was written off during 2020. No interest and penalties have been recorded for the unrecognized tax benefits as of December 31, 2020. If recognized, approximately $731,000 would impact our effective tax rate. We do not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

Recent Accounting Pronouncements

Refer to Note 13 to our notes to consolidated financial statements included elsewhere herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our trading securities without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the trading securities to fluctuate. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and trading securities in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities, certificates of deposit and equity securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100-basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Declines in interest rates over time will, however, reduce our interest income.

During the quarter ended June 30, 2020, we sold all of our investment in debt trading securities. They were comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in “Trading securities – debt” in the accompanying consolidated balance sheets).

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

As of December 31, 2020 and December 31, 2019, the carrying value of our common stock and warrants in public and private companies was $285.8 million and $18.6 million, respectively.

We record our common stock and warrant investments in publicly traded companies at fair value, which are subject to market price volatility. As of December 31, 2020, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $0.4 million in the fair value of our equity warrant investments in Veritone and a decrease of approximately $10.9 million in our other equity investments. We evaluate our equity and equity warrant investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

(c) Exemption from Attestation Report of Independent Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s Report because we are a non-accelerated filer.

(d) Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d)and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our Chief Executive Officer and Chief Financial Officer and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

ITEM 11. EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2021 annual meeting of stockholders to be filed with the SEC no later than April 30, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019	F-3
Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity for the Years Ended December 31, 2020 and 2019	F-4
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019	F-6
Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3) Exhibits

Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1**	Agreement and Plan of Merger, dated November 22, 2011, by and among Acacia Research Group LLC, Apollo Patent Corp., Adaptix, Inc., and Baker Communications Fund II (QP), L.P., solely in its capacity as representative for the shareholders of Adaptix, Inc. (incorporated by reference to the Current Report on Form 8-K/A filed on January 19, 2012)
2.2	Transaction Agreement, dated as of June 4, 2020, between LF Equity Income Fund and Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on June 10, 2020)
3.1	Amended and Restated Certificate of Incorporation (as updated through February 18, 2020 and currently in effect) (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
3.2	Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 7, 2020 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
3.3	Second Amended and Restated Bylaws (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2020, filed on August 20, 2020)
4.1	Tax Benefits Preservation Plan, dated as of March 16, 2019, by and between Acacia Research Corporation and Computershare Inc., as Rights Agent, which includes the Form of Certificate of Designation, Preferences and Rights of Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Terms as Exhibit C (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2018, filed on March 15, 2019)
4.2	Description of Acacia Research Corporation Capital Stock (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)

4.3	Form of Senior Secured Note (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)
4.4	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
4.5	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Appendix D to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
10.1	Form of Indemnification Agreement (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
10.2*	Acacia Research Corporation Amended and Restated Executive Severance Policy (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)
10.3	Form of Purchase Agreement (incorporated by reference to the Current Report on Form 8-K filed on February 16, 2012)
10.4*	2013 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A filed on April 24, 2013)
10.5*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to the Current Report on Form 8-K on May 22, 2013)
10.6*	2016 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016)
10.7*	Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017)
10.8*	Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017)
10.9*	Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017)
10.10	Investment Agreement dated August 15, 2016, by and between Acacia Research Corporation and Veritone, Inc. (incorporated by reference to the Current Report on Form 8-K filed on March 16, 2017)
10.11	Secured Promissory Note dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on March 16, 2017)
10.12	Primary Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation, together with form of 10% Warrant to Purchase Common Stock (incorporated by reference to the Current Report on Form 8-K filed on March 16, 2017)
10.13	Common Stock Purchase Warrant dated August 15, 2016, issued by Veritone, Inc. to Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on March 16, 2017)
10.14	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on March 16, 2017)
10.15	Common Stock Purchase Warrant dated November 25, 2016, issued by Veritone, Inc. to Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on March 16, 2017)
10.16*	Employment Agreement, dated June 19, 2020, by and between Acacia Research Group, LLC and Marc W. Booth (incorporated by reference to the Current Report on Form 8-K filed on June 25, 2020)
10.17*	Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Clayton J. Haynes (incorporated by reference to the Current Report on Form 8-K filed on August 16, 2018)
10.18*	Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Clayton J. Haynes (incorporated by reference to the Current Report on Form 8-K filed on August 16, 2018)
10.19*	Separation Agreement and General Release of Claims, effective August 10, 2018, by and between Acacia Research Group, LLC and Edward J. Treska (incorporated by reference to the Current Report on Form 8-K filed on August 16, 2018)
10.20*	Consulting Agreement, effective August 10, 2018, by and between Acacia Research Corporation and Edward J. Treska (incorporated by reference to the Current Report on Form 8-K filed on August 16, 2018)

10.21*	Separation Agreement and General Release of Claims, dated February 12, 2019, by and between Acacia Research Group, LLC and Kirsten Hoover (incorporated by reference to the Current Report on Form 8-K filed on February 13, 2019)
10.22*	Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Clifford Press (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 12, 2019)
10.23*	Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Alfred Tobia (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 12, 2019)
10.24*	Employment Agreement, dated June 4, 2020, by and between Acacia Research Group, LLC and Richard Rosenstein (incorporated by reference to the Current Report on Form 8-K filed on June 4, 2020)
10.25*	Employment Agreement, dated June 4, 2020, by and between Acacia Research Group, LLC and Meredith Simmons (incorporated by reference to the Current Report on Form 8-K filed on June 4, 2020)
10.26*	Employment Agreement, effective March 16, 2021, by and between Acacia Research Group, LLC and Jason Soncini (incorporated by reference to the Current Report on Form 8-K filed on March 22, 2021)
10.27	Securities Purchase Agreement dated November 18, 2019, by and among Acacia Research Corporation, Starboard Value LP and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
10.28	Supplemental Agreement, dated as of June 4, 2020, between Starboard Value, L.P. and Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on June 10, 2020)
10.29	Exchange Agreement, dated June 30, 2020, among Acacia Research Corporation, Merton Acquisition HoldCo LLC and Starboard Value LP (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)
10.30	Stock Pledge Agreement, dated June 30, 2020, entered into by Acacia Research Group LLC, Advanced Skeletal Innovations LLC and Saint Lawrence Communications LLC in favor of Starboard Value Intermediate Fund LP, as collateral agent (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)
10.31	Guaranty, dated June 30, 2020, entered into by the Guarantors (as defined therein) in favor of the Holders (as defined therein) (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)
10.32	Release of Security Interests in Patents, dated June 30, 2020, between the Releasees (as defined therein) and Starboard Value Intermediate Fund LP, as collateral agent. (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)
10.33	Registration Rights Agreement dated November 18, 2019, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Appendix F to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
10.34	Governance Agreement dated November 18, 2019 and amended January 7, 2020, by and among Acacia Research Corporation and the entities and natural persons set forth on the signature pages thereto (incorporated by reference to Appendix G to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
10.35	Lease Agreement dated June 7, 2019, by and between Acacia Research Corporation and Jamboree Center 4 LLC (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101	Interactive Date Files Pursuant to Rule 405 of Regulation S-T.

~~_________________________~~

*	The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Acacia Research Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated:	March 29, 2021	By:	/s/ Clifford Press
Clifford Press
Chief Executive Officer (Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Clifford Press and Richard Rosenstein, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Clifford Press	Chief Executive Officer	March 29, 2021
	Clifford Press	(Principal Executive Officer)

/s/	Richard Rosenstein	Chief Financial Officer	March 29, 2021
	Richard Rosenstein	(Principal Financial Officer)

/s/	Li Yu	Corporate Controller	March 29, 2021
	Li Yu	(Principal Accounting Officer)

/s/	Isaac Kohlberg	Director	March 29, 2021
Isaac Kohlberg

/s/	Maureen O'Connell	Director	March 29, 2021
Maureen O'Connell

/s/	Jonathan Sagal	Director	March 29, 2021
Jonathan Sagal

/s/	Alfred V. Tobia, Jr.	Director	March 29, 2021
Alfred V. Tobia, Jr.

/s/	Katharine Wolanyk	Director	March 29, 2021
Katharine Wolanyk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Acacia Research Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (and subsidiaries) (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, series A redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair value measurements of the Series B Warrants and embedded derivative in the Series A Redeemable Convertible Preferred Stock.

As described further in Note 16 to the consolidated financial statements, the Company entered into a Securities Purchase Agreement with Starboard Value LP, pursuant to which the Company issued (i) Series A Redeemable Convertible Preferred Stock and (ii) Series A Warrants. The Securities Purchase Agreement also established terms of certain additional warrants, referred to as the Series B Warrants. The Series A Redeemable Convertible Preferred Stock contained certain features that required to be bifurcated and accounted for as a compound embedded derivative.

We identified the fair value measurements of the Series B Warrants and embedded derivatives in the Series A Redeemable Convertible Preferred Stock (together, “Series B Warrants and Series A Embedded Derivative Liabilities”) as a critical audit matter.

The principal considerations for our determination that the fair value measurement of the Series B Warrants and Series A Embedded Derivative Liabilities was a critical audit matter are as follows. There is limited observable market data available for the Series B Warrants and Series A Embedded Derivative Liabilities as they are complex financial instruments and, as such, the fair value measurement requires management to make complex judgments in order to identify and select the significant assumptions, which include the volatility and credit spread. In addition, the fair value measurements of the Series B Warrants and Series A Embedded Derivative Liabilities require the use of complex financial models, including Monte Carlo valuation techniques and binomial lattice models. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurements required significant auditor subjectivity.

Our audit procedures related to the fair value measurements of the Series B Warrants and Series A Embedded Derivative Liabilities included the following among others. With the assistance of our firm valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and assumptions by: (1) comparing selected assumptions against available market data and historical amounts and (2) validating the mathematical accuracy of the models by developing an independent calculation and comparing to management’s concluded valuations.

GRANT THORNTON LLP

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Newport Beach, California

March 29, 2021

ACACIA RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share information)

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$165,546	$57,359
Trading securities - debt	–	93,843
Trading securities - equity	109,103	17,140
Investment securities - private equity	143,257	–
Investment securities - equity method investments	30,673	–
Investment at fair value (Note 6)	2,752	1,500
Accounts receivable	506	511
Prepaid expenses and other current assets	5,832	2,912
Total current assets	457,669	173,265

Long-term restricted cash	35,000	35,000
Patents, net of accumulated amortization	16,912	7,814
Leased right-of-use assets	951	1,264
Other non-current assets	4,988	818
Total assets	$515,520	$218,161

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,019	$1,765
Accrued expenses and other current liabilities	3,707	7,265
Accrued compensation	2,265	507
Royalties and contingent legal fees payable	2,162	2,178
Senior Secured Notes Payable - short-term	115,663	–
Total current liabilities	124,816	11,715

Series A warrant liabilities	6,640	3,568
Series A embedded derivative liabilities	26,728	17,974
Series B warrant liabilities	52,341	–
Long-term lease liabilities	951	1,264
Other long-term liabilities	591	593
Total liabilities	212,067	35,114

Commitments and contingencies (Note 10)

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of December 31, 2020 and December 31, 2019, respectively; aggregate liquidation preference of $35,000 as of December 31, 2020 and December 31, 2019, respectively	10,924	8,089

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	–	–
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 49,279,453 and 50,370,987 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	49	50
Treasury stock, at cost, 4,604,365 and 2,919,828 shares as of December 31, 2020 and December 31, 2019, respectively	(43,270)	(39,272)
Additional paid-in capital	651,416	652,003
Accumulated deficit	(326,708)	(439,656)
Total Acacia Research Corporation stockholders' equity	281,487	173,125

Noncontrolling interests	11,042	1,833

Total stockholders' equity	292,529	174,958

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$515,520	$218,161

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share information)

	Years Ended
	December 31,
	2020	2019

Revenues	$29,782	$11,246

Portfolio operations:
Inventor royalties	7,349	4,944
Contingent legal fees	7,419	591
Litigation and licensing expenses - patents	5,683	7,803
Amortization of patents	4,681	3,194
Other portfolio expenses (income)	(308)	1,756
Total portfolio operations	24,824	18,288
Net portfolio income (loss)	4,958	(7,042)
General and administrative expenses(1)	24,476	16,376
Operating loss	(19,518)	(23,418)

Other income (expense):
Change in fair value of investment, net (Note 6)	5,474	9,899
Gain (loss) on sale of investment (Note 6)	8,187	(9,230)
Impairment of other investment	–	(8,195)
Gain on disposal of other investment	–	2,000
Change in fair value of the Series A and B warrants and embedded derivatives	(58,238)	4,518
Gain on sale of prepaid investment and derivative	2,845	–
Change in fair value of trading securities and equity securities	176,173	(145)
Gain on sale of trading securities	7,352	2,188
Loss on foreign currency exchange	(4,905)	(2)
Interest expense on Senior Secured Notes	(5,923)	–
Interest income and other	838	3,432
Total other income	131,803	4,465

Income (loss) before income taxes	112,285	(18,953)

Income tax benefit	1,159	1,824

Net income (loss) including noncontrolling interests in subsidiaries	113,444	(17,129)

Net loss attributable to noncontrolling interests in subsidiaries	–	14

Net income (loss) attributable to Acacia Research Corporation	$113,444	$(17,115)

Net income (loss) attributable to common stockholders - basic	$90,330	$(17,422)

Basic net income (loss) per common share	$1.85	$(0.35)
Weighted average number of shares outstanding - basic	48,840,829	49,764,002

Net income (loss) attributable to common stockholders - diluted	$88,471	$(20,373)

Diluted net income (loss) per common share	$1.54	$(0.40)
Weighted average number of shares outstanding - diluted	57,435,128	50,896,773

(1) General and administrative expenses were comprised of the following:

	Years Ended
	December 31,
	2020	2019
General and administrative expenses	$22,814	$15,301
Non-cash stock compensation expense - G&A	1,662	1,075
Total general and administrative expenses	$24,476	$16,376

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share information)

	For the Year Ended December 31, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$(439,656)	$1,833	$174,958
Net income attributable to Acacia Research Corporation	–	–	–	–	–	–	113,444	–	113,444
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	2,835	–	–	–	(2,835)	–	–	(2,835)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(1,382)	–	–	(1,382)
Stock options exercised	–	–	–	–	–	48	–	–	48
Compensation expense for share-based awards, net of forfeitures	–	–	593,003	–	–	1662	–	–	1662
Repurchase of common stock	–	–	(1,684,537)	(1)	(3,998)	–	–	–	(3,999)
Dissolution of Acacia Intellectual Property Fund, L.P.	–	–	–	–	–	1,920	(496)	(1,424)	–
Distributions to noncontrolling interests in subsidiaries	–	–	–	–	–	–	–	(409)	(409)
Acquisition of MalinJ1	–	–	–	–	–	–	–	11,042	11,042
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$(326,708)	$11,042	$292,529

	For the Year Ended December 31, 2019
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2018	–	$–	49,639,319	$50	$(39,272)	$651,156	$(422,541)	$1,847	$191,240
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	–	(17,115)	–	(17,115)
Issuance of Series A Redeemable Convertible Preferred Shares, net of embedded derivative, Series A Warrant, and issuance costs	350,000	7,782	–	–	–	–	–	–	–
Accretion of Series A redeemable convertible preferred stock to redemption value	–	307	–	–	–	(307)	–	–	(307)
Stock options exercised	–	–	25,136	–	–	79	–	–	79
Compensation expense for share-based awards, net of forfeitures	–	–	706,532	–	–	1,075	–	–	1,075
Net loss attributable to noncontrolling interests in subsidiaries	–	–	–	–	–	–		(14)	(14)

Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$(439,656)	$1,833	$174,958

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	2020	2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$113,444	$(17,129)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net (Note 6)	(5,474)	(9,899)
Loss (gain) on sale of investment (Note 6)	(8,187)	9,230
Impairment of other investment	–	8,195
Gain on disposal of other investment (Note 6)	–	(2,000)
Depreciation and amortization	4,800	3,227
Amortization of debt discount and issuance costs	2,838
Change in fair value of Series A redeemable convertible preferred stock embedded derivative	8,754	(3,258)
Change in fair value of Series A warrants	3,072	(1,260)
Change in fair value of Series B warrants	46,412	–
Non-cash stock compensation	1,662	1,075
Loss on foreign currency exchange	4,905	–
Change in fair value of trading securities and equity securities - private	(176,173)	(2,241)
Gain on sale of trading securities	(7,352)	–
Gain on sale of prepaid investment and derivative	(2,845)	–

Changes in assets and liabilities:
Accounts receivable	5	32,373
Prepaid expenses and other assets	(2,919)	(220)
Accounts payable and accrued expenses	(2,546)	109
Royalties and contingent legal fees payable	(16)	(20,510)
Net cash used in operating activities	(19,620)	(2,308)

Cash flows from investing activities:
Patent acquisition	(13,780)	(4,420)
Sale of investment at fair value (Note 6)	12,409	6,628
Sale of other investments (Note 6)	–	2,000
Purchases of trading securities	(46,492)	(147,178)
Maturities and sales of trading securities	347,332	75,090
Acquisition of LF Equity Income Fund equity securities	(280,263)	–
Distributions to noncontrolling interests in operating subsidiary	(409)	–
Purchases of property and equipment	(199)	(183)
Net cash provided by (used in) investing activities	18,598	(68,063)

Cash flows from financing activities:
Repurchase of common stock	(3,998)	–
Issuance of Senior Secured Notes, net of lender fee	110,437	–
Senior Secured Notes issuance costs paid to other parties	(496)	–
Dividend on Series A Redeemable Convertible Preferred Stock	(1,382)	–
Issuance of Series A redeemable convertible preferred stock and Series A warrants, net of issuance costs	–	33,842
Issuance of Series B warrants	4,600	–
Proceeds from exercise of stock options	48	79
Net cash provided by financing activities	109,209	33,921

Increase (decrease) in cash and cash equivalents and restricted cash	108,187	(36,450)

Cash and cash equivalents and restricted cash, beginning	92,359	128,809

Cash and cash equivalents and restricted cash, ending	$200,546	$92,359

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

Acacia acquires businesses and operating assets that the Company believes to be undervalued and where the Company believes it can leverage its resources and skill sets to realize and unlock value. The Company intends to leverage its (i) access to flexible capital that can be deployed unconditionally, (ii) expertise in corporate governance and operational restructuring, (iii) willingness to invest in out of favor industries and businesses that suffer from a complexity discount and untangle complex, multi-factor situations, and (iv) expertise and relationships in certain sectors, to complete strategic acquisitions of businesses, divisions, and/or assets with a focus on mature technology, healthcare, industrial and certain financial segments. Acacia seeks to identify opportunities where the Company believes it is an advantaged buyer, where the Company can avoid structured sale processes and create the opportunity to purchase businesses, divisions and/or assets of companies at an attractive price due to the Company’s unique capabilities, relationships, or expertise, or where Acacia believes the target would be worth more to the Company than to other buyers.

Acacia operates its business based on three key principles of People, Process and Performance and have built a management team with identified expertise in Research, Execution and Operation of the Company’s targeted acquisitions.

Acacia, through its operating subsidiaries, also currently engages in its legacy business of investing in, licensing and enforcing patented technologies. Acacia’s operating subsidiaries partner with inventors and patent owners, applying their legal and technology expertise to patent assets to unlock the financial value in their patented inventions. In recent years, Acacia has also invested in technology companies. Acacia leverages its experience, expertise, data and relationships developed as a leader in the IP industry to pursue these opportunities. In some cases, these opportunities will complement and/or supplement Acacia’s primary licensing and enforcement business.

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

During fiscal year 2020, Acacia obtained control of five new patent portfolios. During fiscal year 2019, Acacia obtained control of four new patent portfolios.

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

In 2020, in connection with the transaction with Link Fund Solutions Limited, which is more fully described in Note 17, the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia (see Note 17), is the majority shareholder of MalinJ1.

A wholly owned subsidiary of Acacia is the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund is included in the Company’s consolidated financial statements since 2010, as Acacia’s wholly owned subsidiary, as the general partner, has the ability to control the operations and activities of the Acacia IP Fund. The Acacia IP Fund was terminated as of December 31, 2017 and dissolved in 2020.

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

Revenues were comprised of the following for the periods presented:

	2020	2019
	(In thousands)
Paid-up Revenue Agreements	$28,389	$6,343
Recurring Revenue Agreements	1,393	4,903
Total Revenue	$29,782	$11,246

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

Inventor Royalties and Contingent Legal Expenses. Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues. Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations. Any unamortized upfront advances recovered from net revenues are expensed in the period recovered and included in amortization expense in the consolidated statements of operations. There were no patent acquisition expenses for the years ended December 31, 2020 and 2019.

Contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

Fair Value Measurements. U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Refer to Note 14 to our notes to consolidated financial statements for more information related to our fair value measurement.

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

Trading Securities- Debt. Investments in debt securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses recorded in the consolidated statements of operations in other income (expense). Realized and unrealized gains and losses are recorded based on the specific identification method. Interest is included in other income (expense).

Trading Securities - Equity. Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the consolidated statements of operations in other income (expense). Dividend income is included in other income (expense).

Investment Securities – Private Equity. As the private company equity securities do not have readily determinable fair value, we have elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income (expense).

Impairment of Investments. Acacia evaluates its investments in marketable and private equity securities for potential impairment, employing a methodology on a quarterly basis that considers available quantitative and qualitative evidence. If the cost or carrying value of an investment exceeds its estimated fair value, the Company evaluates, among other factors, general market conditions, credit quality of instrument issuers, the duration and extent to which the fair value is less than cost, and the Company’s intent and ability to hold, or plans or ability to sell. Fair value is estimated based on publicly available market information or other estimates determined by management. Investments are considered to be impaired when a decline in fair value is estimated to be other-than-temporary. Acacia reviews impairments associated with its investments in these securities and determines the classification of any impairment as temporary or other-than-temporary. An impairment is deemed other-than-temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment’s carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of such evidence, the carrying amount of the investment is recoverable within a reasonable period of time. For investments classified as available-for-sale, unrealized losses that are other-than-temporary are recognized in the consolidated statements of operations.

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

Three licensees individually accounted for 64%, 10% and 7%, respectively, of revenues recognized during the year ended December 31, 2020. Three licensees individually accounted for 43%, 22% and 15%, respectively, of revenues recognized during the year ended December 31, 2019. Two licensees individually represented approximately 62% and 21%, respectively, of accounts receivable at December 31, 2020. Two licensees individually represented approximately 70% and 17%, respectively, of accounts receivable at December 31, 2019.

For 2020 and 2019, 8% and 39%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions, based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement. The Company does not have any material foreign operations.

Acacia performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for doubtful accounts may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheet and a charge to operating expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for doubtful accounts established for the periods presented.

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

Other Investments - equity method investments. Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in equity in earnings (losses) of investee in the consolidated statements of operations.

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

The initial determination of whether an investment is substantially similar to common stock is made on the initial date of investment if the Company has the ability to exercise significant influence over the operating and financial policies of the investee. That determination is reconsidered if (i) contractual terms of the investment are changed, (ii) there is a significant change in the capital structure of the investee, including the investee's receipt of additional subordinated financing, or (iii) the Company obtains an additional interest in an investment, resulting in the method of accounting for the cumulative interest being based on the characteristics of the investment at the date at which the Company obtains the additional interest. Refer to Notes 6 and 17 for additional information.

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

Series A Warrants. The fair value of the Series A warrants (the “Series A Warrants”) is estimated using a Black-Scholes option-pricing model. The fair value of the Series A Warrants as of December 31, 2020 was estimated based on the following assumptions: volatility of 29 percent, risk-free rate of 0.62 percent, term of 6.79 years and a dividend yield of 0 percent. The fair value of the Series A Warrants as of December 31, 2019 was estimated based on the following assumptions: volatility of 30 percent, risk-free rate of 1.85 percent, term of 7.79 years and a dividend yield of 0 percent. Refer to Notes 16 for additional information.

Series B Warrants. The fair value of the Series B Warrants is estimated using Monte Carlo valuation technique. The fair value of the Series B Warrants as of December 31, 2020 was estimated based on event probabilities of future exercise scenarios and the following weighted-average assumptions: (1) volatility of 29 percent, risk-free rate of 0.63 percent, term of 6.87 years, a dividend yield of 0 percent, and a discount for lack of marketability of 10 percent, and (2) volatility of 50 percent, risk-free rate of 0.12 percent, term of 1.65 years and a dividend yield of 0 percent, and a discount for lack of marketability of 10 percent. Refer to Notes 16 for additional information.

Embedded derivatives. Embedded derivatives that are required to be bifurcated from their host contract are valued separately from host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock. Refer to Notes 16 for additional information.

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

The implied volatility of the Company’s common stock is estimated based on a haircut applied to the historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027 (the maturity date). The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2020 are as follows: volatility of 29 percent, risk-free rate of 0.62 percent, a credit spread of 19 percent and a dividend yield of 0 percent. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2019 are as follows: volatility of 30 percent, risk-free rate of 1.86 percent, a credit spread of 25 percent and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

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

Segment Reporting. Acacia uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of Acacia’s reportable segments. The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the equity instruments discussed at Notes 6, 14 and 17, the valuation of Series A redeemable convertible preferred stock, Series A warrants, Series B warrants, and embedded derivatives, stock-based compensation expense, impairment of patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

Income Per Share. For periods in which the Company generates net income, the Company computes basic net income per share attributable to common stockholders using the two-class method required for capital structures that include participating securities. Under the two-class method, securities that participate in non-forfeitable dividends, such as the Company’s outstanding unvested restricted stock and Series A Redeemable Convertible Preferred Stock, are considered participating securities and are allocated a portion of the Company’s earnings. For periods in which the Company generates a net loss, net losses are not allocated to holders of the Company’s participating securities as the security holders are not contractually obligated to share in the Company’s losses.

Basic net income (loss) per share of common stock is computed by dividing net (income) loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income (loss) per share of common stock is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury stock method or the as-converted method, or the two-class method for participating securities, whichever is more dilutive. Potentially dilutive common stock equivalents consist of stock options, restricted stock units, unvested restricted stock, Series A Redeemable Convertible Preferred Stock, Series A Warrants, and Series B Warrants.

The following table presents the calculation of basic and diluted income per share of common stock:

	Years Ended
	December 31,
	2020	2019
	(In thousands, except share and per share information)
Numerator:
Net income (loss) attributable to Acacia Research Corporation	$113,444	$(17,115)
Dividend on Series A redeemable convertible preferred stock	(1,381)	–
Accretion of Series A redeemable convertible preferred stock	(2,835)	(307)
Undistributed earnings allocated to participating securities	(18,898)	–
Net income (loss) attributable to common stockholders - basic	90,330	(17,422)

Add: Accretion of Series A redeemable convertible preferred stock	–	307
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	–	(3,258)
Less: Change in fair value of Series A warrants	(1,348)	–
Less: Change in fair value of dilutive Series B warrants	(5,557)	–
Add: Interest expense associated with Starboard Notes, net of tax	1,889	–
Add: Undistributed earnings allocated to participating securities	18,898	–
Reallocation of undistributed earnings to participating securities	(15,740)	–
Net income (loss) attributable to common stockholders - diluted	$88,471	$(20,373)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	48,840,829	49,764,002
Potentially dilutive common shares:
Series A Preferred Stock	–	1,132,771
Restricted stock units	637,044	–
Employee stock options	2,952	–
Series A Warrants	77,592	–
Series B Warrants	7,876,712	–
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	57,435,128	50,896,773

Basic net income (loss) per common share	$1.85	$(0.35)
Diluted net income (loss) per common share	$1.54	$(0.40)

Anti-dilutive potential common shares excluded from the computation of diluted net income (loss) per common share:
Equity-based incentive awards	206,916	1,783,254
Series A warrants	–	5,000,000
Series B warrants	68,493,151	–
Total	68,700,067	6,783,254

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

3. TRADING SECURITIES

Trading securities for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
December 31, 2020:
Trading securities - equity	$36,851	$74,099	$(1,847)	$109,103

December 31, 2019:
Trading securities - debt	$93,712	$143	$(12)	$93,843
Trading securities - equity	17,674	211	(745)	17,140
	$111,386	$354	$(757)	$110,983

Trading securities as of December 31, 2020 and 2019, were comprised of investments in equity securities of publicly held companies (equity securities) and investments in corporate bonds (debt securities). For the year ended December 31, 2020, proceeds from the sale and maturity of debt securities and equity securities were $118,459,000 and $46,383,000, respectively. For the year ended December 31, 2019, proceeds from the sale and maturity of debt securities and equity securities were $49,751,000 and $25,339,000, respectively.

4. ACCRUED EXPENSES

Accrued expenses consist of the following at December 31, 2020 and 2019:

	2020	2019
	(In thousands)
Accrued legal expenses - patent	$2,284	$6,181
Accrued consulting and other professional fees	–	470
Short-term lease liability	589	435
Other accrued liabilities	834	179
	$3,707	$7,265

5. PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives ranging from one to five years. For all periods presented, all of Acacia’s identifiable intangible assets were subject to amortization. The gross carrying amounts and accumulated amortization related to investments in intangible assets as of December 31, 2020 and 2019 are as follows (in thousands):

	2020	2019
Gross carrying amount - patents	$336,834	$330,588
Accumulated amortization - patents(1)	(319,922)	(322,774)
Patents, net	$16,912	$7,814

 _____________

(1) Includes patent impairment charges for the applicable periods.

The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is 4 years. Scheduled annual aggregate amortization expense is estimated to $4,450,000 in 2021, $4,451,000 in 2022, $4,376,000 in 2023, $3,005,000 in 2024, and $630,000 thereafter.

Acacia did not record charges related to the impairment of patent-related intangible assets for the years ended December 31, 2020 and December 31, 2019. There is no accelerated amortization or sales for patent-related assets for the years ended December 31, 2020 and December 31, 2019.

6. INVESTMENT AT FAIR VALUE

During 2016 and 2017, Acacia made certain investments in Veritone, Inc. (“Veritone”). As a result of these transactions, Acacia received an aggregate total of 4,119,521 shares of Veritone common stock and warrants to purchase a total of 1,120,432 shares of Veritone common stock at an exercise price of $13.61 per share expiring between 2020 and 2027. During the year ended December 31, 2020, Acacia exercised 963,712 warrants, and recorded a realized gain of $11.5 million. At December 31, 2020, the fair value of the 156,720 remaining warrants held by Acacia totaled $2,752,000.

During the year ended December 31, 2019, Acacia sold 1,121,071 shares Veritone common stock and recorded a realized loss of $9.2 million. During the three months ended March 31, 2020, Acacia sold all remaining 298,450 shares Veritone common stock and recorded a realized loss of $3.3 million.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the year ended December 31, 2020, and 2019, the accompanying consolidated statements of operations reflected the following:

	2020	2019
	(In thousands)
Change in fair value of investment, warrants	$1,996	$(1,308)
Change in fair value of investment, common stock	3,478	11,207
Gain on sale of investment, warrants	11,503	–
Loss on sale of investment, common stock	(3,316)	(9,230)
Net realized and unrealized gain on investment at fair value	$13,661	$669

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

8. INCOME TAXES

Acacia’s income tax benefit (expense) for the fiscal periods presented consisted of the following:

	2020	2019
	(in thousands)
Current:
Federal	$–	$–
State	(66)	(34)
Foreign	1,225	1,858
Total current	1,159	1,824
Deferred:
Federal	–	–
State	–	–
Total deferred	–	–
Income tax benefit	$1,159	$1,824

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following at December 31, 2020 and 2019:

	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$113,561	$112,280
Unrealized loss on investments held at fair value	0	538
Stock compensation	497	358
Fixed assets and intangibles	677	1,316
Basis of investments in affiliates	254	300
Accrued liabilities and other	762	631
State taxes	15	25
Total deferred tax assets	115,766	115,448
Valuation allowance	(76,969)	(115,077)
Total deferred tax assets, net of valuation allowance	38,797	371
Deferred tax liabilities:
ROU Asset	(330)	(347)
Unrealized loss on investments held at fair value	(38,374)	–
Other	(93)	(24)
Total deferred tax liabilities	(38,797)	(371)
Net deferred tax assets (liabilities)	$–	$–

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2020	2019
Statutory federal tax rate - (benefit) expense	21%	21%
State income and foreign taxes, net of federal tax effect	(1)%	7%
Foreign tax credit	–%	–%
Noncontrolling interests in operating subsidiaries	–%	–%
Nondeductible permanent items	11%	1%
Change in tax rate	–%	–%
Expired capitalized loss	–%	(2)%
Valuation allowance	(33)%	(13)%
Other	1%	(4)%
	(1)%	10%

For the periods presented, the Company recorded full valuation allowances against its net deferred tax assets due to uncertainty regarding future realization pursuant to guidance set forth in ASC 740, “Income Taxes.” In future periods, if the Company determines it will more likely than not be able to realize certain of these amounts, the applicable portion of the benefit from the release of the valuation allowance will generally be recognized in the consolidated statements of operations in the period the determination is made.

At December 31, 2020, Acacia had U.S. federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $274,283,000 and $13,809,000, respectively. For federal income tax purposes, our NOL carryovers generated for tax years beginning before January 1, 2018 will begin to expire in 2026. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning January 1, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. Our capital loss carryovers totaled $11,155,000 at December 31, 2020, expiring in 2029. For state income tax purposes, our NOLs will expire between 2028 and 2040.

As of December 31, 2020, Acacia had approximately $50,973,000 of foreign tax credits, expiring between 2021 and 2026. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

Tax expense (benefit) for the periods presented primarily reflects foreign taxes withheld and refunded on revenue agreements executed with licensees in foreign jurisdictions and other state taxes. Excluding the impact of the change in valuation allowance, annual effective tax rates were 32% for fiscal year 2020 and 23% for fiscal year 2019. Results for fiscal year 2020 included an unrealized gain on our investment in Veritone which created a deferred tax liability totaling approximately $590,000, and an unrealized gain on our investment in the LF equity income fund portfolio which created a deferred tax liability totaling approximately $37,706,000. Results for fiscal year 2019 included an unrealized loss on Acacia’s investment in Veritone which created a deferred tax asset totaling approximately $538,000.

Acacia is subject to taxation in the U.S. and in various state jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2016. The California Franchise Tax Board audited the 2011 through 2016 California combined income tax returns. The California Franchise Tax Board has proposed adjustments for 2011 through 2016 that will result in a reduction in our net operating loss carryforward deferred tax asset of $571,000. As those NOL’s have been subject to a full valuation allowance, the impact of these adjustments has no impact to the consolidated statements of operations for the periods presented.

At both December 31, 2020 and 2019, the Company had total unrecognized tax benefits of approximately $731,000. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At December 31, 2020, if recognized, approximately $731,000 of tax benefits, net of valuation allowance, would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.

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

The number of shares of Common Stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired Common Stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At December 31, 2020, there were 378,270 shares available for grant under the 2013 Plan.

The number of shares of Common Stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the Plan. At December 31, 2020, there were 4,068,308 shares available for grant under the 2016 Plan.

Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock. Acacia’s Board of Directors may amend or modify the Plans at any time, subject to any required stockholder approval. As of December 31, 2020, there are 6,509,469 shares of common stock reserved for issuance under the Plans.

Stock-based award grant activity for the periods presented was as follows:

	2020		2019
	Shares	Aggregate fair value (in thousands)	Shares	Aggregate fair value (in thousands)
Restricted stock awards with time-based service conditions	592,000	$2,087	777,000	$2,332
Restricted stock units with market-based service conditions	–	–	900,000	1,280
Restricted stock units with time-based service conditions	86,500	276	–	–
Total incentive awards granted	678,500	$2,363	1,677,000	$3,612

The following table summarizes stock option activity for the Plans for the year ended December 31, 2020:

	Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2019	326,000	$4.38
Granted	–	$–
Exercised	(14,000)	$3.60
Expired/forfeited	(2,000)	$3.99
Outstanding at December 31, 2020	310,000	$4.41	2.2 years	$–
Vested	298,000	$4.44	2.1 years	$–
Exercisable at December 31, 2020	298,000	$4.44	2.1 years	$–

The aggregate intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $7,000 and $4,000, respectively. The aggregate intrinsic value of options vested during the year ended December 31, 2020 was $8,000. No options were granted during the year ended December 31, 2020. The aggregate fair value of options vested during the years ended December 31, 2020 and 2019 was $54,000 and $294,000, respectively. As of December 31, 2020, the total unrecognized compensation expense related to non-vested stock option awards was $9,000, which is expected to be recognized over a weighted-average term of approximately 4 months.

The following table summarizes non-vested restricted share activity for the year ended December 31, 2020:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock at December 31, 2019	476,000	$–
Granted	592,000	$3.52
Vested	(353,000)	$3.12
Canceled	(31,000)	$2.85
Nonvested restricted stock at December 31, 2020	684,000	$3.38

The weighted-average grant date fair value of non-vested restricted stock granted during the years ended December 31, 2020 and 2019 was $3.38 and $2.98, respectively. The aggregate fair value of restricted stock that vested during the years ended December 31, 2020 and 2019 was $1,101,000 and $672,000, respectively. As of December 31, 2020, unrecognized compensation expense related to non-vested restricted stock awards was $2,023,000, which is expected to be recognized over a weighted-average term of approximately 2 years.

The following table summarizes restricted stock units activity for the year ended December 31, 2020:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock units at December 31, 2019	900,000	$1.42
Granted	166,500	$3.19
Vested	–	$–
Canceled	(80,000)	$3.19
Nonvested restricted stock units at December 31, 2020	986,500	$1.58
Vested restricted stock units at December 31, 2020	14,000	$16.72

The weighted-average grant date fair value of restricted units granted during the years ended December 31, 2020 was $3.19. The aggregate fair value of restricted stock units granted during the year ended December 31, 2020 was $276,000. The aggregate fair value of restricted stock units granted during the year ended December 31, 2019 was $1,280,000. No restricted stock units were vested during the years ended December 31, 2020 and 2019. As of December 31, 2020, unrecognized compensation expense related to non-vested restricted stock units was $936,000, which is expected to be recognized over a weighted-average term of approximately 2 years.

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

Acacia owns 60% of the membership interests in AIP and at all times will control AIP. Profits interests totaling 400 Units, or 40% of the membership interests in AIP, were granted in February 2017, with an aggregate grant date fair value of $722,000. The carrying value of the Units totaled $591,000 as of December 31, 2020, based on the fair value of the Units at the recipient’s service termination date. Upon full vesting of the units in September 2017, all previously unrecognized compensation expense was immediately recognized. As of December 31, 2020, AIP holds the Veritone warrants described at Note 6.

Stock compensation expense is recognized in general and administrative expenses. Compensation expense for the periods presented was comprised of the following:

	2020	2019
	(in thousands)
Restricted stock awards with time-based service conditions	$1,155	$907

Restricted stock units awards with time-based service conditions	43	–
Restricted stock units with market-based vesting conditions	427	140

Stock options with time-based service vesting conditions	37	28

Total compensation expense	$1,662	$1,075

10. COMMITMENTS AND CONTINGENCIES

Facility Leases

The Company primarily leases office facilities under operating lease arrangements that will end in various years through July 2024.

On June 7, 2019, we entered into a building lease agreement (the “New Lease”) with Jamboree Center 4 LLC (the “Landlord”). Pursuant to the New Lease, we have leased approximately 8,293 square feet of office space in Irvine, California. The New Lease commenced on August 1, 2019. The term of the New Lease is 60 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.

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

Operating lease costs, net of sublease income, were $603,000, and $426,000 for the years ended December 31, 2020 and 2019, respectively.

The table below presents aggregate future minimum payments due under the New Lease and the Old Lease, reconciled to lease liabilities included in the consolidated balance sheet as of December 31, 2020:

Operating Leases
(In thousands)
2021	$588
2022	370
2023	364
2024	218
Thereafter	–
Total minimum payments	1,540
Less: short-term lease liabilities	(589)
Long-term lease liabilities	$951

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

On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”) filed a lawsuit in Delaware Chancery Court against the Company and Acacia Research Group, LLC (collectively, the “Acacia Entities”), Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The Acacia Entities maintain that Slingshot’s allegations are baseless, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.

Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows. Fiscal year 2020 operating expenses included a net income for settlement offset by contingency accruals totaling $308,000, net of prior accruals. Refer to Note 4 for information on accrued expenses.

Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at December 31, 2020.

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

Executive Severance Policy. Under Acacia’s Amended Executive Severance Policy, full-time employees as of July 2017 and prior with the title of Senior Vice President and higher (“SVP and higher”) are entitled to receive certain benefits upon termination of employment. If employment of an SVP and higher employee is terminated for other than cause or other than on account of death or disability, Acacia will (i) promptly pay to the SVP and higher employee a lump sum amount equal to the aggregate of (a) accrued obligations (i.e., annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of base salary for each full year that the SVP and higher employee was employed by the Company (the “Severance Period”), up to a maximum of twelve (12) months (eighteen (18) months for executive officers of Acacia Research Corporation) of base salary, and (ii) provide to the SVP and higher employee, Acacia paid COBRA coverage for the medical and dental benefits selected in the year in which the termination occurs, for the duration of the Severance Period. Results for the year ended December 31, 2020 and 2019 include $304,000 and $420,000 of expenses incurred under the executive severance policy.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for state income taxes totaled $118,000 and $85,000 for the years ended December 31, 2020 and 2019, respectively. Foreign taxes refunded totaled $3,600,000 and foreign taxes withheld totaled $249,000 for the years ended December 31, 2020 and 2019, respectively.

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

Acacia holds the following types of financial instruments at December 31, 2020 and 2019.

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

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3
		(In thousands)
Assets as of December 31, 2020:
Trading securities - equity	$109,103	$–	$–
Investment at fair value - warrants (Note 6)	–	2,752	–
Total recurring fair value measurements as of December 31, 2020	$109,103	$2,752	$–

Assets as of December 31, 2019:
Trading securities - debt	$–	$93,843	$–
Trading securities - equity	17,140	–	–
Investment at fair value - warrants (Note 6)	–	757	–
Investment at fair value - common stock (Note 6)	743	–	–
Total recurring fair value measurements as of December 31, 2019	$17,883	$94,600	$–

Liabilities as of December 31, 2020:
Series A warrants	$–	$6,640	$–
Series B warrants	–	–	52,341
Embedded derivative liability	–	–	26,728
Total liabilities as of December 31, 2020	$–	$6,640	$79,069

Liabilities as of December 31, 2019:
Series A warrants	$–	$3,568	$–
Embedded derivative liability	–	–	17,974
Total liabilities as of December 31, 2019	$–	$3,568	$17,974

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Preferred Stock Embedded Derivative Liability	Series B Warrants Liability
	(In thousands)
Opening balance as of January 1, 2019
Issuance of Series A warrants	$21,232	$–
Remeasurement to fair value	(3,258)	–
Balance as of December 31, 2019	$17,974	$–

Issuance of Series B warrants	–	4,600
Remeasurement to fair value	8,754	47,741
Balance as of December 31, 2020	$26,728	$52,341

15. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2019, the Company purchased shares of common stock of Drive Shack, Inc. (“Drive Shack”) for an aggregate purchase price of $2.4 million. Drive Shack and Clifford Press, Chief Executive Officer and director of Acacia, are related parties as Mr. Press is a board member of Drive Shack. The market value of the investment was $1.4 million and $2.1 million for the years ended December 31, 2020, and December 31, 2019, respectively. During the years ended December 31, 2020 and 2019, the Company recognized unrealized losses from the investment of $998,000 and $263,000, respectively.

16. STARBOARD INVESTMENT

Series A Redeemable Convertible Preferred Stock. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (“Starboard”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock to Starboard. The Securities Purchase Agreement also established the terms of certain senior secured notes and additional warrants (the “Series B Warrants”) which may be issued to Starboard in the future. On June 4, 2020, the Company entered into a Supplemental Agreement, as defined below under “Senior Secured Notes”, with certain contractual agreements affecting the Series A Redeemable Convertible Preferred Stock, reflected below.

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

Holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the periods of May 15, 2021 through August 15, 2021 and May 15, 2022 through August 15, 2022, provided that there is not outstanding at least $50.0 million aggregate principal of senior secured notes to Starboard pursuant to the Securities Purchase Agreement at the time of the redemption. Holders also have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of November 15, 2024 through February 15, 2025. Additionally, holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock upon the occurrence of (i) a change of control or (ii) various other triggering events, such as the suspension from trading or delisting of the Company’s common stock. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the holders, the redemption price may include a make-whole amount or a stated premium, depending on the redemption scenario.

The Company may redeem all, and not less than all, of the Series A Redeemable Convertible Preferred Stock (i) upon a change of control or (ii) during the period of May 15, 2022 through August 15, 2022, provided that there is not outstanding at least $50.0 million aggregate principal of the senior secured notes at the time of the redemption, and assuming certain conditions of the common stock have been met. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the Company, the redemption price would include a make-whole amount or a 15% premium depending on the circumstances.

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

The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of the approved investment in June 2020, the dividend rate increased to 8.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and Starboard agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. No accrued and unpaid dividends as of December 31, 2020.

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

The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the year ended December 31, 2020 was $2.8 million.

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the accompanying consolidated statements of operations. As of December 31, 2020, the fair value of the Series A embedded derivative was $26.7 million.

Series A Warrants. On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued a detachable Series A Warrants to acquire up to purchase 5,000,000 shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million. The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income (expense) in the accompanying consolidated statements of operations. As of December 31, 2020, the fair value of the Series A Warrants was $6.6 million. As of December 31, 2020, the Series A Warrants have not been exercised.

The Series A Warrants are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

Series B Warrants. On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price (subject to certain price-based anti-dilution adjustments) of either (i) $5.25 per share, if exercising by cash payment, within 30 months from the issuance date (i.e., August 25, 2022); or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. The Series B Warrants expire on November 15, 2027.

In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. As of December 31, 2020, the Series B Warrants have not been exercised.

The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in the consolidated statements of operations in other income (expense). As of December 31, 2020, the fair value of the Series B Warrants was $52.3 million.

The Series B Warrants are classified as a liability in accordance with ASC 480, Distinguishing Liabilities from Equity, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

Senior Secured Notes. Pursuant to the Securities Purchase Agreement dated November 18, 2019 with Starboard and the Buyers, on June 4, 2020, the Company issued $115 million in Notes to the Buyers. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard (the “Supplemental Agreement”), pursuant to which the Company agreed to redeem $80 million aggregate principal amount of the Notes by September 30, 2020, and $35 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10% per annum. The Notes include certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of Starboard, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of Series B Warrants.

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

The New Notes bear interest at a rate of 6.00% per annum and had a maturity date of December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and therefore the Company has agreed to redeem $80 million principal amount of the New Notes by September 30, 2020 (the “Initial Redemption Date”) and $35 million principal amount of the New Notes by December 31, 2020 (the “Final Redemption Date”), and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will also satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and among the Company, Starboard and the Buyers.

Because the New Notes will be settled within twelve months pursuant to their terms, they are classified as current liabilities on the balance sheet. The Company capitalized $4.6 million in lender fees and $0.5 million in other issuance costs associated with the issuance of the Notes. The $4.6 million of lender fees are recognized as long term deferred debt issuance cost and will be amortized to interest expense until November 15, 2027, the maturity date of Series A Redeemable Convertible Preferred Stock. The $0.5 million issuance costs are recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. There is $0.9 million accrued and unpaid interest on the New Note as of December 31, 2020.

On January 29, 2021, the Company redeemed $50 million of the New Notes, and the parties agreed that the Company will redeem the remaining $65 million of the principal amount of the New Notes on or before July 15, 2021.

Modifications to Series A Redeemable Convertible Preferred Stock and Series B Warrants. The June 4, 2020 Supplemental Agreement also provided for (i) a waiver of increased dividends under the original terms of the Series A Preferred Stock that would have otherwise accrued due to the Company’s use of the $35 million proceeds received from Starboard and the Buyers upon the issuance of the Series A Redeemable Convertible Preferred Stock in November 2019, (ii) the replacement of original optional redemption rights for the Series A Redeemable Convertible Preferred Stock provided to both the Company and the holders that otherwise would have been nullified through the issuance of the Notes, and (iii) an amendment to the terms of the previously issued Series B Warrants to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration of the Series B Warrants on November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms.

We analyzed the amendments to the Series A Redeemable Convertible Preferred Stock and determined that the amendments were not significant. Therefore, the amendments are accounted for as a modification on a prospective basis.

The incremental fair value of the Series B Warrants associated with their modification in connection with the issuance of the Notes is $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the year ended December 31, 2020, $1,158,000 was amortized to interest expense. As of December 31, 2020, $171,000 is remaining to be amortized until the Final Redemption Date of July 15, 2021.

17. LF EQUITY INCOME FUND PORTFOLIO INVESTMENT

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

In accordance with the Transaction Agreement, the Company transferred the total purchase price of £223.9 million into an escrow account. Upon the transfer of equity securities in the Portfolio Companies to the Company, the associated funds were released from the escrow account to Seller based on the consideration amount assigned to the equity securities for such Portfolio Companies in the Transaction Agreement. As of December 31, 2020, all of the equity securities in the Portfolio Companies were transferred to the Company pursuant to the Transaction Agreement. The Company has sold a portion of the equity securities of such Portfolio Companies while retaining an interest in a number of operating businesses, including a controlling interest in one of the Portfolio Companies.

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

During the year ended December 31, 2020, Seller returned a total of £4.5 million of the Company’s prepaid investment upon the failure to obtain the approval of the existing equity holders, pursuant to their rights of first refusals, of one of the Portfolio Companies in connection with the transfer of its securities. In addition, due to an ownership restriction applicable to one of the Portfolio Companies, the Company sold a small portion of an equity securities derivative for £33,000 before the remaining shares of such Portfolio Company could be transferred to us. The Company recognized a net gain of $2.8 million related to the returned prepaid investments and sale of the derivative.

Changes in the fair value of Acacia’s investment in the Portfolio Companies are recorded as unrealized gains or losses in the consolidated statements of operations. For the year ended December 31, 2020, the accompanying consolidated statements of operations reflected the following:

	Years Ended
	December 31,
	2020	2019
	(In thousands)
Change in fair value of trading security - LF Fund public securities	$72,104	$–
Change in fair value of investment security - LF Fund private securities	103,751	–
Loss on sale of trading security - LF Fund public securities	(3,930)	–
Gain on sale of prepaid investment and derivative	2,845	–
Net realized and unrealized gain on investment in LF Fund securities	$174,770	$–

As part of the Company’s acquisition of equity securities in the Portfolio Companies, the Company acquired a majority interest in the equity securities of MalinJ1, which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as it owns 37.9% of outstanding shares of Viamet.

18. QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2020. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been, and may in the future be, subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

	Quarter Ended
	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,	Jun. 30,	Mar. 31,
	2020	2020	2020	2020	2019	2019	2019	2019
	(Unaudited, in thousands, except share and per share information)
Revenues	$4,383	$19,466	$2,118	$3,815	$688	$1,711	$5,460	$3,387
Portfolio operations:
Inventor royalties	506	5,772	645	426	192	776	2,623	1,353
Contingent legal fees	564	6,609	12	234	4	35	375	177
Patent acquisition expenses	–	–	–	–	–	–	–	–
Litigation and licensing expenses - patents	2,186	1,001	1,459	1,037	1,160	987	1,855	3,801
Amortization of patents	1,159	1,174	1,305	1,043	857	863	818	656
Other portfolio expenses	–	–	(74)	(234)	1,581	(475)	–	650
Total portfolio operations	4,415	14,556	3,347	2,506	3,794	2,186	5,671	6,637
Net portfolio income (loss)	(32)	4,910	(1,229)	1,309	(3,106)	(475)	(211)	(3,250)
General and administrative expenses (including non-cash stock compensation expense)	6,387	7,692	5,519	4,878	4,328	4,630	3,763	3,655
Impairment of patent-related intangible assets	–	–	–	–	–	–	–	–
Operating income (loss)	(6,419)	(2,782)	(6,748)	(3,569)	(7,434)	(5,105)	(3,974)	(6,905)
Total other income (expense)	86,756	41,213	12,894	(9,060)	5,921	(2,503)	(1,774)	2,821
Income (loss) before provision for income taxes	80,337	38,431	6,146	(12,629)	(1,513)	(7,608)	(5,748)	(4,084)
Provision for income taxes	(98)	(83)	2	1,338	2,147	–	(9)	(314)
Net income (loss) including noncontrolling interests	80,239	38,348	6,148	(11,291)	634	(7,608)	(5,757)	(4,398)
Net (income) loss attributable to noncontrolling interests in subsidiaries	–	–	–	–	–	–	–	14
Net income (loss) attributable to Acacia Research Corporation	$80,239	$38,348	$6,148	($11,291)	$634	($7,608)	($5,757)	($4,384)

Net income (loss) attributable to common shareholders - basic	$65,180	$30,529	$4,201	$(12,185)	$327	$(7,608)	$(5,757)	$(4,384)
Basic income (loss) per share	$1.34	$0.63	$0.09	($0.24)	$0.01	($0.15)	($0.12)	($0.09)
Weighted-average number of shares outstanding, basic	48,508,903	48,467,885	48,457,620	49,875,396	49,875,750	49,828,361	49,696,016	49,655,881

Net loss attributable to common stockholders - diluted	$65,352	$29,204	$4,201	$(12,185)	$(2,624)	$(7,608)	$(5,757)	$(4,384)
Diluted net income (loss) per common share	$1.33	$0.32	$0.09	($0.24)	($0.05)	($0.15)	($0.12)	($0.09)
Weighted average number of shares outstanding - diluted	49,244,141	90,624,702	49,033,824	49,875,396	54,406,835	49,828,361	49,696,016	49,655,881

19. SUBSEQUENT EVENTS

On January 29, 2021, the Company redeemed $50 million of the New Notes, and the parties agreed that the Company will redeem the remaining $65 million of the principal amount of the New Notes on or before July 15, 2021.

