Form 10-Q
period 2021-03-31
ACACIA RESEARCH CORP
filed 2021-05-17
CIK 934549

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________________________

FORM 10-Q

________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

767 3RD AVENUE, SUITE 602, New York, NY 10017

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

As of May 7, 2021, 49,279,453 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

March 31, 2021

INDEX

		Page

	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020	4

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020	5

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three Months Ended March 31, 2021 and 2020	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

Part II.	OTHER INFORMATION	44

Item 1.	Legal Proceedings	44

Item 1A.	Risk Factors	44

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Mine Safety Disclosures	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2021, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” “predict,” other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Such statements address future events and conditions concerning, among other things, intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part II, Item1A of this Report, and in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 29, 2021, or our Annual Report, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC. You should read this Report in its entirety, together with the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Stock Market, LLC. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.

We qualify all of our forward-looking statements by these cautionary statements.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$144,807	$165,546
Equity securities at fair value	180,320	109,103
Equity securities without readily determinable fair value	116,946	143,257
Investment securities - equity method investments	33,665	30,673
Investment at fair value	–	2,752
Accounts receivable	4,425	506
Prepaid expenses and other current assets	2,647	5,832
Total current assets	482,810	457,669

Long-term restricted cash	35,419	35,000
Patents, net of accumulated amortization	45,050	16,912
Leased right-of-use assets	845	951
Other non-current assets	4,834	4,988
Total assets	$568,958	$515,520

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,633	$1,019
Accrued expenses and other current liabilities	3,673	3,707
Accrued compensation	2,017	2,265
Royalties and contingent legal fees payable	2,445	2,162
Accrued patent investment costs	10,000	–
Senior Secured Notes Payable - short-term	116,211	115,663
Total current liabilities	137,979	124,816

Series A warrant liabilities	18,243	6,640
Series A embedded derivative liabilities	40,419	26,728
Series B warrant liabilities	225,956	52,341
Long-term lease liabilities	845	951
Other long-term liabilities	5,591	591
Total liabilities	429,033	212,067

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $35,000 as of March 31, 2021 and December 31, 2020, respectively	11,777	10,924

Stockholders' equity:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 49,279,453 shares issued and outstanding as of March 31, 2021 and December 31, 2020	49	49
Treasury stock, at cost, 4,604,365 shares as of March 31, 2021 and December 31, 2020	(43,270)	(43,270)
Additional paid-in capital	650,753	651,416
Accumulated deficit	(491,326)	(326,708)
Total Acacia Research Corporation stockholders' equity	116,206	281,487

Noncontrolling interests	11,942	11,042

Total stockholders' equity	128,148	292,529

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$568,958	$515,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020

Revenues	$5,803	$3,815

Patent portfolio operations:
Inventor royalties	95	426
Contingent legal fees	1,094	234
Litigation and licensing expenses - patents	2,262	1,037
Amortization of patents	1,862	1,043
Other patent portfolio expenses (income)	–	(234)
Patent portfolio expenses	5,313	2,506
Net patent portfolio income	490	1,309
General and administrative expenses(1)	6,166	4,878
Operating loss	(5,676)	(3,569)

Other income (expense):
Change in fair value of investment, net	–	4,108
Gain (loss) on sale of investment	839	(3,316)
Change in fair value of the Series A and B warrants and embedded derivatives	(198,909)	(4,382)
Change in fair value of equity securities	37,849	(6,117)
Gain on sale of equity securities	819	112
Earnings on equity investment in joint venture	2,730	–
Loss on foreign currency exchange	(24)	–
Interest expense on Senior Secured Notes	(1,310)	–
Interest (expense) income and other	(26)	535
Total other expense	(158,032)	(9,060)

Loss before income taxes	(163,708)	(12,629)

Income tax benefit (expense)	(10)	1,338

Net Loss including noncontrolling interests in subsidiaries	(163,718)	(11,291)

Net Income attributable to noncontrolling interests in subsidiaries	(900)	–

Net Loss attributable to Acacia Research Corporation	$(164,618)	$(11,291)

Net Loss attributable to common stockholders - basic and diluted	$(136,665)	$(12,185)
Basic and diluted net loss per common share	$(2.81)	$(0.24)
Weighted average number of shares outstanding - basic and diluted	48,596,040	49,875,396

_________________________________________________________________

(1) General and administrative expenses were comprised of the following:

	Three Months Ended March 31,
	2021	2020
General and administrative expenses	$5,716	$4,546
Non-cash stock compensation expense - G&A	450	332
Total general and administrative expenses	$6,166	$4,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Three Months Ended March 31, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$–	$(326,708)	$11,042	$292,529
Net Loss including noncontrolling interests in subsidiaries	–	–	–	–	–	–	–	(164,618)	900	(163,718)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	853	–	–	–	(853)	–	–	–	(853)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(260)	–	–	–	(260)
Compensation expense for share-based awards, net of forfeitures	–	–	–	–	–	450	–	–	–	450
Balance at March 31, 2021	350,000	$11,777	49,279,453	$49	$(43,270)	$650,753	$–	$(491,326)	$11,942	$128,148

	For the Three Months Ended March 31, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2019	350,000	8,089	50,370,987	$50	$(39,272)	$652,003	$–	$(439,656)	$1,833	$174,958
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	–	–	(11,291)	–	(11,291)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	631	–	–	–	(631)	–	–	–	(631)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(263)	–	–	–	(263)
Compensation expense for share-based awards, net of forfeitures	–	–	19,354	–	–	332	–	–	–	332
Repurchase of common stock	–	–	(576,898)	–	(1,314)	–	–	–	–	(1,314)
Balance at March 31, 2020	350,000	$8,720	49,813,443	$50	$(40,586)	$651,441	$–	$(450,947)	$1,833	$161,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(163,718)	$(11,291)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net	–	(4,108)
Loss (gain) on sale of investment	(839)	3,316
Depreciation and amortization	1,897	1,064
Amortization of debt discount and issuance costs	702	–
Change in fair value of Series A redeemable convertible preferred stock embedded derivative	13,691	3,708
Change in fair value of Series A warrants	11,603	(958)
Change in fair value of Series B warrants	173,615	1,631
Non-cash stock compensation	450	332
Loss on foreign currency exchange	24	–
Change in fair value of equity securities	(37,849)	6,005
Gain on sale of equity securities	(819)	–
Earnings on equity investment in joint venture	(2,730)	–

Changes in assets and liabilities:
Accounts receivable	(3,919)	(110)
Prepaid expenses and other assets	(843)	(784)
Accounts payable and accrued expenses	2,332	(908)
Royalties and contingent legal fees payable	283	(108)
Net cash used in operating activities	(6,120)	(2,211)

Cash flows from investing activities:
Patent acquisition	(11,000)	(5,780)
Sale of investment at fair value	3,591	905
Purchases of equity securities	(9,200)	(29,501)
Maturities and sales of equity securities	2,702	35,046
Purchases of property and equipment	(33)	(163)
Net cash (used in) provided by investing activities	(13,940)	507

Cash flows from financing activities:
Repurchase of common stock	–	(1,314)
Dividend on Series A Redeemable Convertible Preferred Stock	(260)	(263)
Issuance of Series B warrants	–	4,600
Paydown of Senior Secured Notes - short term	(50,000)	–
Reissuance of Senior Secured Notes - short term	50,000	–
Net cash (used in) provided by financing activities	(260)	3,023

(Decrease) increase in cash and cash equivalents and restricted cash	(20,320)	1,319

Cash and cash equivalents and restricted cash, beginning	200,546	92,359

Cash and cash equivalents and restricted cash, ending	$180,226	$93,678

Supplemental schedule of noncash investing activities:
Patent acquisition in exchange of notes receivable	$4,000	$–
Patent acquisition accrued liability – short term	10,000	–
Patent acquisition accrued liability – long term	5,000	–

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of IP rights (hereinafter, “IP Rights”) for the use of patented technologies that its operating subsidiaries control or own. Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, where necessary, with the enforcement against unauthorized users of their patented technologies through the filing of patent infringement litigation.

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

During the three months ended March 31, 2021, Acacia obtained control of one new patent portfolio. During fiscal year 2020, Acacia obtained control of five new patent portfolios.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 29, 2021, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2021, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the equity instruments, the valuation of Series A redeemable convertible preferred stock (the “Series A Redeemable Convertible Preferred Stock”), embedded derivatives, Series A warrants (the “Series A Warrants”), Series B warrants (the “Series B Warrants”), stock-based compensation expense, impairment of patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

COVID-19 Pandemic and the CARES Act

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. While the Company does not expect the current situation to present direct risks to its business, and it has not had a material impact to date, the COVID-19 pandemic could adversely impact the Company’s operations, as well as the operations of its licensees and other business partners. Our cash is held in major financial institutions in government instruments and high-quality short-term bonds. Our business is fully able to operate in a socially distanced and/or remote capacity and in accordance with applicable laws, policies, and best practices. Our workforce is provided ample paid sick leave, and we have in place robust disaster recovery and business continuity policies that have been revised to account for a long-term remote work contingency such as this. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a materially adverse effect on our business, results of operations and financial condition.

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer's social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act has not had a material impact on the Company’s income tax provision.

On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2020. The Company will continue to evaluate the impact of the Consolidated Appropriations Act on its financial position, results of operations and cash flows, if any.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP").

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

In 2020, in connection with the transaction with Link Fund Solutions Limited, which is more fully described in Note 11, the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia (see Note 11), is the majority shareholder of MalinJ1.

A wholly owned subsidiary of Acacia is the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund has been included in the Company’s consolidated financial statements since 2010, as Acacia’s wholly owned subsidiary, the general partner of Acacia IP Fund, has the ability to control the operations and activities of the Acacia IP Fund. The Acacia IP Fund was terminated as of December 31, 2017 and dissolved in 2020.

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

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia. Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, which provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio or sales of our patent portfolio. IP Rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised IP Rights are inputs and (ii) the Company's promise to transfer each individual IP right described above to the customer is not separately identifiable from other promises to transfer IP Rights in the contract.

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

Revenues were comprised of the following for the periods presented:

	Three Months Ended
	March 31,
	2021	2020

Paid-up Revenue Agreements	$5,410	$3,300
Recurring Revenue Agreements	393	515
Total Revenue	$5,803	$3,815

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Patent Portfolio Operations

Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. These costs are included under the caption “Patent Portfolio operations” in the accompanying consolidated statements of operations.

Inventor Royalties and Contingent Legal Expenses

Inventor royalties are expensed in the condensed consolidated statements of operations in the period that the related revenues are recognized. In certain instances, pursuant to the terms of the underlying inventor agreements, upfront advances paid to patent owners by Acacia’s operating subsidiaries are recoverable from future net revenues. Patent costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the unaudited condensed consolidated statements of operations. Any unamortized upfront advances recovered from net revenues are expensed in the period recovered and included in amortization expense in the unaudited condensed consolidated statements of operations.

Contingent legal fees are expensed in the unaudited condensed consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

Inventor royalty and contingent legal agreements typically provide for payment by the Company of contractual amounts 30 days subsequent to the fiscal quarter end during which related license fee payments are received from licensees by the Company.

Concentrations

Financial instruments that potentially subject Acacia to concentrations of credit risk are cash equivalents, equity securities and accounts receivable. Acacia places its cash equivalents and equity securities primarily in highly rated money market funds and investment grade marketable securities. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Acacia has not experienced any significant losses on its deposits of cash and cash equivalents.

Five licensees individually accounted for 61%, 9%, 8%, 8% and 8% of revenues recognized during the three months ended March 31, 2021, and three licensees accounted for 52%, 33%, and 9% of revenues recognized during the three months ended March 31, 2020.

The Company does not have any material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement, for the three months ended March 31, 2021 and 2020, 90% and 4%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

Three licensees individually represented approximately 68%, 11%, and 10% of accounts receivable at March 31, 2021. Two licensees individually represented approximately 62% and 21% of accounts receivable at December 31, 2020.

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

Cash and Cash Equivalents

Acacia considers all highly liquid, equity securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Acacia’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily includes: domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements. Acacia’s cash equivalents are measured at fair value using quoted prices that represent Level 1 inputs.

Long Term Restricted Cash

Long-term restricted cash relates primarily to the proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock which are held in an escrow account. The amounts are to be released to the Company upon, among other things, (i) the consummation of a suitable investment or acquisition by the Company or (ii) the conversion of Series A Redeemable Convertible Preferred Stock into common stock.

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Refer to Note 9 to our notes to consolidated financial statements for more information related to our fair value measurement.

Equity Securities at Fair Value

Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the unaudited condensed consolidated statements of operations in other income (expense). Dividend income is included in the unaudited condensed consolidated statements of operations in other income (expense).

Equity securities at fair value for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
March 31, 2021:
Equity securities - LF equity - common stock	$40,053	$138,241	$(10,198)	$168,096
Equity securities - other equity - common stock	$11,676	$1,100	$(552)	$12,224
Equity securities at fair value - common stock	$51,729	$139,341	$(10,750)	$180,320

December 31, 2020:
Equity securities - LF equity - common stock	$32,765	$72,689	$(583)	$104,871
Equity securities - other equity - common stock	$4,086	$1,410	$(1,264)	$4,232
Equity securities at fair value - common stock	$36,851	$74,099	$(1,847)	$109,103

Equity securities without readily determinable fair value

For equity securities that do not have readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income (expense).

Investments at Fair Value

On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants). We elected the fair value method for our investment in Veritone, Inc. (“Veritone”) upon acquisition of the investment. As of March 31, 2021, we have no more investment in Veritone stocks and warrants.

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

Profits Interest Units (“Units”) were accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service. As of March 31, 2021, the Units totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

Series A Warrants

The fair value of the Series A Warrants is estimated using a Black-Scholes option-pricing model. The fair value of the Series A Warrants as of March 31, 2021 was estimated based on the following assumptions: volatility of 30 percent, risk-free rate of 1.29 percent, term of 6.54 years and a dividend yield of 0 percent. Refer to Note 10 for additional information.

Series B Warrants

The fair value of the Series B Warrants is estimated using a Black-Scholes option-pricing model. In the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique used to value the Series B Warrants as of December 31, 2020. The fair value of the Series B Warrants as of March 31, 2021 was estimated based on the following assumptions: (1) volatility of 30 percent, risk-free rate of 1.31 percent, term of 6.63 years, and a dividend yield of 0 percent, and (2) volatility of 25 percent, risk-free rate of 0.11 percent, term of 1.4 years and a dividend yield of 0 percent. Refer to Note 10 for additional information.

Embedded derivatives

Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. The binomial model determines the value of a convertible bond instrument by valuing its two separate components (i.e., a cash only component which is subject to the selected risk-adjusted discount rate and an equity component where settlement is subject to a risk-free rate) within a single lattice framework. The binomial model utilizes the Tsiveriotis and Fernandes implementation in which a convertible instrument is split into two separate components: a cash-only component which is subject to the selected risk-adjusted discount rate and an equity component which is subject only to the risk-free rate. The model considers the (i) implied volatility of the value of our common stock, (ii) appropriate risk-free interest rate, (iii) credit spread, (iv) dividend yield, (v) dividend accrual (and a step-up in rates), and (vi) event probabilities of the various conversion and redemption scenarios.

The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. The selected volatility, as described below, represents a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at March 31, 2021 are as follows: volatility of 30 percent, risk-free rate of 1.3 percent, discount rate of 8.8 percent, and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement. Refer to Note 10 for additional information.

Treasury Stock

Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock on the condensed consolidated balance sheets.

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

The Company’s effective tax rates were (0%) and 11% for the three ended March 31, 2021 and 2020, respectively. Tax benefit (expense) for the periods presented primarily reflects the impact of state taxes and foreign taxes withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded full valuation allowance against our net deferred tax assets as of March 31, 2021 and 2020. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

3. LOSS PER SHARE

The following table presents the shares of common stock outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except share and per share information)
Numerator:
Net loss attributable to Acacia Research Corporation	$(164,618)	$(11,291)
Dividend on Series A redeemable convertible preferred stock	(263)	(263)
Accretion of Series A redeemable convertible preferred stock	(852)	(631)
Undistributed earnings allocated to participating securities	29,068	–
Net loss attributable to common stockholders - basic and diluted	(136,665)	(12,185)

Denominator:
Weighted-average shares used in computing net loss per share attributable to common stockholders - basic and diluted	48,596,040	49,875,396
Basic and diluted net loss per common share	$(2.81)	$(0.24)

4. PATENTS, NET OF ACCUMULATED AMORTIZATION

Acacia’s only identifiable intangible assets at March 31, 2021 and December 31, 2020 are patents and patent rights. Patent-related accumulated amortization totaled $321,784,000 and $319,922,000 as of March 31, 2021 and December 31, 2020, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from thirty-two to fifty-eight months. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of March 31, 2021:

For the years ending December 31,
(In thousands)
Remainder of 2021	$7,836
2022	10,448
2023	10,381
2024	9,005
2025	6,630
Thereafter	750
$45,050

For the three months ended March 31, 2021, Acacia accrued patent and patent rights acquisition costs totaling $15 million, of which $10 million is due December 1, 2021, and $5 million is due February 18, 2023. They are included in Accrued patent investment costs and Other long-term liabilities in the accompanying consolidated balance sheets, respectively.

5. INVESTMENT AT FAIR VALUE

During 2016 and 2017, Acacia made certain investments in Veritone. As a result of these transactions, Acacia received an aggregate total of 4,119,521 shares of Veritone common stock and warrants to purchase a total of 1,120,432 shares of Veritone common stock at an exercise price of $13.61 per share expiring between 2020 and 2027. During the three months ended March 31, 2020, Acacia sold all remaining 298,450 shares Veritone common stock and recorded a realized loss of $3.3 million.

During the year ended December 31, 2020, Acacia exercised 963,712 Veritone warrants, and recorded a realized gain of $11.5 million. During the three months ended March 31, 2021, Acacia exercised all remaining 156,720 warrants, and recorded a realized gain of $839,000. At March 31, 2021, there are no remaining Veritone warrants held by Acacia.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the three months ended March 31, 2021 and 2020, the accompanying condensed consolidated statements of operations reflected the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Change in fair value of investment, warrants	$–	$630
Change in fair value of investment, common stock	–	3,478
Gain on sale of investment, warrants	839	–
Loss on sale of investment, common stock	–	(3,316)
Net realized and unrealized gain (loss) on investment at fair value	$839	$792

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

On January 7, 2020, we entered into a building lease agreement (the “New York Office Lease”) with Sage Realty Corporation (the “New York Office Landlord”). Pursuant to the New York Office Lease, we have leased approximately 4,000 square feet of office space for our corporate headquarters in New York, New York. The New York Office Lease commenced on February 1, 2020. The term of the New York Office Lease is 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.

Operating lease costs were $150,000 and $121,000 for the three months ended March 31, 2021 and 2020, respectively.

The table below presents aggregate future minimum payments due under the New Lease and the New York Office Lease discussed above, reconciled to lease liabilities included in the consolidated balance sheet as of March 31, 2021:

Operating Leases
(In thousands)
2021	$444
2022	370
2023	364
2024	218
Thereafter	–
Total minimum payments	$1,396
Less: short-term lease liabilities	(551)
Long-term lease liabilities	$845

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

During the three months ended March 31, 2021, we incurred no operating expenses for settlement and contingency accruals. During the three months ended March 31, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $234,000, net of prior accruals. At March 31, 2021, our contingency accruals are not material.

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

In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s Board of Directors consider such factors, among others, as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value.

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

In connection with the adoption of the Plan, Acacia’s Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on March 16, 2019. On or after the distribution date, each right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.001 par value for a purchase price of $12.00. On March 15, 2021 the rights expired pursuant to their terms.

The Company has a provision in its Amended and Restated Certificate of Incorporation, as amended (the “Charter Provision”) which generally prohibits transfers of its common stock that could result in an ownership change. Like the Plan, the purpose of the Charter Provision is to protect the Company’s ability to utilize potential tax assets, such as net operating loss carryforwards and tax credits to offset potential future taxable income. The Charter Provision was approved by the Company’s stockholders on July 15, 2019.

8. RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements – Recently Adopted

In December of 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" ("ASU 2019-12"). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the Company's current financial position, results of operations or financial statement disclosures.

Recent Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update will be effective for the Company in fiscal year 2023, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s condensed consolidated financial statements.

9. FAIR VALUE MEASUREMENTS

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

Acacia holds the following types of financial instruments at March 31, 2021 and December 31, 2020:

Equity securities at fair value. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy.  Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy.

Investments at fair value - common stock. Acacia’s equity investment in Veritone common stock is recorded at fair value based on the quoted market price of Veritone’s common stock on the applicable valuation date (Level 1).

Investments at fair value - warrants. Warrants are recorded at fair value, as based on the Black-Scholes option-pricing model (Level 2).

Series A Warrants. Series A Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in estimate with regard to the calculation of the volatility assumption used in the Black Scholes option-pricing model. As a result, the Series A Warrants are now measured as Level 3 as opposed to Level 2 as measured previously.

Series B Warrants. Series B Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique used to value the Series B Warrants as of December 31, 2020.

Embedded derivative liability. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock issued by the Company in 2019 (Level 3).

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3
		(In thousands)
Assets as of March 31, 2021:
Equity securities at fair value	$122,469	$57,851	$–
Total recurring fair value measurements as of March 31, 2021	$122,469	$57,851	$–

Assets as of December 31, 2020:
Equity securities at fair value	$109,103	$–	$–
Investment at fair value - warrants	–	2,752	–
Total recurring fair value measurements as of December 31, 2020	$109,103	$2,752	$–

Liabilities as of March 31, 2021:
Series A warrants	$–	$–	$18,243
Series B warrants	–	–	225,956
Embedded derivative liabilities	–	–	40,419
Total liabilities as of March 31, 2021	$–	$–	$284,618

Liabilities as of December 31, 2020:
Series A warrants	$–	$6,640	$–
Series B warrants	–	–	52,341
Embedded derivative liabilities	–	–	26,728
Total liabilities as of December 31, 2020	$–	$6,640	$79,069

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis:

	Series A Warrants Liability	Series A Preferred Stock Embedded Derivative Liability	Series B Warrants Liability
		(In thousands)
Opening balance as of January 1, 2021	$–	$26,728	$52,341
Transfers into Level 3	6,640	–	–
Remeasurement to fair value	11,603	13,691	173,615
Balance as of March 31, 2021	$18,243	$40,419	$225,956

10. STARBOARD INVESTMENT

Series A Redeemable Convertible Preferred Stock

On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (“Starboard”) and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Buyers”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock to the Buyers. The Securities Purchase Agreement also established the terms of certain senior secured notes and additional warrants (the “Series B Warrants”) which may be issued to Starboard in the future. On June 4, 2020, the Company entered into a Supplemental Agreement, as defined below under “Senior Secured Notes”, with certain contractual agreements affecting the Series A Redeemable Convertible Preferred Stock, reflected below.

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

Holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the periods of May 15, 2021 through August 15, 2021 and May 15, 2022 through August 15, 2022, provided that there is not outstanding at least $50.0 million aggregate principal of senior secured notes to the Buyers pursuant to the Securities Purchase Agreement at the time of the redemption. Holders also have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of November 15, 2024 through February 15, 2025. Additionally, holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock upon the occurrence of (i) a change of control or (ii) various other triggering events, such as the suspension from trading or delisting of the Company’s common stock. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the holders, the redemption price may include a make-whole amount or a stated premium, depending on the redemption scenario.

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

The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of the approved investment in June 2020, the dividend rate increased to 8.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Buyers agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. No accrued and unpaid dividends as of March 31, 2021.

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

The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the three months ended March 31, 2021 was $853,000.

In connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company executed a Registration Rights Agreement with Starboard and the Buyers and a Governance Agreement with Starboard and certain affiliates of Starboard. Under the Registration Rights Agreement, the Company agreed to provide certain registration rights with respect to the Series A Redeemable Convertible Preferred Stock and shares of Common Stock issued upon conversion. In accordance with the Governance Agreement, the Company agreed to (i) increase the size of the Board of Directors from six to seven members, (ii) appoint Jonathan Sagal as a director of the Company, (iii) grant Starboard the right to recommend two additional directors for appointment to the board, (iv) form a Strategic Committee of the Board tasked with sourcing and performing due diligence on potential acquisition targets, (v) appoint certain directors to the Strategic Committee, and (vi) appoint a director to the Nominating and Corporate Governance Committee.

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the accompanying consolidated statements of operations. As of March 31, 2021, the fair value of the Series A embedded derivative was $40.4 million.

Series A Warrants

On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued a detachable Series A Warrants to acquire up to purchase 5,000,000 shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million. The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income (expense) in the accompanying consolidated statements of operations. As of March 31, 2021, the fair value of the Series A Warrants was $18.2 million. As of March 31, 2021, the Series A Warrants have not been exercised.

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

In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. As of March 31, 2021, the Series B Warrants have not been exercised.

The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in the consolidated statements of operations in other income (expense). As of March 31, 2021, the fair value of the Series B Warrants was $226.0 million.

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

The New Notes bear interest at a rate of 6.00% per annum and had a maturity date of December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and therefore the Company has agreed to redeem $80 million principal amount of the New Notes by September 30, 2020 and $35 million principal amount of the New Notes by December 31, 2020, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will also satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and among the Company, Starboard and the Buyers.

Because the New Notes are to be settled within twelve months pursuant to their terms, they are classified as current liabilities on the balance sheet. The Company capitalized $4.6 million in lender fees and $0.5 million in other issuance costs associated with the issuance of the Notes. The $4.6 million of lender fees are recognized as long term deferred debt issuance cost and will be amortized to interest expense until November 15, 2027, the maturity date of Series A Redeemable Convertible Preferred Stock. The $0.5 million issuance costs are recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. There is $1.5 million accrued and unpaid interest on the New Note as of March 31, 2021.

On January 29, 2021, the Company redeemed $50 million of the New Notes. On March 31, 2021, the Company reissued $50 million of the New Notes for a total principal amount outstanding of New Notes as of March 31, 2021 of $115 million and the parties agreed that the Company will redeem the remaining $115 million of the principal amount of the New Notes on or before July 15, 2021.

Modifications to Series A Redeemable Convertible Preferred Stock and Series B Warrants

The June 4, 2020 Supplemental Agreement also provided for (i) a waiver of increased dividends under the original terms of the Series A Redeemable Convertible Preferred Stock that would have otherwise accrued due to the Company’s use of the $35 million proceeds received from Starboard and the Buyers upon the issuance of the Series A Redeemable Convertible Preferred Stock in November 2019, (ii) the replacement of original optional redemption rights for the Series A Redeemable Convertible Preferred Stock provided to both the Company and the holders that otherwise would have been nullified through the issuance of the Notes, and (iii) an amendment to the terms of the previously issued Series B Warrants to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration of the Series B Warrants on November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms.

We analyzed the amendments to the terms of the Series A Redeemable Convertible Preferred Stock and determined that the amendments were not significant. Therefore, the amendments are accounted for as a modification on a prospective basis.

The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes is $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. As of March 31, 2021, $1,133,000 was amortized to interest expense. As of March 31, 2021, $196,000 is remaining to be amortized until the Final Redemption Date of July 15, 2021.

11. LF EQUITY INCOME FUND PORTFOLIO INVESTMENT

On April 3, 2020, the Company entered into an Option Agreement with Seller, which included general terms through which the Company was provided the option to purchase life sciences equity securities in a portfolio of public and private companies (“Portfolio Companies”) for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.

On June 4, 2020, the Company executed the Transaction Agreement between Link Fund Solutions Limited, Seller, and the Company. Pursuant to the Transaction Agreement, the Company agreed to purchase from Seller and Seller agreed to transfer to the Company the specified equity securities of all Portfolio Companies at set prices at various future dates. The transfer dates would vary among the Portfolio Companies as the Transaction Agreement gives the Company the exclusive right to determine when to call for transfer of each security, and because each Portfolio Company (or its existing equity holders) may be required to approve the transfer due to rights of first refusals and other company-specific terms and conditions. Thus, the execution of the Transaction Agreement resulted in forward contracts for the Company to purchase equity securities in each public and private company at a specified price on a future date.

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

For the three months ended March 31, 2021 and 2020, the accompanying condensed consolidated statements of operations reflected the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Change in fair value of equity securities - LF Fund securities	$37,176	$–
Net realized and unrealized gain on investment in LF Fund securities	$37,176	$–

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

12. SUBSEQUENT EVENTS

On May 4, 2021, the Company made an additional $9.8 million investment in one of the Portfolio Companies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item1 of this Quarterly Report on Form10-Q for the three months ended March 31, 2021, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item1A. of this Report.

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

We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Portfolio Companies”, in June 2020. As of March 31, 2021, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.

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

We have established a proven track record of licensing and enforcement success with nearly 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of over $1.7 billion, and have returned more than $812 million to our patent partners.

Executive Summary

Overview

Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs.

Patent Licensing and Enforcement

-	Patent Litigation Trial Dates and Related Trials

As of the date of this report, our operating subsidiaries have two pending patent infringement case with a scheduled trial date in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is, in our experience, a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts. Please refer to Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.

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

During the three months ended March 31, 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents technology. The patents and patent rights acquired during the three months ended March 31, 2021 have estimated economic useful lives of approximately five years. In fiscal year 2020, we acquired five patent portfolios.

Starboard Securities

In 2019, as part of its strategy to grow, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard and the Buyers, or the Securities Purchase Agreement, pursuant to which the Buyers purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35,000,000, and warrants to purchase up to 5,000,000 shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes, or Notes, and additional warrants, or the Series B Warrants, which may be issued to the Buyers in the future. Refer to Notes 2 and 10 to the consolidated financial statements elsewhere herein for more information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with the Buyer’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board of Directors. The investment by the Buyers is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”

On February 14, 2020, the Company’s stockholders approved, for purposes of Nasdaq Rules 5635(b) and 5635(d), as applicable, (i) the voting of the Series A Preferred Stock on an as-converted basis and (ii) the issuance of the maximum number of shares of common stock issuable in connection with the potential future (A) conversion of the Series A Preferred Stock and (B) exercise of the Series A and Series B Warrants, in each case, without giving effect to the exchange cap set forth in the Series A Preferred Stock Certificate of Designations and in the Series A Warrants, issued pursuant to the Securities Purchase Agreement dated November 18, 2019. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information. The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock by 200,000,000 shares, from 100,000,000 shares to 300,000,000 shares.

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.

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

On June 30, 2020, the Company entered into an Exchange Agreement, or the Exchange Agreement, with Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, or Merton, and Starboard, on behalf of itself and on behalf of the Buyers, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount of the Notes for new senior notes, or the New Notes, issued by Merton and having an aggregate outstanding original principal amount of $115 million. The New Notes bear interest at a rate of 6.00% per annum and will mature December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and therefore the Company agreed to redeem $80 million principal amount of the New Notes by September 30, 2020 and $35 million principal amount of the New Notes by December 31, 2020, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and between the Company, Starboard and the Buyers. The deadline to redeem the entire principal amount of the New Notes was subsequently extended by the parties to July 15, 2021. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.

LF Equity Income Fund Portfolio Investment

On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, or Seller, to purchase equity securities in the Portfolio Companies, for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.

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

The Transaction Agreement includes an initial consideration amount for each of the equity securities as noted above, which represents the amount of cash that will be withdrawn from the escrow account upon the transfer of each security to the Company. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information.

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

Revenues for the three months ended March 31, 2021 and 2020 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	MIPI DSI technology(2)
•	Computer-Aided Design technology(2)	•	Semiconductor and Memory-Related technology(2)
•	GPS Navigation technology(2)	•	Speech codecs used in wireless and wireline systems technology(1)(2)
•	Flash Memory technology(1)	•	Super Resolutions Microscopy technology(2)
•	Internet Radio ad Insertion technology (2)	•	Video Conferencing technology(2)
•	Internet search, advertising and cloud computing technology (1)(2)	•	Wireless Infrastructure and User Equipment technology(1)(2)
•	Wi-Fi 6 standard essential patents technology(1)
__________________________
(1) Licensing and enforcement program generating revenue in fiscal year 2021
(2) Licensing and enforcement program generating revenue in fiscal year 2020

Summary of Consolidated Results of Operations - Overview

For the Three Months Ended March 31, 2021 and 2020

	Three Months Ended
	March 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Revenues	$5,803	$3,815	$1,988	52%
Operating costs and expenses	11,479	7,384	4,095	55%
Operating loss	(5,676)	(3,569)	(2,107)	59%
Other expense, net*	(158,032)	(9,060)	(148,972)	N/A
Loss before provision for income taxes*	(163,708)	(12,629)	(151,079)	N/A
Income tax (expense) benefit*	(10)	1,338	(1,348)	N/A
Net income (loss) attributable to Acacia Research Corporation*	(164,618)	(11,291)	(153,327)	N/A

* Percent change not meaningful due to change.

Results of Operations - Three months ended March 31, 2021 compared with the three months ended March 31, 2020

Revenues increased $2.0 million to $5.8 million for the three months ended March 31, 2021, as compared to $3.8 million in the comparable prior year quarter, primarily due to an increase in revenues from the new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before provision for income taxes was $163.7 million for the three months ended March 31, 2021, and $12.6 million for the three months ended March 31, 2020. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

• Paid-up revenue increased $2.1 million due to increase in revenue from newly executed licensing agreements during the quarter, offset by a decrease of $0.1 million in recurring revenue that provides for quarterly sales-based license fees. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

• Inventor royalties and contingent legal fees, on a combined basis, increased $0.5 million, from $0.7 million to $1.2 million, primarily due to increase in revenues as describe above.

• Litigation and licensing expenses - patents increased to $2.3 million, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation.

• Amortization expense increased to $1.9 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2019, 2020 and 2021.

• Other patent portfolio income decreased $0.2 million, due to reversal of expenses for settlement and contingency accruals recorded in the comparable prior year quarter.

• General and administrative expenses, excluding non-cash stock compensation, increased $1.2 million, from $4.5 million to $5.7 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses.

• Net non-cash stock compensation expense increased $0.2 million, from $0.3 million to $0.5 million, primarily due to stock grants issued to employees and the Board of Directors in 2021 and 2010.

• There was no unrealized gain or loss on our equity investment in Veritone, Inc., or Veritone, for the three months ended March 31, 2021, as compared to an unrealized gain of $4.1 million for the three months ended March 31, 2020. Realized gain and loss on our investment in Veritone increased from a loss of $3.3 million for the three months ended March 31, 2020 to a realized gain of $0.8 million for the three months ended March 31, 2021. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

• Unrealized gain or loss from equity securities increased from an unrealized loss of $6.1 million for the three months ended March 31, 2020 to an unrealized gain of $37.8 million for the three months ended March 31, 2021. Refer to Notes 2 and 11 to the consolidated financial statements elsewhere herein for additional information.

• Realized gain from the sale of our equity securities increased from a gain of $0.1 million for the three months ended March 31, 2020 to a gain of $0.8 million for the three months ended March 31, 2021. Refer to Notes 2 and 11 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

• Interest income or expense and other decreased $0.5 million from a net income of $0.5 million for the three months ended March 31, 2020 to a net expense of $26,000 for the three months ended March 31, 2021, mainly due to decrease in interest income from our investment in equity securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

• We incurred interest expense of $1.3 million during the quarter from the Notes issued in June 2020. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

• We incurred loss on foreign currency exchange of $24,000 during the quarter.

• We incurred an unrealized net loss of $199.0 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the three months ended March 31, 2021. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

Revenues and Pretax Net Loss

Revenue for the periods presented included the following:

	Three Months Ended
	March 31,		Change
	2021	2020	$ Change	% Change

Revenues (in thousands, except percentage change values)	$5,803	$3,815	$1,988	52%
New agreements executed	7	4	3	75%
Licensing and enforcement programs generating revenues	5	6	(1)	(17%	)
Licensing and enforcement programs with initial revenues	1	–	1	N/A
New patent portfolios	1	2	(1)	(50%	)

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

	Three Months Ended
	March 31,		Change
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Loss before provision for income taxes	$(163,708)	$(12,629)	$(151,079)	(1,196%	)

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

	Three Months Ended
	March 31,		Change
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Inventor royalties	$95	$426	$(331)	(78%	)
Contingent legal fees	1,094	234	860	368%

Litigation and Licensing Expenses - Patents

For the three months ended March 31, 2021, litigation and licensing expenses-patents increased $1.2 million, or 118%. The increase for the three months period was due to a net increase in litigation support and third-party technical consulting expenses, as compared to the same three months period in the prior year.

Amortization of Patents

For the three months ended March 31, 2021, amortization expense increased $0.8 million, or 79%, as compared to the three months ended March 31, 2020. These increases were due to our new patents acquired in 2020 and 2021.

	Three Months Ended
	March 31,		Change
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$2,262	$1,037	$1,225	118%
Amortization of patents	1,862	1,043	819	79%

Operating Expenses

General and Administrative Expenses

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
	(In thousands, except percentage change values)
General and administrative expenses	$5,716	$4,546	$1,170	26%
Non-cash stock compensation expense - G&A	450	332	118	36%
Total general and administrative expenses	$6,166	$4,878	$1,288	26%

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

Three Months Ended
March 31,
2021 vs 2020
(In thousands)

Personnel costs and board fees	$491
Variable performance-based compensation costs	477
Corporate, general and administrative costs	504
Non-cash stock compensation expense	118
Non-recurring employee severance costs	(302)
Total change in general and administrative expenses	$1,288

The increases in corporate, general and administrative costs were primarily due to higher legal and business development related expenses. The increase in variable performance-based compensation costs were primarily due to higher performance-based compensation accruals. The changes in non-cash stock compensation expense were primarily due to stock grants issued to employees and the Board of Directors in 2019, 2020 and 2021.

Other Operating Income (Expense)

Our equity investments in Veritone, the Portfolio Companies and other equity securities are recorded at fair value at each balance sheet date. Results for the three months ended March 31, 2021 included no unrealized gain or loss and realized gain of $839,000, respectively, on our investment in Veritone. Results for the three months ended March 31, 2020 included an unrealized gain of $4.1 million and realized loss of 3.3 million, respectively, on our investment in Veritone. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

For the three months ended March 31, 2021, we recognized a realized gain of $819,000 and an unrealized gain of $37.8 million, respectively, from our investment in equity securities. For the three months ended March 31, 2020, we recorded a realized gain of $112,000 and an unrealized loss of $6.1 million, respectively, from our investment in equity securities. Refer to Notes 2 and 11 to the consolidated financial statements elsewhere herein for additional information regarding our investment in LF Fund and other equity securities.

Income Taxes

	2021		2020

Income tax (expense) benefit (in thousands)	$(10)		$1,338
Effective tax rate	(0%	)	11%

The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2021, the Company’s estimated annual effective tax rate of (0.04%) was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as state income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three months ended March 31, 2021, the Company recorded a provision for income taxes of $9,700, which was primarily comprised of state income taxes. For the three month period ended March 31, 2020, the Company recorded a benefit for income taxes of which primarily reflects the impact of state taxes and foreign taxes withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the three months ended March 31, 2021, the Company has recorded a full valuation allowance against its deferred tax assets as they are not expected to be realized.

On March 27, 2020, the United States enacted the CARES Act which provides certain income tax benefits including the ability to carryback federal NOLs generated in 2018 through 2020 for an extended five year period and increased the limitation for the deduction of interest expense from 30 percent to 50 percent of modified taxable income. The CARES Act also provides other economic benefits such as allowing employers to defer payment of the employer’s portion of payroll taxes for 2020 and a refundable employee retention credit of up to $5,000 per eligible employee wages. The Company did not realize benefits from the provisions of the CARES Act including the extended NOL carryback period, the payroll tax deferral, and the employee retention credit.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company does not expect a material impact of Consolidated Appropriations Act on its consolidated financial statements and related disclosures.

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. These Acts includes various income and payroll tax measures. The Company does not except a material impact of the American Rescue Plan on its consolidated financial statements and related disclosures.

In June 29, 2020, the state of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5M). The Company anticipates a California income tax liability for 2021, however it is not expected to materially impact the consolidated financial statements.

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

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents, equity securities at fair value, and restricted cash totaled $360.5 million at March 31, 2021, compared to $309.6 million at December 31, 2020.

The net change in cash, cash equivalents and restricted cash for the periods presented was comprised of the following:

	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$(6,120)	$(2,211)
Investing activities	(13,940)	507
Financing activities	(260)	3,023
Increase (decrease) in cash and cash equivalents and restricted cash	$(20,320)	$1,319

Cash Flows from Operating Activities

Cash receipts from licensees for the three months ended March 31, 2021 decreased to $1.9 million, as compared to $6.1 million in the comparable 2020 period, mainly due to the timing on cash collected from accounts receivables in prior year.

Cash outflows from operations for the three months ended March 31, 2021 increased to $6.1 million, as compared to $2.2 million in the comparable 2020 period, primarily due to fluctuations in revenue-related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, and the impact of the timing of payments to inventors, attorneys and other vendors. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities

Cash flows from investing activities and related changes were comprised of the following for the periods presented:

	2021	2020
	(In thousands)
Patent acquisition	$(11,000)	$(5,780)
Sale of investment at fair value	3,591	905
Purchases of equity securities	(9,200)	5,545
Equity method investment income	(2,702)	–
Purchases of property and equipment	(33)	(163)
Net cash provided by (used in) investing activities	$(13,940)	$507

Cash Flows from Financing Activities

Cash flows from financing activities and related changes were comprised of the following for the periods presented:

	2021	2020
	(In thousands)
Repurchase of common stock	$–	$(1,314)
Dividend on Series A Redeemable Convertible Preferred Stock	(260)	(263)
Issuance of Series B warrants	–	4,600
Paydown of Senior Secured Notes - short term	(50,000)	–
Reissuance of Senior Secured Notes - short term	50,000	–
Net cash provided by (used in) financing activities	$(260)	$3,023

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

On June 4, 2020, pursuant to the Securities Purchase Agreement dated November 2019, the Company issued $115 million in Notes to the Buyer. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10% per annum. In connection with the issuance of the Notes, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms.

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

Refer to Notes 2 and 10 to the consolidated financial statements and elsewhere herein for more information related to the Starboard Securities.

Working Capital

Working capital at March 31, 2021 increased to $344.8 million, as compared to $332.9 million at December 31, 2020. Consolidated accounts receivable from licensees increased to $4.4 million at March 31, 2021, compared to $0.5 million at December 31, 2020. Accounts payable, accrued expenses and accrued compensation increased to $9.3 million at March 31, 2021, from $7.0 million at December 31, 2020. Consolidated royalties and contingent legal fees payable increased to $2.4 million at March 31, 2021, from $2.2 million at December 31, 2020.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our equity securities at fair value without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the equity securities at fair value to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and equity securities at fair value securities in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Investments in U.S. government and corporate fixed income securities are subject to interest rate risk and will decline in value if interest rates increase. However, due to the relatively short duration of our debt securities portfolio, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition, results of operations or cash flows. Declines in interest rates over time will, however, reduce our interest income.

During the quarter ended June 30, 2020, we sold all of our investment in debt securities, comprised of AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations, and fully collateralized repurchase agreements (included in cash and cash equivalents in the accompanying consolidated balance sheets), and direct investments in short term, highly liquid, investment grade, U.S. government and corporate securities (included in “Equity securities at fair value” in the accompanying consolidated balance sheets).

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

As of March 31, 2021 and December 31, 2020, the carrying value of our common stock and warrants in public and private companies was $330.9 million and $285.8 million, respectively.

Item 4. Controls and Procedures

(i). Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2021) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2021, we incurred no operating expenses for settlement and contingency accruals. During the three months ended March 31, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $234,000, net of prior accruals. At March 31, 2021, our contingency accruals are not material.

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

Public health threats and other highly communicable diseases, outbreaks of which have already occurred in various parts of the world, could adversely impact our operations, as well as the operations of our licensees and other business partners. With regard to COVID-19, we do not expect the current situation to present direct risks to our business. Our cash is held in major financial institutions in government instruments and high-quality short-term bonds.  Our business is fully able to operate in a socially distanced and/or remote capacity and in accordance with applicable laws, policies, and best practices. Our workforce is provided ample paid sick leave, and we have in place robust disaster recovery and business continuity policies that have been revised to account for a long-term remote work contingency such as this. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a materially adverse effect on our business, financial condition, operating results, and/or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	EXHIBIT
10.1

Employment Agreement, effective March 16, 2021, by and between Acacia Research Group, LLC and Jason Soncini (incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on March 22, 2021 (File No. 001-37721))

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

ACACIA RESEARCH CORPORATION

Date: May 17, 2021	/s/ Clifford Press
By: Clifford Press
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

Date: May 17, 2021	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer
(Principal Financial Officer)

