Form 10-Q
period 2021-06-30
ACACIA RESEARCH CORP
filed 2021-08-16
CIK 934549

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 1-37721

Acacia Research Corporation

(Name of registrant as specified in its charter)

delaware	95-4405754
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

767 3RD AVENUE, SUITE 602, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(949) 480-8300

(Registrant’s telephone number, including area code)

N/A

(Former name or former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	ACTG	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 9, 2021, was 49,607,435.

ACACIA RESEARCH CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

June 30, 2021

INDEX

		Page

	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	4

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020	5

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Six Months Ended June 30, 2021 and 2020	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	47

Part II.	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended June 30, 2021, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” “predict,” other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Such statements address future events and conditions concerning, among other things, intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. Some of the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements are described in “Risk Factors” included in Part II, Item1A of this Report, and in “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission, or the Securities and Exchange Commission (“SEC”), on March 29, 2021, or our Annual Report, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets:

Cash and cash equivalents	$185,710	$165,546
Restricted cash	930	–
Equity securities at fair value	134,938	109,103
Equity securities without readily determinable fair value	176,010	143,257
Investment securities - equity method investments	31,839	30,673
Investment at fair value	–	2,752
Accounts receivable	12,750	506
Prepaid expenses and other current assets	2,283	5,832
Total current assets	544,460	457,669

Long-term restricted cash	35,422	35,000
Patents, net of accumulated amortization	42,438	16,912
Leased right-of-use assets	759	951
Other non-current assets	4,653	4,988
Total assets	$627,732	$515,520

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,625	$1,019
Accrued expenses and other current liabilities	4,817	3,707
Accrued compensation	2,382	2,265
Royalties and contingent legal fees payable	6,089	2,162
Accrued patent investment costs	10,000	–
Senior Secured Notes Payable - short-term	145,477	115,663
Total current liabilities	171,390	124,816

Series A warrant liabilities	18,464	6,640
Series A embedded derivative liabilities	41,191	26,728
Series B warrant liabilities	230,539	52,341
Long-term lease liabilities	759	951
Other long-term liabilities	5,591	591
Total liabilities	467,934	212,067

Commitments and contingencies	–	–

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; aggregate liquidation preference of $35,000 as of June 30, 2021 and December 31, 2020, respectively	12,695	10,924

Stockholders' equity:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 49,616,602 and 49,279,453 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	50	49
Treasury stock, at cost, 4,604,365 shares as of June 30, 2021 and December 31, 2020	(43,270)	(43,270)
Additional paid-in capital	650,194	651,416
Accumulated deficit	(471,819)	(326,708)
Total Acacia Research Corporation stockholders' equity	135,155	281,487

Noncontrolling interests	11,948	11,042

Total stockholders' equity	147,103	292,529

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$627,732	$515,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$17,400	$2,118	$23,203	$5,933

Patent portfolio operations:
Inventor royalties	448	645	543	1,071
Contingent legal fees	4,356	12	5,450	246
Litigation and licensing expenses - patents	1,837	1,459	4,099	2,496
Amortization of patents	2,612	1,305	4,474	2,348
Other patent portfolio income	–	(74)	–	(308)
Patent portfolio expenses	9,253	3,347	14,566	5,853
Net patent portfolio income (loss)	8,147	(1,229)	8,637	80
General and administrative expenses	6,503	5,519	12,669	10,397
Operating income (loss)	1,644	(6,748)	(4,032)	(10,317)

Other income (expense):
Change in fair value of investment, net	–	2,677	–	6,785
Gain (loss) on sale of investment	–	554	839	(2,762)
Change in fair value of the Series A and B warrants and embedded derivatives	(5,576)	(62,902)	(204,485)	(67,284)
Change in fair value of equity securities	11,158	85,078	49,007	78,961
Gain (loss) on sale of equity securities	14,617	(7,121)	15,436	(7,009)
Earnings on equity investment in joint venture	7	–	2,737	–
Loss on foreign currency exchange	(152)	(4,890)	(176)	(4,890)
Interest expense on Senior Secured Notes	(1,760)	(768)	(3,070)	(768)
Interest income and other	85	266	59	801
Total other income (expense)	18,379	12,894	(139,653)	3,834

Income (loss) before income taxes	20,023	6,146	(143,685)	(6,483)

Income tax (expense) benefit	(510)	2	(520)	1,340

Net income (loss) including noncontrolling interests in subsidiaries	19,513	6,148	(144,205)	(5,143)

Net income attributable to noncontrolling interests in subsidiaries	(6)	–	(906)	–

Net income (loss) attributable to Acacia Research Corporation	$19,507	$6,148	$(145,111)	$(5,143)

Net income (loss) attributable to common stockholders - basic	$15,108	$4,201	$(147,405)	$(7,105)
Basic net income (loss) per common share	$0.31	$0.09	$(3.03)	$(0.14)
Weighted average number of shares outstanding - basic	48,729,020	48,457,620	48,662,897	49,166,508

Net income (loss) attributable to common stockholders - diluted	$18,792	$4,201	$(147,405)	$(7,105)
Diluted net income (loss) per common share	$0.23	$0.09	$(3.03)	$(0.14)
Weighted average number of shares outstanding - diluted	83,086,980	49,033,824	48,662,897	49,166,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Three Months Ended June 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at March 31, 2021	350,000	$11,777	49,279,453	$49	$(43,270)	$650,753	$–	$(491,326)	$11,942	$ 128,148
Net income including noncontrolling interests in subsidiaries	–	–	–	–	–	–	–	19,507	6	19,513
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	918	–	–	–	(918)	–	–	–	(918)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(263)	–	–	–	(263)
Stock options exercised	–	–	30,000	1	–	93	–	–	–	94
Compensation expense for share-based awards, net of forfeitures	–	–	307,149	–	–	529	–	–	–	529
Balance at June 30, 2021	350,000	$12,695	49,616,602	$50	$(43,270)	$650,194	$–	$(471,819)	$11,948	$ 147,103

	For the Three Months Ended June 30, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at March 31, 2020	350,000	$8,720	49,813,443	$50	$(40,586)	$651,441	$–	$(450,947)	$1,833	$ 161,791
Net income attributable to Acacia Research Corporation	–	–	–	–	–	–	–	6,148	–	6,148
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	680	–	–	–	(680)	–	–	–	(680)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(389)	–	–	–	(389)
Stock options exercised	–	–	–	–	–	48	–	–	–	48
Compensation expense for share-based awards, net of forfeitures	–	–	600,333	–	–	423	–	–	–	423
Repurchase of common stock	–	–	(1,107,639)	(1)	(2,684)	–	–	–	–	(2,685)
Balance at June 30, 2020	350,000	$9,400	49,306,137	$49	$(43,270)	$650,843	$–	$(444,799)	$1,833	$ 164,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Six Months Ended June 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$–	$(326,708)	$11,042	$292,529
Net (loss) income including noncontrolling interests in subsidiaries	–	–	–	–	–	–	–	(145,111)	906	(144,205)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	1,771	–	–	–	(1,771)	–	–	–	(1,771)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(523)	–	–	–	(523)
Stock options exercised	–	–	30,000	1	–	93	–	–	–	94
Compensation expense for share-based awards, net of forfeitures	–	–	307,149	–	–	979	–	–	–	979
Balance at June 30, 2021	350,000	$12,695	49,616,602	$50	$(43,270)	$650,194	$–	$(471,819)	$11,948	$147,103

	For the Six Months Ended June 30, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated Comprehensive Income	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	(Loss)	Deficit	Subsidiaries	Equity
Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$–	$(439,656)	$1,833	$174,958
Net loss attributable to Acacia Research Corporation	–	–	–	–	–	–	–	(5,143)	–	(5,143)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	1,311	–	–	–	(1,311)	–	–	–	(1,311)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(652)	–	–	–	(652)
Stock options exercised	–	–	–	–	–	48	–	–	–	48
Compensation expense for share-based awards, net of forfeitures	–	–	619,687	–	–	755	–	–	–	755
Repurchase of common stock	–	–	(1,684,537)	(1)	(3,998)	–	–	–	–	(3,999)
Balance at June 30, 2020	350,000	$9,400	49,306,137	$49	$(43,270)	$650,843	$–	$(444,799)	$1,833	$164,656

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(144,205)	$(5,143)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash used in operating activities:
Change in fair value of investment, net	–	(6,785)
(Gain) loss on sale of investment	(839)	2,762
Depreciation and amortization	4,547	2,404
Amortization of debt discount and issuance costs	128	270
Change in fair value of Series A redeemable convertible preferred stock embedded derivative	14,463	11,539
Change in fair value of Series A warrants	11,824	3,384
Change in fair value of Series B warrants	178,198	52,361
Non-cash stock compensation	979	755
Loss on foreign currency exchange	176	4,890
Change in fair value of equity securities	(49,007)	(78,961)
(Gain) loss on sale of equity securities	(15,436)	7,009
Earnings on equity investment in joint venture, net of distributions received	(907)	–

Changes in assets and liabilities:
Accounts receivable	(12,244)	(882)
Prepaid expenses and other assets	(627)	877
Accounts payable and accrued expenses	2,826	(1,588)
Royalties and contingent legal fees payable	3,927	(35)
Net cash used in operating activities	(6,197)	(7,143)

Cash flows from investing activities:
Patent acquisition	(11,000)	(13,780)
Sale of investment at fair value	3,591	1,460
Purchases of equity securities	(27,871)	(31,317)
Maturities and sales of equity securities	33,467	299,227
Purchases of prepaid investment	–	(282,327)
Equity securities derivative and forward contract acquisition cost	–	(3,989)
Purchases of property and equipment	(45)	(148)
Net cash used in investing activities	(1,858)	(30,874)

Cash flows from financing activities:
Repurchase of common stock	–	(3,998)
Issuance of Senior Secured Notes, net of lender fee	30,000	110,437
Senior Secured Notes issuance costs paid to other parties	–	(496)
Dividend on Series A Redeemable Convertible Preferred Stock	(523)	(653)
Issuance of Series B warrants	–	4,600
Proceeds from exercise of stock options	94	48
Paydown of Senior Secured Notes - short term	(50,000)	–
Reissuance of Senior Secured Notes - short term	50,000	–
Net cash provided by financing activities	29,571	109,938

Increase in cash and cash equivalents and restricted cash	21,516	71,921

Cash and cash equivalents and restricted cash, beginning	200,546	92,359

Cash and cash equivalents and restricted cash, ending	$222,062	$164,280

Supplemental schedule of cash flow information:
Interest paid	2,340	–
Income taxes paid	9	164
Noncash investing activities:
Patent acquisition in exchange of notes receivable	4,000	–
Patent acquisition accrued liability - short term	10,000	–
Patent acquisition accrued liability - long term	5,000	–
Acquisition of prepaid investment securities	–	183,587

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

During the six months ended June 30, 2021, Acacia obtained control of one new patent portfolio. During fiscal year 2020, Acacia obtained control of five new patent portfolios.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 29, 2021, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2021, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain prior period amounts in the consolidated statements of operations and cash flows have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP require management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, the valuation of the equity instruments, the valuation of Series A redeemable convertible preferred stock (the “Series A Redeemable Convertible Preferred Stock”), embedded derivatives, Series A warrants (the “Series A Warrants”), Series B warrants (the “Series B Warrants”), stock-based compensation expense, impairment of patent-related intangible assets, the determination of the economic useful life of amortizable intangible assets, income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020. The CARES Act, among other things, includes tax provisions relating to refundable payroll tax credits, deferment of employer’s social security payments, net operating loss utilization and carryback periods and modifications to the net interest deduction limitations. The CARES Act has not had a material impact on the Company’s income tax provision.

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

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. This Act includes various income and payroll tax measures. The Company does not expect a material impact of the American Rescue Plan on its consolidated financial statements and related disclosures.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with U.S. GAAP.

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

In 2020, in connection with the transaction with Link Fund Solutions Limited, which is more fully described in Note 10, the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia (see Note 10), is the majority shareholder of MalinJ1.

A wholly-owned subsidiary of Acacia is the general partner of the Acacia Intellectual Property Fund, L.P. (the “Acacia IP Fund”), which was formed in August 2010. The Acacia IP Fund has been included in the Company’s consolidated financial statements since 2010, as Acacia’s wholly-owned subsidiary, the general partner of Acacia IP Fund, has the ability to control the operations and activities of the Acacia IP Fund. The Acacia IP Fund was terminated as of December 31, 2017 and dissolved in 2020.

Revenue Recognition

Revenue is recognized upon transfer of control (i.e., by the granting) of promised bundled IP Rights and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those IP Rights. Revenue contracts that provide promises to grant the right to use IP Rights as they exist at the point in time at which the IP Rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia. Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, which provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio or sales of our patent portfolio. IP Rights granted included the following, as applicable: (i) the grant of a non-exclusive, future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were generally perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to grant combined items to which the promised IP Rights are inputs and (ii) the Company's promise to grant each individual IP right described above to the customer is not separately identifiable from other promises to grant IP Rights in the contract.

Since the promised IP Rights are not individually distinct, the Company combined each individual IP Right in the contract into a bundle of IP Rights that is distinct, and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. Acacia’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. Acacia’s operating subsidiaries have no further obligation with respect to the grant of IP Rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the IP Rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 15-90 days of execution of the contract, or the end of the quarter in which the sale or usage occurs for Recurring Revenue Agreements. Contractual payments made by licensees are generally non-refundable.

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

Revenues from contracts with significant financing components (either explicit or implicit) are recognized at an amount that reflects the price that a licensee would have paid if the licensee had paid cash for the IP Rights when they are granted to the licensee. In determining the transaction price, the Company adjusts the promised amount of consideration for the effects of the time value of money. As a practical expedient, the Company does not adjust the promised amount of consideration for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the entity grants promised IP Rights to a customer and when the customer pays for the IP Rights will be one year or less.

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

Revenues were comprised of the following for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Paid-up revenue agreements	$16,600	$1,792	$22,010	$5,092
Recurring Revenue Agreements	800	326	1,193	841
Total revenue	$17,400	$2,118	$23,203	$5,933

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Patent Portfolio Operations

Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, patent maintenance and prosecution costs, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. These costs are included under the caption “Patent portfolio operations” in the accompanying consolidated statements of operations.

Inventor Royalties and Contingent Legal Expenses

Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized. Patent costs, including any upfront advances paid to patent owners by Acacia’s operating subsidiaries, that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations. Any unamortized upfront advances recovered from net revenues are expensed in the period recovered and included in amortization expense in the consolidated statements of operations.

Contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

Inventor royalty and contingent legal agreements generally provide for payment by the Company of contractual amounts 30 days subsequent to the fiscal quarter end during which related license fee payments are received from licensees by the Company.

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

Two licensees individually accounted for 72% and 17% of revenues recognized during the three months ended June 30, 2021, and three licensees accounted for 46%, 38% and 12% of revenues recognized during the three months ended June 30, 2020. Three licensees individually accounted for 54%, 19% and 13% of revenues recognized during the six months ended June 30, 2021, and four licensees accounted for 35%, 34%, 17% and 10% of revenues recognized during the six months ended June 30, 2020.

The Company does not have any material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement, for the three and six months ended June 30, 2021, 17% and 16%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and six months ended June 30, 2020, 49% and 21%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

One licensee individually represented approximately 98% of accounts receivable at June 30, 2021. Two licensees individually represented approximately 62% and 21% of accounts receivable at December 31, 2020.

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

Long-Term Restricted Cash

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

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Refer to Note 8 to our notes to consolidated financial statements for more information related to our fair value measurements.

Equity Securities at Fair Value

Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the consolidated statements of operations in other income (expense). Dividend income is included in the consolidated statements of operations in other income (expense).

Equity securities at fair value for the periods presented were comprised of the following:

	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
Security Type
June 30, 2021:
Equity securities - LF equity	$31,665	$90,312	$(539)	$121,438
Equity securities - other equity	12,891	819	(210)	13,500
Equity securities at fair value	$44,556	$91,131	$(749)	$134,938

December 31, 2020:
Equity securities - LF equity	$32,765	$72,689	$(583)	$104,871
Equity securities - other equity	4,086	1,410	(1,264)	4,232
Equity securities at fair value	$36,851	$74,099	$(1,847)	$109,103

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

Other Investments - equity method investments

Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in earnings on equity investment in joint venture in the consolidated statements of operations.

Investment at Fair Value

On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants). We elected the fair value method for our investment in Veritone, Inc. (“Veritone”) upon acquisition of the investment. As of June 30, 2021, we have no more investment in Veritone stocks and warrants. Refer to Note 5 to our notes to consolidated financial statements for more information.

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

Stock-based compensation is reported in the consolidated statements of operations in general and administrative expenses. Total stock-based compensation for the three and six months ended June 30, 2021 was $529,000 and $979,000, respectively. Total unrecognized stock-based compensation expense as of June 30, 2021 was $3,870,000, which will be amortized over a weighted-average remaining vesting period of 1.91 years. Total stock-based compensation for the three and six months ended June 30, 2020 was $423,000 and $755,000, respectively.

Profits Interest Units (“Units”) were accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the Units were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested Units that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the Units on the date of termination of continuous service. As of June 30, 2021, the Units totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

Series A Warrants

The fair value of the Series A Warrants is estimated using a Black-Scholes option-pricing model. The fair value of the Series A Warrants as of June 30, 2021 was estimated based on the following assumptions: volatility of 30 percent, risk-free rate of 1.09 percent, term of 6.29 years and a dividend yield of 0 percent. Refer to Note 9 for additional information.

Series B Warrants

The fair value of the Series B Warrants is estimated using a Black-Scholes option-pricing model. In the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique used to value the Series B Warrants as of December 31, 2020. The fair value of the Series B Warrants as of June 30, 2021 was estimated based on the following assumptions: (1) volatility of 30 percent, risk-free rate of 1.10 percent, term of 6.38 years, and a dividend yield of 0 percent, and (2) volatility of 25 percent, risk-free rate of 0.10 percent, term of 1.15 years and a dividend yield of 0 percent. Refer to Note 9 for additional information.

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

The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. The selected volatility, as described below, represents a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at June 30, 2021 are as follows: volatility of 30 percent, risk-free rate of 1.1 percent, discount rate of 9.0 percent, and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement. Refer to Note 9 for additional information.

Treasury Stock

Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock on the consolidated balance sheets.

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

The Company’s effective tax rates were (3%) and (0%) for the three and six months ended June 30, 2021, respectively, and 0% and 21% for the three and six months ended June 30, 2020, respectively. Tax (expense) benefit for the periods presented primarily reflects the impact of state taxes and foreign tax withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded full valuation allowance against our net deferred tax assets as of June 30, 2021 and December 31, 2020. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

Recent Accounting Pronouncements

Recently Adopted

In December of 2019, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). ASU 2019-12 removes certain exceptions to the general principles in Topic 740 in Generally Accepted Accounting Principles. ASU 2019-12 is effective for public entities for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company adopted ASU 2019-12 as of January 1, 2021. The adoption of ASU 2019-12 did not have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in this update will be effective for the Company in fiscal year 2023, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.

3. INCOME/LOSS PER SHARE

The following table presents the shares of common stock outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except share and per share information)
Numerator:
Net income (loss) attributable to Acacia Research Corporation	$19,507	$6,148	$(145,111)	$(5,143)
Dividend on Series A redeemable convertible preferred stock	(263)	(388)	(523)	(651)
Accretion of Series A redeemable convertible preferred stock	(918)	(680)	(1,771)	(1,311)
Undistributed earnings allocated to participating securities	(3,218)	(879)	–	–
Net income (loss) attributable to common stockholders - basic	15,108	4,201	(147,405)	(7,105)

Less: Change in fair value of Series A warrants	221	–	–	–
Less: Change in fair value of dilutive Series B warrants	1,355	–	–	–
Add: Interest expense associated with Starboard Notes, net of tax	1,238	–	–	–
Add: Undistributed earnings allocated to participating securities	3,218	–	–	–
Reallocation of undistributed earnings to participating securities	(2,348)	–	–	–
Net income (loss) attributable to common stockholders - diluted	$18,792	$4,201	$(147,405)	$(7,105)

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - basic	48,729,020	48,457,620	48,662,897	49,166,508
Potentially dilutive common shares:
Restricted stock units	869,763	576,204	–	–
Employee stock options	46,858	–	–	–
Series A Warrants	1,934,490	–	–	–
Series B Warrants	31,506,849	–	–	–
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - diluted	83,086,980	49,033,824	48,662,897	49,166,508

Basic net income (loss) per common share	$0.31	$0.09	$(3.03)	$(0.14)
Diluted net income (loss) per common share	$0.23	$0.09	$(3.03)	$(0.14)

Anti-dilutive potential common shares excluded from the computation of diluted net income (loss) per common share:
Equity-based incentive awards	–	476,583	1,208,687	2,321,016
Series A warrants	–	5,000,000	5,000,000	5,000,000
Series B warrants	68,493,151	100,000,000	100,000,000	100,000,000
Total	68,493,151	105,476,583	106,208,687	107,321,016

4. PATENTS, NET OF ACCUMULATED AMORTIZATION

Acacia’s only identifiable intangible assets at June 30, 2021 and December 31, 2020 are patents and patent rights. Patent-related accumulated amortization totaled $288,964,000 and $319,922,000 as of June 30, 2021 and December 31, 2020, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from twenty-nine to fifty-five months. The weighted-average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of June 30, 2021:

For the years ending December 31,
(In thousands)
Remainder of 2021	$5,224
2022	10,448
2023	10,381
2024	9,005
2025	6,630
Thereafter	750
Patents, net	$42,438

For the six months ended June 30, 2021, Acacia accrued patent and patent rights acquisition costs totaling $15.0 million, of which $10.0 million is due December 1, 2021 and $5.0 million is due February 18, 2023. Such amounts are included in Accrued patent investment costs and Other long-term liabilities in the accompanying consolidated balance sheet as of June 30, 2021, respectively.

5. INVESTMENT AT FAIR VALUE

During 2016 and 2017, Acacia made certain investments in Veritone. As a result of these transactions, Acacia received an aggregate total of 4,119,521 shares of Veritone common stock and warrants to purchase a total of 1,120,432 shares of Veritone common stock at an exercise price of $13.61 per share expiring between 2020 and 2027. During the six months ended June 30, 2020, Acacia sold all remaining 298,450 shares Veritone common stock and recorded a realized loss of $3.3 million.

During the year ended December 31, 2020, Acacia exercised 963,712 Veritone warrants, and recorded a realized gain of $11.5 million. During the three months ended March 31, 2021, Acacia exercised all remaining 156,720 warrants, and recorded a realized gain of $839,000. At June 30, 2021, there are no remaining Veritone warrants held by Acacia.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the three and six months ended June 30, 2021 and 2020, the accompanying consolidated statements of operations reflected the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Change in fair value of investment, warrants	$–	$2,677	$–	$3,306
Change in fair value of investment, common stock	–	–	–	3,479
Gain on sale of investment, warrants	–	554	839	554
Loss on sale of investment, common stock	–	–	–	(3,316)
Net realized and unrealized gain on investment at fair value	$–	$3,231	$839	$4,023

6. COMMITMENTS AND CONTINGENCIES

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

Operating lease costs were $152,000 and $164,000 for the three months ended June 30, 2021 and 2020, respectively, and $302,000 and $285,000 for the six months ended June 30, 2021 and 2020, respectively.

The table below presents aggregate future minimum payments due under the New Lease and the New York Office Lease discussed above, reconciled to lease liabilities included in the consolidated balance sheet as of June 30, 2021:

Operating Leases
(In thousands)
2021	$297
2022	370
2023	364
2024	218
Thereafter	–
Total minimum payments	$1,249
Less: short-term lease liabilities	(490)
Long-term lease liabilities	$759

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

In December 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in amounts that are included in the 2021 and 2020 accrual balances discussed below.

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

During the six months ended June 30, 2021, we incurred $338,000 operating expenses for settlement and contingency accruals. During the six months ended June 30, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $308,000, net of prior accruals. At June 30, 2021 and December 31, 2020, our contingency accrual balance was $1.6 million and $1.3 million, respectively.

7. STOCKHOLDERS’ EQUITY

Repurchases of Common Stock

On August 5, 2019, Acacia’s Board of Directors approved a stock repurchase program, which authorized the purchase of up to $10.0 million of the Company’s common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020. Stock repurchases for the periods presented, all of which were purchased as part of a publicly announced plan or program, were as follows:

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

Acacia holds the following types of financial instruments at June 30, 2021 and December 31, 2020:

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

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets as of June 30, 2021:
Equity securities at fair value	$80,195	$54,743	$–	$134,938
Total	$80,195	$54,743	$–	$134,938

Assets as of December 31, 2020:
Equity securities at fair value	$109,103	$–	$–	$109,103
Investment at fair value - warrants	–	2,752	–	2,752
Total	$109,103	$2,752	$–	$111,855

Liabilities as of June 30, 2021:
Series A warrants	$–	$–	$18,464	$18,464
Series B warrants	–	–	230,539	230,539
Series A embedded derivative liabilities	–	–	41,191	41,191
Total	$–	$–	$290,194	$290,194

Liabilities as of December 31, 2020:
Series A warrants	$–	$6,640	$–	$6,640
Series B warrants	–	–	52,341	52,341
Series A embedded derivative liabilities	–	–	26,728	26,728
Total	$–	$6,640	$79,069	$85,709

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis:

	Series A Warrant Liability	Series A Embedded Derivative Liability	Series B Warrant Liability	Total
	(In thousands)
Opening balance as of January 1, 2021	$–	$26,728	$52,341	$79,069
Transfers to Level 3	6,640	–	–	6,640
Remeasurement to fair value	11,824	14,463	178,198	204,485
Balance as of June 30, 2021	$18,464	$41,191	$230,539	$290,194

9. STARBOARD INVESTMENT

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

The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of the approved investment in June 2020, the dividend rate increased to 8.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Buyers agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. No accrued and unpaid dividends as of June 30, 2021.

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

The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the three and six months ended June 30, 2021 was $918,000 and $1,771,000, respectively.

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded in the “Change in fair value of redeemable preferred stock embedded derivative” financial statement line item of the accompanying consolidated statements of operations. As of June 30, 2021, the fair value of the Series A embedded derivative was $41.2 million.

Series A Warrants

On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued a detachable Series A Warrants to acquire up to purchase 5,000,000 shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million. The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income (expense) in the accompanying consolidated statements of operations. As of June 30, 2021, the fair value of the Series A Warrants was $18.5 million. As of June 30, 2021, the Series A Warrants have not been exercised.

The Series A Warrants are classified as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity”, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

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

In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. Only 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. As of June 30, 2021, the Series B Warrants have not been exercised.

The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in the consolidated statements of operations in other income (expense). As of June 30, 2021, the fair value of the Series B Warrants was $230.5 million.

The Series B Warrants are classified as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity”, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

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

Because the New Notes are to be settled within twelve months pursuant to their terms, they are classified as current liabilities on the balance sheet. The Company capitalized $4.6 million in lender fees and $0.5 million in other issuance costs associated with the issuance of the Notes. The $4.6 million of lender fees are recognized as long-term deferred debt issuance costs and are included in other non-current assets on the consolidated balance sheets, and will be amortized to interest expense until November 15, 2027, the maturity date of Series A Redeemable Convertible Preferred Stock. The $0.5 million issuance costs are recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. There is $856,000 accrued and unpaid interest on the New Note as of June 30, 2021.

On January 29, 2021, the Company redeemed $50 million of the New Notes. On March 31, 2021, the Company reissued $50 million of the New Notes. On June 30, 2021, the Company issued $30 million in additional New Notes (the “June 2021 Merton Notes”), due October 15, 2021 and amended the maturity date of the New Notes to October 15, 2021. The June 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard Value. The total principal amount outstanding of New Notes, including the June 2021 Merton Notes, as of June 30, 2021 was $145 million.

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

The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes is $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. As of June 30, 2021, $1,043,000 was amortized to interest expense. As of June 30, 2021, $286,000 is remaining to be amortized until the final redemption date of October 15, 2021.

10. LF EQUITY INCOME FUND PORTFOLIO INVESTMENT

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

For the three and six months ended June 30, 2021 and 2020, the accompanying consolidated statements of operations reflected the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Change in fair value of equity securities - LF Fund securities	$11,097	$(1,069)	$48,273	$(1,069)
Change in fair value of equity securities derivative	–	6,891	–	6,891
Change in fair value of equity securities forward contract	–	74,662	–	74,662
Gain (loss) on sale of trading security - LF Fund securities	15,055	(6,110)	15,055	(6,110)
Net realized and unrealized gain on investment in LF Fund securities	$26,152	$74,374	$63,328	$74,374

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item1 of this Quarterly Report on Form10-Q for the six months ended June 30, 2021, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item1A. of this Report.

General

Acacia Research Corporation (the “Company,” “we,” “us,” or “our”) acquires businesses and operating assets that we believe to be undervalued and where we believe we can leverage our resources and skill sets to realize and unlock value. We leverage our (i) access to flexible capital that can be deployed unconditionally, (ii) expertise in corporate governance and operational restructuring, (iii) willingness to invest in out of favor industries and businesses that suffer from a complexity discount and untangle complex, multi-factor situations, and (iv) expertise and relationships in certain sectors, to complete strategic acquisitions of businesses, divisions, and/or assets with a focus on mature technology, healthcare, industrial and certain financial segments. We seek to identify opportunities where we believe we are advantaged buyers, where we can avoid structured sale processes and create the opportunity to purchase businesses, divisions and/or assets of companies at an attractive price due to our unique capabilities, relationships, or expertise, or where we believe the target would be worth more to us than to other buyers.

We operate our business based on three key principles of People, Process and Performance and have built a management team with identified expertise in Research, Execution and Operation of our targeted acquisitions.

We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Portfolio Companies”, in June 2020. As of June 30, 2021, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.

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

We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $822.4 million to our patent partners.

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

During the six months ended June 30, 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. The patents and patent rights acquired during the six months ended June 30, 2021 have estimated economic useful lives of approximately five years. In fiscal year 2020, we acquired five patent portfolios.

Starboard Securities

In 2019, as part of its strategy to grow, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard and the Buyers, or the Securities Purchase Agreement, pursuant to which the Buyers purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35 million, and warrants to purchase up to 5,000,000 shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes, or Notes, and additional warrants, or the Series B Warrants, which may be issued to the Buyers in the future. Refer to Notes 2 and 9 to the consolidated financial statements elsewhere herein for more information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with the Buyer’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board of Directors. The investment by the Buyers is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”

On February 14, 2020, the Company’s stockholders approved, for purposes of Nasdaq Rules 5635(b) and 5635(d), as applicable, (i) the voting of the Series A Preferred Stock on an as-converted basis and (ii) the issuance of the maximum number of shares of common stock issuable in connection with the potential future (A) conversion of the Series A Preferred Stock and (B) exercise of the Series A and Series B Warrants, in each case, without giving effect to the exchange cap set forth in the Series A Preferred Stock Certificate of Designations and in the Series A Warrants, issued pursuant to the Securities Purchase Agreement dated November 18, 2019. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information. The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock by 200,000,000 shares, from 100,000,000 shares to 300,000,000 shares.

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information.

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

On January 29, 2021, the Company redeemed $50 million of the New Notes. On March 31, 2021, the Company reissued $50 million of the New Notes. On June 30, 2021, the Company issued $30 million of June 2021 Merton Notes, due October 15, 2021 and amended the maturity date of the New Notes to October 15, 2021. The June 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard Value. The total principal amount outstanding of New Notes, including the June 2021 Merton Notes, as of June 30, 2021 was $145 million. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information.

LF Equity Income Fund Portfolio Investment

On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund (“Seller”) to purchase equity securities in the Portfolio Companies, for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.

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

Revenues for the six months ended June 30, 2021 and 2020 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Wireless Mesh Networking technology(1)
•	Flash Memory technology(1)	•	MIPI DSI technology(2)
•	Internet search, advertising and cloud computing technology (1)(2)	•	Semiconductor and Memory-Related technology(2)
•	Speech codecs used in wireless and wireline systems technology(1)(2)	•	Super Resolutions Microscopy technology(2)
•	Wireless Infrastructure and User Equipment technology(1)	•	Video Conferencing technology(2)
•	Networking and Security technology(1)
__________________________
(1) Licensing and enforcement program generating revenue in fiscal year 2021
(2) Licensing and enforcement program generating revenue in fiscal year 2020

Consolidated Results of Operations

Summary for the Three and Six Months Ended June 30, 2021 and 2020

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Revenues	$17,400	$2,118	$15,282	722%		$23,203	$5,933	$17,270	291%
Operating costs and expenses	15,756	8,866	6,890	78%		27,235	16,250	10,985	68%
Operating income (loss)	1,644	(6,748)	8,392	(124%	)	(4,032)	(10,317)	6,285	(61%	)
Other income (expense)*	18,379	12,894	5,485	43%		(139,653)	3,834	(143,487)	N/A
Income (loss) before income taxes*	20,023	6,146	13,877	226%		(143,685)	(6,483)	(137,202)	N/A
Income tax (expense) benefit*	(510)	2	(512)	N/A		(520)	1,340	(1,860)	(139%	)
Net income (loss) attributable to Acacia Research Corporation*	19,507	6,148	13,359	217%		(145,111)	(5,143)	(139,968)	N/A

* Percent change not meaningful due to change.

Results of Operations – Three months ended June 30, 2021 compared with the three months ended June 30, 2020

Revenues increased $15.3 million to $17.4 million for the three months ended June 30, 2021, as compared to $2.1 million in the comparable prior year quarter, primarily due to an increase in revenues from the new agreements executed during the quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Income before income taxes was $20.0 million for the three months ended June 30, 2021, and $6.1 million for the three months ended June 30, 2020. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

• Paid-up revenue increased $14.8 million due to increase in revenue from newly executed licensing agreements during the quarter, supplemented by an increase of $0.5 million in recurring revenue that provides for quarterly sales-based license fees. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

• Inventor royalties and contingent legal fees, on a combined basis, increased $4.1 million, from $0.7 million to $4.8 million, primarily due to increase in revenues as describe above.

• Litigation and licensing expenses - patents increased to $1.8 million, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation.

• Amortization of patents expense increased to $2.6 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2020 and 2021.

• Other patent portfolio income decreased $0.1 million, due to reversal of expenses for settlement and contingency accruals recorded in the comparable prior year quarter.

• General and administrative expenses, excluding non-cash stock compensation, increased $0.9 million, from $5.1 million to $6.0 million, primarily due to higher personnel cost and board fees, and to a lesser extent from corporate, general and administrative costs related to legal and other business development expenses.

• Net non-cash stock compensation expense increased $0.1 million, from $0.4 million to $0.5 million, primarily due to stock grants issued to employees and the Board of Directors in 2021.

• There was no unrealized gain or loss on our equity investment for the three months ended June 30, 2021, as compared to an unrealized gain of $2.7 million for the three months ended June 30, 2020. There was no realized gain or loss on our equity investment for the three months ended June 30, 2021, as compared to a realized gain of $0.6 million for the three months ended June 30, 2020. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information.

• Unrealized gain from equity securities decreased to $11.2 million for the three months ended June 30, 2021, as compared to an unrealized gain of $85.1 million for the three months ended June 30, 2020. Refer to Notes 2 and 10 to the consolidated financial statements elsewhere herein for additional information.

• Realized gain or loss from the sale of our equity securities increased from a loss of $7.1 million for the three months ended June 30, 2020 to a gain of $14.6 million for the three months ended June 30, 2021. Refer to Notes 2 and 10 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

• Interest income and other decreased to $0.1 million for the three months ended June 30, 2021 from $0.3 million for the three months ended June 30, 2020, mainly due to a decrease in interest income from our investment in debt securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

• We incurred interest expense of $1.8 million during the three months ended June 30, 2021 from the Notes issued in June 2020, as compared to $0.8 million during the three months ended June 30, 2020. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.

• We incurred losses on foreign currency exchange of $0.2 million and $4.9 million during the three months ended June 30, 2021 and 2020, respectively.

• We incurred an unrealized net loss of $5.6 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the three months ended June 30, 2021. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

Results of Operations – Six months ended June 30, 2021 compared with the six months ended June 30, 2020

Revenues increased $17.3 million to $23.2 million for the six months ended June 30, 2021, as compared to $5.9 million in the comparable prior year quarter, primarily due to an increase in revenues from the new agreements executed during the period. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before income taxes was $143.7 million for the six months ended June 30, 2021, and $6.5 million for the six months ended June 30, 2020. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income and expenses as follows:

• Paid-up revenue increased $16.9 million due to increase in revenue from newly executed licensing agreements during the six months ended June 30, 2021, supplemented by an increase of $0.4 million in recurring revenue that provides for quarterly sales-based license fees. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

• Inventor royalties and contingent legal fees, on a combined basis, increased $4.7 million, from $1.3 million to $6.0 million, primarily due to increase in revenues as describe above.

• Litigation and licensing expenses - patents increased to $4.1 million, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation.

• Amortization of patents expense increased to $4.5 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2020 and 2021.

• Other patent portfolio income decreased $0.3 million, due to reversal of expenses for settlement and contingency accruals recorded in the comparable prior year quarter.

• General and administrative expenses, excluding non-cash stock compensation, increased $2.0 million, from $9.6 million to $11.7 million, primarily due to higher personnel cost and board fees, and to a lesser extent from corporate, general and administrative costs related to legal and other business development expenses and increased variable performance-based compensation costs.

• Net non-cash stock compensation expense increased $0.2 million, from $0.8 million to $1.0 million, primarily due to stock grants issued to employees and the Board of Directors in 2021.

• There was no unrealized gain or loss on our equity investment, for the six months ended June 30, 2021, as compared to an unrealized gain of $6.8 million for the six months ended June 30, 2020. There was a realized gain of $0.8 million on our equity investment for the six months ended June 30, 2021, as compared to a realized loss of $2.8 million for the six months ended June 30, 2020. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information.

• Unrealized gain from equity securities decreased to $49.0 million for the six months ended June 30, 2021, as compared to an unrealized gain of $79.0 million for the six months ended June 30, 2020. Refer to Notes 2 and 10 to the consolidated financial statements elsewhere herein for additional information.

• Realized gain or loss from the sale of our equity securities increased from a loss of $7.0 million for the six months ended June 30, 2020 to a gain of $15.4 million for the six months ended June 30, 2021. Refer to Notes 2 and 10 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

• Interest income and other decreased to $0.1 million for the six months ended June 30, 2021 from $0.8 million for the six months ended June 30, 2020, mainly due to a decrease in interest income from our investment in debt securities. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

• We incurred interest expense of $3.1 million during the six months ended June 30, 2021 from the Notes issued in June 2020, as compared to $0.8 million during the six months ended June 30, 2020. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.

• We incurred losses on foreign currency exchange of $0.2 million and $4.9 million during the six months ended June 30, 2021 and 2020, respectively.

• We incurred an unrealized net loss of $204.5 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the six months ended June 30, 2021. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

Revenues

Revenue for the periods presented included the following:

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change

Revenues (in thousands, except percentage change values)	$17,400	$2,118	$15,282	722%		$23,203	$5,933	$17,270	291%
New agreements executed	6	4	2	50%		13	8	5	63%
Licensing and enforcement programs generating revenues	2	4	(2)	(50%	)	7	7	–	–
Licensing and enforcement programs with initial revenues	2	1	1	100%		3	1	2	200%
New patent portfolios	–	2	(2)	(100%	)	1	4	(3)	(75%	)

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

Cost of Revenues

Inventor Royalties and Contingent Legal Fees Expense

Inventor royalties and contingent legal fee expenses fluctuate from period to period based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios, with varying economic terms and obligations, generating revenues each period.

	Three Months Ended					Six Months Ended
	June 30,					June 30,
	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Inventor royalties	$448	$645	$(197)	(31%	)	$543	$1,071	$(528)	(49%	)
Contingent legal fees	4,356	12	4,344	N/A		5,450	246	5,204	N/A
Total	$4,804	$657	$4,147	631%		$5,993	$1,317	$4,676	355%

Litigation and Licensing Expenses - Patents

For the three months ended June 30, 2021, litigation and licensing expenses-patents increased $0.4 million, or 26%. For the six months ended June 30, 2021, litigation and licensing expenses-patents increased $1.6 million, or 64%. The increase for the three and six month periods was due to a net increase in litigation support and third-party technical consulting expenses, as compared to the same periods in the prior year.

Amortization of Patents

For the three months ended June 30, 2021, amortization expense increased $1.3 million, or 100%, as compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, amortization expense increased $2.1 million, or 91%, as compared to the six months ended June 30, 2020. These increases were due to our new patents acquired in 2020 and 2021.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$1,837	$1,459	$378	26%	$4,099	$2,496	$1,603	64%
Amortization of patents	2,612	1,305	1,307	100%	4,474	2,348	2,126	91%

Operating Expenses

General and Administrative Expenses

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

General and administrative expenses	$5,974	$5,096	$878	17%	$11,690	$9,642	$2,048	21%
Non-cash stock compensation expense	529	423	106	25%	979	755	224	30%
Total general and administrative expenses	$6,503	$5,519	$984	18%	$12,669	$10,397	$2,272	22%

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021 vs. 2020	2021 vs. 2020
	(In thousands)

Personnel costs and board fees	$657	$1,148
Variable performance-based compensation costs	(37)	440
Corporate, general and administrative costs	358	862
Non-cash stock compensation expense	106	224
Non-recurring employee severance costs	(100)	(402)
Total change in general and administrative expenses	$984	$2,272

The increases in personnel cost and board fees were primarily due to higher payroll and related costs. The increases in corporate, general and administrative costs were primarily due to higher legal and business development related expenses. The increase in variable performance-based compensation costs for the six months ended June 30, 2021 was primarily due to higher performance-based compensation accruals. The increases in non-cash stock compensation expense were primarily due to stock grants issued to employees and the Board of Directors in 2021.

Other Operating Income (Expense)

Our equity investments in Veritone, the Portfolio Companies and other equity securities are recorded at fair value at each balance sheet date. Results for the three and six months ended June 30, 2021 included no unrealized gain or loss and realized gains of zero and $0.8 million, respectively, on our investment in Veritone. Results for the three and six months ended June 30, 2020 included an unrealized gain of $2.7 million and $6.8 million, respectively, and a realized gain of $0.6 million and a realized loss of $2.8 million, respectively, on our investment in Veritone. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

For the three and six months ended June 30, 2021, we recognized unrealized gains of $11.2 million and $49.0 million, respectively, from our investment in equity securities. For the three and six months ended June 30, 2021, we recorded realized gains of $14.6 million and $15.4 million, respectively, from our investment in equity securities. For the three and six months ended June 30, 2020, we recognized unrealized gains of $85.1 million and $79.0 million, respectively, from our investment in equity securities. For the three and six months ended June 30, 2020, we recorded realized losses of $7.1 million and $7.0 million, respectively, from our investment in equity securities. Refer to Notes 2 and 10 to the consolidated financial statements elsewhere herein for additional information regarding our investment in LF Fund and other equity securities.

Income Taxes

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
	(In thousands, except percentage values)

Income tax (expense) benefit	$(510)	$2	$(512)	N/A	$(520)	$1,340	$(1,860)	(139%	)
Effective tax rate	3%	0%	–	3%	0%	21%	–	(21%	)

The provision for income taxes is determined using an effective tax rate. For the three and six months ended June 30, 2021, the Company’s estimated annual effective tax rates were lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as state income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three and six month periods ended June 30, 2020, the Company recorded a benefit for income taxes of which primarily reflects the impact of state taxes and foreign tax withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the six months ended June 30, 2021, the Company has recorded a full valuation allowance against its deferred tax assets as they are not expected to be realized.

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

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. These Acts includes various income and payroll tax measures. The Company does not expect a material impact of the American Rescue Plan on its consolidated financial statements and related disclosures.

On June 29, 2020, the state of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5.0 million). The Company anticipates a California income tax liability for 2021, however it is not expected to materially impact the consolidated financial statements.

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

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents, equity securities at fair value, and long-term restricted cash totaled $356.1 million at June 30, 2021, compared to $309.6 million at December 31, 2020.

The net change in cash, cash equivalents and restricted cash for the periods presented was comprised of the following:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)

Net cash (used in) provided by:
Operating activities	$(6,197)	$(7,143)
Investing activities	(1,858)	(30,874)
Financing activities	29,571	109,938
Increase in cash and cash equivalents and restricted cash	$21,516	$71,921

Cash Flows from Operating Activities

Cash receipts from licensees for the six months ended June 30, 2021 increased to $10.1 million, as compared to $5.0 million in the comparable 2020 period, mainly due to the timing on cash collected from accounts receivables in prior year.

During the six months ended June 30, 2021, our cash flows from operations improved by $0.9 million compared to the same period in the prior year, primarily due to an improvement in our operating income (loss), attributable to an increase in revenues from the new agreements executed during the period and decreases in relative patent portfolio and general and administrative expenses.

Cash outflows from operations for the six months ended June 30, 2021 decreased to $6.2 million, as compared to a $7.1 million cash outflow in the comparable 2020 period, primarily due to fluctuations in the change in fair value of Series A and B warrants and embedded derivatives and the change in fair value of equity securities, offset by our higher net loss and to a lesser extent the changes in working capital cash flows. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities

Cash flows from investing activities and related changes were comprised of the following for the periods presented:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Patent acquisition	$(11,000)	$(13,780)
Sale of investment at fair value	3,591	1,460
Purchases of equity securities	(27,871)	(31,317)
Maturities and sales of equity securities	33,467	299,227
Purchases of prepaid investment	–	(282,327)
Equity securities derivative and forward contract acquisition cost	–	(3,989)
Purchases of property and equipment	(45)	(148)
Net cash used in investing activities	$(1,858)	$(30,874)

Cash Flows from Financing Activities

Cash flows from financing activities and related changes were comprised of the following for the periods presented:

	Six Months Ended
	June 30,
	2021	2020
	(In thousands)
Repurchase of common stock	$–	$(3,998)
Issuance of Senior Secured Notes, net of lender fee	30,000	110,437
Senior Secured Notes issuance costs paid to other parties	–	(496)
Dividend on Series A Redeemable Convertible Preferred Stock	(523)	(653)
Issuance of Series B warrants	–	4,600
Proceeds from exercise of stock options	94	48
Paydown of Senior Secured Notes - short term	(50,000)	–
Reissuance of Senior Secured Notes - short term	50,000	–
Net cash provided by financing activities	$29,571	$109,938

Stock Repurchase Program

On August 5, 2019, our Board of Directors approved a stock repurchase program, which authorized the purchase of up to $10.0 million of the Company’s common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020. In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s Board of Directors consider such factors as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program.

During the six months ended June 30, 2020, we repurchased 1,684,537 shares at an average price of $2.37 per share for $4.0 million. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value. Refer to Note 7 to the consolidated financial statements elsewhere herein for additional information regarding our stock repurchases in 2020.

Starboard Investment

On November 18, 2019, the Company entered into the Securities Purchase Agreement with Starboard and the Buyers pursuant to which the Buyers purchased (i) 350,000 shares of Series A Preferred Stock at an aggregate purchase price of $35.0 million, and Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock.

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

On January 29, 2021, the Company redeemed $50 million of the New Notes. On March 31, 2021, the Company reissued $50 million of the New Notes. On June 30, 2021, the Company issued $30 million of June 2021 Merton Notes, due October 15, 2021 and amended the maturity date of the New Notes to October 15, 2021. The June 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard Value. The total principal amount outstanding of New Notes, including the June 2021 Merton Notes, as of June 30, 2021 was $145 million.

Refer to Notes 2 and 9 to the consolidated financial statements and elsewhere herein for more information related to the Starboard Securities.

Working Capital

Working capital at June 30, 2021 increased to $373.1 million, as compared to $332.9 million at December 31, 2020. Consolidated accounts receivable from licensees increased to $12.8 million at June 30, 2021, compared to $0.5 million at December 31, 2020. Accounts payable, accrued expenses and accrued compensation increased to $9.8 million at June 30, 2021, from $7.0 million at December 31, 2020. Consolidated royalties and contingent legal fees payable increased to $6.1 million at June 30, 2021, from $2.2 million at December 31, 2020.

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

The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report. In addition, as set forth in Note 2 to the consolidated financial statements included in this report, certain accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Recently Adopted Accounting Pronouncements

Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our recently adopted accounting pronouncements for the periods presented herein.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

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

As of June 30, 2021 and December 31, 2020, the carrying value of our common stock and warrants in public and private companies was $342.8 million and $285.8 million, respectively.

Item 4. Controls and Procedures

(i). Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2021) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2021, we incurred $0.3 million operating expenses for settlement and contingency accruals. During the six months ended June 30, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $0.3 million, net of prior accruals. At June 30, 2021 and December 31, 2020, our contingency accrual balance was $1.6 million and $1.3 million, respectively.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 1A in this Quarterly Report on Form 10-Q, as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described below, and in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

Risks related to COVID-19

The COVID-19 pandemic could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.

The ongoing COVID-19 pandemic, and governmental and societal responses thereto, have had a severe impact on recent global economic and market conditions, including significant disruption of, and volatility in, financial markets, global supply chain, and the institution of social distancing and shelter-in-place requirements that have resulted in temporary closures of many businesses, lost revenues, and increased unemployment.

These conditions could adversely impact our operations, as well as the operations of our licensees and other business partners. With regard to the COVID-19 pandemic, we do not expect the current situation to present direct risks to our business. Our cash is held in major financial institutions in government instruments and high-quality short-term bonds. Our business is fully able to operate in a socially distanced and/or remote capacity and in accordance with applicable laws, policies, and best practices. Our workforce is provided ample paid sick leave, and we have in place robust disaster recovery and business continuity policies that have been revised to account for a long-term remote work contingency such as this. While governmental authorities have taken measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, the ultimate success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a materially adverse effect on our business, financial condition, operating results, and/or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT NUMBER	EXHIBIT
3.1#	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Acacia Research Corporation (as updated through May 18, 2021 and currently in effect)
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2*#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104#	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

___________________________

#	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: August 16, 2021	/s/ Clifford Press
By: Clifford Press
Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

Date: August 16, 2021	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer
(Principal Financial Officer)

