Form 10-Q
period 2021-09-30
ACACIA RESEARCH CORP
filed 2021-11-15
CIK 934549

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________

Commission file number: 1-37721

Acacia Research Corporation

(Name of registrant as specified in its charter)

delaware	95-4405754
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

767 THIRD AVENUE, SUITE 602, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 8, 2021, was 49,591,852.

ACACIA RESEARCH CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED

September 30, 2021

INDEX

		Page

	CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS	3

PART I.	FINANCIAL INFORMATION	4

Item 1.	Financial Statements	4

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	4

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020	5

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Nine Months Ended September 30, 2021 and 2020	6

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	8

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	47

Part II.	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosures	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended September 30, 2021, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “may,” “believe,” “will,” “could,” “project,” “anticipate,” “expect,” “estimate,” “should,” “continue,” “potential,” “plan,” “forecasts,” “goal,” “seek,” “intend,” “predict,” other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Such statements address future events and conditions concerning, among other things, intellectual property, or IP, acquisition and development, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as our ability to invest in new technologies and patents, future global economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$217,957	$165,546
Restricted cash	761	–
Equity securities at fair value	387,120	109,103
Equity securities without readily determinable fair value	5,816	143,257
Investment securities - equity method investments	31,840	30,673
Investment at fair value	–	2,752
Accounts receivable	412	506
Other receivable (Note 3)	21,539	–
Prepaid expenses and other current assets	3,986	5,832
Total current assets	669,431	457,669

Long-term restricted cash	35,424	35,000
Patents, net of accumulated amortization	39,826	16,912
Leased right-of-use assets	671	951
Other non-current assets	4,482	4,988
Total assets	$749,834	$515,520

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,196	$1,019
Accrued expenses and other current liabilities	5,586	3,707
Accrued compensation	4,019	2,265
Royalties and contingent legal fees payable	1,793	2,162
Accrued patent investment costs	8,000	–
Senior Secured Notes Payable	182,855	115,663
Total current liabilities	204,449	124,816

Series A warrant liabilities	18,527	6,640
Series A embedded derivative liabilities	41,411	26,728
Series B warrant liabilities	229,637	52,341
Long-term lease liabilities	671	951
Other long-term liabilities	5,591	591
Total liabilities	500,286	212,067

Commitments and contingencies	–	–

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of September 30, 2021 and December 31, 2020; aggregate liquidation preference of $35,000 as of September 30, 2021 and December 31, 2020	13,686	10,924

Stockholders' equity:
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 49,591,852 and 49,279,453 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	50	49
Treasury stock, at cost, 4,604,365 shares as of September 30, 2021 and December 31, 2020	(43,270)	(43,270)
Additional paid-in capital	649,349	651,416
Accumulated deficit	(382,215)	(326,708)
Total Acacia Research Corporation stockholders' equity	223,914	281,487

Noncontrolling interests	11,948	11,042

Total stockholders' equity	235,862	292,529

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$749,834	$515,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues	$1,582	$19,466	$24,785	$25,399

Patent portfolio operations:
Inventor royalties	280	5,772	823	6,843
Contingent legal fees	285	6,609	5,735	6,855
Litigation and licensing expenses - patents	782	1,001	4,881	3,497
Amortization of patents	2,612	1,174	7,086	3,522
Other patent portfolio income	–	–	–	(308)
Patent portfolio expenses	3,959	14,556	18,525	20,409
Net patent portfolio (loss) income	(2,377)	4,910	6,260	4,990
General and administrative expenses	10,345	7,692	23,014	18,089
Operating loss	(12,722)	(2,782)	(16,754)	(13,099)

Other income (expense):
Change in fair value of investment, net	–	(3,081)	(2,752)	3,704
Gain (loss) on sale of investment	–	–	3,591	(2,762)
Change in fair value of the Series A and B warrants and embedded derivatives	619	20,672	(203,866)	(46,612)
Gain on sale of prepaid investment and derivative	–	2,845	–	2,845
Change in fair value of equity securities	66,502	20,488	115,509	99,449
Gain (loss) on sale of equity securities	37,688	2,737	53,124	(4,272)
Earnings on equity investment in joint venture	–	–	2,737	–
Loss on foreign currency exchange	(17)	(48)	(193)	(4,938)
Interest expense on Senior Secured Notes	(2,531)	(2,410)	(5,601)	(3,178)
Interest income and other	76	10	135	811
Total other income (expense)	102,337	41,213	(37,316)	45,047

Income (loss) before income taxes	89,615	38,431	(54,070)	31,948

Income tax (expense) benefit	(11)	(83)	(531)	1,257

Net income (loss) including noncontrolling interests in subsidiaries	89,604	38,348	(54,601)	33,205

Net income attributable to noncontrolling interests in subsidiaries	–	–	(906)	–

Net income (loss) attributable to Acacia Research Corporation	$89,604	$38,348	$(55,507)	$33,205

Net income (loss) attributable to common stockholders - Basic	$72,984	$30,529	$(59,054)	$24,838
Basic net income (loss) per common share	$1.49	$0.63	$(1.21)	$0.51
Weighted average number of shares outstanding - Basic	48,949,504	48,467,885	48,759,873	48,949,706

Net income (loss) attributable to common stockholders - Diluted	$80,171	$29,204	$(59,054)	$21,380
Diluted net income (loss) per common share	$0.86	$0.32	$(1.21)	$0.36
Weighted average number of shares outstanding - Diluted	93,081,502	90,624,702	48,759,873	60,153,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

	For the Three Months Ended September 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at June 30, 2021	350,000	$12,695	49,616,602	$50	$(43,270)	$650,194	$(471,819)	$11,948	$147,103
Net income including noncontrolling interests in subsidiaries	–	–	–	–	–	–	89,604	–	89,604
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	991	–	–	–	(991)	–	–	(991)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(262)	–	–	(262)
Stock options exercised	–	–	30,000	–	–	108	–	–	108
Issuance of common stock for unvested restricted stock awards, net of forfeitures	–	–	(54,750)	–	–	–	–	–	–
Compensation expense for share-based awards	–	–	–	–	–	300	–	–	300
Balance at September 30, 2021	350,000	$13,686	49,591,852	$50	$(43,270)	$649,349	$(382,215)	$11,948	$235,862

	For the Three Months Ended September 30, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at June 30, 2020	350,000	$9,400	49,306,137	$49	$(43,270)	$650,843	$(444,799)	$1,833	$164,656
Net income attributable to Acacia Research Corporation	–	–	–	–	–	–	38,348	–	38,348
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	734	–	–	–	(734)	–	–	(734)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(467)	–	–	(467)
Issuance of common stock for unvested restricted stock awards, net of forfeitures	–	–	(26,684)	–	–	–	–	–	–
Compensation expense for share-based awards	–	–	–	–	–	488	–	–	488
Balance at September 30, 2020	350,000	$10,134	49,279,453	$49	$(43,270)	$650,130	$(406,451)	$1,833	$202,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

(In thousands, except share data)

(continued)

	For the Nine Months Ended September 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$(326,708)	$11,042	$292,529
Net (loss) income including noncontrolling interests in subsidiaries	–	–	–	–	–	–	(55,507)	906	(54,601)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	2,762	–	–	–	(2,762)	–	–	(2,762)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(785)	–	–	(785)
Stock options exercised	–	–	60,000	1	–	201	–	–	202
Issuance of common stock for vesting of restricted stock units	–	–	28,834	–	–	–	–	–	–
Issuance of common stock for unvested restricted stock awards, net of forfeitures	–	–	223,565	–	–	–	–	–	–
Compensation expense for share-based awards	–	–	–	–	–	1,279	–	–	1,279
Balance at September 30, 2021	350,000	$13,686	49,591,852	$50	$(43,270)	$649,349	$(382,215)	$11,948	$235,862

	For the Nine Months Ended September 30, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury	Additional Paid-in	Accumulated	Noncontrolling Interests in Operating	Total Stockholders'
	Shares	Amount	Shares	Amount	Stock	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$(439,656)	$1,833	$174,958
Net income attributable to Acacia Research Corporation	–	–	–	–	–	–	33,205	–	33,205
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	–	2,045	–	–	–	(2,045)	–	–	(2,045)
Dividend on Series A Redeemable Convertible Preferred Stock	–	–	–	–	–	(1,119)	–	–	(1,119)
Stock options exercised	–	–	13,333	–	–	48	–	–	48
Issuance of common stock for vesting of restricted stock units	–	–	14,354	–	–	–	–	–	–
Issuance of common stock for unvested restricted stock awards, net of forfeitures	–	–	565,316	–	–	–	–	–	–
Compensation expense for share-based awards	–	–	–	–	–	1,243	–	–	1,243
Repurchase of common stock	–	–	(1,684,537)	(1)	(3,998)	–	–	–	(3,999)
Balance at September 30, 2020	350,000	$10,134	49,279,453	$49	$(43,270)	$650,130	$(406,451)	$1,833	$202,291

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September
	2021	2020
Cash flows from operating activities:
Net (loss) income including noncontrolling interests in subsidiaries	$(54,601)	$33,205
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash (used in) provided by operating activities:
Change in fair value of investment, net	2,752	(3,704)
(Gain) loss on sale of investment	(3,591)	2,762
Depreciation and amortization	7,198	3,609
Amortization of debt discount and issuance costs	460	955
Change in fair value of Series A redeemable convertible preferred stock embedded derivative	14,683	7,708
Change in fair value of Series A warrants	11,887	2,036
Change in fair value of Series B warrants	177,296	36,867
Non-cash stock compensation	1,279	1,243
Loss on foreign currency exchange	193	4,938
Change in fair value of equity securities	(115,509)	(99,449)
(Gain) loss on sale of equity securities	(53,124)	4,272
Gain on sale of prepaid investment and derivative	–	(2,845)
Earnings on equity investment in joint venture, net of distributions received	(907)	–
Changes in assets and liabilities:
Accounts receivable	94	248
Prepaid expenses and other assets	(2,345)	1,038
Accounts payable and accrued expenses	7,002	614
Royalties and contingent legal fees payable	(369)	12,052
Net cash (used in) provided by operating activities	(7,602)	5,549

Cash flows from investing activities:
Patent acquisition	(13,000)	(13,780)
Sale of investment at fair value	3,591	1,460
Purchases of equity securities	(57,978)	(33,800)
Maturities and sales of equity securities	64,235	316,746
Purchases of prepaid investment	–	(276,275)
Equity securities derivative and forward contract acquisition cost	–	(3,989)
Purchases of property and equipment	(67)	(177)
Net cash used in investing activities	(3,219)	(9,815)

Cash flows from financing activities:
Repurchase of common stock	–	(3,998)
Issuance of Senior Secured Notes, net of lender fee	65,000	110,437
Senior Secured Notes issuance costs paid to other parties	–	(496)
Dividend on Series A Redeemable Convertible Preferred Stock	(785)	(1,120)
Issuance of Series B warrants	–	4,600
Proceeds from exercise of stock options	202	48
Paydown of Senior Secured Notes	(50,000)	–
Reissuance of Senior Secured Notes	50,000	–
Net cash provided by financing activities	64,417	109,471

Increase in cash and cash equivalents and restricted cash	53,596	105,205

Cash and cash equivalents and restricted cash, beginning	200,546	92,359

Cash and cash equivalents and restricted cash, ending	$254,142	$197,564

Supplemental schedule of cash flow information:
Interest paid	$2,340	$–
Income taxes paid	9	164
Noncash investing activities:
Trade date receivable from sale of equity securities (Note 3)	21,539	–
Patent acquisition in exchange of notes receivable	4,000	–
Patent acquisition accrued liability - short-term	8,000	–
Patent acquisition accrued liability - long-term	5,000	–
Acquisition of prepaid investment securities	–	231,480

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

Acacia operates its business based on three key principles of People, Process and Performance and has built a management team with identified expertise in Research, Execution and Operation of the Company’s targeted acquisitions.

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

During the nine months ended September 30, 2021, Acacia obtained control of one new patent portfolio. During fiscal year 2020, Acacia obtained control of five new patent portfolios.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 29, 2021, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2021, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the entire fiscal year.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or cash flows.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. While the Company does not expect the current situation to present direct risks to its business, and it has not had a material impact to date, the COVID-19 pandemic could adversely impact the Company’s operations, as well as the operations of its licensees and other business partners. Our cash is held in major financial institutions primarily in government instruments. Our business is fully able to operate in a socially distanced and/or remote capacity and in accordance with applicable laws, policies and best practices. Our workforce is provided ample paid sick leave, and we have in place robust disaster recovery and business continuity policies that have been revised to account for a long-term remote work contingency such as this. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a materially adverse effect on our business, results of operations and financial condition.

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

In 2020, in connection with the transaction with Link Fund Solutions Limited, which is more fully described in Note 3, the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia, is the majority shareholder of MalinJ1.

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

Segment Reporting

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

Revenues were comprised of the following for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Paid-up revenue agreements	$1,100	$19,385	$23,110	$24,477
Recurring Revenue Agreements	482	81	1,675	922
Total revenue	$1,582	$19,466	$24,785	$25,399

Refer to “Inventor Royalties and Contingent Legal Expenses” below for information on related direct costs of revenues.

Patent Portfolio Operations

Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, patent maintenance and prosecution costs, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. These costs are included under the caption “Patent portfolio operations” in the consolidated statements of operations.

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

Four licensees individually accounted for 32%, 25%, 22% and 13% of revenues recognized during the three months ended September 30, 2021, and one licensee accounted for 98% of revenues recognized during the three months ended September 30, 2020. Three licensees individually accounted for 50%, 19% and 12% of revenues recognized during the nine months ended September 30, 2021, and two licensees accounted for 75% and 9% of revenues recognized during the nine months ended September 30, 2020.

The Company does not have any material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable revenue arrangement, for the three and nine months ended September 30, 2021, 8% and 15%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and nine months ended September 30, 2020, 0.1% and 5%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions.

Two licensees represented 100% of accounts receivable at September 30, 2021. Two licensees individually represented approximately 62% and 21% of accounts receivable at December 31, 2020.

Related Party Transactions

During 2019, the Company purchased shares of common stock of Drive Shack, Inc. (“Drive Shack”) for an aggregate purchase price of $2.4 million. At the time, Drive Shack and Clifford Press, Chief Executive Officer and director of Acacia, were related parties as Mr. Press was a board member of Drive Shack until June 2021. The market value of the investment was $1.4 million as of December 31, 2020. During the nine months ended September 30, 2021, the Company sold its investment receiving proceeds of $1.8 million and recognized a loss of $515,000.

Cash and Cash Equivalents

Acacia considers all highly liquid, equity securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Acacia’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily includes: domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. Acacia’s cash equivalents are measured at fair value using observable inputs.

Equity Securities at Fair Value

Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the consolidated statements of operations in other income or (expense). Dividend income is included in the consolidated statements of operations in other income or (expense). Refer to Note 7 for additional information related to fair value measurements.

Equity securities at fair value for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
September 30, 2021:
Equity securities - Life Sciences Portfolio (Note 3)	$62,042	$288,508	$(1,812)	$348,738
Equity securities - other equity	35,178	3,289	(85)	38,382
Total	$97,220	$291,797	$(1,897)	$387,120

December 31, 2020:
Equity securities - Life Sciences Portfolio (Note 3)	$32,765	$72,689	$(583)	$104,871
Equity securities - other equity	4,086	1,410	(1,264)	4,232
Total	$36,851	$74,099	$(1,847)	$109,103

Equity Securities Without Readily Determinable Fair Value

For equity securities that do not have readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income or (expense). Refer to Note 3 for additional information.

Equity Method Investments

Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in earnings on equity investment in joint venture in the consolidated statements of operations. Refer to Note 3 for additional information.

Investment at Fair Value

On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants). We elected the fair value method for our investment in Veritone, Inc. (“Veritone”) upon acquisition of the investment. Since March 2021, we have no more investment in Veritone stocks and warrants. Refer to Note 4 for additional information.

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

Long-Term Restricted Cash

Restricted cash relates primarily to the proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock which are held in an escrow account (refer to Note 6). The amounts are to be released to the Company upon, among other things, (i) the consummation of a suitable investment or acquisition by the Company or (ii) the conversion of Series A Redeemable Convertible Preferred Stock into common stock. During October 2021, the Company consummated a suitable acquisition, accordingly $35.0 million was released to the Company. Refer to Note 11 for additional information related to the subsequent period acquisition.

Patents

Patents include the cost of patents or patent rights acquired from third-parties or obtained in connection with business combinations. Patent costs are amortized utilizing the straight-line method over their remaining economic useful lives. Refer to Note 5 for additional information.

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

Series A and B Warrants

The fair value of the Series A and B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Notes 6 and 7 for additional information related to the Series A and B Warrants and their fair value measurements.

Embedded derivatives

Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock issued by the Company in 2019. Refer to Notes 6 and 7 for additional information related to the embedded derivatives and their fair value measurements.

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Refer to Note 7 for additional information.

Treasury Stock

Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock in the consolidated balance sheets. Refer to Note 9 for additional information.

Stock-Based Compensation

The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally one to three years. The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur.

RSUs granted in September 2019 with market-based vesting conditions vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation cost is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: estimated risk-free interest rate of 1.38 percent; term of 3.00 years; expected volatility of 38 percent; and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the nine months ended September 30, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at period end.

During the nine months ended September 30, 2021, the Company granted 324,401 RSAs at a weighted average grant-date fair value of $5.56 per share, 473,000 RSUs at a weighted average grant-date fair value of $5.86 per unit and 393,750 non-qualified stock options at a grant-date fair value of $1.79 per share.

Stock-based compensation is reported in the consolidated statements of operations in general and administrative expenses. Total stock-based compensation for the three and nine months ended September 30, 2021 was $300,000 and $1,279,000, respectively. Total unrecognized stock-based compensation expense as of September 30, 2021 was $5,952,000, which will be amortized over a weighted average remaining vesting period of 2.20 years. Total stock-based compensation for the three and nine months ended September 30, 2020 was $488,000 and $1,243,000, respectively.

Profits Interest Units (“PIUs”) were accounted for in accordance with Accounting Standards Codification (“ASC”) 718-10, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of September 30, 2021 and December 31, 2020, the PIUs totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

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

The Company’s effective tax rates were 0% and (1%) for the three and nine months ended September 30, 2021, respectively, and 0% and (4%) for the three and nine months ended September 30, 2020, respectively. Tax expense/benefit for the periods presented primarily reflects the impact of state taxes and foreign tax withholding (or refund) incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions. The Company has recorded a full valuation allowance against our net deferred tax assets as of September 30, 2021 and December 31, 2020. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.

Recent Accounting Pronouncements

Recently Adopted

In December of 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The update removed certain exceptions to the general principles in Topic 740 in U.S. GAAP. The Company adopted the update on January 1, 2021. The adoption of the update did not have a material effect on the Company’s financial position, results of operations or financial statement disclosures.

Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in these updates will currently be effective for the Company on January 1, 2023, with early adoption permitted. Management is currently evaluating the impact that the amendments in these updates may have on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” to simplify the accounting for convertible instruments by eliminating large sections of the existing guidance in this area. It also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. This update reduces the number of accounting models for convertible instruments, revises the derivatives scope exception, and provides targeted improvements for earnings per share. Upon adoption, companies have the option to apply a modified or full retrospective transition approach. The amendments in this update will currently be effective for the Company on January 1, 2024, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with “Revenue from Contracts with Customers (Topic 606).” At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update should be applied prospectively and will be effective for the Company on January 1, 2023, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.

3. EQUITY SECURITIES PORTFOLIO INVESTMENT

On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund (“Seller”), which included general terms through which the Company was provided the option to purchase life sciences equity securities in a portfolio of public and private companies (“Life Sciences Portfolio”) for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.

On June 4, 2020, the Company executed the Transaction Agreement between Link Fund Solutions Limited, Seller, and the Company. Pursuant to the Transaction Agreement, the Company agreed to purchase from Seller and Seller agreed to transfer to the Company the specified equity securities of all companies in the Life Sciences Portfolio at set prices at various future dates. The transfer dates would vary among the Life Sciences Portfolio companies as the Transaction Agreement gives the Company the exclusive right to determine when to call for transfer of each security, and because each Life Sciences Portfolio company (or its existing equity holders) may be required to approve the transfer due to rights of first refusals and other company-specific terms and conditions. Thus, the execution of the Transaction Agreement resulted in forward contracts for the Company to purchase equity securities in each public and private company at a specified price on a future date.

In accordance with the Transaction Agreement, the Company transferred the total purchase price of £223.9 million into an escrow account. Upon the transfer of equity securities in the Life Sciences Portfolio to the Company, the associated funds were released from the escrow account to Seller based on the consideration amount assigned to the equity securities for such Life Sciences Portfolio company in the Transaction Agreement. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company pursuant to the Transaction Agreement. The Company has sold a portion of the equity securities of such Life Sciences Portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies.

For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. As of September 30, 2021 and December 31, 2020, the fair value of the Life Sciences Portfolio equity securities, excluding the equity method investment discussed below, was $354.6 million and $248.1 million, respectively.

Changes in the fair value of Acacia’s investment in the Life Sciences Portfolio are recorded as unrealized gains or losses in the consolidated statements of operations. In late September 2021, the Company sold one security which resulted in a gain of $18.6 million. The proceeds of that sale were settled and received in early October 2021, and therefore the Company recorded a $21.5 million other receivable as included in the consolidated balance sheet as of September 30, 2021. Accordingly, this trade date receivable from the sale of equity securities has been reflected as a noncash investing activity in the consolidated statement of cash flows for the nine months ended September 30, 2021.

For the three and nine months ended September 30, 2021 and 2020, the consolidated statements of operations reflected the following from the Life Sciences Portfolio:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Change in fair value of equity securities	$63,907	$84,299	$112,180	$83,230
Change in fair value of equity securities derivative	–	10,651	–	17,542
Change in fair value of equity securities forward contract	–	(74,662)	–	–
Gain (loss) on sale of equity securities	37,112	1,908	52,167	(4,202)
Gain on sale of prepaid investment and derivative	–	2,845	–	2,845
Net realized and unrealized gain	$101,019	$25,041	$164,347	$99,415

As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet.

4. INVESTMENT AT FAIR VALUE

During 2016 and 2017, Acacia made certain investments in Veritone. As a result of these transactions, Acacia received an aggregate total of 4,119,521 shares of Veritone common stock and warrants to purchase a total of 1,120,432 shares of Veritone common stock at an exercise price of $13.61 per share expiring between 2020 and 2027. During the nine months ended September 30, 2020, Acacia sold all remaining 298,450 shares Veritone common stock and recorded a realized loss of $3.3 million.

During the nine months ended September 30, 2020, Acacia exercised 154,312 warrants, and recognized a realized gain of $554,000 on the sale of common stock. During the nine months ended September 30, 2021, Acacia exercised all remaining 156,720 warrants, and recognized a realized gain of $3.6 million on the sale of common stock. The Company no longer has an investment in Veritone common stock and warrants.

Changes in the fair value of Acacia’s investment in Veritone are recorded as unrealized gains or losses in the consolidated statements of operations. For the three and nine months ended September 30, 2021 and 2020, the consolidated statements of operations reflected the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)
Change in fair value of investment, warrants	$–	$(3,081)	$(2,752)	$225
Change in fair value of investment, common stock	–	–	–	3,479
Gain on sale of investment, warrants	–	–	3,591	554
Loss on sale of investment, common stock	–	–	–	(3,316)
Net realized and unrealized (loss) gain	$–	$(3,081)	$839	$942

5. PATENTS, NET OF ACCUMULATED AMORTIZATION

Acacia’s only identifiable intangible assets as of September 30, 2021 and December 31, 2020 are patents and patent rights. Patent-related accumulated amortization totaled $291.6 million and $319.9 million as of September 30, 2021 and December 31, 2020, respectively. Acacia’s patents have remaining estimated economic useful lives ranging from twenty-six to fifty-two months. The weighted average remaining estimated economic useful life of Acacia’s patents is approximately four years.

The following table presents the scheduled annual aggregate amortization expense as of September 30, 2021:

For the years ending December 31,
(In thousands)
Remainder of 2021	$2,612
2022	10,448
2023	10,381
2024	9,005
2025	6,630
Thereafter	750
Patents, net	$39,826

For the nine months ended September 30, 2021, Acacia accrued patent and patent rights acquisition costs totaling $13.0 million, of which $8.0 million is due December 1, 2021 and $5.0 million is due February 18, 2023. Such amounts are included in accrued patent investment costs and other long-term liabilities in the consolidated balance sheet as of September 30, 2021, respectively.

6. STARBOARD INVESTMENT

Series A Redeemable Convertible Preferred Stock

On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (“Starboard”) and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Buyers”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock to the Buyers. The Securities Purchase Agreement also established the terms of certain senior secured notes and additional Series B Warrants which may be issued to Starboard in the future. On June 4, 2020, the Company entered into a Supplemental Agreement, as defined below under “Senior Secured Notes”, with certain contractual agreements affecting the Series A Redeemable Convertible Preferred Stock, reflected below.

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

The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of the approved investment in June 2020, the dividend rate increased to 8.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Buyers agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. No accrued and unpaid dividends as of September 30, 2021. During October 2021, the Company consummated a suitable acquisition, accordingly $35.0 million was released to the Company. Upon consummation of the approved acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. Refer to Note 11 for additional information related to the subsequent period acquisition.

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

During 2019, total proceeds received and transaction costs incurred from the issuance of the Series A Redeemable Convertible Preferred Stock amounted to $35.0 million and $1.3 million, respectively. Proceeds received were allocated based on the fair value of the instrument without the Series A Warrants and of the Series A Warrants themselves at the time of issuance. The proceeds allocated to the Series A Redeemable Convertible Preferred Stock were then further allocated between the host preferred stock instrument and the embedded derivative, with the embedded derivative recorded at fair value and the Series A Redeemable Convertible Preferred Stock recorded at the residual amount. The portion of the proceeds allocated to the Series A Warrants, embedded derivative, and Series A Redeemable Convertible Preferred Stock was $4.8 million, $21.2 million, and $8.9 million, respectively. Transaction costs were also allocated between the Series A Redeemable Convertible Preferred Stock and the Series A Warrants on the same basis as the proceeds. The transaction costs allocated to the Series A Redeemable Convertible Preferred Stock were treated as a discount to the Series A Redeemable Convertible Preferred Stock. The transaction costs allocated to the Series A Warrants were expensed as incurred.

The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the three and nine months ended September 30, 2021 was $991,000 and $2.8 million, respectively.

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

Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the fair value of the Series A embedded derivative liabilities was $41.4 million and $26.7 million, respectively.

Series A Warrants

On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued a detachable Series A Warrants to acquire up to purchase 5 million shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million upon issuance. The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the fair value of the Series A Warrants was $18.5 million and $6.6 million, respectively. As of September 30, 2021, the Series A Warrants have not been exercised.

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

In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. As of September 30, 2021, the Series B Warrants have not been exercised.

The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of September 30, 2021 and December 31, 2020, the fair value of the Series B Warrants was $229.6 million and $52.3 million, respectively.

The Series B Warrants are classified as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity”, as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.

Senior Secured Notes

Pursuant to the Securities Purchase Agreement dated November 18, 2019 with Starboard and the Buyers, on June 4, 2020, the Company issued $115.0 million in Notes to the Buyers. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard (the “Supplemental Agreement”), pursuant to which the Company agreed to redeem $80.0 million aggregate principal amount of the Notes by September 30, 2020, and $35.0 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10.00% per annum. The Notes include certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of Starboard, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of Series B Warrants.

On June 30, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merton”) and Starboard, on behalf of itself and on behalf of certain funds and accounts under its management, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount for new senior notes (the “New Notes”) issued by Merton having an aggregate outstanding original principal amount of $115.0 million.

The New Notes bear interest at a rate of 6.00% per annum and had a maturity date of December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and with the Company agreeing to redeem $80 million principal amount of the New Notes by September 30, 2020 and $35 million principal amount of the New Notes by December 31, 2020, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will also satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and among the Company, Starboard and the Buyers.

Because the New Notes are to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees and $0.5 million in other issuance costs associated with the issuance of the Notes. The $4.6 million of lender fees are recognized as long-term deferred debt issuance costs and are included in other non-current assets in the consolidated balance sheets, and will be amortized to interest expense until November 15, 2027, the maturity date of Series A Redeemable Convertible Preferred Stock. The $0.5 million issuance costs are recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. There was $3.1 million and $863,000 accrued and unpaid interest on the New Notes as of September 30, 2021 and December 31, 2020, respectively.

On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June and September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard Value. The total principal amount outstanding of New Notes as of September 30, 2021 and December 31, 2020 was $180.0 million and $115.0 million, respectively.

Modifications to Series A Redeemable Convertible Preferred Stock and Series B Warrants

The June 4, 2020 Supplemental Agreement also provided for (i) a waiver of increased dividends under the original terms of the Series A Redeemable Convertible Preferred Stock that would have otherwise accrued due to the Company’s use of the $35.0 million proceeds received from Starboard and the Buyers upon the issuance of the Series A Redeemable Convertible Preferred Stock in November 2019, (ii) the replacement of original optional redemption rights for the Series A Redeemable Convertible Preferred Stock provided to both the Company and the holders that otherwise would have been nullified through the issuance of the Notes, and (iii) an amendment to the terms of the previously issued Series B Warrants to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration of the Series B Warrants on November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms.

We analyzed the amendments to the terms of the Series A Redeemable Convertible Preferred Stock and determined that the amendments were not significant. Therefore, the amendments are accounted for as a modification on a prospective basis.

The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. As of September 30, 2021, $1.2 million was amortized to interest expense and $151,000 is remaining to be amortized until the maturity date of December 1, 2021.

7. FAIR VALUE MEASUREMENTS

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

(iii)	Level 3 - Unobservable Inputs: Unobservable inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Management estimates include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs, including the entity’s own assumptions in determining the fair value of derivatives and certain investments.

Whenever possible, the Company is required to use observable market inputs (Level 1 - quoted market prices) when measuring fair value. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured. In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy.

Acacia holds the following types of financial instruments at September 30, 2021 and December 31, 2020:

Equity Securities at Fair Value. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. At September 30, 2021, our Level 2 equity securities include an investment measured with an applied pricing model that includes significant observable inputs to the public company common stock value. The fair value of the Level 2 equity securities investment as of September 30, 2021 was estimated based on a discount of 7.5 percent determined using the following significant inputs to the pricing model: expected term of restriction of 6 months and volatility of approximately 45 percent.

Investments at Fair Value - Common Stock and Warrants. Acacia’s equity investment in Veritone common stock was recorded at fair value based on the quoted market price of Veritone’s common stock on the applicable valuation date (Level 1). Warrants were recorded at fair value, as based on the Black-Scholes option-pricing model (Level 2). Refer to Note 4 for additional information.

Series A Warrants. Series A Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in estimate with regard to the calculation of the volatility assumption used in the Black Scholes option-pricing model. As a result, the Series A Warrants are now measured as Level 3 as opposed to Level 2 as measured previously. The fair value of the Series A Warrants as of September 30, 2021 was estimated based on the following significant assumptions: volatility of 30 percent, risk-free rate of 1.16 percent, term of 6.04 years and a dividend yield of 0 percent.

Series B Warrants. Series B Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique used to value the Series B Warrants as of December 31, 2020. The fair value of the Series B Warrants as of September 30, 2021 was estimated based on the following significant assumptions: (1) volatility of 30 percent, risk-free rate of 1.17 percent, term of 6.13 years and a dividend yield of 0 percent, and (2) volatility of 25 percent, risk-free rate of 0.08 percent, term of 0.90 years and a dividend yield of 0 percent.

Embedded Derivative Liability. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock issued by the Company in 2019 (Level 3). The binomial model utilizes the Tsiveriotis and Fernandes implementation in which a convertible instrument is split into two separate components within a single lattice framework: a cash-only component which is subject to the selected risk-adjusted discount rate and an equity component which is subject only to the risk-free rate. The model considers the (i) implied volatility of the value of our common stock, (ii) appropriate risk-free interest rate, (iii) credit spread, (iv) dividend yield, (v) dividend accrual (and a step-up in rates), and (vi) event probabilities of the various conversion and redemption scenarios.

The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. The selected volatility, as described below, represents a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at September 30, 2021 are as follows: volatility of 30 percent, risk-free rate of 1.20 percent, term of 6.13 years, discount rate of 9.40 percent and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
Assets	(In thousands)
September 30, 2021:
Equity securities at fair value	$119,280	$267,840	$–	$387,120
Total	$119,280	$267,840	$–	$387,120

December 31, 2020:
Equity securities at fair value	$109,103	$–	$–	$109,103
Investment at fair value - warrants	–	2,752	–	2,752
Total	$109,103	$2,752	$–	$111,855

Liabilities
September 30, 2021:
Series A warrants	$–	$–	$18,527	$18,527
Series A embedded derivative liabilities	–	–	41,411	41,411
Series B warrants	–	–	229,637	229,637
Total	$–	$–	$289,575	$289,575

December 31, 2020:
Series A warrants	$–	$6,640	$–	$6,640
Series A embedded derivative liabilities	–	–	26,728	26,728
Series B warrants	–	–	52,341	52,341
Total	$–	$6,640	$79,069	$85,709

The following tables set forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value on a recurring basis:

	Series A Warrant Liability	Series A Embedded Derivative Liability	Series B Warrant Liability	Total
	(In thousands)

Balance at January 1, 2021	$–	$26,728	$52,341	$79,069
Transfers to Level 3	6,640	–	–	6,640
Remeasurement to fair value	11,824	14,463	178,198	204,485
Balance at June 30, 2021	18,464	41,191	230,539	290,194
Remeasurement to fair value	63	220	(902)	(619)
Balance at September 30, 2021	$18,527	$41,411	$229,637	$289,575

	Series A Warrant Liability	Series A Embedded Derivative Liability	Series B Warrant Liability	Total
	(In thousands)

Balance at January 1, 2020	$3,568	$17,974	$–	$21,542
Transfers to Level 3	–	–	5,929	5,929
Remeasurement to fair value	3,384	11,539	52,361	67,284
Balance at June 30, 2020	6,952	29,513	58,290	94,755
Remeasurement to fair value	(1,348)	(3,831)	(15,493)	(20,672)
Balance at September 30, 2020	$5,604	$25,682	$42,797	$74,083

In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of equity securities without readily determinable fair value, equity method investments and patents on a quarterly basis for indications of impairment, and other long-lived assets at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.

8. COMMITMENTS AND CONTINGENCIES

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

On January 7, 2020, we entered into a building lease agreement (the “New York Office Lease”) with Sage Realty Corporation (the “New York Office Landlord”). Pursuant to the New York Office Lease, we have leased approximately 4,000 square feet of office space for our corporate headquarters in New York, New York. The New York Office Lease commenced on February 1, 2020. The term of the New York Office Lease is 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York Office Lease, to commence for a period of three years upon landlords’ substantial completion of adequate substitution space, as defined. To date, the substitution space is not ready for use, accordingly the term extension has not begun.

Operating lease costs were $155,000 and $174,000 for the three months ended September 30, 2021 and 2020, respectively, and $457,000 and $459,000 for the nine months ended September 30, 2021 and 2020, respectively.

The table below presents aggregate future minimum payments due under the New Lease and the New York Office Lease discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of September 30, 2021:

Operating Leases
(In thousands)
Remainder of 2021	$149
2022	370
2023	364
2024	218
Thereafter	–
Total minimum payments	1,101
Less: short-term lease liabilities	(430)
Long-term lease liabilities	$671

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

In December 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC in amounts that are included in the 2021 and 2020 accrual balances discussed below. During the three months ended September 30, 2021, the Company made approximately $1.0 million in settlement payments.

On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed a lawsuit in Delaware Chancery Court against the Company and Acacia Research Group, LLC, or collectively, the Acacia Entities, Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties then commenced discovery, and have since served initial written requests and responses, and notices of the depositions of the parties’ corporate designees. The Acacia Entities maintain that Slingshot’s allegations are baseless, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.

During the three months ended September 30, 2021 and 2020, there were no operating expenses related to settlement and contingency accruals. During the nine months ended September 30, 2021, we incurred $338,000 in operating expenses for settlement and contingency accruals. During the nine months ended September 30, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $308,000, net of prior accruals. At September 30, 2021 and December 31, 2020, our contingency accrual balance was $587,000 and $1.3 million, respectively.

9. STOCKHOLDERS’ EQUITY

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

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program	Plan Expiration Date

March 20, 2020 - March 31, 2020	576,898	$2.28	$8,686,000	July 31, 2020
April 1, 2020 - April 23, 2020	1,107,639	$2.42	$6,001,000	July 31, 2020
Total repurchases in 2020	1,684,537	$2.37

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

10. INCOME/LOSS PER SHARE

The following table presents the shares of common stock outstanding used in the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except share and per share information)
Numerator:
Net income (loss) attributable to Acacia Research Corporation	$89,604	$38,348	$(55,507)	$33,205
Dividend on Series A redeemable convertible preferred stock	(262)	(467)	(785)	(1,118)
Accretion of Series A redeemable convertible preferred stock	(991)	(733)	(2,762)	(2,045)
Undistributed earnings allocated to participating securities	(15,367)	(6,619)	–	(5,204)
Net income (loss) attributable to common stockholders - Basic	72,984	30,529	(59,054)	24,838

Add: Dividend on Series A redeemable convertible preferred stock	–	467	–	–
Add: Accretion of Series A redeemable convertible preferred stock	–	733	–	–
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	–	(3,831)	–	–
Less: Change in fair value of Series A warrants	63	(1,348)	–	(1,348)
Less: Change in fair value of dilutive Series B warrants	(902)	(5,557)	–	(5,557)
Add: Interest expense associated with Starboard Notes, net of tax	1,536	1,889	–	1,889
Add: Undistributed earnings allocated to participating securities	15,367	6,619	–	5,204
Reallocation of undistributed earnings to participating securities	(8,877)	(296)	–	(3,645)
Net income (loss) attributable to common stockholders - Diluted	$80,171	$29,205	$(59,054)	$21,381

Denominator:
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - Basic	48,949,504	48,467,885	48,759,873	48,949,706
Potentially dilutive common shares:
Series A Preferred Stock	–	9,589,041	–	–
Restricted stock	798,356	728,936	–	598,328
Stock options	35,815	21,624	–	–
Series A Warrants	2,019,724	310,367	–	103,456
Series B Warrants	41,278,103	31,506,849	–	10,502,283
Weighted-average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	93,081,502	90,624,702	48,759,873	60,153,773

Basic net income (loss) per common share	$1.49	$0.63	$(1.21)	$0.51
Diluted net income (loss) per common share	$0.86	$0.32	$(1.21)	$0.36

Anti-dilutive potential common shares excluded from the computation of diluted net income (loss) per common share:
Equity-based incentive awards	398,168	191,312	2,230,624	310,083
Series A warrants	–	–	5,000,000	–
Series B warrants	–	68,493,151	100,000,000	68,493,151
Total	398,168	68,684,463	107,230,624	68,803,234

11. SUBSEQUENT EVENT

On October 8, 2021, the Company acquired all of the outstanding stock of a leading printing technology company, for a cash purchase price of $37.0 million, which includes an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The business services a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. The acquisition triggered the release of $35.0 million held in escrow (refer to Note 2 “Long-Term Restricted Cash” for additional information).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and the related notes included in Part I, Item1 of this Quarterly Report on Form10-Q for the three and nine months ended September 30, 2021, or this Report. This discussion and analysis contains forward-looking statements that are based on our current expectations and reflect our plans, estimates and anticipated future financial performance. See the section of this Report entitled “Cautionary Statement Regarding Forward-Looking Statements” for additional information. These statements involve numerous risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those set forth in “Risk Factors” in Part II, Item1A. of this Report.

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

We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio”, in June 2020. As of September 30, 2021, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.

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

We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $828.7 million to our patent partners.

COVID-19 Pandemic

The full impact of the COVID-19 pandemic continues to evolve as of the date of this report. While the Company does not expect the current situation to present direct risks to its business, and it has not had a material impact to date, the COVID-19 pandemic could adversely impact the Company’s operations, as well as the operations of its licensees and other business partners. Our cash is held in major financial institutions primarily in government instruments. Our business is fully able to operate in a socially distanced and/or remote capacity and in accordance with applicable laws, policies and best practices. Our workforce is provided ample paid sick leave, and we have in place robust disaster recovery and business continuity policies that have been revised to account for a long-term remote work contingency such as this. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a materially adverse effect on our business, results of operations and financial condition.

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

As of the date of this report, our operating subsidiaries have nine pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is, in our experience, a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts. Please refer to Part II, Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.

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

During the nine months ended September 30, 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. The patents and patent rights acquired during the nine months ended September 30, 2021 have estimated economic useful lives of approximately five years. In fiscal year 2020, we acquired five patent portfolios.

Starboard Securities

In 2019, as part of its strategy to grow, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard and the Buyers, or the Securities Purchase Agreement, pursuant to which the Buyers purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35.0 million, and warrants to purchase up to 5 million shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes, or Notes, and additional warrants, or the Series B Warrants, which may be issued to the Buyers in the future. Refer to Notes 2 and 6 to the consolidated financial statements elsewhere herein for additional information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with the Buyer’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board of Directors. The investment by the Buyers is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”

On February 14, 2020, the Company’s stockholders approved, for purposes of Nasdaq Rules 5635(b) and 5635(d), as applicable, (i) the voting of the Series A Preferred Stock on an as-converted basis and (ii) the issuance of the maximum number of shares of common stock issuable in connection with the potential future (A) conversion of the Series A Preferred Stock and (B) exercise of the Series A and Series B Warrants, in each case, without giving effect to the exchange cap set forth in the Series A Preferred Stock Certificate of Designations and in the Series A Warrants, issued pursuant to the Securities Purchase Agreement dated November 18, 2019. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information. The Company’s stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the total number of authorized shares of common stock by 200 million shares, from 100 million shares to 300 million shares.

On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information.

Pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, on June 4, 2020, the Company issued $115.0 million in Notes to the Buyers. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard, or the Supplemental Agreement, through which, the Company agreed to redeem $80.0 million aggregate principal amount of the Notes by September 30, 2020, and $35.0 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10.00% per annum. The Notes outlined certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of the holders, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of the Series B Warrants.

On June 30, 2020, the Company entered into an Exchange Agreement, or the Exchange Agreement, with Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, or Merton, and Starboard, on behalf of itself and on behalf of the Buyers, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount of the Notes for new senior notes, or the New Notes, issued by Merton and having an aggregate outstanding original principal amount of $115.0 million. The New Notes bear interest at a rate of 6.00% per annum and had a maturity date of December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and with the Company agreeing to redeem $80.0 million principal amount of the New Notes by September 30, 2020 and $35.0 million principal amount of the New Notes by December 31, 2020, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and between the Company, Starboard and the Buyers.

On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June and September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard Value. The total principal amount outstanding of New Notes as of September 30, 2021 and December 31, 2020 was $180.0 million and $115.0 million, respectively. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information.

Equity Securities Portfolio Investment

On April 3, 2020, the Company entered into an Option Agreement with Seller to purchase equity securities in the Life Sciences Portfolio, for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.

On June 4, 2020, the Company executed the Transaction Agreement between Link Fund Solutions Limited, or Link, Seller, and the Company. Pursuant to the Transaction Agreement, the Company will purchase from Seller and Seller will transfer to the Company the specified equity securities of all companies in the Life Sciences Portfolio at set prices at various future dates. In accordance with the Transaction Agreement, the Company transferred the total purchase price of £223.9 million into an escrow account. Upon the transfer of equity securities in the Life Sciences Portfolio to the Company, the associated funds were released from the escrow account to Seller based on the consideration amount assigned to the equity securities for such Life Sciences Portfolio company in the Transaction Agreement. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company pursuant to the Transaction Agreement. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.

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

Revenues for the nine months ended September 30, 2021 and 2020 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Wireless Mesh Networking technology(1)
•	Flash Memory technology(1)	•	MIPI DSI technology(2)
•	Internet search, advertising and cloud computing technology (1)(2)	•	Semiconductor and Memory-Related technology(2)
•	Speech codecs used in wireless and wireline systems technology(1)(2)	•	Super Resolutions Microscopy technology(2)
•	Wireless Infrastructure and User Equipment technology(1)	•	Video Conferencing technology(2)
•	Networking and Security technology(1)	•	Internet radio ad placement(2)
__________________________
(1) Licensing and enforcement program generating revenue in 2021.
(2) Licensing and enforcement program generating revenue in 2020.

Consolidated Results of Operations

Summary for the Three and Nine Months Ended September 30, 2021 and 2020

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Revenues	$1,582	$19,466	$(17,884)	(92%	)	$24,785	$25,399	$(614)	(2%	)
Operating costs and expenses	14,304	22,248	(7,944)	(36%	)	41,539	38,498	3,041	8%
Operating loss	(12,722)	(2,782)	(9,940)	357%		(16,754)	(13,099)	(3,655)	28%
Other income (expense)	102,337	41,213	61,124	148%		(37,316)	45,047	(82,363)	(183%	)
Income (loss) before income taxes	89,615	38,431	51,184	133%		(54,070)	31,948	(86,018)	(269%	)
Income tax (expense) benefit	(11)	(83)	72	(87%	)	(531)	1,257	(1,788)	(142%	)
Net income (loss) attributable to Acacia Research Corporation	89,604	38,348	51,256	134%		(55,507)	33,205	(88,712)	(267%	)

Results of Operations – Three months ended September 30, 2021 compared with the three months ended September 30, 2020

Revenues decreased $17.9 million to $1.6 million for the three months ended September 30, 2021, as compared to $19.5 million in the comparable prior year quarter, primarily due to a decrease in revenues from licensing and enforcement programs during the quarter. New agreements executed were flat quarter over quarter. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Income before income taxes was $89.6 million for the three months ended September 30, 2021, as compared to $38.4 million for the three months ended September 30, 2020. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income (expense) as follows:

•	Paid-up revenue decreased $18.3 million primarily due to a decrease in average revenue per agreement executed during the quarter, offset by an increase of $401,000 in recurring revenue that provides for quarterly sales-based license fees. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $11.8 million, from $12.4 million to $565,000, primarily due to the net decrease in revenues described above.

•	Litigation and licensing expenses - patents decreased $219,000, from $1.0 million to $782,000, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation.

•	Amortization of patents expense increased $1.4 million, from $1.2 million to $2.6 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2021.

•	General and administrative expenses, excluding non-cash stock compensation, increased $2.8 million, from $7.2 million to $10.0 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses, and to a lesser extent from non-recurring employee severance costs, personnel cost and board fees.

•	Net non-cash stock compensation expense decreased $188,000, from $488,000 to $300,000, primarily due to forfeitures in the third quarter partially offset by higher expense from stock grants issued to employees and the Board of Directors in 2021.

•	There was no unrealized gain or loss on our fair value investment for the three months ended September 30, 2021, as compared to an unrealized loss of $3.1 million for the three months ended September 30, 2020. There was no realized gain or loss on our fair value investment for the three months ended September 30, 2021 and 2020. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information.

•	Unrealized gain from the fair value measurements of the Series A and Series B warrants and the embedded derivative decreased to $619,000 for the three months ended September 30, 2021, as compared to an unrealized gain of $20.7 million for the three months ended September 30, 2020. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

•	Unrealized gain from equity securities increased to $66.5 million for the three months ended September 30, 2021, as compared to an unrealized gain of $20.5 million for the three months ended September 30, 2020. The current period unrealized gain primarily relates to one Life Sciences Portfolio company’s valuation increase in connection with its initial public offering. Refer to Notes 2 and 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

•	Realized gain from the sale of our equity securities increased to $37.7 million for the three months ended September 30, 2021, as compared to a gain of $2.7 million for the three months ended September 30, 2020. The current period realized gain primarily relates to the partial sale of two Life Sciences Portfolio securities. Refer to Notes 2 and 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

•	We incurred losses on foreign currency exchange of $17,000 and $48,000 during the three months ended September 30, 2021 and 2020, respectively.

•	We incurred interest expense of $2.5 million during the three months ended September 30, 2021 from the Notes issued in 2020 and 2021, as compared to $2.4 million during the three months ended September 30, 2020. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.

•	Interest income and other increased to $76,000 for the three months ended September 30, 2021 from $10,000 for the three months ended September 30, 2020. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.

Results of Operations – Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020

Revenues decreased $614,000 to $24.8 million for the nine months ended September 30, 2021, as compared to $25.4 million in the comparable prior year, primarily due to a decrease in revenues from licensing and enforcement programs generating revenue during the period. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Loss before income taxes was $54.1 million for the nine months ended September 30, 2021, as compared to income before income taxes of $31.9 million for the nine months ended September 30, 2020. The net change was comprised of the change in revenues described above and other changes in operating expenses and other income (expense) as follows:

•	Paid-up revenue decreased $1.4 million primarily due to a decrease in average revenue per agreement executed during the period, offset by an increase of $753,000 in recurring revenue that provides for quarterly sales-based license fees. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding certain sales-based revenue contracts that provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees.

•	Inventor royalties and contingent legal fees, on a combined basis, decreased $7.1 million, from $13.7 million to $6.6 million, primarily due to a higher percentage of revenues generated during the nine months ended September 30, 2021 having no inventor royalty obligations.

•	Litigation and licensing expenses - patents increased $1.4 million, from $3.5 million to $4.9 million, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation.

•	Amortization of patents expense increased $3.6 million, from $3.5 million to $7.1 million, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2020 and 2021.

•	Other patent portfolio income for the nine months ended September 30, 2020 was $308,000 due to the reversal of previously recorded expenses for settlement and contingency accruals.

•	General and administrative expenses, excluding non-cash stock compensation, increased $4.9 million, from $16.8 million to $21.7 million, primarily due to higher corporate, general and administrative costs related to legal and other business development expenses, personnel cost and board fees, and to a lesser extent from increased variable performance-based compensation costs.

•	Net non-cash stock compensation expense increased $36,000, from $1.2 million to $1.3 million, primarily due to stock grants issued to employees and the Board of Directors in 2021, partially offset by forfeitures for terminated employees.

•	We recognized an unrealized loss of $2.8 million on our fair value investment for the nine months ended September 30, 2021, as compared to an unrealized gain of $3.7 million for the nine months ended September 30, 2020. There was a realized gain of $3.6 million on our fair value investment for the nine months ended September 30, 2021, as compared to a realized loss of $2.8 million for the nine months ended September 30, 2020. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information.

•	We incurred an unrealized net loss of $203.9 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative for the nine months ended September 30, 2021, as compared to an unrealized loss of $46.6 million for the nine months ended September 30, 2020. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.

•	Unrealized gain from equity securities increased to $115.5 million for the nine months ended September 30, 2021, as compared to an unrealized gain of $99.4 million for the nine months ended September 30, 2020. The current period unrealized gain primarily relates to one Life Sciences Portfolio company’s valuation increase in connection with its initial public offering. Refer to Notes 2 and 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment equity securities.

•	Realized gain from the sale of our equity securities increased to $53.1 million for the nine months ended September 30, 2021, as compared to a loss of $4.3 million for the nine months ended September 30, 2020. The current period realized gain primarily relates to the sale of three Life Sciences Portfolio securities. Refer to Notes 2 and 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in equity securities.

•	Earnings on equity investment in joint venture was $2.7 million for the nine months ended September 30, 2021. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding our equity method investment.

•	We incurred losses on foreign currency exchange of $193,000 and $4.9 million during the nine months ended September 30, 2021 and 2020, respectively.

•	We incurred interest expense of $5.6 million during the nine months ended September 30, 2021 from the Notes issued in 2020 and 2021, as compared to $3.2 million during the nine months ended September 30, 2020. Refer to Note 6 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.

•	Interest income and other decreased to $135,000 for the nine months ended September 30, 2021 from $811,000 for the nine months ended September 30, 2020, mainly due to a decrease in interest income from our former investment in debt securities, which was sold in 2020. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.

Revenues

Revenue for the periods presented included the following:

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change

Revenues (in thousands, except percentage change values)	$1,582	$19,466	$(17,884)	(92%	)	$24,785	$25,399	$(614)	(2%	)
New agreements executed	3	3	–	0%		16	11	5	45%
Licensing and enforcement programs generating revenues	3	5	(2)	(40%	)	7	8	(1)	(13%	)
Licensing and enforcement programs with initial revenues	–	1	(1)	(100%	)	3	2	1	50%
New patent portfolios	–	–	–	0%		1	4	(3)	(75%	)

For the periods presented herein, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology rights owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents.

Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.

Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Cost of Revenues

Inventor Royalties and Contingent Legal Fees Expense

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Inventor royalties	$280	$5,772	$(5,492)	(95%	)	$823	$6,843	$(6,020)	(88%	)
Contingent legal fees	285	6,609	(6,324)	(96%	)	5,735	6,855	(1,120)	(16%	)
Total	$565	$12,381	$(11,816)	(95%	)	$6,558	$13,698	$(7,140)	(52%	)

For the three months ended September 30, 20201, inventor royalties and contingent legal fees, on a combined basis, decreased $11.8 million, or 95%. For the nine months ended September 30, 20201, inventor royalties and contingent legal fees, on a combined basis, decreased $7.1 million, or 52%. Inventor royalties and contingent legal fee expenses fluctuate from period to period based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios, with varying economic terms and obligations, generating revenues each period.

Litigation and Licensing Expenses - Patents and Amortization of Patents

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

Litigation and licensing expenses - patents	$782	$1,001	$(219)	(22%	)	$4,881	$3,497	$1,384	40%
Amortization of patents	2,612	1,174	1,438	122%		7,086	3,522	3,564	101%
Total	$3,394	$2,175	$1,219	56%		$11,967	$7,019	$4,948	70%

For the three months ended September 30, 2021, litigation and licensing expenses-patents decreased $219,000, or 22%. For the nine months ended September 30, 2021, litigation and licensing expenses-patents increased $1.4 million, or 40%. The changes were due to fluctuations in litigation support and third-party technical consulting expenses during the periods presented.

For the three months ended September 30, 2021, amortization expense increased $1.4 million, or 122%. For the nine months ended September 30, 2021, amortization expense increased $3.6 million, or 101%. These increases were due to new patents acquired in 2020 and 2021.

Operating Expenses

General and Administrative Expenses

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2021	2020	$ Change	% Change		2021	2020	$ Change	% Change
	(In thousands, except percentage change values)

General and administrative expenses	$10,045	$7,204	$2,841	39%		$21,735	$16,846	$4,889	29%
Non-cash stock compensation expense	300	488	(188)	(39%	)	1,279	1,243	36	3%
Total general and administrative expenses	$10,345	$7,692	$2,653	34%		$23,014	$18,089	$4,925	27%

A summary of the main drivers of the change in general and administrative expenses for the periods presented, is as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021 vs. 2020	2021 vs. 2020
	(In thousands)

Personnel costs and board fees	$415	$1,563
Variable performance-based compensation costs	(172)	268
Corporate, general and administrative costs	2,111	2,973
Non-cash stock compensation expense	(188)	36
Non-recurring employee severance costs	487	85
Total change in general and administrative expenses	$2,653	$4,925

The increases in personnel cost and board fees for the periods presented were primarily due to an increase in headcount and related costs. The changes in variable performance-based compensation costs were primarily due to fluctuations in performance-based compensation accruals. The increases in corporate, general and administrative costs were primarily due to higher legal and business development related expenses. The decrease in non-cash stock compensation expense for the three months ended September 30, 2021, was primarily due to forfeitures in the third quarter partially offset by higher expense from stock grants issued to employees and the Board of Directors in 2021. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees.

Other Income (Expense)

Our equity investments in Veritone, the Life Sciences Portfolio and other equity securities are recorded at fair value at each balance sheet date.

Our quarterly results included no unrealized or realized gain or loss on our fair value investment in Veritone for the three months ended September 30, 2021, as compared to an unrealized loss of $3.1 million for the three months ended September 30, 2020. Our year-to-date results included an unrealized loss of $2.8 million on our fair value investment in Veritone for the nine months ended September 30, 2021, as compared to an unrealized gain of $3.7 million for the nine months ended September 30, 2020. There was a realized gain of $3.6 million on our equity investment in Veritone for the nine months ended September 30, 2021, as compared to a realized loss of $2.8 million for the nine months ended September 30, 2020. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information regarding our investment in Veritone.

Our quarterly results included an unrealized gain from equity securities of $66.5 million for the three months ended September 30, 2021, as compared to an unrealized gain of $20.5 million for the three months ended September 30, 2020. Realized gain from the sale of our equity securities increased to $37.7 million for the three months ended September 30, 2021, as compared to a gain of $2.7 million for the three months ended September 30, 2020. Our year-to-date results included an unrealized gain from equity securities of $115.5 million for the nine months ended September 30, 2021, as compared to an unrealized gain of $99.4 million for the nine months ended September 30, 2020. Realized gain from the sale of our equity securities increased to $53.1 million for the nine months ended September 30, 2021, as compared to a loss of $4.3 million for the nine months ended September 30, 2020. Refer to Notes 2 and 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in the Life Sciences Portfolio and other equity securities.

Income Taxes

	Three Months Ended					Nine Months Ended
	September 30,					September 30,
	2021	2020	$ Change	% Change		2021		2020		$ Change	% Change
	(In thousands, except percentage values)

Income tax (expense) benefit	$(11)	$(83)	$72	(87%	)	$(531)		$1,257		$(1,788)	(142%	)
Effective tax rate	0%	0%	–	0%		(1%	)	(4%	)	–	3%

The provision for income taxes is determined using an effective tax rate. For the three and nine months ended September 30, 2021, the Company’s estimated annual effective tax rates were lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as state income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the nine months ended September 30, 2020, the Company recorded a benefit for income taxes of which primarily reflects the impact of state taxes and foreign tax withholding or refund incurred on revenue agreements executed with third-party licensees domiciled in foreign jurisdictions.

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the nine months ended September 30, 2021, the Company has recorded a full valuation allowance against its deferred tax assets as they are not expected to be realized.

On March 27, 2020, the United States enacted the CARES Act which provides certain income tax benefits including the ability to carryback federal NOLs generated in 2018 through 2020 for an extended five-year period and increased the limitation for the deduction of interest expense from 30 percent to 50 percent of modified taxable income. The CARES Act also provides other economic benefits such as allowing employers to defer payment of the employer’s portion of payroll taxes for 2020 and a refundable employee retention credit of up to $5,000 per eligible employee wages. The Company did not realize benefits from the provisions of the CARES Act including the extended NOL carryback period, the payroll tax deferral, and the employee retention credit.

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

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities, and as deemed appropriate by management from our Senior Secured Notes (discussed below under the caption “Starboard Investment and Senior Secured Notes”). Our management believes that our cash and cash equivalent balances, anticipated cash flows from operations and proceeds from our Senior Secured Notes will be sufficient to meet our cash requirements through at least twelve months from the date of this report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Part II, Item 1A, “Risk Factors”. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

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

Cash, Cash Equivalents and Investments

Our consolidated cash, cash equivalents, equity securities at fair value, and long-term restricted cash totaled $640.5 million at September 30, 2021, compared to $309.6 million at December 31, 2020.

The net change in cash, cash equivalents and restricted cash for the periods presented was comprised of the following:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(7,602)	$5,549
Investing activities	(3,219)	(9,815)
Financing activities	64,417	109,471
Increase in cash and cash equivalents and restricted cash	$53,596	$105,205

Cash Flows from Operating Activities

Cash receipts from licensees for the nine months ended September 30, 2021 decreased to $24.9 million, as compared to $25.6 million in the comparable 2020 period, mainly due to the timing on cash collected from accounts receivables in prior year.

Cash outflows from operations for the nine months ended September 30, 2021 increased to $7.6 million, as compared to a $5.5 million cash inflow in the comparable 2020 period, primarily due to our higher net loss (discussed above under the caption “Results of Operations – Nine months ended September 30, 2021 compared with the nine months ended September 30, 2020”) and a gain on sale of equity securities, partially offset by the net changes in fair value of Series A and B warrants, embedded derivatives and equity securities and to a lesser extent the changes in working capital cash flows. Refer to “Working Capital” below for additional information.

Cash Flows from Investing Activities

Cash flows from investing activities and related changes were comprised of the following for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)

Patent acquisition	$(13,000)	$(13,780)
Sale of investment at fair value	3,591	1,460
Purchases of equity securities	(57,978)	(33,800)
Maturities and sales of equity securities	64,235	316,746
Purchases of prepaid investment	–	(276,275)
Equity securities derivative and forward contract acquisition cost	–	(3,989)
Purchases of property and equipment	(67)	(177)
Net cash used in investing activities	$(3,219)	$(9,815)

Cash Flows from Financing Activities

Cash flows from financing activities and related changes were comprised of the following for the periods presented:

	Nine Months Ended
	September 30,
	2021	2020
	(In thousands)

Repurchase of common stock	$–	$(3,998)
Issuance of Senior Secured Notes, net of lender fee	65,000	110,437
Senior Secured Notes issuance costs paid to other parties	–	(496)
Dividend on Series A Redeemable Convertible Preferred Stock	(785)	(1,120)
Issuance of Series B warrants	–	4,600
Proceeds from exercise of stock options	202	48
Paydown of Senior Secured Notes - short-term	(50,000)	–
Reissuance of Senior Secured Notes - short-term	50,000	–
Net cash provided by financing activities	$64,417	$109,471

Starboard Investment and Senior Secured Notes

On November 18, 2019, the Company entered into the Securities Purchase Agreement with Starboard and the Buyers pursuant to which the Buyers purchased (i) 350,000 shares of Series A Preferred Stock at an aggregate purchase price of $35.0 million, and Series A Warrants to purchase up to 5 million shares of the Company’s common stock.

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

On June 4, 2020, pursuant to the Securities Purchase Agreement dated November 2019, the Company issued $115.0 million in Notes to the Buyer. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10.00% per annum. In connection with the issuance of the Notes, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms.

On June 30, 2020, the Company entered into the Exchange Agreement with Merton and Starboard, on behalf of itself and on behalf of certain funds and accounts under its management, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount for New Notes issued by Merton having an aggregate outstanding original principal amount of $115.0 million.

On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June and September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard Value. The total principal amount outstanding of New Notes as of September 30, 2021 and December 31, 2020 was $180.0 million and $115.0 million, respectively.

Refer to Notes 2 and 6 to the consolidated financial statements elsewhere herein for additional information related to the Starboard Securities and Senior Secured Notes.

Working Capital

Working capital at September 30, 2021 increased to $465.0 million, as compared to $332.9 million at December 31, 2020. Accounts receivable from licensees decreased to $412,000 at September 30, 2021, compared to $506,000 at December 31, 2020. Accounts payable, accrued expenses and accrued compensation increased to $11.8 million at September 30, 2021, from $7.0 million at December 31, 2020. Royalties and contingent legal fees payable decreased to $1.8 million at September 30, 2021, from $2.2 million at December 31, 2020.

The royalties and contingent legal fees payable are generally scheduled to be paid in the subsequent quarter upon our receipt of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Critical Accounting Policies and Estimates

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

The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report. In addition, as set forth in Note 2 (under the caption “Use of Estimates”) to the consolidated financial statements included in this report, certain accounting policies were identified during the current period, based on activities occurring during the current period, as critical and requiring significant judgments and estimates.

Recently Adopted Accounting Pronouncements

Refer to Note 2 (under the caption “Recent Accounting Pronouncements”) to the consolidated financial statements included in this report for additional information.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any relationships with any unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established to facilitate any off-balance sheet arrangements or for any other contractually specified purposes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our equity securities at fair value without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the equity securities at fair value to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and equity securities at fair value in a variety of securities, including commercial paper, money market funds, government and non-government debt securities, certificates of deposit and equity securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Declines in interest rates over time will, however, reduce our interest income.

During 2020, we sold all of our investment in debt securities, comprised of AAA rated money market funds that invested in first-tier only securities, which primarily included domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations and fully collateralized repurchase agreements, and direct investments in short-term, highly liquid, investment grade, U.S. government and corporate securities.

Investment Risk

We are exposed to investment risks related to changes in the underlying financial condition of certain of our equity investments in technology companies. The fair value of these investments can be significantly impacted by the risk of adverse changes in securities markets generally, as well as risks related to the performance of the companies whose securities we have invested in, risks associated with specific industries, and other factors. These investments are subject to significant fluctuations in fair value due to the volatility of the securities markets and of the underlying businesses.

As of September 30, 2021 and December 31, 2020, the carrying value of our common stock and warrants in public and private companies was $424.8 million and $285.8 million, respectively.

Foreign Currency Exchange Risk

Although we do not have any material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to revenue agreements with licensees domiciled in foreign jurisdictions and certain equity security investments. A hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $32.4 million effect on our financial position and results of operations.

Item 4. Controls and Procedures

(i). Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2021) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed a lawsuit in Delaware Chancery Court against the Company and Acacia Research Group, LLC, or collectively, the Acacia Entities, Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties then commenced discovery, and have since served initial written requests and responses, and notices of the depositions of the parties’ corporate designees. The Acacia Entities maintain that Slingshot’s allegations are baseless, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.

During the three months ended September 30, 2021 and 2020, there were no operating expenses related to settlement and contingency accruals. During the nine months ended September 30, 2021, we incurred $338,000 in operating expenses for settlement and contingency accruals. During the nine months ended September 30, 2020, operating expenses included a net income for settlement offset by contingency accruals totaling $308,000, net of prior accruals. At September 30, 2021 and December 31, 2020, our contingency accrual balance was $587,000 and $1.3 million, respectively.

Item 1A. Risk Factors

An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties described below, and in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects.

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

These conditions could adversely impact our operations, as well as the operations of our licensees and other business partners. With regard to the COVID-19 pandemic, we do not expect the current situation to present direct risks to our business. Our cash is held in major financial institutions primarily in government instruments. Our business is fully able to operate in a socially distanced and/or remote capacity and in accordance with applicable laws, policies, and best practices. Our workforce is provided ample paid sick leave, and we have in place robust disaster recovery and business continuity policies that have been revised to account for a long-term remote work contingency such as this. While governmental authorities have taken measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth, the ultimate success of these measures is unknown and they may not be sufficient to mitigate fully the negative impact of the ongoing pandemic. However, the ongoing pandemic may present risks that we do not currently consider material or risks that may evolve quickly that could have a materially adverse effect on our business, financial condition, operating results, and/or prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During August 2021, we entered into a first amendment of an office lease, to commence for a period of three years upon landlords’ substantial completion of adequate substitution space, as defined. To date, the substitution space is not ready for use, accordingly the term extension has not begun. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information. This agreement is filed herewith, refer to Part II, Item 6, “Exhibits” below.

Item 6. Exhibits

EXHIBIT NUMBER	EXHIBIT
4.1	Form of Note (incorporated by reference to Exhibit 10.1)
10.1	Fourth Supplemental Agreement, dated as of September 30, 2021, between Starboard Value, L.P., Acacia Research Corporation, Merton Acquisition Holdco LLC and certain other direct and indirect subsidiaries of the Company (incorporated by reference to the Current Report on Form 8-K filed on October 6, 2021)
10.2#	First Amendment of Lease, dated as of August 5, 2021, between Sage Realty Corporation and Acacia Research Corporation (filed herewith pursuant to Part II, Item 5)
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1*#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2*#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.
104#	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).

___________________________

#	Filed herewith.

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: November 15, 2021	/s/ Clifford Press
By: Clifford Press
President and Chief Executive Officer
(Principal Executive Officer and Duly Authorized Signatory)

Date: November 15, 2021	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer
(Principal Financial Officer)

