Form 10-K
period 2021-12-31
ACACIA RESEARCH CORP
filed 2022-03-31
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ___________TO ___________.
Commission File Number 001-37721
______________________
(Exact name of registrant as specified in its charter)

Delaware	95-4405754
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)
767 Third Avenue,
6th Floor
New York,
NY	10017
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (949) 480-8300
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	ACTG	The Nasdaq Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act: None
______________________
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $330,094,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 25, 2022, 46,474,683 shares of common stock were issued and outstanding.
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
YEAR ENDED DECEMBER 31, 2021

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
ITEM 1. BUSINESS
General
Acacia Research Corporation (the “Company,” “we,” “us,” or "our") is a permanent capital platform that purchases businesses based on the differentials between public and private market valuations. We use a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex or multi-factor situations, where value is not fully recognized in the public markets, where values of certain operations are masked by a diversified business mix, or where private ownership has not invested capital necessary to drive long-term value. We aim to operate a transactional platform through which we can initiate a strategic block position in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such Special Purpose Acquisition Companies, which are narrowly focused on completing one singular, defining acquisition.
Our focus to date has been on companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
We believe Acacia has the potential to develop advantaged opportunities due to its:
•access to flexible capital that can be deployed opportunistically as a result of our strategic relationship with Starboard Value LP (discussed in further detail below);
•disciplined focus on identifying opportunities where the Company can be an advantaged buyer, initiate a transaction opportunity spontaneously, avoid a traditional sale process and complete the purchase of a business, division or other asset at an attractive price;

•willingness to invest across industries and in off-the-run, often misunderstood assets that suffer from a complexity or multi-factor discount;
•relationships and partnership abilities across functions and sectors; and
•strong expertise in corporate governance and operational transformation.
Our access to flexible capital and long-term focus positions our businesses to navigate difficult cycles and allows sellers and other counterparties to have confidence that a transaction is not dependent on achieving the types of performance hurdles demanded by private equity sponsors. As we have permanent capital, we can consider opportunities based on the attractiveness of the underlying cash flows, without regard to a specific fund life or investment horizon. Further, as a publicly traded company, we can offer sellers or employees straightforward equity participation in the ongoing business.
People, Process and Performance
Our investment platform is built on the principles of People, Process and Performance. We have built a management team with demonstrated expertise in Research, Transactions and Execution, and Operations and Management of our targeted acquisitions. We believe our priorities and skills underpin a compelling value proposition for operating businesses, partners and future acquisition targets, including:
•the flexibility to consummate transactions using financing structures suited to the opportunity and involving third-party transaction structuring as needed;
•the ability to deliver ongoing financial and strategic support; and
•the financial capacity to maintain a long-term outlook and remain committed to a multi-year business plan.
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (“Starboard”) provides us access to capital, industry expertise, and a deep bench of operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard provides ready access to its extensive network of highly successful industry executives and, as part of our relationship, Starboard assists with sourcing and evaluating appropriate acquisition opportunities.
Core Corporate Development and Investment Approach
We focus on creating transactions where we are able to acquire operating businesses and strategic assets that we believe are undervalued. Our expertise in, and experience with, complex multi-factor situations enables us to discover and structure opportunities that are attractive for our shareholders and the leadership of the businesses we purchase. We utilize our capabilities across Research, Transactions and Execution, and Operations and Management to drive the discovery, investment, acquisition and integration of such target opportunities.
Research
Through our Research platform we identify companies, both public and private, at an appreciable discount to intrinsic value. We have a broad mandate, with a particular interest in businesses operating in mature technology, industrial, healthcare and certain financial services sectors.
We believe attractive opportunities will continue to present themselves as publicly owned businesses can be misunderstood due to strategic misalignment such as an incompatible business mix or misdirected capital allocation strategy. We also see opportunities as large corporate owners seek to divest non-core operations. Overall, our acquisition pipeline is robust, and is a product our public market research expertise, as well as our private market sourcing process.
The success of our strategy depends on our ability to properly identify acquisition candidates. Our approach often involves the concept of “applied investment banking”, whereby we can leverage our ability to understand complex situations, identify a path to value creation through deal structuring, and invest capital to drive such outcomes. Identifying these situations involves:
•engaging in a substantial amount of detailed fundamental research, both internally and in conjunction with third-parties;
•critically evaluating management teams;
•identifying and assessing financial and operational strengths and weaknesses absolutely and relative to industry competitors;
•researching and evaluating relevant industry information; and
•thoughtfully negotiating acquisition terms and conditions.
Transactions and Execution
Once we identify a favorable opportunity, we may purchase a strategic block of shares in the target company, if publicly traded. From that point, the process of consummating a transaction or acquisition can be time-consuming and complex, taking months if not a year or longer to complete.
During that time we will continue to leverage our management team’s experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. We will also leverage the extensive networks of our operating partners, who are essential partners in identifying and executing acquisitions and managing for value creation.
We also regularly review our portfolio for opportunities to build long-term shareholder value, which may result in the divestiture of certain businesses over time.
Operations and Management
Our operational strategy involves identifying critical operating management either within the businesses or divisions we acquire or from our extensive executive network. We support the management teams of each of our acquired businesses by, among other things:
•financing internal growth strategies;
•supporting attractive external growth and acquisition opportunities;
•providing resources to assist management in controlling overhead costs and leveraging platform-wide resources;
•implementing operational efficiencies; and
•sharing best practices across our portfolio companies.
Our Operations
Intellectual Property Operations - Patent Licensing, Enforcement and Technologies Business
We invest in intellectual property ("IP"), and related absolute return assets, and engage in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.

While that business saw activity slow significantly in 2018 and early 2019, beginning in late 2019, we began to commit modest amounts of capital to acquiring new portfolios, and have since successfully acquired the rights to five noteworthy new patent portfolios for aggregate consideration of approximately $46.9 million during 2019, 2020 and 2021. This business has recently begun to show substantial revenue and operating profit growth and deliver on our targeted return hurdles.
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
Life Sciences Portfolio
As an example of our opportunistic approach and flexibility, in early 2020, our research into the potential acquisition of a life science company led to the discovery of a portfolio of life science investments available for purchase at a substantial discount to realizable asset value. We negotiated an exclusive option to acquire the portfolio in April 2020, during a period of substantial uncertainty in the public markets in the early phase of the COVID-19 pandemic. In June 2020, we consummated the acquisition of the Link Equity Income Fund, a portfolio of investments in 18 public and private life sciences companies. That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Since the closing, equity markets have recovered, we sold a substantial number of these positions, and importantly, two of the private company holdings completed successful initial public offerings, which enabled us to realize gains. Through the end of 2021, we recovered all of our upfront purchase price and an additional $33.0 million of capital, while retaining stakes in the Life Sciences Portfolio valued at $343.1 million at December 31, 2021. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional equity securities investments information for the applicable periods presented.
Industrial Operations Business
In October 2021, we consummated our first operating company acquisition of Printronix Holding Corp. (“Printronix”). Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. This acquisition was made at what we believe to be an attractive purchase price, and we are now supporting existing management in its execution of strategic partnerships to generate growth.
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through December 31, 2021. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional Industrial Operations information for the applicable periods presented.
Competition
We face intense competition in identifying, evaluating and executing strategic acquisitions from other entities having a business objective similar to ours, including private equity groups and operating businesses seeking strategic acquisitions.

We compete with financial firms, corporate buyers and others investing in strategic opportunities. Many of these competitors may have greater financial and human capital resources than we have.
Information Security
We are highly dependent on information technology networks and systems to securely process, transmit and store electronic information. Attacks on information technology systems continue to grow in frequency, complexity and sophistication. Such attacks have become a point of focus for individuals, businesses and governmental entities. These attacks can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information.
We remain focused on making strategic investments in information security to protect the clients and information systems of our operating subsidiaries and unconsolidated affiliates. This includes both capital expenditures and operating expenses on hardware, software, personnel and consulting services. As the primary products and services of our operating subsidiaries and unconsolidated affiliates evolve, we apply a comprehensive approach to the mitigation of identified security risks. We have established risk management policies, including those related to information security and cybersecurity, designed to monitor and mitigate information security related risks.
Human Capital
As of December 31, 2021, on a consolidated basis, we had 287 full-time employees and six contractors. We believe we have good relations with our employees.
Additionally, we have a strategic relationship with Starboard that provides us access to capital, industry expertise, and a deep bench of operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard provides ready access to its extensive network of highly successful industry executives and, as part of our relationship, Starboard assists with sourcing and evaluating appropriate acquisition opportunities.
Where You Can Find Additional Information
For further details of the development of our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated herein by reference. Our website address is www.acaciaresearch.com.
ITEM 1A. RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, an investment in our common stock involves risks. Our stockholders should carefully consider the risks described below, together with all of the other information included in this Annual Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”), in evaluating our business. If any of these risks are realized, our business, financial condition, results of operations, and prospects could be materially adversely affected, and the trading price of our common stock may decline significantly. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements below constitute “forward-looking statements,” which are subject to numerous risks and uncertainties, including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report.
Risks Related to Our Business Operating Businesses, Platform and Industry
Our acquisitions of and investment in operating businesses and intellectual property assets are costly and could negatively affect our results of operations, dilute our stockholders’ ownership, or cause us to incur significant expense, and we may not realize the expected benefits of our operating businesses because of difficulties related to integration.
We have in the past acquired, and may in the future pursue acquisitions of, operating businesses and technologies, services, and other assets and strategic investments that complement our business. In October 2021, we announced our acquisition of Printronix, a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services.

The success of any acquisition depends on, among other things, our ability to combine our business with the acquired business in a manner that does not materially disrupt existing relationships and allows us to achieve development and operational synergies.
Acquisitions involve numerous risks and uncertainties, including:
•difficulties in integrating and managing the combined operations, technology platforms, or offerings of any business we acquire, and realizing the anticipated economic, operational and other benefits of the acquisition in a timely manner, which could result in substantial costs and delays;
•failure to execute on the intended strategy and synergies;
•failure of the acquired operating businesses to achieve anticipated revenue, earnings, or cash flow;
•diversion of our management’s attention or other resources from our existing business;
•our inability to maintain the key customers, business relationships, suppliers, and brand potential of acquired operating businesses;
•uncertainty of entry into businesses or geographies in which we have limited or no prior experience or in which competitors have stronger positions;
•unanticipated costs associated with pursuing acquisitions or greater than expected costs in integrating the acquired businesses;
•responsibility for the liabilities of acquired businesses, including those that were not disclosed to us or exceed our estimates, such as liabilities arising out of the failure to maintain effective privacy, data protection and cybersecurity controls, and liabilities arising out of the failure to comply with applicable laws and regulations, including tax laws;
•difficulties in or costs associated with assigning or transferring to us the acquired operating business’ intellectual property or its licenses to third-party intellectual property;
•inability to maintain our culture and values, ethical standards, controls, procedures, and policies;
•challenges in integrating the workforce of acquired companies and the potential loss of key employees of the acquired companies;
•challenges in integrating and auditing the financial statements of acquired companies that have not historically prepared financial statements in accordance with Generally Accepted Accounting Principles; and
•potential accounting charges to the extent goodwill and intangible assets recorded in connection with an acquisition, such as trademarks, customer relationships, or intellectual property, are later determined to be impaired and written down in value.
It is possible that the integration process of our acquired businesses could result in the loss of key employees; the disruption of our ongoing business or the ongoing business of the acquired operating businesses; or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between us and the acquired businesses will also require our management’s significant attention from other opportunities that could have been beneficial to our stockholders. An inability to realize the full extent of, or any of, the anticipated benefits of any acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of our acquisitions. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, our acquisitions may not be accretive to our stock value in the near or long term.

In addition, we may issue shares of our common stock or other equity securities in connection with future acquisitions of businesses and technologies. Any such issuances of shares of our common stock could result in material dilution to our existing stockholders.
We expect to incur additional costs integrating the operations of any operating business and utilizing any intellectual property assets we acquire, as we incur higher development and regulatory costs, as the case may be, and must hire relevant personnel. If the total costs of the integration or utilization of our businesses or assets exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.
Accordingly, we may not succeed in addressing the risks associated with our acquisition of Printronix or any other acquisitions we undertake in the future. The inability to integrate successfully, or in a timely fashion, the business, technologies, products, personnel, or operations of any acquired business or utilization of any assets, could have a material adverse effect on our business, results of operations, and financial condition.
Our platform’s success is dependent on our ability to attract and retain employees and management teams of our operating businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.
Our platform’s business model requires qualified and competent professionals and management teams to identify and develop advantaged opportunities and to direct day-to-day activities of our operating businesses, as the case may be. Accordingly, recruiting and retaining qualified personnel is important to our platform and our operating businesses’ operations. Additionally, although our operating businesses have adequate personnel for the current business environment, unpredictable increases in demand for goods and services may exacerbate the risk of not having sufficient numbers of trained or qualified personnel, which could have a negative impact on our results of operations, financial condition and liquidity.
Our operating businesses also need qualified and competent personnel to execute their business plans and serve their customers, suppliers and other stakeholders. In order to compete, we must attract, retain, and motivate both executives and other key employees, and our failure to do so could harm our financial performance. Hiring and retaining qualified executives, engineers, technical staff, sales, marketing and support positions are and will be critical to businesses, and competition for experienced employees in the industries of our operating businesses can be intense.
To help attract, retain, and motivate qualified employees, we must offer a competitive compensation package, including cash, cash-based incentive awards and share-based incentive awards, such as restricted stock units. Because our cash-based and share-based incentive awards are dependent upon the performance conditions relating to our performance and the performance of the price our common stock, the future value of such awards are uncertain. If the anticipated value of such incentive awards does not materialize, or if the total compensation package ceases to be viewed as competitive, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.
Our success will further substantially depend on our ability to attract and retain key members of Acacia’s management team and officers. If we lose one or more of these key employees, our results of operations, and in turn, the value of our common stock could be materially adversely affected. Although we may enter into employment agreements with our officers, there can be no assurance that the entire term of any employment agreement will be served or that any employment agreement will be renewed upon expiration.
The success of our platform and the integration of our operating businesses is dependent on our relationship with Starboard.
Our strategic relationship with Starboard provides us access to capital, industry expertise, and a deep bench of operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. As part of our relationship, Starboard assists with sourcing and evaluating appropriate acquisition opportunities. If we were to discontinue our relationship with Starboard, we may not be able to continue to adequately source acquisition opportunities.
Additionally, the success of our platform depends on the continued availability of, and our access to, Starboard’s industry expertise and deep bench of operating partners and industry experts. We do not have employment agreements with these individuals who are independent of Starboard and Starboard’s key personnel. If these individuals do not maintain their existing relationships with Starboard and its affiliates, we may not be able to identify appropriate replacements in order to continue to adequately source acquisition opportunities or manage our existing operating businesses.
The due diligence process we undertake in connection with new acquisitions of operating businesses or intellectual property assets may not reveal all material facts.
Before making acquisitions, we conduct due diligence that we deem reasonable and appropriate based on the facts and applicable circumstances. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of business and transaction. Nevertheless, when conducting due diligence and making an assessment regarding an acquisition, we rely on the resources available to us, including information provided by the target of the transaction and, in some circumstances, third party investigations. The due diligence investigation that we carry out with respect to any opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such opportunity. Moreover, such an investigation will not necessarily result in the acquisition being successful. If we do not discover all material facts during due diligence, we may fail to integrate our operating businesses and execute our strategic goals, which may impact our financial performance.
Our acquisition strategy may include acquisitions of privately held companies, which provide more limited information, may be dependent on the talents and efforts of only a few key portfolio company personnel, and have greater vulnerability to economic downturns when compared to public company targets.
From time to time, we acquire, and may acquire, privately held companies. Generally, little public information exists about these companies, and we are required to rely on diligence efforts to obtain adequate information to evaluate the potential returns from investing in these companies. These companies and their financial information are not subject to the Sarbanes-Oxley Act of 2002 and other rules that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed decision, and we may lose money on our acquisition.
If, in the future, we cease to control and operate our operating businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended.
From time to time, we have made, and we may continue to make, investments in businesses that we will not operate or control. If we make significant investments in businesses we do not operate or control, or cease to operate and control our operating businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we were deemed to be an investment company, we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company.
Registering as an investment company could, among other things, materially adversely affect our business, results of operations, and financial condition, materially limit our ability to borrow funds or engage in other transactions involving leverage and otherwise will subject us to additional regulation that will be costly and time-consuming.
Both Acacia and our operating businesses outsource a number of services to third-party service providers, which are subject to disruptions, delays, and decrease in our control, which could adversely impact our results of operations.
Both we and our operating businesses outsource a number of services, including certain hosted software applications for confidential data storage and “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service), to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations.
In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage (which refers to an information technology hosting and delivery system in which data is not stored within the user’s physical infrastructure but instead is delivered to and consumed by the user as an Internet-based service). These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises that are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if our third-party service providers do not perform as anticipated or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
Recent U.S. tax legislation may adversely affect our financial condition, results of operations and cash flows, including the ability to use net operating losses and certain other tax attributes.
Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all or any portion of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which may be outside of our control, could in the future result in an ownership change. Although we have adopted a provision in our certificate of incorporation designed to discourage investors from acquiring ownership of our common stock in a manner that could trigger an ownership change, and we have completed studies to provide reasonable assurance that an ownership change limitation would not apply, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, an ownership change limitation were to apply, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.
Data security and integrity are critically important to our businesses, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to their reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary data could result in significant harm to our reputation or the reputation of us or of any of our operating businesses.
The security and protection of our and their data is our top priority. Our business, including our operating businesses, have devoted significant resources to maintain and regularly upgrade the wide array of physical, technical and contractual safeguards that they employ to provide security around the collection, storage, use, access and delivery of information we and they possess. We and they have implemented various measures to manage their risks related to system and network security and disruptions, but an actual or perceived security breach, a failure to make adequate disclosures to the public or law enforcement agencies following any such event or a significant and extended disruption in the functioning of its information technology systems could damage our or one of our operating businesses’ reputation and cause us to lose opportunities or them to lose clients, adversely impact our operations, sales and results of operations and require us or them to incur significant expense to address and remediate or otherwise resolve such issues.
Although neither we nor our businesses have incurred material losses or liabilities to date as a result of any breaches, unauthorized disclosure, loss or corruption of our or their data or inability of their clients to access their systems, such events could result in intellectual property or other confidential information being lost or stolen, including client, employee or business data, disrupt their operations, subject us or them to substantial regulatory and legal proceedings and potential liability and fines, result in a material loss of business and/or significantly harm our or their reputation. If we are unable to efficiently manage the vulnerability of our systems and effectively maintain and upgrade system safeguards, we and they may incur unexpected costs and certain of our or their systems may become more vulnerable to unauthorized access.

Due to concerns regarding data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. Complying with such numerous and complex regulations in the event of unauthorized access would be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and additional liability. In many jurisdictions, including North America and the European Union, Printronix is subject to laws and regulations relating to the collection, use, retention, security and transfer of this information including the European Union General Data Protection Regulation (“GDPR”). California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”) and the related California Privacy Rights Act (“CPRA”) that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which Printronix provides services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. Printronix’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
If we are unable to protect our computer systems, software, networks, data and other technology assets it could have a material adverse effect on our business, financial condition and results of operations, and ultimately the value of our businesses.
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
Risks Related to our Intellectual Property Business and Industry
Our intellectual property business is reliant on the strength of our patent portfolios and is subject to evolving legislation, regulations, and rules associated with patent law.
The success of our intellectual property business is heavily dependent obtaining and enforcing patents. Patent acquisition and enforcement is costly, time-consuming and inherently uncertain. Obtaining and enforcing patents across various industries, including the life science industry, involves a high degree of technological and legal complexity. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, USPTO rules and regulations and the rules and regulations of foreign patent offices. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rulemaking, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce against patent infringement and obtain injunctions and/or damages. For example, over the past several years, the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce against patent infringement, and obtain injunctions and/or damages. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents, and whether Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us.
Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter-partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
After March 2013, under the America Invents Act, the United States transitioned to a “first inventor to file” system in which, assuming other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third-party was the first to invent the claimed invention. A third party that files a patent application in the USPTO after March 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This change requires vigilance. Because patent applications in the United States and most other countries are confidential for a period of time after filing or until issuance, we cannot be certain that we or our licensors were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our or our licensor’s patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Patent litigation is inherently risky because courts may find our patents invalid, not infringed, or unenforceable, and the USPTO, or other relevant patent office, may either invalidate our patents or materially narrow the scope of their claims during the course of a reexamination, opposition or other such proceeding.
Patent litigation is inherently risky and may result in the invalidation of our patents, even if we are the plaintiff in an underlying action. It is difficult to predict the outcome of patent enforcement litigation at any level.
Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts. At the trial level, it is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation.
In the United States, there is a higher rate of appeals in patent enforcement litigation than standard business litigation. The defendant to any case we bring may file as many appeals as allowed by right, including to District Court, the Federal Circuit and the Supreme Court. Such appeals are expensive and time-consuming, and the outcomes of such appeals are sometimes unpredictable, resulting in increased costs and reduced or delayed revenue which could have a material adverse effect on our results of operations and financial condition. These appeals may also result in the invalidation of our patents, which may have an adverse impact on our operations and financial performance.
The enforcement of our intellectual property depends in part upon our ability to retain the best legal counsel in order to achieve favorable outcomes from litigation, and we may become conflicted out of such representation.
The success of our intellectual property business depends in part upon our ability to retain the best legal counsel to coordinate our patent infringement litigation matters. As our intellectual property business evolves, we expect it will become more difficult to find the best legal counsel to handle all of our patent matters due in part to potential conflicts of interest. This is because, from time to time, the counterparties to our litigation matters have previously engaged world class law firms that are specialized to the industries of the patents at issue in such matters. These previous engagements may have, or may in the future, result in these firms being conflicted out of representing us.
In addition, counterparties in our patent litigation matters may devote a substantial amount of resources to avoid or limit a finding that they are liable for infringing on our patents or, in the event liability is found, to avoid or limit the amount of associated damages. There is a risk these counterparties may file inter-partes reviews, reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad in an attempt to invalidate, narrow the scope or render unenforceable the patents we own or control. If this were to occur, it may have a significant negative impact on the operations of our intellectual property business.
The inability to retain the best legal counsel to represent our operating businesses in infringement actions may result in unfavorable or adverse outcomes, which may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to effectively operate our business or execute our business strategy. We cannot ensure that any of our current or prospective patent prosecution or litigation matters will result in a favorable outcome for us.
We may experience delays in successful prosecution, enforcement, and licensing of our patent portfolio.
The value of our patent portfolios is dependent upon the issuance of patents in a timely manner. More patent applications are filed each year, resulting in longer delays in getting patents issued by the USPTO. We believe this increase in patent applications has resulted in longer delays in obtaining approval of pending patent applications. If the USPTO experiences reductions in funding, it could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications, negatively impacting the value of our patent portfolio pipeline. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an increase in our expenses. Application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.
After prosecuting our patents, our operating businesses incur significant general and administrative and legal expense prior to entering into license agreements and generating license revenues. We spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins.
We are frequently engaged in litigation to enforce the terms of our existing license agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions divert our managerial, technical, legal and financial resources from business operations and there are no assurances that such enforcement actions will result in favorable results for us.
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
Further, federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer. Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases tend to take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges and, as a result, we believe that the risk of delays in our patent enforcement actions will have a greater negative effect on our business in the future unless this trend changes.

Risks Related to our Operating Businesses
Certain of our operating businesses rely, or may rely in the future, on their intellectual property and licenses to use others’ intellectual property for competitive advantage. If our operating businesses are unable to protect their intellectual property or obtain or retain licenses to use other’s intellectual property, or if they infringe upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse effect on our financial condition, business and results of operations.
Certain of our operating businesses’ success depend in part on their, or licenses to use others’, brand names, proprietary technology and manufacturing techniques. These businesses rely on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect their intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our businesses’ intellectual property rights effectively or to the same extent as the laws of the United States.
Stopping unauthorized use of our operating businesses’ proprietary information and intellectual property and defending claims that they have made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time consuming, and costly. The use of their intellectual property and other proprietary information by others, and the use by others of their intellectual property and proprietary information, could reduce or eliminate any competitive advantage they have developed, cause them to lose sales or otherwise harm their business.
Our operating businesses may become involved in legal proceedings and claims in the future either to protect their intellectual property or to defend allegations that they have infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject them to significant liability for damages and invalidate their property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse effect on their financial condition, business, and results of operations.
Certain of our operating businesses’ inability to develop new products and enhance existing products to meet customer product requirements on a cost competitive basis may negatively impact our results of operations.
The future results of operations of our operating businesses, including Printronix, may be adversely affected if they are unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for matrix printers, associated supplies and software are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which our operating businesses sell their products or demand for the products they sell could severely impact sales of their products and our results of operations. The impact of competitive activities on the sales volumes or our revenue, or our inability to effectively deal with these competitive issues, could have a material adverse effect on our ability to attract and retain customers and maintain or grow market share. The competitive pressure to develop technology and products and to increase our investment in research and development and marketing expenditures also could cause significant changes in the level of our operating expense.
Certain of our operating businesses are dependent on a limited number of customers to derive a large portion of their revenue, and the loss of one of these customers may adversely affect the financial condition, business and results of operations of these businesses.
Printronix derives a significant amount of revenue from a concentrated number of retailers, distributors, and manufacturers. Any negative change involving these retailers, distributors, and manufacturers, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of these businesses and may have a material adverse effect on the results of operations, financial condition and cash flows of these businesses.

Certain of our operating businesses have limited suppliers for key product components and services they rely on and any interruption in supply could impair their ability to make and deliver their signature products, adversely affecting our business, financial condition, and results of operations.
Outsource providers and component suppliers have played, and will continue to play, a key role in Printronix’s manufacturing operations, field installation and support, and many of its transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with us or be unable to meet our requirements or expectation due to their independent business decisions, or force majeure events that could interrupt or impair their continued ability to perform as we expect.
Although our operating businesses may attempt to select reputable providers and suppliers and attempt to secure their performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our business. In some cases, the requirements of our business mandate that we obtain certain components and sub-assemblies included in our products from a single supplier or a limited group of suppliers. Where practical, we endeavor to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect our business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our ability to manage operations, ship products and generate revenues, which could adversely affect our results of operations and damage our customer relationships.
Failure of our operating businesses to manage inventory levels or production capacity may negatively impact our results of operations.
Printronix’s financial performance depends in part upon their ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels. Unexpected fluctuations in customer demand or in reseller inventory levels could disrupt ordering patterns and may adversely affect our financial results, inventory levels and cash flows. In addition, the financial failure or loss of a key customer, reseller or supplier could have a material adverse impact on our financial results. We must also address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production. Such delays, disruptions or shortages may result in lost revenue or in additional costs to meet customer demand. Our future results of operations and ability to effectively grow or maintain market share may be adversely affected if we are unable to address these issues on a timely basis.
Certain of our operating businesses’ inability to perform satisfactorily under service contracts for managed print services may negatively impact our financial performance and results of operations.
Printronix continuously seeks to develop new services and products that complement or leverage the underlying design or process technology of its traditional product and service offerings. Printronix makes significant investments in service and product technologies and anticipate expending significant resources for new software-led services and product development over the next several years. There can be no assurance that Printronix’s service and product development efforts will be successful, it will be able to cost effectively develop or manufacture these new services and products, or will be able to successfully market these services and products or that margins generated from sales of these services and products will recover costs of development efforts.
Further, Printronix’s inability to perform satisfactorily under service contracts for managed print services and other customer services may result in the loss of customers, loss of reputation and/or financial consequences that may have a material adverse impact our financial results and strategy.
Decreased consumption of supplies could negatively impact the results of operations of certain of our operating businesses.
Printronix expects approximately 48.8% of its revenue for its fiscal year ending March 31, 2022 will be derived from the sale of supplies. Our future results of operations may be adversely affected if the consumption of Printronix’s supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs. Further, changes of printing behavior driven by adoption of electronic processes and/or use of mobile devices such as tablets and smart phones by businesses could result in a reduction in printing, which could adversely impact consumption of supplies.

Due to the international nature of certain of our operating businesses, changes in a country’s or region’s political or economic conditions or other factors could negatively impact the results of operations of certain of our operating businesses.
We expect revenue derived from international sales will comprise approximately 58% of Printronix’s revenue for its fiscal year ending March 31, 2022. Accordingly, Printronix’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions; foreign currency exchange rate fluctuations; conflict and war; trade protection measures; local labor regulations; import, export or other licensing requirements; requirements related to making foreign direct investments; and unexpected changes in legal or regulatory requirements. As an example, in addition to indirectly raising transportation costs of the raw materials Printronix uses to manufacture its products, the invasion of Ukraine by Russia in March 2022 required Printronix to adapt its operations and require its customers in the region to pre-pay expenses such that Printronix can avoid accruing accounts receivable. The duration and magnitude of the impacts of Russia’s invasion of Ukraine on Printronix’s business remain uncertain, and we will continue to monitor the situation and adapt our operations accordingly.
In addition, changes in tax laws and the ability to repatriate cash accumulated outside the United States in a tax efficient manner may adversely affect Printronix’s financial results, investment flexibility and operations. Moreover, margins on international sales tend to be lower than those on domestic sales, and we believe international operations in emerging geographic markets will be less profitable than operations in the U.S. and European markets, in part, because of the higher investment levels for marketing, selling and distribution required to enter these markets.
In many foreign countries, particularly those with developing economies, it is common for local business practices to be prohibited by laws and regulations applicable to Printronix, such as employment laws, fair trade laws or the Foreign Corrupt Practices Act. Although Printronix implements policies and procedures designed to ensure compliance with these laws, our employees, contractors and agents, as well as those business partners to which Printronix outsources certain business operations, may take actions in violation of these policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business and reputation. Because of the challenges in managing a geographically dispersed workforce, there also may be additional opportunities for employees to commit fraud or personally engage in practices which violate our policies and procedures.
Risks Related to our Common Stock
Our quarterly performance may be volatile, which in turn may adversely affect the trading price of our common stock.
Due to the nature of our intellectual property business and reliance on our operating businesses on intellectual property, legal expenses associated with acquisitions, uncertainties regarding the amount and timing of our receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees, and certain other factors, our revenues may vary significantly from quarter to quarter and period to period, which could make our business difficult to manage, adversely affect our business and results of operations, cause our quarterly and periodic results to fall below market expectations. As a result of these factors, quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance, compounded by the thin trading volume of our common stock, could significantly and adversely affect the trading price of our common stock.
Future sales of our common stock could reduce the market price of our common stock.
In the future, we may issue securities to raise cash for operations and patent portfolio investments, or pay for interests in additional subsidiary companies by using shares of our common stock or a combination of cash and shares of our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.
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
•Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors, more difficult. These provisions include:
•Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;
•the authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover; and
•the general restriction in our certificate of incorporation on any direct or indirect transfers of our common stock if the effect would be to (i) increase the direct or indirect ownership of our common stock by any person or group from less than 4.899% to 4.899% or more of our common stock; or (ii) increase the percentage of our common stock owned directly or indirectly by a person or group owning or deemed to own 4.899% or more of our common stock.
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
The issuance of the Starboard Securities (defined below) to Starboard and its permitted transferees dilutes the ownership and relative voting power of holders of our common stock and may adversely affect the market price of our common stock.
Pursuant to a Securities Purchase Agreement with Starboard, dated November 18, 2019, the Company sold to Starboard (i) 350,000 shares of its newly designated Series A Preferred Stock and Series A Warrants to purchase up to 5 million shares of common stock in 2019, and (ii) Series B Warrants to purchase up to 100 million shares of common stock in 2020. The investment by Starboard is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”
As of December 31, 2021, the Series A Preferred Stock held by Starboard represents approximately 16% of our outstanding common stock on an as-converted basis. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock to Starboard effectively reduces the relative voting power of the holders of our common stock.
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
The transaction documents entered into in connection with the Starboard Investment grant to Starboard consent rights with respect to certain actions by us, including:
•amending our organizational documents in a manner that would have an adverse effect on the Series A Preferred Stock; and
•increasing the maximum number of directors on our board to more than seven persons, subject to the terms of the Governance Agreement entered into in connection with the Securities Purchase Agreement, or the Governance Agreement.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Corporate Operations
Acacia's principal executive office is located in New York, New York, where we lease approximately 4,600 square feet of office space, under a lease agreement that expires in 2025. We also have an office for operational and administrative functions located in Irvine, California, where we lease approximately 8,293 square feet of office space, under a lease agreement that expires in 2024. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information.
Intellectual Property Operations
Our intellectual property business and its subsidiaries, are headquartered in Frisco, Texas, where we lease office space under a lease agreement that expires in 2022. One additional subsidiary leases office space in Austin, Texas that expires in 2023.
Industrial Operations
Printronix conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through 2028. Printronix's principal executive office is located in Irvine, California, under a lease agreement that expires in 2026. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information.
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
We spend a significant amount of our financial and management resources to pursue our current litigation matters. We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to our litigation are sometimes large, well-financed companies with substantially greater resources than us. We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, in part due to the appeals process and other legal processes, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to effectively and efficiently monetize our assets. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information related to current legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “ACTG.”
Holders of Common Stock
On March 25, 2022, there were 66 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.
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
Securities Authorized for Issuance under Equity Compensation Plans
Refer to Note 15 to the consolidated financial statements elsewhere herein for additional information.
Recent Sales of Unregistered Securities
None.
Stock Repurchase Program
On December 6, 2021, Acacia’s Board of Directors approved a stock repurchase program, which authorized the purchase of up to $15.0 million of the Company’s common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through December 6, 2022. Stock repurchases during the quarter ended December 31, 2021, all of which were purchased as part of a publicly announced plan or program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
October 1, 2021 – October 31, 2021	—	$—	$—
November 1, 2021 – November 30, 2021	—	—	—
December 1, 2021 – December 31, 2021	784,104	$5.12	$11,004
Total repurchases during the quarter ended December 31, 2021	784,104	$5.12

Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information. During February 2022, we completed this program with total common stock purchases of 3,125,819 shares for the aggregate amount of $15.0 million.
ITEM 6. [Reserved]
Not applicable.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these "forward-looking statements" as a result of various factors including the risks we discuss in Item 1A, “Risk Factors,” and elsewhere herein. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
General
We are a permanent capital platform that purchases businesses based on the differentials between public and private market valuations. We use a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex or multi-factor situations, where value is not fully recognized in the public markets, where values of certain operations are masked by a diversified business mix, or where private ownership has not invested capital necessary to drive long-term value. We aim to operate a transactional platform through which we can initiate a strategic block position in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such Special Purpose Acquisition Companies, which are narrowly focused on completing one singular, defining acquisition.
We have a strategic relationship with Starboard that provides us access to capital, industry expertise, and a deep bench of operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard provides ready access to its extensive network of highly successful industry executives and, as part of our relationship, Starboard assists with sourcing and evaluating appropriate acquisition opportunities.
Our focus to date has been on companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
Our business is described more fully in Item 1. “Business,” of this annual report.
Intellectual Property Operations
We invest in IP and related absolute return assets and engage in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $837.0 million to our patent partners.
For more information related to our Intellectual Property Operations, refer to additional detailed patent business discussion below.
Industrial Operations
In October 2021, we consummated our first operating company acquisition of Printronix. Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. This acquisition was made at what we believe to be an attractive purchase price, and we are now supporting existing management in its execution of strategic partnerships to generate growth.
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through December 31, 2021. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
For more information related to our Industrial Operations, refer to "Industrial Printing Solutions" below.
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
On December 27, 2020, the President of the United States signed the Consolidated Appropriations Act, 2021 (“Consolidated Appropriations Act”) into law. The Consolidated Appropriations Act is intended to enhance and expand certain provisions of the CARES Act, allows for the deductions of expenses related to the Payroll Protection Program funds received by companies, and provides an update to meals and entertainment expensing for 2021. The Consolidated Appropriations Act did not have a material impact to the Company’s income tax provision for 2020. The Company does not expect a material impact from the Consolidated Appropriations Act on its financial position, results of operations and cash flows going forward.
On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. This Act includes various income and payroll tax measures. The Company does not expect a material impact from the American Rescue Plan on its consolidated financial statements and related disclosures.

Executive Overview
During 2021 and 2020, we focused on diversifying our business and leveraging our resources and skill sets to complete strategic acquisitions of businesses, divisions, and/or assets with a focus on mature technology, healthcare, industrial and certain financial segments intended to unlock and realize value. Refer to "General" above for additional information.
This led to our acquisition of the Life Sciences Portfolio in June 2020. In connection with the purchase of the equity securities in the Life Sciences Portfolio, we issued to certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard, $115.0 million principal amount of our senior secured notes, or Notes. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company. As of December 31, 2021, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.
In addition, in October 2021, we consummated our first operating company acquisition of Printronix.
Refer to “Recent Business Matters – Starboard Securities and Senior Secured Notes” and “Recent Business Matters – Equity Securities Portfolio Investment” below, and “General – Industrial Operations” above, and Notes 3, 4 and 10 to the consolidated financial statements elsewhere herein for more information related to the Printronix acquisition, Life Sciences Portfolio and Notes, respectively.
For the years ended December 31, 2021 and 2020, we reported revenues of $88.0 million and $29.8 million. Cash and cash equivalents and equity securities totaled $670.7 million as of December 31, 2021, as compared to $274.6 million as of December 31, 2020. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this report, our operating subsidiaries have four pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is, in our experience, a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts. Please refer to Item 1A. “Risk Factors” for additional information regarding trials, patent litigation and related risks.
Litigation and Licensing Expense
We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

•Increases in patent-related legal expenses associated with patent infringement litigation, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, re-exam and inter partes review costs, case-related audio/video presentations and other litigation support and administrative costs, could increase our operating costs and decrease our profit generating opportunities;
•Our patented technologies and enforcement actions are complex and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents. Moreover, such appeals may not be successful;
•New legislation, regulations or rules related to enforcement actions, including any fee or cost shifting provisions, could significantly increase our operating costs and decrease our profit generating opportunities. Increased focus on the growing number of patent-related lawsuits may result in legislative changes which increase our costs and related risks of asserting patent enforcement actions;
•Courts may rule that our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards by pursuing such enforcement actions, which may expose us and our operating subsidiaries to material liabilities, which could harm our operating results and our financial position;
•The complexity of negotiations and potential magnitude of exposure for potential infringers associated with higher quality patent portfolios may lead to increased intervals of time between the filing of litigation and potential revenue events (i.e., Markman dates, trial dates), which may lead to increased legal expenses, consistent with the higher revenue potential of such portfolios; and
•Fluctuations in overall patent portfolio related enforcement activities which are impacted by the portfolio intake challenges discussed above could harm our operating results and our financial position.
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
Patent Portfolio Intake
One of the significant challenges in the intellectual property industry continues to be quality patent intake due to the challenges and complexity associated with the current patent environment.
During the year ended December 31, 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. The patents and patent rights acquired in 2021 have estimated economic useful lives of approximately five years. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2020 have estimated economic useful lives of approximately five years.

Industrial Printing Solutions
Our Printronix subsidiary is a worldwide leader in multi‐technology supply‐chain printing solutions for a variety of industries, including manufacturing, transportation and logistics, retail distribution, food and beverage distribution, and pharmaceutical distribution. Printronix’s line matrix printers are used for mission critical applications within these industries, including labeling and inventory management, build sheets, invoicing, manifests and bills of lading, and reporting. In China, India and other developing countries in Asia and Africa, our printers are also prevalent in the banking and government sectors. Printronix has manufacturing, configuration and/or distribution sites located in Malaysia, the United States, Singapore, China and the Netherlands, along with sales and support locations around the world to support its global network of users, channel partners, and strategic alliances. Printronix designs and manufactures printers and related consumable products for various industrial printing applications. Printers consist of hardware and embedded software and may be sold with maintenance service agreements, which are serviced by outside contractors. Consumable products include inked ribbons which are used within Printronix's printers. Printronix’s products are primarily sold through Printronix’s global network of channel partners, such as dealers and distributors, to end‐users.
Recent Business Matters
Starboard Securities and Senior Secured Notes
In 2019, as part of its strategy to grow, the Company began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard and the Buyers, or the Securities Purchase Agreement, pursuant to which the Buyers purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35.0 million, and warrants to purchase up to 5 million shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes, or Notes, and additional warrants, or the Series B Warrants, which may be issued to the Buyers in the future. Refer to Notes 2 and 10 to the consolidated financial statements elsewhere herein for additional information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with the Buyer’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board of Directors. The investment by the Buyers is referred to herein as the “Starboard Investment,” and the Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”
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
On June 4, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Buyers, the Company issued $115.0 million in Notes to the Buyers. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard, or the Supplemental Agreement, through which, the Company agreed to redeem $80.0 million aggregate principal amount of the Notes by September 30, 2020, and $35.0 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10.00% per annum. In connection with the issuance of the Notes, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. The Notes outlined certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of the holders, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of the Series B Warrants.
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
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June and September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard Value. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. The total principal amount outstanding of New Notes as of December 31, 2021 and 2020 was $180.0 million and $115.0 million, respectively. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with Seller to purchase equity securities in the "Life Sciences Portfolio", for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.
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
Industrial Operations Acquisition
Refer to “General – Industrial Operations” above for information related to our Printronix acquisition.

Operating Activities
Intellectual Property Operations
Our Intellectual Property Operations revenues historically have fluctuated quarterly, and can vary significantly period to period, based on a number of factors including the following:
•the dollar amount of agreements executed each period, which can be driven by the nature and characteristics of the technology or technologies being licensed and the magnitude of infringement associated with a specific licensee;
•the specific terms and conditions of agreements executed each period including the nature and characteristics of rights granted, and the periods of infringement or term of use contemplated by the respective payments;
•fluctuations in the total number of agreements executed each period;
•the number of, timing, results and uncertainties associated with patent licensing negotiations, mediations, patent infringement actions, trial dates and other enforcement proceedings relating to our patent licensing and enforcement programs;
•the relative maturity of licensing programs during the applicable periods;
•other external factors, including the periodic status or results of ongoing negotiations, the status or results of ongoing litigations and appeals, actual or perceived shifts in the regulatory environment, impact of unrelated patent related judicial proceedings and other macroeconomic factors;
•the willingness of prospective licensees to settle significant patent infringement cases and pay reasonable license fees for the use of our patented technology, as such infringement cases approached a court determined trial date; and
•fluctuations in overall patent portfolio related enforcement activities which are impacted by the portfolio intake challenges discussed above.
Our management does not attempt to manage for smooth sequential periodic growth in revenues from period to period, and therefore, periodic results can be uneven. Unlike most operating businesses and industries, licensing revenues not generated in a current period are not necessarily foregone but, depending on whether negotiations, litigation or both continue into subsequent periods, and depending on a number of other factors, such potential revenues may be pushed into subsequent annual periods.
Revenues for the years ended December 31, 2021 and 2020 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	MIPI DSI technology(2)
•	Flash Memory technology(1)	•	Semiconductor and Memory-Related technology(2)
•	Internet search, advertising and cloud computing technology(1)(2)	•	Super Resolutions Microscopy technology(2)
•	Speech codecs used in wireless and wireline systems technology(1)(2)	•	Video Conferencing technology(2)
•	Wireless Infrastructure and User Equipment Technology(1)(2)	•	Internet radio ad placement (2)
•	Networking and Security technology(1)	•	Computer-Aided Design technology(1)(2)
•	Wireless Mesh Networking technology(1)	•	GPS navigation technology(2)
•	Wi-Fi 6 standard essential patents technology(1)
____________________
(1)Licensing and enforcement program generating revenue in 2021.
(2)Licensing and enforcement program generating revenue in 2020.

Industrial Operations
Refer to “Industrial Printing Solutions” above for information related to Printronix's operating activities.
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations and Industrial Operations segment revenues and cost of revenues, may be found in Note 2 to the consolidated financial statements elsewhere herein.
Results of Operations
Summary of Results of Operations

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$88,047	$29,782	$58,265	196%
Total costs and expenses	73,502	49,300	24,202	49%
Operating income (loss)	14,545	(19,518)	34,063	(175%)
Total other income	160,107	127,590	32,517	25%
Income before income taxes	174,652	108,072	66,580	62%
Income tax (expense) benefit	(24,287)	1,159	(25,446)	(2,196%)
Net income attributable to Acacia Research Corporation	149,197	109,231	39,966	37%
Results of Operations - year ended December 31, 2021 compared with year ended December 31, 2020
Total revenues increased $58.3 million to $88.0 million in 2021, as compared to $29.8 million in the prior year, primarily due to an increase in Acacia's revenues from one new patent portfolio that generated initial license revenue in the fourth quarter of 2021 and six new license agreements executed during the year. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. In addition, post acquisition net revenue from Printronix for the period from October 7, 2021 to December 31, 2021 contributed $12.0 million. Refer to "Revenues" below for further discussion.
Income before income taxes was $174.7 million for 2021, as compared to income before income taxes of $108.1 million in the prior year. The net increase was comprised of the increases in revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties decreased $6.2 million, from $7.3 million to $1.1 million in 2021, primarily due to a higher percentage of revenues generated during 2021 having no inventor royalty obligations. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Contingent legal fees increased $4.7 million, from $7.4 million to $12.1 million in 2021, primarily due to the increase in revenues described above. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Litigation and licensing expenses decreased $221,000, from $5.7 million to $5.5 million in 2021, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Amortization of patents expense from our intellectual property operations increased $5.2 million, from $4.7 million to $9.9 million in 2021, due to an increase in scheduled amortization resulting from the new portfolios acquired in 2020 and 2021.
•Other patent portfolio expense was $162,000 in 2021, as compared to income of $308,000 in 2020. The 2020 income was due to the reversal of previously recorded expenses for settlement and contingency accruals.

•Post-acquisition cost of sales, engineering and development expenses, and sales and marketing expenses from Printronix for the period from October 7, 2021 to December 31, 2021 added such operating expenses in the aggregate amount of $9.1 million in 2021. Refer to "Cost of Revenues – Industrial Operations" below for further discussion.
•General and administrative expenses increased $11.2 million, from $24.5 million to $35.7 million in 2021, primarily due to higher Parent company and Intellectual Property Operations legal and business development related expenses, personnel costs and board fees, and $2.8 million from our Industrial Operations related to post-acquisition general and administrative costs from Printronix for the period from October 7, 2021 through December 31, 2021. Refer to "General and Administrative Expenses" below for further discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $391,000, from $1.7 million to $2.1 million in 2021, primarily due to stock grants issued to employees and the Board of Directors in 2021, partially offset by forfeitures for terminated employees.
•Unrealized gain from the change in fair value of our equity securities decreased $88.6 million, from $176.2 million to $87.5 million in 2021. The unrealized gains were primarily derived from our Life Sciences Portfolio. The current period unrealized gain primarily relates to one Life Sciences Portfolio company’s valuation increase in connection with its initial public offering. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of our equity securities increased $108.8 million, from $7.4 million to $116.1 million in 2021. The realized gains were primarily derived from our Life Sciences Portfolio. The current period realized gain primarily relates to the sale of three Life Sciences Portfolio securities. Refer to "Equity Securities Investments" below for further discussion. In the prior year, we also recognized a net gain of $2.8 million related to returned prepaid investments and the sale of an equity security derivative.
•Earnings on equity investment in joint venture was $3.5 million in 2021. Refer to "Equity Securities Investments" below for further discussion.
•We recognized an unrealized loss of $2.8 million on the fair value investment in 2021, as compared to an unrealized gain of $5.5 million in the prior year. Refer to "Equity Securities Investments" below for further discussion.
•We recognized a realized gain on sale of $3.6 million on the fair value investment in 2021, as compared to a realized gain of $8.2 million in the prior year. Refer to "Equity Securities Investments" below for further discussion.
•We incurred an unrealized loss of $40.4 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative in 2021, as compared to an unrealized loss of $58.2 million in the prior year. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.
•Loss on foreign currency exchange decreased $4.8 million, from $4.9 million to $89,000 in 2021, primarily from our transaction related to the Equity Securities Portfolio Investment in 2020. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information.
•Interest expense on Senior Secured Notes decreased $2.2 million, from $10.1 million to $7.9 million in 2021, primarily due to $4.6 million in deferred debt issuance costs being fully amortized in 2020, partially offset by increased interest expense from recent Note issuances. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other decreased $337,000, from $838,000 to $501,000 in 2021, mainly due to a decrease in interest income from our former investment in debt securities, which was sold in 2020. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents, former debt securities investments and investments in equity securities.

Revenues
Intellectual Property Operations
Acacia's revenue for the periods presented included the following:

	Years Ended December 31,
	2021	2020	$ Change	% Change
Revenues (in thousands, except percentage change values)	$76,043	$29,782	$46,261	155%
New license agreements executed	23	17	6	35%
Licensing and enforcement programs generating revenues	9	11	(2)	(18%)
Licensing and enforcement programs with initial revenues	4	2	2	100%
New patent portfolios	1	5	(4)	(80%)
For the periods presented above, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $45.2 million primarily from one new patent portfolio that generated initial license revenue in the fourth quarter of 2021 and other new license agreements executed during the year. Recurring revenue, that provides for quarterly sales-based license fees, increased $1.1 million in 2021.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Industrial Operations
Printronix's net revenue from October 7, 2021 through December 31, 2021 included the following (in thousands):

Printers and parts	$4,961
Consumable products	5,973
Services	1,070
Total	$12,004
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations.

Cost of Revenues
Intellectual Property Operations

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$1,142	$7,349	$(6,207)	(84%)
Contingent legal fees	12,074	7,419	4,655	63%
Litigation and licensing expenses	5,462	5,683	(221)	(4%)
Amortization of patents	9,851	4,681	5,170	110%
Other patent portfolio expense (income)	162	(308)	470	(153%)
Total	$28,691	$24,824	$3,867	16%
For the year ended December 31, 2021, total cost of revenues for our Intellectual Property Operations increased $3.9 million, or 16%, compared to the prior year. Refer to detailed change explanations above.
The economic terms of patent portfolio related partnering agreements and contingent legal fee arrangements, if any, including royalty obligations, if any, royalty rates, contingent fee rates and other terms and conditions, vary across the patent portfolios owned or controlled by our operating subsidiaries. In certain instances, we have invested in certain patent portfolios without future patent partner royalty obligations. The costs associated with the forementioned obligations fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios, with varying economic terms and conditions, generating revenues each period.
Litigation and licensing expenses include patent-related litigation, enforcement and prosecution costs incurred by law firms and external patent attorneys engaged on either an hourly basis or a contingent fee basis. Litigation and licensing expenses also includes third-party patent research, development, patent prosecution and maintenance fees, re-exam and inter partes reviews, consulting and other costs incurred in connection with the licensing and enforcement of patent portfolios. Litigation and licensing expenses decreased for the periods presented due to a net decrease in patent maintenance fees and consulting fees. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Industrial Operations
Printronix's cost of sales from October 7, 2021 through December 31, 2021 was $7.4 million. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's cost of sales.
Operating Expenses

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$200	$—	$200	n/a
Sales and marketing expenses - industrial operations	1,538	—	1,538	n/a

General and administrative costs - intellectual property operations	6,177	4,976	1,201	24%
General and administrative costs - industrial operations	2,797	—	2,797	n/a
Parent general and administrative expenses	26,692	19,500	7,192	37%
Total general and administrative expenses	35,666	24,476	11,190	46%
Total	$37,404	$24,476	$12,928	53%

The table above includes Printronix's engineering and development expenses and sales and marketing expenses for the post acquisition period from October 7, 2021 through December 31, 2021. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses for the years ended December 31, 2021 and 2020 is as follows:

2021 vs. 2020
(In thousands)
Personnel costs and board fees	$1,802
Variable performance-based compensation costs	26
Other general and administrative costs	6,124
General and administrative costs - industrial operations	2,398
Amortization of industrial operations intangible assets	399
Compensation expense for share-based awards	391
Non-recurring employee severance costs	50
Total change in general and administrative expenses	$11,190
General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and compensation expense for share-based awards, office and facilities costs, legal and accounting professional fees, public relations, stock administration, business development, fixed asset depreciation, amortization of Industrial Operations intangible assets, state taxes based on gross receipts and other corporate costs.
The increase in personnel cost and board fees for the periods presented was primarily due to an increase in headcount and related costs. The change in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation accruals. The increase in other general and administrative costs, which relates to our Parent company and Intellectual Property Operations business, was primarily due to higher legal and business development related expenses. Compensation expense for share-based awards increased primarily due to stock grants issued to employees and the Board of Directors in 2021. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Industrial Operations related general and administrative costs and amortization increased from post-acquisition expenses from Printronix for the period from October 7, 2021 through December 31, 2021. Refer to additional general and administrative change explanations above.
Other Income (Expense)
Equity Securities Investments

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$87,527	$176,173	$(88,646)	(50%)
Gain on sale of equity securities	116,129	7,352	108,777	1,480%
Earnings on equity investment in joint venture	3,530	—	3,530	n/a
Net realized and unrealized gain	207,186	183,525	23,661	13%
Gain on sale of prepaid investment and derivative	—	2,845	(2,845)	(100%)
Change in fair value of investment	(2,752)	5,474	(8,226)	(150%)
Gain on sale of investment	3,591	8,187	(4,596)	(56%)
Total net realized and unrealized gain	$208,025	$200,031	$7,994	4%

Acacia seeks to acquire undervalued businesses with a primary focus on mature technology, life sciences, industrial and certain financial services segments, and pursues opportunities for value creation that leverage Acacia’s significant capital resources as well as its expertise in corporate governance and operational restructuring.
Our equity securities investments in the Life Sciences Portfolio, Veritone and other equity securities are recorded at fair value at each balance sheet date.
Our year-to-date results included a decreased unrealized gain from the change in fair value of our equity securities, while realized gains from the sale of our equity securities increased, as compared to the prior year. These changes were primarily derived from our Life Sciences Portfolio, in which, our sales activity of certain investments increased relative to securities that were held with unrealized gains in the prior year. During 2021, we began to recognize earnings on our equity investment in joint venture, which is part of the Life Sciences Portfolio. In the prior year, we also recognized a net gain related to returned prepaid investments and the sale of an equity security derivative that was part of the Life Sciences Portfolio. Refer to additional change explanations above. Refer to Notes 2 and 4 to the consolidated financial statements elsewhere herein for additional information regarding our investment in the Life Sciences Portfolio and other equity securities.
Our year-to-date results included an unrealized loss on the fair value investment in Veritone, while we recognized a realized gain on sale of the equity investment in Veritone. Acacia no longer has an investment in Veritone common stock and warrants. Refer to additional change explanations above. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding the investment in Veritone.
Income Taxes

	Years Ended December 31,
	2021	2020	$ Change	% Change
	(In thousands, except percentage change values)
Income tax (expense) benefit	$(24,287)	$1,159	$(25,446)	(2,196%)
Effective tax rate	14%	(1)%	n/a	15%
Our effective tax rates for the years ended December 31, 2021 and 2020, were primarily comprised of foreign taxes withheld and refunded on revenue agreements with licensees in foreign jurisdictions, state taxes, and the impact of valuation allowance changes. Foreign taxes withheld and refunded related to revenue agreements executed with third-party licensees domiciled in certain foreign jurisdictions for the years ended December 31, 2021 and 2020 totaled ($8.3) million and $1.4 million, respectively.
The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of its assets and liabilities along with net operating loss and tax credit carryforwards. The Company records a valuation allowance against its deferred tax assets to reduce the net carrying value to an amount it believes is more likely than not to be realized. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. For the years ended December 31, 2021 and 2020, the Company recorded a partial valuation allowance of $40.6 million and a full valuation allowance of $77.0 million, respectively, against its deferred tax assets. Refer to Note 17 to the consolidated financial statements elsewhere herein for additional information.
Inflation
Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.
Liquidity and Capital Resources
General
Our material cash requirements as of December 31, 2021, are recognized as liabilities or are otherwise described in Note 13, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 13 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At December 31, 2021, we had unrecognized tax benefits, as further described in Note 17 to the consolidated financial statements.
Certain of Acacia's operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights. In connection with any of Acacia's operating subsidiaries’ patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or Acacia's operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material.
Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities, and as deemed appropriate by management from our availability of Senior Secured Notes (discussed above under the caption “Recent Business Matters – Starboard Securities and Senior Secured Notes”). Our management believes that our cash and cash equivalent balances, anticipated cash flows from operations and our availability of Senior Secured Notes will be sufficient to meet our cash requirements through at least twelve months from the date of this report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Part I, Item 1A, “Risk Factors”. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents, equity securities at fair value and long-term restricted cash totaled $671.1 million at December 31, 2021, compared to $309.6 million at December 31, 2020.
Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Years Ended December 31,
	2021	2020
	(In thousands)
Net cash provided by (used in):
Operating activities	$13,326	$(19,620)
Investing activities	35,751	18,598
Financing activities	59,738	109,209
Increase in cash and cash equivalents and restricted cash	$108,815	$108,187
Cash Flows from Operating Activities
Cash receipts from Acacia's licensees totaled $75.8 million and $29.2 million for the years ended December 31, 2021 and 2020, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees.
Cash flows from operations for the year ended December 31, 2021 increased to $13.3 million, as compared to a $19.6 million cash outflow in the prior year, primarily due to our higher net income, as described above, the change in fair value of equity securities and to a lesser extent the net changes in working capital cash flows (further discussed below), which were partially offset by the change in gain on sale of equity securities.

Working Capital
Working capital at December 31, 2021 increased to $530.5 million, compared to $332.9 million at December 31, 2020, which was comprised of the changes discussed below.
Accounts receivable increased to $9.5 million at December 31, 2021, compared to $506,000 at December 31, 2020, primarily due to the Printronix acquisition. Inventories of $8.9 million were also added from Printronix. Prepaid expenses and other current assets increased to $4.8 million at December 31, 2021, compared to $5.8 million at December 31, 2020, primarily due to the Printronix acquisition. Accounts payable, accrued expenses and accrued compensation increased to $15.4 million at December 31, 2021, compared to $7.0 million at December 31, 2020, primarily due to the Printronix acquisition. Royalties and contingent legal fees payable increased to $2.5 million at December 31, 2021, compared to $2.2 million at December 31, 2020. The royalties and contingent legal fees payable are generally scheduled to be paid in the subsequent quarter upon our receipt of the related fee payments from licensees, in accordance with the underlying contractual arrangements. Deferred revenue of $1.1 million was also added from Printronix.
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Years Ended December 31,
	2021	2020
	(In thousands)
Acquisition, net of cash acquired (Note 3)	$(33,250)	$—
Patent acquisition	(21,000)	(13,780)
Sale of investment at fair value	3,591	12,409
Purchases of equity securities	(66,624)	(46,492)
Sales of equity securities	154,784	228,873
Maturities and sales of debt securities	—	118,459
Cash distributed for notes receivable	(4,021)	—
Acquisition of Life Sciences Portfolio equity securities	—	(280,263)
Distributions received from equity investment in joint venture	2,362	—
Distributions to noncontrolling interests in operating subsidiary	—	(409)
Purchases of property and equipment	(91)	(199)
Net cash provided by investing activities	$35,751	$18,598
Cash flows from investing activities for the year ended December 31, 2021 increased to $35.8 million, as compared to $18.6 million in the prior year, primarily due to the positive change from our 2020 Life Sciences Portfolio acquisition, partially offset by the changes from equity and debt securities maturities and sales and Acacia's acquisition of Printronix. Refer to “Recent Business Matters – Equity Securities Portfolio Investment” and “Recent Business Matters – Industrial Operations Acquisition” above, and Notes 3 and 4 to the consolidated financial statements elsewhere herein for additional information related to Acacia's acquisition of Printronix and the Life Sciences Portfolio, respectively.

Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Years Ended December 31,
	2021	2020
	(In thousands)
Repurchase of common stock	$(4,012)	$(3,998)
Issuance of Senior Secured Notes, net of lender fee	115,000	110,437
Paydown of Senior Secured Notes	(50,000)	—
Senior Secured Notes issuance costs paid to other parties	—	(496)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,452)	(1,382)
Issuance of Series B warrants	—	4,600
Proceeds from exercise of stock options	202	48
Net cash provided by financing activities	$59,738	$109,209
Cash flows from financing activities for the year ended December 31, 2021 decreased to $59.7 million, as compared to $109.2 million in the prior year, primarily due to activity related to our Senior Secured Notes. Refer to “Recent Business Matters – Starboard Securities and Senior Secured Notes,” above, and Note 10 to the consolidated financial statements elsewhere herein for additional information related to the Senior Secured Notes.
Critical Accounting Estimates
Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make assumptions, judgments and estimates that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.
We believe that of the significant accounting policies discussed in Note 2 to the consolidated financial statements included elsewhere herein, the following accounting policies require our most difficult, subjective or complex assumptions, judgments and estimates:
•revenue recognition;
•valuation of long-lived assets and other intangible assets;
•valuation of Series A Warrants and Series B Warrants;
•valuation of embedded derivatives; and
•accounting for income taxes.
We discuss below the critical accounting assumptions, judgements and estimates associated with these policies. Historically, our critical accounting estimates relative to our significant accounting policies have not differed materially from actual results. For further information on the related significant accounting policies, refer to Note 2 to the consolidated financial statements.
Revenue Recognition
As described below, significant management judgment must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period, if management made different judgments.

Printronix recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services. To determine the transaction price, Printronix estimates the amount of consideration to which it expects to be entitled in exchange for transferring promised goods or services to a customer. Elements of variable consideration are estimated at the time of sale which primarily include product rights of return, rebates, price protection and other incentives that occur under established sales programs. These estimates are developed using the expected value or the most likely amount method and are reviewed and updated, as necessary, at each reporting period. Revenues, inclusive of variable consideration, are recognized to the extent it is probable that a significant reversal recognized will not occur in future periods. The provision for returns and sales allowances is determined by an analysis of the historical rate of returns and sales allowances over recent quarters, and adjusted to reflect management’s future expectations. For additional information regarding Printronix's net revenues from October 7, 2021 through December 31, 2021, refer to Note 2 to the consolidated financial statements.
Valuation of Long-lived Assets and Other Intangible Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. For additional information regarding Acacia's patent portfolio valuation estimates, refer to Note 2 to the consolidated financial statements. The Company did not record any long-lived asset, patent or other intangible asset impairment charges for the years ended December 31, 2021 and 2020.
Valuation of Series A Warrants and Series B Warrants
The fair value of the Series A and B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Note 11 to the consolidated financial statements for detailed information related to these fair value measurements. Of the assumptions used in the Black-Scholes option-pricing model, volatility changes would have the most significant impact on the fair value. As of December 31, 2021, a hypothetical 10% increase in the volatility would have resulted in an increased liability balance of approximately $1.6 million and $21.5 million, in our Series A and B Warrants, respectively.
Valuation of Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock. Refer to Note 11 to the consolidated financial statements for detailed information related to this fair value measurement. Of the assumptions used in the binomial lattice framework, volatility and discount rate changes would have the most significant impact on the fair value. As of December 31, 2021, a hypothetical 10% increase in the volatility and 1% increase in the discount rate would have resulted in an increased liability balance of approximately $672,000 and $1.2 million, respectively.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2021 and a full valuation allowance as of December 31, 2020. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards. Refer to Note 17 to the consolidated financial statements for additional information.
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
Recent Accounting Pronouncements
Refer to Note 2 to consolidated financial statements included elsewhere herein.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our equity securities at fair value without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the equity securities at fair value to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and equity securities at fair value in a variety of securities. Cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Declines in interest rates over time will, however, reduce our interest income.
During 2020, we sold our investments in debt securities that were comprised of direct investments in short-term, highly liquid, investment grade, U.S. government and corporate securities (short-term investments), and AAA rated money market funds that invested in first-tier only securities, which primarily included domestic commercial paper, securities issued or guaranteed by the U.S. government or its agencies, U.S. bank obligations and fully collateralized repurchase agreements (cash equivalents).
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
As of December 31, 2021 and 2020, the carrying value of our equity investments in public and private companies was $398.5 million and $285.8 million, respectively.

We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of December 31, 2021, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $36.2 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although Acacia historically has not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to revenue agreements with licensees domiciled in foreign jurisdictions and certain equity security investments. As of December 31, 2021, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $29.4 million effect on our financial position and results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
Exemption from Attestation Report of Independent Registered Public Accounting Firm
This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only Management’s Annual Report because we are a non-accelerated filer.

Changes in Internal Controls over Financial Reporting
Other than certain enhanced controls in connection with the acquisition of Printronix, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d)and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
Code of Conduct
We have adopted a Code of Conduct that applies to all employees, including our Chief Executive Officer and Chief Financial Officer and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report.
(1)Financial Statements.
(2)Financial Statement Schedules.
Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.
(3)Exhibits.
Refer to Item 15(b) below.
(b)Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

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
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Acacia Research Corporation (as updated through May 18, 2021 and currently in effect) (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed on August 16, 2021)

3.2
Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, as filed with the Delaware Secretary of State on January 7, 2020 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)

3.3	Third Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed on May 25, 2021)
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

4.2	Description of Acacia Research Corporation Capital Stock (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
4.3	Form of Senior Secured Note (incorporated by reference to the Current Report on Form 8-K filed on October 6, 2021)

4.4	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
4.5	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Appendix D to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
10.1*	Form of Indemnification Agreement (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
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

10.18*
Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Alfred Tobia (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 12, 2019)

10.19*	Employment Agreement, dated June 4, 2020, by and between Acacia Research Group, LLC and Richard Rosenstein (incorporated by reference to the Current Report on Form 8-K filed on June 4, 2020)
10.20*	Employment Agreement, dated June 4, 2020, by and between Acacia Research Group, LLC and Meredith Simmons (incorporated by reference to the Current Report on Form 8-K filed on June 4, 2020)
10.21*	Employment Agreement, effective March 16, 2021, by and between Acacia Research Group, LLC and Jason Soncini (incorporated by reference to the Current Report on Form 8-K filed on March 22, 2021)
10.22*
Employment Agreement, effective March 10, 2022, by and among Acacia Research Corporation, Acacia Research Group LLC, and Martin D. McNulty Jr. (incorporated by reference to the Current Report on Form 8-K filed on March 15, 2022)

10.23
Securities Purchase Agreement dated November 18, 2019, by and among Acacia Research Corporation, Starboard Value LP and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)

10.24	Supplemental Agreement, dated as of June 4, 2020, between Starboard Value, L.P. and Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on June 10, 2020)
10.25
Exchange Agreement, dated June 30, 2020, among Acacia Research Corporation, Merton Acquisition HoldCo LLC and Starboard Value LP (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)

10.26
Stock Pledge Agreement, dated June 30, 2020, entered into by Acacia Research Group LLC, Advanced Skeletal Innovations LLC and Saint Lawrence Communications LLC in favor of Starboard Value Intermediate Fund LP, as collateral agent (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)

10.27
Guaranty, dated June 30, 2020, entered into by the Guarantors (as defined therein) in favor of the Holders (as defined therein) (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)

10.28
Release of Security Interests in Patents, dated June 30, 2020, between the Releasees (as defined therein) and Starboard Value Intermediate Fund LP, as collateral agent. (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)

10.29
Second Supplemental Agreement, dated as of March 31, 2021, between Starboard Value, L.P., Acacia Research Corporation, Merton Acquisition Holdco LLC and certain other direct and indirect subsidiaries of the Company (incorporated by reference to the Current Report on Form 8-K filed on April 6, 2021)

10.30
Third Supplemental Agreement, dated as of June 30, 2021, between Starboard Value, L.P., Acacia Research Corporation, Merton Acquisition Holdco LLC and certain other direct and indirect subsidiaries of the Company (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2021)

10.31
Fourth Supplemental Agreement, dated as of September 30, 2021, between Starboard Value, L.P., Acacia Research Corporation, Merton Acquisition Holdco LLC and certain other direct and indirect subsidiaries of the Company (incorporated by reference to the Current Report on Form 8-K filed on October 6, 2021)

10.32
Note Amendment Agreement, dated as of November 15, 2021, between Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on November 19, 2021)

10.33
Supplement No. 5 and Amendment to the Stock Pledge Agreement, dated November 15, 2021, by and among certain direct and indirect subsidiaries of Acacia Research Corporation and Starboard Value Intermediate Fund LP, as Collateral Agent (incorporated by reference to the Current Report on Form 8-K filed on November 19, 2021)

10.34
Fifth Supplemental Agreement, dated as of November 30, 2021, between Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on December 6, 2021)

10.35
Sixth Supplemental Agreement, dated as of January 31, 2022, between Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on February 4, 2022)

10.36
Registration Rights Agreement dated November 18, 2019, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Appendix F to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)

10.37
Governance Agreement dated November 18, 2019 and amended January 7, 2020, by and among Acacia Research Corporation and the entities and natural persons set forth on the signature pages thereto (incorporated by reference to Appendix G to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)

10.38
Lease Agreement dated June 7, 2019, by and between Acacia Research Corporation and Jamboree Center 4 LLC (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)

10.39
First Amendment of Lease, dated as of August 5, 2021, between Sage Realty Corporation and Acacia Research Corporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 15, 2021)

21.1#	List of Subsidiaries
23.1#	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP
23.2#	Consent of Independent Registered Public Accounting Firm, GRANT THORNTON LLP
24.1	Power of Attorney (included in the signature page hereto).
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#
The following financial statements from the Company’s Annual Report on Form 10-K for the years ended December 31, 2021 and 2020, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104#	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
____________________
*The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(c) of Form 10-K.
**    Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24-b-2 of the Securities Exchange Act of 1934, as amended. The omitted material has been separately filed with the Securities and Exchange Commission.
#    Filed herewith.
†The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Acacia Research Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, regardless of any general incorporation language contained in any filing.

(c)Other financial statement schedules.
Not applicable.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated: March 31, 2022	By:	/s/ Clifford Press
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

Signature	Title	Date

/s/ Clifford Press	President and Chief Executive Officer	March 31, 2022
Clifford Press	(Principal Executive Officer)

/s/ Richard Rosenstein	Chief Financial Officer	March 31, 2022
Richard Rosenstein	(Principal Financial Officer)

/s/ Kirsten Hoover	Corporate Controller	March 31, 2022
Kirsten Hoover	(Principal Accounting Officer)

/s/ Isaac Kohlberg	Director	March 31, 2022
Isaac Kohlberg

/s/ Maureen O'Connell	Director	March 31, 2022
Maureen O'Connell

/s/ Jonathan Sagal	Director	March 31, 2022
Jonathan Sagal

/s/ Katharine Wolanyk	Director	March 31, 2022
Katharine Wolanyk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Acacia Research Corporation
New York, NY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Acacia Research Corporation (the “Company”) as of December 31, 2021, the related consolidated statements of operations, series A redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value measurements of the Series A and B Warrants and embedded derivative liabilities in the Series A Redeemable Convertible Preferred Stock.
As described further in Note 11 to the consolidated financial statements, the Series A and B Warrants are recorded at fair value using the Black-Scholes option-pricing model. The embedded derivative liabilities in the Series A Redeemable Convertible Preferred Stock (embedded derivative) are recorded at fair value using a binomial model. The Black Scholes option-pricing model and the binomial model require management to make significant assumptions, which include the determination of volatility and credit spread (binomial model only).

We identified the fair value measurements of the Series A and B Warrants and embedded derivative as a critical audit matter. The principal consideration for our determination is management’s significant judgment related to the assumptions of volatility and credit spread. Auditing these significant assumptions involved subjective auditor judgment and the use of our valuation specialist.
The primary procedures we performed to address this critical audit matter included:
•Utilizing personnel with specialized knowledge and skills in valuation to evaluate the reasonableness of the Company’s assumptions by: (1) comparing volatility and credit spread assumptions against available market data and historical amounts and (2) validating the mathematical accuracy of the models by performing an independent calculation and comparing to management’s concluded valuations.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2021.

New York, NY
March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Acacia Research Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Acacia Research Corporation and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, series A redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We served as the Company’s auditor from 2007 to 2021.
Newport Beach, California
March 29, 2021 (except for Notes 7, 19 and 20, as to which the date is March 31, 2022)

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$308,943	$165,546
Equity securities at fair value	361,778	109,103
Equity securities without readily determinable fair value	5,816	143,257
Investment securities - equity method investments	30,934	30,673
Investment at fair value	—	2,752
Accounts receivable, net	9,517	506
Inventories	8,930	—
Prepaid expenses and other current assets	4,764	5,832
Total current assets	730,682	457,669

Long-term restricted cash	418	35,000
Property, plant and equipment, net	4,183	270
Goodwill	7,470	—
Other intangible assets, net	48,793	16,912
Leased right-of-use assets	2,027	951
Other non-current assets	5,283	505
Total assets	$798,856	$511,307

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,440	$1,019
Accrued expenses and other current liabilities	5,789	3,707
Accrued compensation	4,136	2,265
Royalties and contingent legal fees payable	2,463	2,162
Deferred revenue	1,114	—
Senior Secured Notes Payable	181,248	115,663
Total current liabilities	200,190	124,816

Deferred revenue, net of current portion	581	—
Series A warrant liabilities	11,291	6,640
Series A embedded derivative liabilities	18,448	26,728
Series B warrant liabilities	96,378	52,341
Long-term lease liabilities	2,027	951
Deferred income tax liabilities, net	18,552	—
Other long-term liabilities	6,161	591
Total liabilities	353,628	212,067

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of December 31, 2021 and 2020; aggregate liquidation preference of $35,000 as of December 31, 2021 and 2020	14,753	10,924

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 48,807,748 and 49,279,453 shares issued and outstanding as of December 31, 2021 and 2020, respectively	49	49
Treasury stock, at cost, 5,388,469 and 4,604,365 shares as of December 31, 2021 and 2020, respectively	(47,281)	(43,270)
Additional paid-in capital	648,389	651,416
Accumulated deficit	(181,724)	(330,921)
Total Acacia Research Corporation stockholders' equity	419,433	277,274

Noncontrolling interests	11,042	11,042

Total stockholders' equity	430,475	288,316

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$798,856	$511,307
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2021	2020

Revenues:
Intellectual property operations	$76,043	$29,782
Industrial operations	12,004	—
Total revenues	88,047	29,782

Costs and expenses:
Cost of revenues - intellectual property operations	28,691	24,824
Cost of sales - industrial operations	7,407	—
Engineering and development expenses - industrial operations	200	—
Sales and marketing expenses - industrial operations	1,538	—
General and administrative expenses	35,666	24,476
Total costs and expenses	73,502	49,300
Operating income (loss)	14,545	(19,518)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	87,527	176,173
Gain on sale of equity securities	116,129	7,352
Earnings on equity investment in joint venture	3,530	—
Net realized and unrealized gain	207,186	183,525
Gain on sale of prepaid investment and derivative	—	2,845
Change in fair value of investment	(2,752)	5,474
Gain on sale of investment	3,591	8,187
Change in fair value of the Series A and B warrants and embedded derivatives	(40,408)	(58,238)
Loss on foreign currency exchange	(89)	(4,905)
Interest expense on Senior Secured Notes	(7,922)	(10,136)
Interest income and other	501	838
Total other income	160,107	127,590

Income before income taxes	174,652	108,072

Income tax (expense) benefit	(24,287)	1,159

Net income including noncontrolling interests in subsidiaries	150,365	109,231

Net income attributable to noncontrolling interests in subsidiaries	(1,168)	—

Net income attributable to Acacia Research Corporation	$149,197	$109,231

Income per share:
Net income attributable to common stockholders - Basic	$118,804	$86,846
Weighted average number of shares outstanding - Basic	48,797,290	48,840,829
Basic net income per common share	$2.43	$1.78
Net income attributable to common stockholders - Diluted	$188,224	$84,894
Weighted average number of shares outstanding - Diluted	98,470,870	57,435,128
Diluted net income per common share	$1.91	$1.48
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Year Ended December 31, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$(330,921)	$11,042	$288,316
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	149,197	1,168	150,365
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,168)	(1,168)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,829	—	—	—	(3,829)	—	—	(3,829)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,452)	—	—	(1,452)
Stock options exercised	—	—	60,000	1	—	201	—	—	202
Issuance of common stock for vesting of restricted stock units	—	—	28,834	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	223,565	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	0	—	—	2,053	—	—	2,053
Repurchase of common stock	—	—	(784,104)	(1)	(4,011)	—	—	—	(4,012)
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Year Ended December 31, 2020
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	350,000	$8,089	50,370,987	$50	$(39,272)	$652,003	$(439,656)	$1,833	$174,958
Net income attributable to Acacia Research Corporation	—	—	—	—	—	—	109,231	—	109,231
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	2,835	—	—	—	(2,835)	—	—	(2,835)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,382)	—	—	(1,382)
Stock options exercised	—	—	13,333	—	—	48	—	—	48
Issuance of common stock for vesting of restricted stock units	—	—	14,354	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	565,316	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	—	—	1,662	—	—	1,662
Repurchase of common stock	—	—	(1,684,537)	(1)	(3,998)	—	—	—	(3,999)
Dissolution of Acacia Intellectual Property Fund, L.P.	—	—	—	—	—	1,920	(496)	(1,424)	—
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(409)	(409)
Acquisition of MalinJ1	—	—	—	—	—	—	—	11,042	11,042
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$(330,921)	$11,042	$288,316
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2021	2020

Cash flows from operating activities:
Net income including noncontrolling interests in subsidiaries	$150,365	$109,231
Adjustments to reconcile net income including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Change in fair value of investment, net	2,752	(5,474)
Gain on sale of investment	(3,591)	(8,187)
Depreciation and amortization	10,688	4,800
Amortization of debt discount and issuance costs	110	7,051
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	(8,280)	8,754
Change in fair value of Series A warrants	4,651	3,072
Change in fair value of Series B warrants	44,037	46,412
Compensation expense for share-based awards	2,053	1,662
Loss on foreign currency exchange	89	4,905
Change in fair value of equity securities	(87,527)	(176,173)
Gain on sale of equity securities	(116,129)	(7,352)
Gain on sale of prepaid investment and derivative	—	(2,845)
Earnings on equity investment in joint venture	(3,530)	—
Changes in assets and liabilities:
Accounts receivable	(747)	5
Inventories	1,906	—
Prepaid expenses and other assets	(78)	(2,919)
Accounts payable and accrued expenses	760	(2,546)
Royalties and contingent legal fees payable	301	(16)
Deferred revenue	(246)	—
Deferred income tax liabilities	15,742	—
Net cash provided by (used in) operating activities	13,326	(19,620)

Cash flows from investing activities:
Acquisition, net of cash acquired (Note 3)	(33,250)	—
Patent acquisition	(21,000)	(13,780)
Sale of investment at fair value	3,591	12,409
Purchases of equity securities	(66,624)	(46,492)
Sales of equity securities	154,784	228,873
Maturities and sales of debt securities	—	118,459
Cash distributed for notes receivable	(4,021)	—
Acquisition of Life Sciences Portfolio equity securities	—	(280,263)
Distributions received from equity investment in joint venture	2,362	—
Distributions to noncontrolling interests in operating subsidiary	—	(409)
Purchases of property and equipment	(91)	(199)
Net cash provided by investing activities	35,751	18,598

Cash flows from financing activities:
Repurchase of common stock	(4,012)	(3,998)
Issuance of Senior Secured Notes, net of lender fee	115,000	110,437
Paydown of Senior Secured Notes	(50,000)	—
Senior Secured Notes issuance costs paid to other parties	—	(496)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,452)	(1,382)
Issuance of Series B warrants	—	4,600
Proceeds from exercise of stock options	202	48
Net cash provided by financing activities	59,738	109,209

Increase in cash and cash equivalents and restricted cash	108,815	108,187

Cash and cash equivalents and restricted cash, beginning	200,546	92,359

Cash and cash equivalents and restricted cash, ending	$309,361	$200,546

Supplemental schedule of cash flow information:
Interest paid	$7,336	$1,259
Income taxes paid (refunded)	25	(3,482)
Noncash investing and financing activities:
Patent acquisition in exchange of notes receivable	4,000	—
Patent acquisition accrued liabilities	5,000	—
Distribution to noncontrolling interests in subsidiaries	1,168	—
The accompanying notes are an integral part of these consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Acacia Research Corporation (the “Company,” “we,” “us,” or "our") is a permanent capital platform that purchases businesses based on the differentials between public and private market valuations. We use a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
Our focus to date has been on companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
We operate our business based on three key principles of People, Process and Performance and have built a management team with demonstrated expertise in Research, Transactions and Execution, and Operations and Management of our targeted acquisitions.
We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio,” in June 2020. As of December 31, 2021, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.
Intellectual Property Operations – Patent Licensing, Enforcement and Technologies Business
Acacia invests in intellectual property and related absolute return assets and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
Our Intellectual Property Operations business depends upon the identification and investment in new patents, inventions and companies that own IP through our relationships with inventors, universities, research institutions, technology companies and others. If Acacia’s operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and/or revenue growth.
During the year ended December 31, 2021, Acacia obtained control of one new patent portfolio. During 2020, Acacia obtained control of five new patent portfolios.
Industrial Operations Acquisition
On October 7, 2021, we consummated our first operating company acquisition of Printronix Holding Corporation and subsidiaries (“Printronix”). Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. This acquisition was made at what we believe to be an attractive purchase price, and we are now supporting existing management in its execution of strategic partnerships to generate growth.
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through December 31, 2021. Refer to Note 3 for additional information.
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
Correction of Immaterial Error
In connection with the preparation of the Company’s consolidated financial statements during the year ended December 31, 2021, the Company identified and recorded an adjustment to the current and prior periods related to the estimated amortization period of deferred debt issuance costs. The Company evaluated the error and determined that the related impact did not materially misstate previously issued consolidated financial statements. Although the Company concluded that the misstatement was not material to its previously issued consolidated financial statements, the Company has determined it is appropriate to revise its previously issued consolidated financial statements to correct for the error. Refer to Note 20 for additional information including a summary of the adjustments to certain previously reported financial information.
Principles of Consolidation
The consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations. Refer to the Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity for total noncontrolling interests.
In 2020, in connection with the transaction with Link Fund Solutions Limited, which is more fully described in Note 4, the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia, is the majority shareholder of MalinJ1.
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
Segment Reporting
The Company uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. Refer to Note 19 for additional information regarding our two reportable business segments: Intellectual Property Operations and Industrial Operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, estimates of variable consideration for revenue, including sales returns, the valuation of equity securities without readily determinable fair value, the determination of excess and obsolete inventories, bad debt allowances and product warranty liabilities, the valuation of Series A redeemable convertible preferred stock (the “Series A Redeemable Convertible Preferred Stock”), embedded derivatives, Series A warrants (the “Series A Warrants”) and Series B warrants (the “Series B Warrants”), stock-based compensation expense, impairment of goodwill, patent-related and other intangible assets, the determination of the economic useful life of amortizable intangible assets, and income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.
Revenue Recognition
Intellectual Property Operations
Acacia's revenue is recognized upon transfer of control (i.e., by the granting) of promised bundled IP Rights and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those IP Rights. Revenue contracts that provide promises to grant the right to use IP Rights as they exist at the point in time at which the IP Rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.
For the periods presented, revenue contracts executed by Acacia primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by Acacia. Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, which provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring License Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio or sales of our patent portfolio. IP Rights granted included the following, as applicable: (i) the grant of a non-exclusive, future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were generally perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to grant combined items to which the promised IP Rights are inputs and (ii) the Company's promise to grant each individual IP right described above to the customer is not separately identifiable from other promises to grant IP Rights in the contract.
Since the promised IP Rights are not individually distinct, Acacia combined each individual IP Right in the contract into a bundle of IP Rights that is distinct, and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. Acacia’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. Acacia’s operating subsidiaries have no further obligation with respect to the grant of IP Rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the IP Rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 15-90 days of execution of the contract, or the end of the quarter in which the sale or usage occurs for Recurring License Revenue Agreements. Contractual payments made by licensees are generally non-refundable.
For sales-based royalties from Recurring License Revenue Agreements, Acacia includes in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Notwithstanding, revenue is recognized for a sales-based royalty promised in exchange for a license of IP Rights when the later of (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied. Estimates are generally based on historical levels of activity, if available.
Revenues from contracts with significant financing components (either explicit or implicit) are recognized at an amount that reflects the price that a licensee would have paid if the licensee had paid cash for the IP Rights when they are granted to the licensee. In determining the transaction price, Acacia adjusts the promised amount of consideration for the effects of the time value of money. As a practical expedient, Acacia does not adjust the promised amount of consideration for the effects of a significant financing component if Acacia expects, at contract inception, that the period between when the entity grants promised IP Rights to a customer and when the customer pays for the IP Rights will be one year or less.
In general, Acacia is required to make certain judgments and estimates in connection with the accounting for revenue contracts with customers. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services, evaluating whether a license transfers to a customer at a point in time or over time, allocating the transaction price to separate performance obligations, determining whether contracts contain a significant financing component, and estimating revenues recognized at a point in time for sales-based royalties.
License revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2021	2020
	(In thousands)
Paid-up license revenue agreements	$73,585	$28,389
Recurring License Revenue Agreements	2,458	1,393
Total	$76,043	$29,782
Industrial Operations
Printronix recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services. To determine the transaction price, Printronix estimates the amount of consideration to which it expects to be entitled in exchange for transferring promised goods or services to a customer. Elements of variable consideration are estimated at the time of sale which primarily include product rights of return, rebates, price protection and other incentives that occur under established sales programs. These estimates are developed using the expected value or the most likely amount method and are reviewed and updated, as necessary, at each reporting period. Revenues, inclusive of variable consideration, are recognized to the extent it is probable that a significant reversal recognized will not occur in future periods. The provision for returns and sales allowances is determined by an analysis of the historical rate of returns and sales allowances over recent quarters, and adjusted to reflect management’s future expectations.
Printronix enters into contract arrangements that may include various combinations of tangible products (which include printers, consumables and parts) and services, which are generally capable of being distinct and accounted for as separate performance obligations. Printronix evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires judgement, and the decision to combine a group of contracts or separate the combined or single contract into multiple distinct performance obligations may impact the amount of revenue recorded in a reporting period. Printronix deems performance obligations to be distinct if the customer can benefit from the product or service on its own or together with readily available resources (i.e. capable of being distinct) and if the transfer of products or services is separately identifiable from other promises in the contract (i.e. distinct within the context of the contract).
For contract arrangements that include multiple performance obligations, Printronix allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices for each performance obligation. In general, standalone selling prices are observable for tangible products and standard software while standalone selling prices for repair and maintenance services are developed with an expected cost-plus margin or residual approach. Regional pricing, marketing strategies and business practices are evaluated to derive the estimated standalone selling price using a cost-plus margin methodology.
Printronix recognizes revenue for each performance obligation upon transfer of control of the promised goods or services. Control is deemed to have been transferred when the customer has the ability to direct the use of and has obtained substantially all of the remaining benefits from the goods and services. The determination of whether control transfers at a point in time or over time requires judgment and includes consideration of the following: 1) the customer simultaneously receives and consumes the benefits provided as Printronix performs its promises, 2) the performance creates or enhances an asset that is under control of the customer, 3) the performance does not create an asset with an alternative use to Printronix, and 4) Printronix has an enforceable right to payment for its performance completed to date.
Revenues for products are generally recognized upon shipment, whereas revenues for services are generally recognized over time, assuming all other criteria for revenue recognition have been met. Incremental costs of obtaining a contract are expensed as incurred. Service revenue commissions are tied to the revenue recognized during the current year of the related sale.
Printronix offers printer-maintenance services through service agreements that customers may purchase separately from the printer. These agreements commence upon expiration of the standard warranty period. Printronix provides the point-of-customer-contact, dispatches calls and sells the parts used for printer repairs to service providers. Printronix contracts third parties to perform the on-site repair services at the time of sale which covers the period of service at a set amount. The maintenance service agreements are separately priced at a stand-alone value. For those transactions in which maintenance service agreements are purchased concurrently with the purchase of printers, the revenue is deferred based on the selling price, which approximates the stand-alone value for separately sold maintenance services agreements. Revenue from maintenance service contracts are recognized on a straight-line basis over the period of each individual contract, which is consistent with the pattern in which the benefit is consumed by the customer.
Printronix's net revenues from October 7, 2021 through December 31, 2021 were comprised of the following (in thousands):

Printers, consumables and parts	$10,934
Services	1,070
Total	$12,004
Refer to Note 19 for additional information regarding net sales to customers by geographic region.
Deferred revenue on the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $800,000 in revenue that was previously included in the beginning balance (October 7, 2021) of deferred revenue during the period from October 7, 2021 through December 31, 2021.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $772,000, inclusive of deferred revenue, as of December 31, 2021. On average, remaining performance obligations as of December 31, 2021 are expected to be recognized over a period of approximately two years.

Cost of Revenues
Intellectual Property Operations
Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, patent maintenance and prosecution costs, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. Cost of revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2021	2020
	(In thousands)
Inventor royalties	$1,142	$7,349
Contingent legal fees	12,074	7,419
Litigation and licensing expenses	5,462	5,683
Amortization of patents	9,851	4,681
Other patent portfolio expense (income)	162	(308)
Total	$28,691	$24,824
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
Inventor royalty and contingent legal agreements generally provide for payment by the Company of contractual amounts 30 days subsequent to the quarter end during which related license fee payments are received from licensees by the Company.
Industrial Operations
Included in cost of sales are inventory costs (refer to "Inventories" below), indirect labor, overhead and warranty costs. Printronix offers both assurance-type and service-type product warranties with varying terms depending on the product, region and customer contracts. Warranty periods range from three months to two years. The provision for warranty costs is determined by applying the historical claims experience and estimated repair costs to the outstanding units under warranty.
The following is a summary of the accrued warranty liabilities for the period from October 7, 2021 through December 31, 2021, which are included in accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheet as of December 31, 2021 (in thousands):

Beginning balance (October 7, 2021)	$260
Estimated future warranty expense	17
Warranty claims settled	(55)
Ending balance	$222

Concentrations
Intellectual Property Operations
Financial instruments that potentially subject Acacia to concentrations of credit risk are cash equivalents and accounts receivable. Acacia places its cash equivalents primarily in highly rated money market funds and investment grade marketable securities. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Acacia has not experienced any significant losses on its deposits of cash and cash equivalents.
Two licensees individually accounted for 66% and 16% of revenues recognized during the year ended December 31, 2021. Three licensees individually accounted for 64%, 10% and 7% of revenues recognized during the year ended December 31, 2020.
Historically, Acacia has not had material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable license revenue arrangement, for the years ended December 31, 2021 and 2020, 69% and 8%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. During the fourth quarter of 2021, Acacia generated substantial revenue from a paid-up licensee domiciled in an Asia-Pacific country. Refer to Note 19 for additional information regarding revenue from customers by geographic region.
Two licensees individually represented approximately 59% and 41% of accounts receivable at December 31, 2021. Two licensees individually represented approximately 62% and 21% of accounts receivable at December 31, 2020.
Industrial Operations
No single Printronix customer accounted for more than 10% of revenue during the period from October 7, 2021 through December 31, 2021. Printronix has foreign operations, refer to Note 19 for additional information regarding net sales to customers by geographic region. Accounts receivable from one customer represented 11% of accounts receivable as of December 31, 2021. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Printronix customer base and by periodic customer credit evaluations performed by Printronix.
No Printronix vendor accounted for 10% or more of purchases during the period from October 7, 2021 through December 31, 2021. Accounts payable to one vendor represented 14% of accounts payable as of December 31, 2021.
Cash and Cash Equivalents
Acacia considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Acacia’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies.

Equity Securities at Fair Value
Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the consolidated statements of operations in other income or (expense). Dividend income is included in other income or (expense). Refer to Note 11 for additional information related to fair value measurements.
Equity securities at fair value for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
December 31, 2021:
Equity securities - Life Sciences Portfolio (Note 4)	$56,037	$262,811	$(1,488)	$317,360
Equity securities	43,822	2,068	(1,472)	44,418
Total	$99,859	$264,879	$(2,960)	$361,778

December 31, 2020:
Equity securities - Life Sciences Portfolio (Note 4)	$32,765	$72,689	$(583)	$104,871
Equity securities	4,086	1,410	(1,264)	4,232
Total	$36,851	$74,099	$(1,847)	$109,103
Debt Securities
Investments in debt securities were reported at fair value on a recurring basis, with related realized and unrealized gains and losses recorded in the consolidated statements of operations in other income or (expense). Realized and unrealized gains and losses were recorded based on the specific identification method. Interest is included in other income or (expense). During the year ended December 31, 2020, we sold our investments in debt securities, resulting in proceeds from the sales and maturities of $118.5 million.
Equity Securities Without Readily Determinable Fair Value
For equity securities that do not have a readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income or (expense). To date, the Company has not recorded any impairments nor upward or downward adjustments on our equity securities without readily determinable fair values held as of December 31, 2021. Refer to Note 4 for additional information.
Equity Method Investments
Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in earnings on equity investment in joint venture in the consolidated statements of operations. Refer to Note 4 for additional information.
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
Investment at Fair Value
On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants). We elected the fair value method for our investment in Veritone, Inc. (“Veritone”) upon acquisition of the investment. Since March 2021, we have no more investment in Veritone stocks and warrants. Refer to Note 5 for additional information.
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
Accounts Receivable and Allowance for Doubtful Accounts
Intellectual Property Operations
Acacia performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for doubtful accounts may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for doubtful accounts established as of December 31, 2021 and 2020.
Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for doubtful accounts is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of December 31, 2021, Printronix's combined allowance for doubtful accounts and allowance for sales returns was $78,000.
Inventories
Printronix's inventories, which include material, labor and overhead costs, are valued at the lower of cost or net realizable value. Cost is determined at standard cost adjusted on a first-in, first-out basis for variances. Cost includes shipping and handling fees and other costs, including freight insurance and customs duties for international shipments, which are subsequently expensed to cost of sales. Printronix evaluates and records a provision to reduce the carrying value of inventory for estimated excess and obsolete stocks based upon forecasted demand, planned obsolescence and market conditions. Refer to Note 6 for additional information.
Long-Term Restricted Cash
Restricted cash relates primarily to the proceeds received from the issuance of Series A Redeemable Convertible Preferred Stock which are held in an escrow account (refer to Note 10). Such amounts were to be released to the Company upon, among other things, (i) the consummation of a suitable investment or acquisition by the Company or (ii) the conversion of Series A Redeemable Convertible Preferred Stock into common stock. During October 2021, the Company consummated a suitable acquisition, and accordingly $35.0 million was released to the Company.
Property, Plant and Equipment
Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal. Refer to Note 7 for additional information. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives of the assets:

Machinery and equipment	2 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	2 to 5 years (Lesser of lease term or useful life of improvement)
Goodwill and Other Intangible Assets
Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. We evaluate goodwill for impairment at least annually. When evaluating goodwill for impairment, we estimate the fair value of the reporting unit. Several methods may be used to estimate a reporting unit’s fair value, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Refer to Notes 3 and 8 for additional information.
Acacia's patents include the cost of patents or patent rights acquired from third-parties or obtained in connection with business combinations. Acacia's patent costs are amortized utilizing the straight-line method over their estimated useful lives, ranging from five to ten years. Refer to Note 8 for additional information.
Printronix's intangible assets consist of trade names and trademarks, patents and customer and distributor relationships. These definite-lived intangible assets, at the time of acquisition, are recorded at fair value and are stated net of accumulated amortization. Printronix currently amortizes the definite-lived intangible assets on a straight-line basis over their estimated useful lives of seven years. Refer to Notes 3 and 8 for additional information.
Leases
The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 13 for additional information.
Impairment of Long-lived Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.
In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. Fair value is generally estimated using the “Income Approach,” focusing on the estimated future net income-producing capability of the patent portfolios over their estimated remaining economic useful life. Estimates of future after-tax cash flows are converted to present value through “discounting,” including an estimated rate of return that accounts for both the time value of money and investment risk factors. Estimated cash inflows are typically based on estimates of reasonable royalty rates for the applicable technology, applied to estimated market data. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, strength of the patent portfolio, technology coverage and other pertinent information that could impact future net cash flows. Refer to Note 8 for additional information.
Series A and B Warrants
The fair value of the Series A and B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Notes 10 and 11 for additional information related to the Series A and B Warrants and their fair value measurements.
Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock issued by the Company in 2019. Refer to Notes 10 and 11 for additional information related to the embedded derivatives and their fair value measurements.
Contingent Liabilities
The Company, from time to time, is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and the Company’s analysis of potential outcomes, if the Company determines that a loss arising from such matters is probable and can be reasonably estimated, an estimate of the contingent liability is recorded in its consolidated financial statements. If only a range of estimated loss can be determined, an amount within the range that, based on estimates, assumptions and judgments, reflects the most likely outcome, is recorded as a contingent liability in the consolidated financial statements. In situations where none of the estimates within the estimated range is a better estimate of probable loss than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Litigation expenses for these types of contingencies are recognized in the period in which the litigation services were provided. Refer to Note 13 for additional information.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivables and current liabilities approximates their fair values due to their short-term maturities.
Fair Value Measurements
U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Refer to Note 11 for additional information.

Treasury Stock
Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock in the consolidated balance sheets. Refer to Note 14 for additional information.
Engineering and Development
Engineering and development costs are expensed as incurred and consist of labor, supplies, consulting and other costs related to developing and improving Printronix's products.
Advertising
Printronix expenses advertising costs, including promotional literature, brochures and trade shows, as incurred. Advertising expense was approximately $52,000 during the period from October 7, 2021 through December 31, 2021, and is included in sales and marketing expenses in the 2021 consolidated statement of operations.
Stock-Based Compensation
The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is generally one to three years. The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. Refer to Note 15 for additional information.
Foreign Currency Gains and Losses
In connection with our Printronix business, the U.S. dollar is the functional currency for all of the foreign subsidiaries. Transactions that are recorded in currencies other than the U.S. dollar may result in transaction gains or losses at the end of the reporting period and when trade receipts and payments occur. For these subsidiaries, the assets and liabilities have been re-measured at the end of the period for changes in exchange rates, except inventories and property, plant and equipment, which have been remeasured at historical average rates. The consolidated statements of operations have been reevaluated at average rates of exchange for the reporting period, except cost of sales and depreciation, which have been reevaluated at historical rates. All foreign currency exchange activity is recorded in the consolidated statements of operations.
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
Under U.S. GAAP, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Refer to Note 17 for additional information.
Income Per Share
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
Basic net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury stock method or the as-converted method, or the two-class method for participating securities, whichever is more dilutive. Potentially dilutive common stock equivalents consist of stock options, restricted stock units, unvested restricted stock, Series A Redeemable Convertible Preferred Stock, Series A Warrants and Series B Warrants. Refer to Note 18 for additional information.
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
Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in these updates will be effective for the Company on January 1, 2023, with early adoption permitted. Management is currently evaluating the impact that the amendments in these updates may have on the Company’s consolidated financial statements.
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

3. ACQUISITION
On October 7, 2021, we entered into a Stock Purchase Agreement and acquired all of the issued and outstanding shares of capital stock of Printronix. Printronix became a consolidated subsidiary of our operations as of this date. Printronix provides multi-technology printing solutions for the industrial, financial and logistics transportation industries. Printronix is engaged in the business of selling (i) line matrix printers, serial dot matrix printers, impact printers and related consumables and parts, (ii) continuous form paper, (iii) printer management tools and (iv) services related to the foregoing throughout the world. The products are generally used in industrial settings such as manufacturing plants and distribution centers. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore, and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances.
The following unaudited pro forma summary presents consolidated information, as if the business combination had occurred on January 1, 2020:

	Years Ended December 31,
	2021	2020
	(Unaudited, in thousands)
Pro forma:
Revenues	$119,725	$67,663
Net income attributable to Acacia Research Corporation	153,641	106,919
We had material, nonrecurring pro forma adjustments directly attributable to the business combination included in the above pro forma revenues and net income. These adjustments included an increase of $2.8 million in property and equipment related to the finalization of the valuations and an increase of $1.9 million related to finished goods inventory. The adjustments also included a decrease of $557,000 in deferred revenue. In 2021, we incurred $457,000 of acquisition-related costs. These expenses are included in general and administrative expenses for the year ended December 31, 2021 and are reflected in pro forma net income for the year ended December 31, 2020, in the table above.

The following table summarizes the consideration transferred to acquire Printronix and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred:
Cash	$35,937
Transaction expenses paid to Sellers	1,405
Other purchase price adjustments	(200)
Total consideration	37,142

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	3,892
Trade receivables	8,281
Inventories	10,837
Prepaid expenses and other current assets	2,786
Property, plant and equipment, net	4,261
Leased right-of-use assets	1,590
Customer relationships	5,300
Trade names and trademarks	3,430
Patents	3,400
Other assets	752
Trade and other payables	(7,849)
Deferred revenue	(1,941)
Long-term lease liabilities	(1,590)
Other long-term liabilities	(3,477)
Total identifiable net assets	29,672
Goodwill	$7,470
Intangible Assets and Liabilities
As of December 31, 2021, management has finalized the valuations of all acquired assets and liabilities assumed in the acquisition. Goodwill of $7.5 million represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The goodwill recognized is primarily attributed to the assembled workforce of Printronix and new customer relationships that did not exist at the time of the transaction. None of the goodwill resulting from the acquisition is deductible for tax purposes. All of the goodwill acquired is allocated to the Printronix reporting unit. Other intangible assets include $5.3 million of customer relationships, $3.4 million of patents, and $3.4 million of trade names and trademarks, all with weighted average useful lives of 7 years. Refer to Note 8 for additional information.
The fair values of all intangibles were estimated using the income approach. Specifically, the multi-period excess earnings method was applied in the valuation of the customer relationships, and the relief-from-royalty method was applied in the valuation of the patents and trade names. These fair value measurements are based on significant inputs unobservable in the market and, therefore, represent a Level 3 measurement as defined in ASC 820. The key assumptions in applying the multi-period excess earnings method include the discount rate, attrition rate, estimated profit margin and contributory asset charges. The key assumptions in applying the relief-from-royalty method include the applicable projected revenues, discount rate, remaining economic life or rate of obsolescence and estimated royalty rate. Refer to Note 11 for additional information related to fair value measurements.
4. EQUITY SECURITIES PORTFOLIO INVESTMENT
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. As of December 31, 2021 and 2020, the total fair value of the remaining Life Sciences Portfolio investment was $343.1 million and $267.8 million, respectively.
During the year ended December 31, 2020, Seller returned a total of £4.5 million of the Company’s prepaid investment upon the failure to obtain the approval of the existing equity holders, pursuant to their rights of first refusals, of one of the companies in connection with the transfer of its securities. In addition, due to an ownership restriction applicable to one of the companies, the Company sold a small portion of an equity securities derivative for £33,000 before the remaining shares of such company could be transferred to us. The Company recognized a net gain of $2.8 million related to the returned prepaid investments and sale of the derivative.
Changes in the fair value of Acacia’s investment in the Life Sciences Portfolio are recorded as unrealized gains or losses in the consolidated statements of operations. The consolidated statements of operations reflected the following net realized and unrealized gains from our Life Sciences Portfolio:

	Years Ended December 31,
	2021	2020
	(In thousands)
Change in fair value of equity securities of public companies	$188,875	$72,104
Change in fair value of equity securities without readily determinable fair value	—	103,751
Conversion of equity securities without readily determinable fair value to equity securities of public companies	(102,067)	—
Gain (loss) on sale of equity securities of public companies	115,172	(3,930)
Gain on sale of prepaid investment and derivative	—	2,845
Net realized and unrealized gain	$201,980	$174,770
On October 13, 2021, Adaptix Limited issued $4.0 million in limited unsecured notes due in 2026 to Ratcliffe 2 Ltd., a subsidiary of Merton Healthcare Holdco II LLC. The interest rate on the notes is 8 percent per year. During the year ended December 31, 2021, we recorded $69,000 in interest income related to the notes. The receivable was $4.0 million and is included in other non-current assets on the consolidated balance sheet as of December 31, 2021.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. During the year ended December 31, 2021, our consolidated earnings on equity investment was $3.5 million, included in the consolidated statement of operations, and distributions received amounted to approximately $2.4 million to Acacia and approximately $1.2 million to noncontrolling interests.
5. INVESTMENT AT FAIR VALUE
During 2016 and 2017, Acacia made certain investments in Veritone. As a result of these transactions, Acacia received an aggregate total of 4,119,521 shares of Veritone common stock and warrants to purchase a total of 1,120,432 shares of Veritone common stock at an exercise price of $13.61 per share expiring between 2020 and 2027.
During 2018, Acacia sold 2,700,000 shares Veritone common stock and recorded a realized loss of $19.1 million. During 2019, Acacia sold 1,121,071 shares Veritone common stock and recorded a realized loss of $9.2 million. During the year ended December 31, 2020, Acacia sold all remaining 298,450 shares of Veritone common stock and recorded a realized loss of $3.3 million. During the year ended December 31, 2020, Acacia exercised 963,712 warrants and recorded a realized gain of $11.5 million. During the year ended December 31, 2021, Acacia exercised all remaining 156,720 warrants and recorded a realized gain of $3.6 million. The Company no longer has an investment in Veritone common stock and warrants.
Unrealized and realized gains or losses from our investment in Veritone are recorded in the change in fair value of investment and gain on sale of investment, respectively, in the consolidated statements of operations. The consolidated statements of operations reflected the following net realized and unrealized gains:

	Years Ended December 31,
	2021	2020
	(In thousands)
Change in fair value of investment, warrants	$(2,752)	$1,996
Change in fair value of investment, common stock	—	3,478
Gain on sale of investment, warrants	3,591	11,503
Loss on sale of investment, common stock	—	(3,316)
Net realized and unrealized gain	$839	$13,661
6. INVENTORIES
Printronix's inventories consisted of the following:

December 31,
2021
(In thousands)
Raw materials	$3,207
Subassemblies and work in process	1,712
Finished goods	4,011
Inventories	$8,930

7. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Machinery and equipment	$2,077	$—
Furniture and fixtures	1,036	144
Computer hardware and software	614	152
Leasehold improvements	1,034	120
	4,761	416
Accumulated depreciation and amortization	(578)	(146)
Property, plant and equipment, net	$4,183	$270
Total depreciation and amortization expense in the consolidated statements of operations was $438,000 and $119,000 for the years ended December 31, 2021 and 2020, respectively. Our Intellectual Property Operations includes depreciation and amortization in general and administrative expenses, and our Industrial Operations, for the period from October 7, 2021 through December 31, 2021, allocates depreciation and amortization to all applicable operating expense categories.
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

Year Ended December 31,
2021
(In thousands)
Beginning balance	$—
Acquisition of business	7,470
Impairment losses	—
Ending balance	$7,470
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 3 for additional information related to the Printronix acquisition.
Other intangible assets, net consisted of the following:

	December 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(294,341)	$37,062
Industrial operations	7 years	3,400	(112)	3,288
Total patents		334,803	(294,453)	40,350
Customer relationships - industrial operations	7 years	5,300	(174)	5,126
Trade name and trademarks - industrial operations	7 years	3,430	(113)	3,317
Total		$343,533	$(294,740)	$48,793

	December 31, 2020
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	7 years	$336,834	$(319,922)	$16,912
Total patents		$336,834	$(319,922)	$16,912
Total intangible asset amortization expense in the consolidated statements of operations was $10.3 million and $4.7 million for the years ended December 31, 2021 and 2020, respectively. The Company did not record charges related to the impairment of intangible assets for the years ended December 31, 2021 and 2020. There was approximately $152,000 in accelerated amortization of intangible assets for the year ended December 31, 2021 and none in 2020. During 2021, Acacia reduced its gross patent costs and accumulated amortization by approximately $35.0 million for patents that were fully amortized. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization, for the period from October 7, 2021 through December 31, 2021, is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
2022	$12,136
2023	12,068
2024	10,692
2025	8,348
2026	2,483
Thereafter	3,066
Total	$48,793
During the year ended December 31, 2021, Acacia accrued certain patent and patent rights acquisition costs, of which $5.0 million is due February 18, 2023. Such amount is included in other long-term liabilities in the consolidated balance sheet as of December 31, 2021.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Accrued legal expenses	$—	$2,284
Customer deposit	3,000	—
Income taxes payable	506	—
Product warranty liability, current	84	—
Service contract costs	307	—
Short-term lease liability	935	589
Other accrued liabilities	957	834
Total	$5,789	$3,707

10. STARBOARD INVESTMENT
Series A Redeemable Convertible Preferred Stock
On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (“Starboard”) and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Buyers”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5 million shares of the Company’s common stock to the Buyers. The Securities Purchase Agreement also established the terms of certain senior secured notes and additional Series B Warrants which may be issued to Starboard in the future. On June 4, 2020, the Company entered into a Supplemental Agreement, as defined below under “Senior Secured Notes”, with certain contractual agreements affecting the Series A Redeemable Convertible Preferred Stock, reflected below.
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
Holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of May 15, 2022 through August 15, 2022, provided that there is not outstanding at least $50.0 million aggregate principal of senior secured notes to the Buyers pursuant to the Securities Purchase Agreement at the time of the redemption. Holders also have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of November 15, 2024 through February 15, 2025. Additionally, holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock upon the occurrence of (i) a change of control or (ii) various other triggering events, such as the suspension from trading or delisting of the Company’s common stock. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the holders, the redemption price may include a make-whole amount or a stated premium, depending on the redemption scenario.
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
The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Buyers agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. During October 2021, the Company consummated a suitable acquisition, accordingly $35.0 million was released to the Company from escrow (refer to Note 3). Upon consummation of the approved acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There are no accrued and unpaid dividends as of December 31, 2021.

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
The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the years ended December 31, 2021 and 2020 was $3.8 million and $2.8 million, respectively.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. As of December 31, 2021 and 2020, the fair value of the Series A embedded derivative was $18.4 million and $26.7 million, respectively.
Series A Warrants
On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued detachable Series A Warrants to acquire up to 5 million shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million upon issuance. The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of December 31, 2021 and 2020, the fair value of the Series A Warrants was $11.3 million and $6.6 million, respectively. As of December 31, 2021, the Series A Warrants have not been exercised.
The Series A Warrants are classified as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity", as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.
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
In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. As of December 31, 2021, the Series B Warrants have not been exercised.
The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of December 31, 2021 and 2020, the fair value of the Series B Warrants was $96.4 million and $52.3 million, respectively.
The Series B Warrants are classified as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity", as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.
Senior Secured Notes
On June 4, 2020, pursuant to the Securities Purchase Agreement dated November 18, 2019 with Starboard and the Buyers, the Company issued $115.0 million in Notes to the Buyers. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard (the “Supplemental Agreement”), as discussed further below.
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
Because the New Notes are to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees and $0.5 million in other issuance costs associated with the issuance of the Notes. The $4.6 million of lender fees were initially recognized as long-term deferred debt issuance costs and were included in other non-current assets in the consolidated balance sheets up to and as of September 30, 2021, and were to be amortized to interest expense until November 15, 2027, the original maturity/expiration date of the transactions governed by the Starboard investment. During the fourth quarter of 2021, it was determined the correct deferred debt issuance costs amortization period was the approximate seven month period ended December 31, 2020, the initial redemption date of the Notes. Accordingly, the Company has adjusted the related prior period consolidated financial statements to reflect this correction. Refer to Note 20 "Correction of Immaterial Error" for additional information. The $0.5 million issuance costs are recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. There was $1,338,000 and $863,000 accrued and unpaid interest on the New Notes as of December 31, 2021 and 2020, respectively.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June and September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard Value. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. The total principal amount outstanding of New Notes as of December 31, 2021 and 2020 was $180.0 million and $115.0 million, respectively. The New Notes interest rate remains at 6.00% per annum as of December 31, 2021. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million.
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
The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the years ended December 31, 2021 and 2020, $103,000 and $1.2 million, respectively, was amortized to interest expense. As of December 31, 2021, $68,000 is remaining to be amortized until the maturity date of April 15, 2022.

11. FAIR VALUE MEASUREMENTS
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
(i)Level 1 - Observable Inputs:  Quoted prices in active markets for identical investments;
(ii)Level 2 - Pricing Models with Significant Observable Inputs:  Other significant observable inputs, including quoted prices for similar investments, interest rates, credit risk, etc.; and
(iii)Level 3 - Unobservable Inputs:  Unobservable inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Management estimates include certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs, including the entity’s own assumptions in determining the fair value of derivatives and certain investments.
Whenever possible, the Company is required to use observable market inputs (Level 1) when measuring fair value. In such cases, the level at which the fair value measurement falls is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input requires judgment and considers factors specific to the asset or liability being measured. In certain cases, inputs used to measure fair value may fall into different levels of the fair value hierarchy.
The Company holds the following types of financial instruments at fair value on a recurring basis as of December 31, 2021 and 2020:
Equity Securities at Fair Value. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. At December 31, 2021, our Level 2 equity securities include an investment measured with an applied pricing model that includes significant observable inputs to the public company common stock value. The fair value of this Level 2 equity security investment as of December 31, 2021 was estimated based on a discount of 3 percent determined using the following significant inputs to the pricing model: expected term of restriction of 3 months and volatility of approximately 45 percent.
Investments at Fair Value - Warrants. Acacia’s equity investment in Veritone warrants was recorded at fair value based on the Black-Scholes option-pricing model (Level 2). Refer to Note 5 for additional information.
Series A Warrants. Series A Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in estimate with regard to the calculation of the volatility assumption used in the Black-Scholes option-pricing model. As a result, the Series A Warrants are now measured as Level 3 as opposed to Level 2 as measured previously. The fair value of the Series A Warrants as of December 31, 2021 was estimated based on the following significant assumptions: volatility of 30 percent, risk-free rate of 1.33 percent, term of 5.79 years and a dividend yield of 0 percent. The fair value of the Series A Warrants as of December 31, 2020 was estimated based on the following significant assumptions: volatility of 29 percent, risk-free rate of 0.62 percent, term of 6.79 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Series B Warrants. Series B Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique used to value the Series B Warrants as of December 31, 2020. The fair value of the Series B Warrants as of December 31, 2021 was estimated based on the following significant assumptions: (1) volatility of 30 percent, risk-free rate of 1.34 percent, term of 5.88 years and a dividend yield of 0 percent, and (2) volatility of 25 percent, risk-free rate of 0.25 percent, term of 0.65 years and a dividend yield of 0 percent. The fair value of the

Series B Warrants as of December 31, 2020 was estimated based on the following significant assumptions: (1) volatility of 29 percent, risk-free rate of 0.63 percent, term of 6.87 years, a dividend yield of 0 percent and a discount for lack of marketability of 10.00 percent, and (2) volatility of 50 percent, risk-free rate of 0.12 percent, term of 1.65 years, a dividend yield of 0 percent and a discount for lack of marketability of 10.00 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Embedded derivative liabilities. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock issued by the Company in 2019 (Level 3). The binomial model utilizes the Tsiveriotis and Fernandes implementation in which a convertible instrument is split into two separate components within a single lattice framework: a cash-only component which is subject to the selected risk-adjusted discount rate and an equity component which is subject only to the risk-free rate. The model considers the (i) implied volatility of the value of our common stock, (ii) appropriate risk-free interest rate, (iii) credit spread, (iv) dividend yield, (v) dividend accrual (and a step-up in rates), and (vi) event probabilities of the various conversion and redemption scenarios.
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. The selected volatility, as described below, represents a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2021 are as follows: volatility of 30 percent, risk-free rate of 1.30 percent, term of 5.87 years , a dividend yield of 0 percent and a discount rate of 9.60 percent. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2020 are as follows: volatility of 29 percent, risk-free rate of 0.62 percent, term of 6.87 years, a discount rate of 19.25 percent and a dividend yield of 0 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
December 31, 2021:
Equity securities at fair value	$113,630	$248,148	$—	$361,778
Total	$113,630	$248,148	$—	$361,778

December 31, 2020:
Equity securities at fair value	$109,103	$—	$—	$109,103
Investment at fair value - warrants	—	2,752	—	2,752
Total	$109,103	$2,752	$—	$111,855

Liabilities
December 31, 2021:
Series A warrants	$—	$—	$11,291	$11,291
Series A embedded derivative liabilities	—	—	18,448	18,448
Series B warrants	—	—	96,378	96,378
Total	$—	$—	$126,117	$126,117

December 31, 2020:
Series A warrants	$—	$6,640	$—	$6,640
Series A embedded derivative liabilities	—	—	26,728	26,728
Series B warrants	—	—	52,341	52,341
Total	$—	$6,640	$79,069	$85,709
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2019	$—	$17,974	$—	$17,974
Issuance of Series B warrants	—	—	4,600	4,600
Remeasurement to fair value	—	8,754	47,741	56,495
Balance at December 31, 2020	—	26,728	52,341	79,069
Transfer to Level 3	6,640	—	—	6,640
Remeasurement to fair value	4,651	(8,280)	44,037	40,408
Balance at December 31, 2021	$11,291	$18,448	$96,378	$126,117
In accordance with U.S. GAAP, from time to time, the Company measures certain assets at fair value on a nonrecurring basis. The Company reviews the carrying value of equity securities without readily determinable fair value, equity method investments and patents on a quarterly basis for indications of impairment, and other long-lived assets at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required. In connection with our Printronix acquisition, nonrecurring Level 3 valuations were performed for certain intangible assets, refer to Note 3 for additional information.

12. RELATED PARTY TRANSACTIONS
During 2019, Acacia purchased shares of common stock of Drive Shack, Inc. (“Drive Shack”) for an aggregate purchase price of $2.4 million. At the time, Drive Shack and Clifford Press, Chief Executive Officer and director of Acacia, were related parties as Mr. Press was a board member of Drive Shack until June 2021. The market value of the investment was $1.4 million as of December 31, 2020. During the year ended December 31, 2021, Acacia sold its investment receiving proceeds of $1.8 million and recognized a loss of $515,000.
The Company reimbursed an aggregate amount of $408,000 as of December 31, 2021 to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company.
13. COMMITMENTS AND CONTINGENCIES
Facility Leases
Acacia primarily leases office facilities under operating lease arrangements that will end in various years through February 2025.
On June 7, 2019, Acacia entered into a building lease agreement with Jamboree Center 4 LLC. Pursuant to the lease, we have leased approximately 8,293 square feet of office space in Irvine, California. The lease commenced on August 1, 2019. The term of the lease is 60 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, we have leased approximately 4,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the lease is 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlords’ substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date is February 28, 2025.
Printronix conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through February 2028. The significant Printronix leases are as follows:
•On November 10, 2020, Printronix entered into a building lease agreement with PPC Irvine Center Investment, LLC for office space in Irvine, California. The lease commenced on April 1, 2021. The term of the lease is 65 months from the commencement date, provides for annual rent increases and provides the right to early terminate the lease under certain circumstances, as well as extend the lease term.
•On September 30, 2019, Printronix entered into a building lease agreement with Dynamics Sing Sdn. Bhd for warehouse/manufacturing space in Johor, Malaysia. The lease commenced on December 29, 2019. The term of the lease is 48 months from the commencement date, has no annual rent increases and provides the right to early terminate or extend our lease term. The Malaysia factory lease has two renewal options for an additional four years and one additional renewal option for two years.
•On November 28, 2019, Printronix entered into a building lease agreement with PF Grand Paris for office space in Paris, France. The lease commenced on March 1, 2019. The term of the lease is 109 months from the commencement date, has no annual rent increases and provides the right to early terminate the lease under certain circumstances, however does not provide for an extension of the lease term.
•On November 1, 2020, Printronix entered into a building lease agreement with Shanghai SongYun Enterprise Management Center for office space in Shanghai, China. The lease commenced on November 1, 2020. The term of the lease is 48 months from the commencement date, has no annual rent increases and provides the right to early terminate or extend the lease term.
The Company's operating lease costs, including Printronix for the period from October 7, 2021 through December 31, 2021, were $851,000, and $603,000 for the years ended December 31, 2021 and 2020, respectively.

The table below presents aggregate future minimum payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of December 31, 2021 (in thousands):

Years Ending December 31,
2022	$935
2023	949
2024	500
2025	307
2026	242
Thereafter	29
Total minimum payments	2,962
Less: short-term lease liabilities	(935)
Long-term lease liabilities	$2,027
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
Patent Enforcement and Legal Proceedings
The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
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
In December 2017, the Federal Court of Canada allowed a counterclaim for invalidity of a patent asserted by Rapid Completions LLC and awarded costs payable by Rapid Completions LLC. During the year ended December 31, 2021, the Company made approximately $1.2 million in settlement payments. This settlement was fully paid as of December 31, 2021 and all claims were withdrawn.
On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed a lawsuit in Delaware Chancery Court against the Company and Acacia Research Group, LLC, or collectively, the Acacia Entities, Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties then commenced discovery, and have since served initial written requests and responses, notices of the depositions of the parties’ corporate designees, and initial document productions. The Chancery Court has set a two-day trial on liability for April 18–19, 2023, with a third day of trial on damages to follow in the event that Slingshot prevails on liability. The Acacia Entities maintain that Slingshot’s allegations are baseless, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.
During the year ended December 31, 2021, Acacia incurred $162,000 in operating expenses for settlement and contingency accruals. During the year ended December 31, 2020, operating expenses included a net income for settlement, offset by contingency accruals totaling $308,000, net of prior accruals. At December 31, 2021 and 2020, our contingency accrual balance, included in accrued expenses and other current liabilities in the consolidated balance sheets, was zero and $1.3 million, respectively.
Guarantees and Indemnifications
Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at December 31, 2021.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of December 31, 2021, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Printronix maintained a manufacturing operation in a leased facility in Irvine, California from 1980 to 1994. The facility was used for similar manufacturing operations by another tenant from 1968 to 1977. The manufacturing operations employed by the previous tenant are believed to have resulted in the contamination of soil and groundwater under the facility which included chlorinated volatile organic compounds (“VOCs”). Evidence indicates that the VOCs requiring cleanup were used by the prior tenant and not by Printronix. Printronix worked with the prior tenant, which agreed to share the costs of the activities in an equal percentage with Printronix, and the state regulatory agencies, including the California Department of Toxic Substances Control, to investigate and cleanup the subsurface contamination. A significant soil cleanup project was completed in 2017.
In 2020, Printronix executed an agreement with the prior tenant whereby the prior tenant would take 100% responsibility for the costs and process of the cleanup going forward. Printronix is in process of filing for release of such responsibility from a governmental agency and so may currently be found to be secondarily liable if the prior tenant cannot fulfil their responsibilities under the agreement. Accordingly, Printronix no longer takes part in monitoring or paying for any future investigation or cleanup activity. Printronix expects to have no such further costs associated with this facility. During 2020, Printronix was able to recover $24,000 from the prior tenant. During the period from October 7, 2021 through December 31, 2021, Printronix incurred no related legal fees.

14. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On August 5, 2019, Acacia’s Board of Directors approved a stock repurchase program, which authorized the purchase of up to $10.0 million of the Company’s common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through July 31, 2020. On December 6, 2021, Acacia’s Board of Directors approved a stock repurchase program, which authorized the purchase of up to $15.0 million of the Company’s common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through December 6, 2022. Stock repurchases, all of which were purchased as part of a publicly announced plan or program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
March 20, 2020 - March 31, 2020	576,898	$2.28	$8,686
April 1, 2020 - April 23, 2020	1,107,639	$2.42	$6,001
Total repurchases in 2020	1,684,537	$2.37

December 10, 2021 - December 31, 2021	784,104	$5.12	$11,004
During February 2022, we completed the December 2021 program with total common stock purchases of 3,125,819 shares for the aggregate amount of $15.0 million.
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
15. EQUITY-BASED INCENTIVE PLANS
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
Acacia’s compensation committee administers the discretionary option grant and stock issuance programs. The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant. Options generally begin to be exercisable one year after grant and generally expire ten years after grant. Stock options with time-based vesting generally vest over three years and restricted shares with time-based vesting generally vest in full after one to three years (generally representing the requisite service period). The Plans terminate no later than the tenth anniversary of the approval of the incentive plans by Acacia’s stockholders.
The Plans provide for the following separate programs:
Stock Issuance Program. Under the stock issuance program, eligible individuals may be issued shares of common stock directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services. Under this program, the purchase price for the shares shall not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered. The eligible individuals receiving RSAs shall have full stockholder rights with respect to any shares of common stock issued to them under the Stock Issuance Program, whether or not their interest in those shares is vested. Accordingly, the eligible individuals shall have the right to vote such shares and to receive any regular cash dividends paid on such shares. The eligible individuals receiving RSUs shall not have full stockholder rights until they vest.
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
The number of shares of common stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At December 31, 2021, there were 296,705 shares available for grant under the 2013 Plan.
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the 2016 Plan. At December 31, 2021, there were 2,673,757 shares available for grant under the 2016 Plan.

Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. Acacia’s Board of Directors may amend or modify the Plans at any time, subject to any required stockholder approval. As of December 31, 2021, there are 6,197,070 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2019	325,333	$4.38	$109	4.4 years
Granted	—	$—	$—
Exercised	(13,333)	$3.60	$7
Forfeited/Expired	(1,917)	$3.99	$1
Outstanding at December 31, 2020	310,083	$4.41	$104	2.2 years
Granted	393,750	$5.84	$—
Exercised	(60,000)	$3.36	$177
Forfeited/Expired	(88,416)	$3.97	$103
Outstanding at December 31, 2021	555,417	$5.61	$71	7.3 years
Exercisable at December 31, 2021	161,667	$5.05	$71	1.7 years
Expected to vest at December 31, 2021	393,750	$5.84	$—	9.6 years
Unrecognized stock-based compensation expense at December 31, 2021 (in thousands)	$612
Weighted average remaining vesting period at December 31, 2021	2.4 years
Stock options granted in 2021 are time-based and will vest in full after three years. During the year ended December 31, 2021, the Company granted 393,750 non-qualified stock options at a grant-date fair value of $1.79 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following assumptions: volatility of 30 percent, risk-free interest rate of 0.92 percent, term of 6.00 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage (refer to Note 11 "Embedded derivative liabilities" for additional information). The risk-free rate is based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. No options were granted during the year ended December 31, 2020. The aggregate fair value of options vested during the years ended December 31, 2021 and 2020 was $18,000 and $54,000, respectively.

The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2019	475,619	$2.98	900,000	$1.42
Granted	592,000	$3.52	166,500	$3.19
Vested	(352,762)	$3.12	—	$—
Forfeited	(30,851)	$2.85	(80,000)	$3.19
Nonvested at December 31, 2020	684,006	$3.38	986,500	$1.58
Granted	324,401	$5.56	506,500	$5.84
Vested	(394,169)	$3.30	(28,834)	$3.19
Forfeited	(96,669)	$3.77	(450,000)	$1.42
Nonvested at December 31, 2021	517,569	$4.74	1,014,166	$3.73
Unrecognized stock-based compensation expense at December 31, 2021 (in thousands)	$1,928		$2,823
Weighted average remaining vesting period at December 31, 2021	1.6 years		2.3 years
RSAs and RSUs granted in 2021 are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the years ended December 31, 2021 and 2020 was $1.3 million and $1.1 million, respectively. The aggregate fair value of RSUs vested during the year ended December 31, 2021 was $92,000. No RSUs were vested during the year ended December 31, 2020.
Certain RSUs were granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at period end. The remaining units are expected to fully vest on September 3, 2022. Compensation expense for RSUs with market-based vesting conditions for the years ended December 31, 2021 and 2020, was $(71,000) and $427,000, respectively.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Years Ended December 31,
	2021	2020
	(In thousands)
Options	$104	$37
RSAs	1,521	1,155
RSUs	428	470
Total compensation expense for share-based awards	$2,053	$1,662
Total unrecognized stock-based compensation expense as of December 31, 2021 was $5.4 million, which will be amortized over a weighted average remaining vesting period of 2.0 years.

Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718-10, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of December 31, 2021 and 2020, the PIUs totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.
16. RETIREMENT SAVINGS PLANS AND EXECUTIVE SEVERANCE POLICY
Retirement Savings Plans
Acacia has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. There were no contributions made by Acacia during the years ended December 31, 2021 and 2020.
In the United States of America, Printronix has a 401(k) Savings and Investment Plan, for all eligible U.S. employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k). Printronix matches employee contributions dollar-for-dollar up to the first 1 percent of compensation, and then an additional $0.50 to-the-dollar on the next 1 percent of employee compensation. Printronix's contributions have graded-vesting annually and become fully vested to the employee after four full years of employment. During the period from October 7, 2021 through December 31, 2021, Printronix's total contribution to the plan was $9,000.
Printronix has statutory obligations to contribute to overseas employee retirement funds or the local social security pension funds in China, Malaysia, Singapore, France, Netherlands and the United Kingdom. During the period from October 7, 2021 through December 31, 2021, Printronix's total contribution overseas was $189,000.
Executive Severance Policy
Under Acacia’s Amended Executive Severance Policy, full-time employees as of July 2017 and prior with the title of Senior Vice President and higher (“SVP and higher”) are entitled to receive certain benefits upon termination of employment. If employment of an SVP and higher employee is terminated for other than cause or other than on account of death or disability, Acacia will (i) promptly pay to the SVP and higher employee a lump sum amount equal to the aggregate of (a) accrued obligations (i.e., annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of base salary for each full year that the SVP and higher employee was employed by Acacia (the “Severance Period”), up to a maximum of twelve (12) months (eighteen (18) months for executive officers of Acacia Research Corporation) of base salary, and (ii) provide to the SVP and higher employee, Acacia paid COBRA coverage for the medical and dental benefits selected in the year in which the termination occurs, for the duration of the Severance Period. Results for the year ended December 31, 2021 and 2020 include $332,000 and $304,000 of expenses incurred under the executive severance policy.

17. INCOME TAXES
The components of income before income taxes were as follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Domestic	$175,635	$108,072
Foreign	(983)	—
Total	$174,652	$108,072
For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s income tax expense (benefit) at the effective tax rate, a notional 21% tax rate was applied as follows:

	Years Ended December 31,
	2021	2020
Statutory federal tax rate - expense (benefit)	21%	21%
Foreign rate differential	5%	(1)%
Nondeductible permanent items	(1)%	—%
Expired tax attributes	4%	—%
Derivative fair value adjustment	5%	11%
Valuation allowance	(21)%	(33)%
Other	1%	1%
Effective income tax rate	14%	(1)%
Acacia’s income tax (expense) benefit for the periods presented consisted of the following:

	Years Ended December 31,
	2021	2020
	(In thousands)
Current:
State	$(15)	$(66)
Foreign	(8,530)	1,225
Total current	(8,545)	1,159
Deferred:
Federal	(54,165)	—
State	1,573	—
Foreign	332	—
Total deferred	(52,260)	—

Change in valuation allowance	36,518	—
Income tax (expense) benefit	$(24,287)	$1,159

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$78,428	$113,561
Compensation expense for share-based awards	383	497
Fixed assets and intangibles	—	677
Basis of investments in affiliates	18	254
Accrued liabilities and other	1,495	432
Lease liability	726	330
State taxes	—	15
Total deferred tax assets	81,050	115,766
Valuation allowance	(40,585)	(76,969)
Total deferred tax assets, net of valuation allowance	40,465	38,797
Deferred tax liabilities:
ROU Asset	(726)	(330)
Fixed assets and intangibles	(2,572)	—
Unrealized gain on investments held at fair value	(55,696)	(38,374)
Other	(23)	(93)
Total deferred tax liabilities	(59,017)	(38,797)
Net deferred tax liabilities	$(18,552)	$—
As of December 31, 2021 and 2020, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, "Income Taxes," wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.
Based upon available evidence, it was concluded on a more-likely-than-not basis that as of December 31, 2021 a valuation allowance of $40.6 million was needed for foreign tax credits and certain state tax attributes the Company estimates will expire prior to utilization. As of December 31, 2020, the Company recorded a full valuation allowance of $77.0 million. The valuation allowance (decreased)/increased by $(36.4) million and $(38.1) million for the years ended December 31, 2021 and 2020, respectively, as a result of the use of the NOLs and increase in unrealized gains.
At December 31, 2021, Acacia had U.S. federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $172.2 million and $38.1 million, respectively. $76.4 million of federal NOL carryovers generated in tax years beginning before January 1, 2018 will begin to expire in 2034. Pursuant to the Tax Cuts and Jobs Act enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning January 1, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. For state income tax purposes, our NOLs will expire between 2024 and 2040.
As of December 31, 2021, Acacia had approximately $40.5 million of foreign tax credits, expiring between 2022 and 2026.

The following changes occurred in the amount of unrecognized tax benefits:

	Years Ended December 31,
	2021	2020
	(In thousands)
Beginning balance	$731	$731
Additions for current year tax positions	27	—
Additions included in purchase accounting for prior year positions	129	—
Reductions for prior year tax positions	—	—
Ending Balance (excluding interest and penalties)	887	731
Interest and penalties	—	—
Total	$887	$731
At December 31, 2021 and 2020, the Company had total unrecognized tax benefits of approximately $887,000 and $731,000, respectively. At December 31, 2021 and 2020, $110,000 of unrecognized tax benefits are recorded in other long-term liabilities and the remaining amount is included as an offset to deferred tax assets. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At December 31, 2021, if recognized, $887,000 of tax benefits would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months.
Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
Acacia is subject to taxation in the U.S. and in various state/foreign jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2017. The Company’s 2017 through 2021 tax years generally remain subject to examination by federal, state and foreign tax authorities. As the Company has incurred losses in most jurisdictions, the taxing authorities can generally challenge 2014 through 2020 losses to determine either the amount of carryforward deduction reported in the open year or the amount of a net operating loss deduction that is absorbed in a closed year and supports the determination of the available net operating loss deduction for the open year under examination.
Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries, as earnings are permanently reinvested, however, no deferred tax liability would be necessary as the parent entity would not be required to include the distribution into income as the amount would be tax free under current law.
The Tax Cuts and Jobs Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.
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
On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended many of the benefits of the CARES Act that were scheduled to expire. The Company does not expect a material impact from the Consolidated Appropriations Act on its consolidated financial statements and related disclosures.

On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. This Act includes various income and payroll tax measures. The Company does not expect a material impact from the American Rescue Plan on its consolidated financial statements and related disclosures.
On June 29, 2020, the state of California passed Assembly Bill 85 which suspends the California net operating loss deduction for the 2020-2022 tax years and the R&D credit usage for the same period (for credit usages in excess of $5.0 million). The Company does not expect a material impact from Assembly Bill 85 on its financial statements and related disclosures.

18. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Years Ended December 31,
	2021	2020
	(In thousands, except share and per share data)
Numerator:
Net income attributable to Acacia Research Corporation	$149,197	$109,231
Dividend on Series A redeemable convertible preferred stock	(1,452)	(1,381)
Accretion of Series A redeemable convertible preferred stock	(3,829)	(2,835)
Undistributed earnings allocated to participating securities	(25,112)	(18,169)
Net income attributable to common stockholders - Basic	118,804	86,846

Add: Dividend on Series A redeemable convertible preferred stock	1,452	—
Add: Accretion of Series A redeemable convertible preferred stock	3,829	—
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	(8,280)	—
Less: Change in fair value of Series A warrants	—	(1,348)
Less: Change in fair value of dilutive Series B warrants	44,037	(5,557)
Add: Interest expense associated with Starboard Notes, net of tax	4,658	1,889
Add: Undistributed earnings allocated to participating securities	25,112	18,169
Reallocation of undistributed earnings to participating securities	(1,388)	(15,105)
Net income attributable to common stockholders - Diluted	$188,224	$84,894

Denominator:
Weighted average shares used in computing net income per share attributable to common stockholders - Basic	48,797,290	48,840,829
Potentially dilutive common shares:
Series A Preferred Stock	9,589,041	—
Restricted stock units	758,682	637,044
Stock options	37,167	2,952
Series A Warrants	—	77,592
Series B Warrants	39,288,690	7,876,711
Weighted average shares used in computing net income per share attributable to common stockholders - Diluted	98,470,870	57,435,128

Basic net income per common share	$2.43	$1.78
Diluted net income per common share	$1.91	$1.48

Anti-dilutive potential common shares excluded from the computation of diluted net income per common share:
Equity-based incentive awards	393,750	206,916
Series A warrants	5,000,000	—
Series B warrants	—	68,493,151
Total	5,393,750	68,700,067

19. SEGMENT REPORTING
As of December 31, 2021, the Company operates and reports its results in two reportable segments: Intellectual Property Operations and Industrial Operations. Historically, the Company has managed and reported under a single reporting segment. In October 2021, the Company acquired Printronix, which comprises all of the operations of the Company’s Industrial Operations reportable segment and led to the identification of the additional reporting segment. The Company reports segment information based on the management approach and organizes its businesses based on products and services. The management approach designates the internal reporting used by the chief operating decision maker for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. Other than Acacia's equity securities investments, specific asset information is not included in managements review at this time.
The Company’s Intellectual Property Operations segment invests in IP and related absolute return assets, and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a prearranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
The Company’s Industrial Operations segment generates operating income by designing and manufacturing printers and consumable products for various industrial printing applications. Printers consist of hardware and embedded software and may be sold with maintenance service agreements. Consumable products include inked ribbons which are used in Printronix’s printers. Printronix’s products are primarily sold through channel partners, such as dealers and distributors, to end-users. The Industrial Operations reporting segment did not exist prior to the acquisition of Printronix in October 2021. Therefore, as of and for the year ended December 31, 2020, the consolidated results represented the results of the Company’s single reporting segment.

The Company's segment information, including Printronix's operations from October 7, 2021 through December 31, 2021, is as follows:

	Year Ended December 31, 2021
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$76,043	$—	$76,043
Printers and parts	—	4,961	4,961
Consumable products	—	5,973	5,973
Services	—	1,070	1,070
Total revenues	76,043	12,004	88,047

Cost of revenues:
Inventor royalties	1,142	—	1,142
Contingent legal fees	12,074	—	12,074
Litigation and licensing expenses	5,462	—	5,462
Amortization of patents	9,851	—	9,851
Other patent portfolio expense (income)	162	—	162
Cost of sales	—	7,407	7,407
Total cost of revenues	28,691	7,407	36,098
Segment gross profit	47,352	4,597	51,949

Other operating expenses:
Engineering and development expenses	—	200	200
Sales and marketing expenses	—	1,538	1,538
Amortization of intangible assets	—	399	399
General and administrative expenses	6,177	2,398	8,575
Total other operating expenses	6,177	4,535	10,712
Segment operating income	$41,175	$62	41,237

Parent general and administrative expenses			26,692
Operating income			14,545
Total other income			160,107
Income before income taxes			$174,652
For comparability purposes, Acacia's year ended December 31, 2020 general and administrative expenses, as reported in the consolidated statement of operations, were $24.5 million, and included parent general and administrative expenses of $19.5 million, which derives a comparative Intellectual Property Operations general and administrative expense amount of approximately $5.0 million.

December 31,
2021
(In thousands)
Equity securities investments:
Equity securities at fair value	$361,778
Equity securities without readily determinable fair value	5,816
Investment securities - equity method investments	30,934
Total	398,528

Other parent assets	172,726

Segment total assets:
Intellectual property operations	175,286
Industrial operations	52,316
Total assets	$798,856
The Company's revenues, including Printronix's net sales from October 7, 2021 through December 31, 2021, and long-lived tangible assets, by geographic area are presented below. Acacia's revenues are attributed to licensees domiciled in foreign jurisdictions. Printronix's net sales to external customers are attributed to geographic areas based upon the final destination of products shipped. The Company, primarily through its Printronix subsidiary, has identified three global regions for marketing its products and services: Americas, Europe, Middle East and Africa, and Asia-Pacific. Assets are summarized based on the location of held assets.

	Year Ended December 31, 2021
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$23,256	$4,937	$28,193
Canada and Latin America	402	251	653
Total Americas	23,658	5,188	28,846

Europe, Middle East and Africa	1,841	2,589	4,430

China	—	1,910	1,910
India	—	1,076	1,076
Asia-Pacific, excluding China and India	50,544	1,241	51,785
Total Asia-Pacific	50,544	4,227	54,771
Total revenues	$76,043	$12,004	$88,047

	December 31, 2021
	Intellectual Property Operations		Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$204		$473	$677
Malaysia	—		3,203	3,203
Other foreign countries	—		303	303
Total	$204	29782000	$3,979	$4,183

20. CORRECTION OF IMMATERIAL ERROR
The Company identified and recorded an adjustment to the current and prior periods related to the estimated amortization period of deferred debt issuance costs. Pursuant to the Securities Purchase Agreement dated November 18, 2019 with Starboard and the Buyers, an upfront fee was payable by the Company upon the first closing of Senior Secured Notes. The fee was defined as 1.25% of the maximum $365.0 million principal amount of the Senior Secured Notes issuable under the Securities Purchase Agreement. The Company paid and capitalized this upfront fee of $4.6 million upon the issuance of our Senior Secured Notes in June 2020 (refer to Note 10). The lender fees were initially recognized as long-term deferred debt issuance costs and were included in other non-current assets in the consolidated balance sheets up to and as of September 30, 2021, and were to be amortized to interest expense until November 15, 2027, the original maturity/expiration date of the transactions governed by the Starboard investment. During the fourth quarter of 2021, it was determined the correct deferred debt issuance costs amortization period was the approximate seven month period ended December 31, 2020, the initial redemption date of the Notes. Accordingly, the Company has adjusted the related prior period consolidated financial statements to reflect this correction to the periods presented below.
In accordance with Staff Accounting Bulletin ("SAB") No. 99, “Materiality,” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the error and determined that the related impact did not materially misstate previously issued consolidated financial statements. Although the Company concluded that the misstatement was not material to its previously issued consolidated financial statements, the Company has determined it is appropriate to adjust its previously issued consolidated financial statements to correct for the error. The following are the relevant line items from the Company's consolidated financial statements illustrating the effect of the corrections to the periods presented:

	As of and for the Year Ended December 31, 2020
	As Previously Reported	Adjustments	As Adjusted
	(In thousands, except per share data)
Balance Sheet:
Other non-current assets (excluding property, plant and equipment)	$4,718	$(4,213)	$505
Total assets	515,520	(4,213)	511,307
Accumulated deficit	(326,708)	(4,213)	(330,921)
Total stockholders' equity	292,529	(4,213)	288,316

Statement of Operations:
Interest expense on Senior Secured Notes	$(5,923)	$(4,213)	$(10,136)
Total other income	131,803	(4,213)	127,590
Net income attributable to Acacia Research Corporation	113,444	(4,213)	109,231
Income per share:
Basic net income per common share	$1.85	$(0.07)	$1.78
Diluted net income per common share	$1.54	$(0.06)	$1.48

Statement of Cash Flows:
Net income including noncontrolling interests in subsidiaries	$113,444	$(4,213)	$109,231
Amortization of debt discount and issuance costs	2,838	4,213	7,051
Net cash used in operating activities	(19,620)	—	(19,620)

	As of and for the Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Adjusted
	(Unaudited and in thousands, except per share data)
Balance Sheet:
Other non-current assets	$4,834	$(4,060)	$774
Total assets	568,958	(4,060)	564,898
Accumulated deficit	(491,326)	(4,060)	(495,386)
Total stockholders' equity	128,148	(4,060)	124,088

Statement of Operations:
Interest expense on Senior Secured Notes	$(1,310)	$153	$(1,157)
Total other expense	(158,032)	153	(157,879)
Net loss attributable to Acacia Research Corporation	(164,618)	153	(164,465)
Loss per share:
Basic and diluted net loss per common share	$(2.81)	$—	$(2.81)

Statement of Cash Flows:
Net loss including noncontrolling interests in subsidiaries	$(163,718)	$153	$(163,565)
Amortization of debt discount and issuance costs	702	(153)	549
Net cash used in operating activities	(6,120)	—	(6,120)

	As of and for the Six Months Ended June 30, 2021
	As Previously Reported	Adjustments	As Adjusted
	(Unaudited and in thousands, except per share data)
Balance Sheet:
Other non-current assets	$4,653	$(3,907)	$746
Total assets	627,732	(3,907)	623,825
Accumulated deficit	(471,819)	(3,907)	(475,726)
Total stockholders' equity	147,103	(3,907)	143,196

Statement of Operations:
Interest expense on Senior Secured Notes	$(3,070)	$306	$(2,764)
Total other expense	(139,653)	306	(139,347)
Net loss attributable to Acacia Research Corporation	(145,111)	306	(144,805)
Loss per share:
Basic and diluted net loss per common share	$(3.03)	$0.01	$(3.02)

Statement of Cash Flows:
Net loss including noncontrolling interests in subsidiaries	$(144,205)	$306	$(143,899)
Amortization of debt discount and issuance costs	128	(306)	(178)
Net cash used in operating activities	(6,197)	—	(6,197)

	As of and for the Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Adjusted
	(Unaudited and in thousands, except per share data)
Balance Sheet:
Other non-current assets	$4,482	$(3,754)	$728
Total assets	749,834	(3,754)	746,080
Accumulated deficit	(382,215)	(3,754)	(385,969)
Total stockholders' equity	235,862	(3,754)	232,108

Statement of Operations:
Interest expense on Senior Secured Notes	$(5,601)	$459	$(5,142)
Total other expense	(37,316)	459	(36,857)
Net loss attributable to Acacia Research Corporation	(55,507)	459	(55,048)
Loss per share:
Basic and diluted net loss per common share	$(1.21)	$0.01	$(1.20)

Statement of Cash Flows:
Net loss including noncontrolling interests in subsidiaries	$(54,601)	$459	$(54,142)
Amortization of debt discount and issuance costs	460	(459)	1
Net cash used in operating activities	(7,602)	—	(7,602)