Form 10-Q
period 2022-03-31
ACACIA RESEARCH CORP
filed 2022-05-12
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
N/A
(Former name or former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock	ACTG	The Nasdaq Stock Market LLC
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

Large accelerated Filer	☐	Accelerated Filer ☐	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 9, 2022, was 45,809,745.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
March 31, 2022

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	2

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three Months Ended March 31, 2022 and 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

Item 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION	61

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Mine Safety Disclosures	62

Item 5.	Other Information	62

Item 6.	Exhibits	63
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three months ended March 31, 2022, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements address future events and conditions concerning, among other things, acquisition and development activities, financial results of our acquired businesses, intellectual property, or IP, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
•our costly acquisitions of and investment in operating businesses and intellectual property;
•our ability to attract and retain employees and management teams of our operating businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations;
•our relationship with Starboard;
•the due diligence process we undertake in connection with new acquisitions of operating businesses or intellectual property assets;
•our acquisition of privately held companies;
•we may be deemed to be an investment company under the Investment Company Act of 1940, as amended;
•our outsourcing of a number of services to third-party service providers, which are subject to disruptions, delays, and decrease in our control, which could adversely impact our results of operations;
•recent U.S. tax legislation;
•cybersecurity incidents; and
•Public health threats such as COVID-19.
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements described in this Report, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”), on March 31, 2022, or our Annual Report, as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$289,369	$308,943
Equity securities at fair value	246,484	361,778
Equity securities without readily determinable fair value	5,816	5,816
Investment securities - equity method investments	30,934	30,934
Accounts receivable, net	9,141	9,517
Inventories, net	10,014	8,930
Prepaid expenses and other current assets	4,961	4,764
Total current assets	596,719	730,682

Long-term restricted cash	—	418
Property, plant and equipment, net	3,885	4,183
Goodwill	7,470	7,470
Other intangible assets, net	45,759	48,793
Leased right-of-use assets	2,334	2,027
Other non-current assets	5,273	5,283
Total assets	$661,440	$798,856

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,298	$5,440
Accrued expenses and other current liabilities	7,349	6,227
Accrued compensation	4,345	3,698
Royalties and contingent legal fees payable	2,303	2,463
Accrued patent investment costs	5,000	—
Deferred revenue	1,453	1,114
Senior Secured Notes Payable	168,661	181,248
Total current liabilities	194,409	200,190

Deferred revenue, net of current portion	660	581
Series A warrant liabilities	10,395	11,291
Series A embedded derivative liabilities	14,506	18,448
Series B warrant liabilities	73,118	96,378
Long-term lease liabilities	2,298	2,027
Deferred income tax liabilities, net	3,513	18,552
Other long-term liabilities	1,165	6,161
Total liabilities	300,064	353,628

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of March 31, 2022 and December 31, 2021; aggregate liquidation preference of $35,000 as of March 31, 2022 and December 31, 2021	15,904	14,753

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 46,754,930 and 48,807,748 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	47	49
Treasury stock, at cost, 7,730,184 and 5,388,469 shares as of March 31, 2022 and December 31, 2021, respectively	(58,267)	(47,281)
Additional paid-in capital	647,640	648,389
Accumulated deficit	(254,990)	(181,724)
Total Acacia Research Corporation stockholders' equity	334,430	419,433

Noncontrolling interests	11,042	11,042

Total stockholders' equity	345,472	430,475

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$661,440	$798,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021

Revenues:
Intellectual property operations	$2,615	$5,803
Industrial operations	10,892	—
Total revenues	13,507	5,803

Costs and expenses:
Cost of revenues - intellectual property operations	4,564	5,313
Cost of sales - industrial operations	4,192	—
Engineering and development expenses - industrial operations	190	—
Sales and marketing expenses - industrial operations	2,016	—
General and administrative expenses	11,053	6,166
Total costs and expenses	22,015	11,479
Operating loss	(8,508)	(5,676)

Other (expense) income:
Equity securities investments:
Change in fair value of equity securities	(172,203)	37,849
Gain on sale of equity securities	66,876	819
Earnings on equity investment in joint venture	—	2,730
Net realized and unrealized (loss) gain	(105,327)	41,398
Change in fair value of investment	—	(2,752)
Gain on sale of investment	—	3,591
Change in fair value of the Series A and B warrants and embedded derivatives	28,098	(198,909)
Loss on foreign currency exchange	(813)	(24)
Interest expense on Senior Secured Notes	(2,601)	(1,157)
Interest income (expense) and other	1,007	(26)
Total other expense	(79,636)	(157,879)

Loss before income taxes	(88,144)	(163,555)

Income tax benefit (expense)	14,878	(10)

Net loss including noncontrolling interests in subsidiaries	(73,266)	(163,565)

Net income attributable to noncontrolling interests in subsidiaries	—	(900)

Net loss attributable to Acacia Research Corporation	$(73,266)	$(164,465)

Loss per share:
Net loss attributable to common stockholders - Basic and Diluted	$(75,117)	$(136,512)
Weighted average number of shares outstanding - Basic and Diluted	46,544,313	48,596,040
Basic and diluted net loss per common share	$(1.61)	$(2.81)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended March 31, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(73,266)	—	(73,266)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,151	—	—	—	(1,151)	—	—	(1,151)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(700)	—	—	(700)
Issuance of common stock for vesting of restricted stock units	—	—	15,000	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	292,667	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(18,770)	—	—	(72)	—	—	(72)
Compensation expense for share-based awards	—	—	—	—	—	1,174	—	—	1,174
Repurchase of common stock	—	—	(2,341,715)	(2)	(10,986)	—	—	—	(10,988)
Balance at March 31, 2022	350,000	$15,904	46,754,930	$47	$(58,267)	$647,640	$(254,990)	$11,042	$345,472
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended March 31, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$(330,921)	$11,042	$288,316
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(164,465)	900	(163,565)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	853	—	—	—	(853)	—	—	(853)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(260)	—	—	(260)
Compensation expense for share-based awards	—	—	—	—	—	450	—	—	450
Balance at March 31, 2021	350,000	$11,777	49,279,453	$49	$(43,270)	$650,753	$(495,386)	$11,942	$124,088
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2022	2021

Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(73,266)	$(163,565)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash used in operating activities:
Change in fair value of investment, net	—	2,752
Gain on sale of investment	—	(3,591)
Depreciation and amortization	3,369	1,897
Amortization of debt discount and issuance costs	51	549
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	(3,942)	13,691
Change in fair value of Series A warrants	(896)	11,603
Change in fair value of Series B warrants	(23,260)	173,615
Compensation expense for share-based awards	1,174	450
Loss on foreign currency exchange	813	24
Change in fair value of equity securities	172,203	(37,849)
Gain on sale of equity securities	(66,876)	(819)
Earnings on equity investment in joint venture	—	(2,730)
Deferred income taxes	(15,039)	—
Changes in assets and liabilities:
Accounts receivable	318	(3,919)
Inventories	(1,084)	—
Prepaid expenses and other assets	(1,246)	(843)
Accounts payable and accrued expenses	4,261	2,332
Royalties and contingent legal fees payable	(161)	283
Deferred revenue	418	—
Net cash used in operating activities	(3,163)	(6,120)

Cash flows from investing activities:
Patent acquisition	—	(11,000)
Sale of investment at fair value	—	3,591
Purchases of equity securities	(92,877)	(9,200)
Sales of equity securities	102,842	2,702
Purchases of property and equipment	(34)	(33)
Net cash provided by (used in) investing activities	9,931	(13,940)

Cash flows from financing activities:
Repurchase of common stock	(10,988)	—
Issuance of Senior Secured Notes, net of lender fee	—	50,000
Paydown of Senior Secured Notes	(15,000)	(50,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(700)	(260)
Taxes paid related to net share settlement of share-based awards	(72)	—
Net cash used in financing activities	(26,760)	(260)

Decrease in cash and cash equivalents and restricted cash	(19,992)	(20,320)

Cash and cash equivalents and restricted cash, beginning	309,361	200,546

Cash and cash equivalents and restricted cash, ending	$289,369	$180,226

Supplemental schedule of cash flow information:
Income taxes paid	$2	$10
Noncash investing and financing activities:
Patent acquisition in exchange of notes receivable	—	4,000
Patent acquisition accrued liabilities	—	15,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

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
We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio,” in June 2020. As of March 31, 2022, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.
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
During the three months ended March 31, 2022, Acacia did not obtain control of any new patent portfolios. During the year ended December 31, 2021, Acacia obtained control of one new patent portfolio.
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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through March 31, 2022. As of December 31, 2021, management finalized the valuations of all acquired assets and liabilities assumed in the acquisition and there was no contingent consideration.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 31, 2022, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of March 31, 2022, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.
Segment Reporting
The Company uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. Refer to Note 15 for additional information regarding our two reportable business segments: Intellectual Property Operations and Industrial Operations.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Paid-up license revenue agreements	$2,193	$5,410
Recurring License Revenue Agreements	422	393
Total	$2,615	$5,803
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
Printronix recognizes revenue for each performance obligation upon transfer of control of the promised goods or services. Control is deemed to have been transferred when the customer has the ability to direct the use of and has obtained substantially all of the remaining benefits from the goods and services. The determination of whether control transfers at a point in time or over time requires judgment and includes consideration of the following: (i) the customer simultaneously receives and consumes the benefits provided as Printronix performs its promises, (ii) the performance creates or enhances an asset that is under control of the customer, (iii) the performance does not create an asset with an alternative use to Printronix, and (iv) Printronix has an enforceable right to payment for its performance completed to date.
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
Printronix's net revenues were comprised of the following:

Three Months Ended March 31,
2022
(In thousands)
Printers, consumables and parts	$9,638
Services	1,254
Total	$10,892
Refer to Note 15 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $850,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended March 31, 2022.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $854,000, inclusive of deferred revenue, as of March 31, 2022. On average, remaining performance obligations as of March 31, 2022 are expected to be recognized over a period of approximately two years.
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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Inventor royalties	$170	$95
Contingent legal fees	549	1,094
Litigation and licensing expenses	1,244	2,262
Amortization of patents	2,601	1,862
Total	$4,564	$5,313
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
Inventor royalty and contingent legal agreements generally provide for payment by Acacia of contractual amounts 30 days subsequent to the quarter end during which related license fee payments are received from licensees by Acacia.
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

The following is a summary of the accrued warranty liabilities, which are included in accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheets:

Three Months Ended March 31,
2022
(In thousands)
Beginning balance	$222
Estimated future warranty expense	11
Warranty claims settled	(63)
Ending balance	$170
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
Six licensees individually accounted for more than 10% of total recognized revenue, ranging from 11% to 18%, during the three months ended March 31, 2022. Two licensees individually accounted for 61% and 9% of revenues recognized during the three months ended March 31, 2021.
Historically, Acacia has not had material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable license revenue arrangement, for the three months ended March 31, 2022 and 2021, 20% and 10%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. Refer to Note 15 for additional information regarding revenue from customers by geographic region.
Three licensees individually represented approximately 44%, 44% and 12% of accounts receivable at March 31, 2022. Two licensees individually represented approximately 59% and 41% of accounts receivable at December 31, 2021.
Industrial Operations
No single Printronix customer accounted for more than 10% of revenue for the three months ended March 31, 2022. Printronix has significant foreign operations. Refer to Note 15 for additional information regarding net sales to customers by geographic region. Accounts receivable from one customer represented 13% of accounts receivable as of March 31, 2022, and one customer represented 11% of accounts receivable as of December 31, 2021. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Printronix customer base and by periodic customer credit evaluations performed by Printronix.
No single Printronix vendor accounted for 10% or more of purchases for the three months ended March 31, 2022. Accounts payable to one vendor represented 11% of accounts payable as of March 31, 2022, and one vendor represented 14% of accounts payable as of December 31, 2021.
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

Equity Securities at Fair Value
Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the consolidated statements of operations in other income or (expense). Dividend income is included in other income or (expense). Refer to Note 9 for additional information related to fair value measurements.
Equity securities at fair value for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
March 31, 2022:
Equity securities - Life Sciences Portfolio (Note 3)	$48,279	$92,253	$(2,570)	$137,962
Equity securities - other common stock	108,489	11,822	(11,789)	108,522
Total	$156,768	$104,075	$(14,359)	$246,484

December 31, 2021:
Equity securities - Life Sciences Portfolio (Note 3)	$56,037	$262,811	$(1,488)	$317,360
Equity securities - other common stock	43,822	2,068	(1,472)	44,418
Total	$99,859	$264,879	$(2,960)	$361,778
Equity Securities Without Readily Determinable Fair Value
For equity securities that do not have a readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income or (expense). To date, the Company has not recorded any impairments nor upward or downward adjustments on our equity securities without readily determinable fair values held as of March 31, 2022 and December 31, 2021. Refer to Note 3 for additional information.
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
Investment at Fair Value
On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants). As part of the Company’s equity securities in the Life Sciences Portfolio, the Company has elected to apply the fair value method to one investment, refer to Note 3 for additional information.
During 2016 and 2017, Acacia made certain investments in Veritone, Inc. (“Veritone”). As a result of these transactions, Acacia received shares of Veritone common stock and warrants. We elected the fair value method for our investment in Veritone upon acquisition. During 2018, Acacia began to divest its investments in Veritone. During 2020, Acacia sold its remaining shares of common stock. During the quarter ended March 31, 2021, included in the consolidated statement of operations, Acacia recorded an unrealized loss of $2.8 million from our investment in warrants, as reflected in the change in fair value of investment, and Acacia exercised all remaining warrants and recorded a realized gain on sale of investment of $3.6 million. Since March 2021, the Company no longer has an investment in Veritone common stock and warrants.
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
Accounts Receivable and Allowance for Doubtful Accounts
Intellectual Property Operations
Acacia performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for doubtful accounts may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for doubtful accounts established as of March 31, 2022 and December 31, 2021.
Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for doubtful accounts is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of March 31, 2022 and December 31, 2021, Printronix's combined allowance for doubtful accounts and allowance for sales returns was $30,000 and $78,000, respectively.
Inventories, net
Printronix's inventories, which include material, labor and overhead costs, are valued at the lower of cost or net realizable value. Cost is determined at standard cost adjusted on a first-in, first-out basis for variances. Cost includes shipping and handling fees and other costs, including freight insurance and customs duties for international shipments, which are subsequently expensed to cost of sales. Printronix evaluates and records a provision to reduce the carrying value of inventory for estimated excess and obsolete stocks based upon forecasted demand, planned obsolescence and market conditions. Refer to Note 4 for additional information.
Long-Term Restricted Cash
Restricted cash related to a standby letter of credit, which expired and was cancelled in March 2022.
Property, Plant and Equipment
Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal. Refer to Note 5 for additional information. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives of the assets:

Machinery and equipment	2 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	2 to 5 years (Lesser of lease term or useful life of improvement)
Goodwill and Other Intangible Assets
Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. We evaluate goodwill for impairment at least annually. When evaluating goodwill for impairment, we estimate the fair value of the reporting unit. Several methods may be used to estimate a reporting unit’s fair value, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Refer to Note 6 for additional information.
Acacia's patents include the cost of patents or patent rights acquired from third-parties or obtained in connection with business combinations. Acacia's patent costs are amortized utilizing the straight-line method over their estimated useful lives, ranging from five to ten years. Refer to Note 6 for additional information.
Printronix's intangible assets consist of trade names and trademarks, patents and customer and distributor relationships. These definite-lived intangible assets, at the time of acquisition, are recorded at fair value and are stated net of accumulated amortization. Printronix currently amortizes the definite-lived intangible assets on a straight-line basis over their estimated useful lives of seven years. Refer to Note 6 for additional information.
Leases
The Company’s leases primarily consist of facility leases which are classified as operating leases. The Company assesses whether an arrangement contains a lease at inception. The Company recognizes a lease liability to make contractual payments under all leases with terms greater than twelve months and a corresponding right-of-use asset, representing its right to use the underlying asset for the lease term. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 11 for additional information.
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
In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. Fair value is generally estimated using the “Income Approach,” focusing on the estimated future net income-producing capability of the patent portfolios over their estimated remaining economic useful life. Estimates of future after-tax cash flows are converted to present value through “discounting,” including an estimated rate of return that accounts for both the time value of money and investment risk factors. Estimated cash inflows are typically based on estimates of reasonable royalty rates for the applicable technology, applied to estimated market data. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, strength of the patent portfolio, technology coverage and other pertinent information that could impact future net cash flows. Refer to Note 6 for additional information.
Series A and B Warrants
The fair value of the Series A and B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Notes 8 and 9 for additional information related to the Series A and B Warrants and their fair value measurements.
Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock issued by the Company in 2019. Refer to Notes 8 and 9 for additional information related to the embedded derivatives and their fair value measurements.
Contingent Liabilities
The Company, from time to time, is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and the Company’s analysis of potential outcomes, if the Company determines that a loss arising from such matters is probable and can be reasonably estimated, an estimate of the contingent liability is recorded in its consolidated financial statements. If only a range of estimated loss can be determined, an amount within the range that, based on estimates, assumptions and judgments, reflects the most likely outcome, is recorded as a contingent liability in the consolidated financial statements. In situations where none of the estimates within the estimated range is a better estimate of probable loss than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Litigation expenses for these types of contingencies are recognized in the period in which the litigation services were provided. Refer to Note 11 for additional information.
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
Treasury Stock
Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock in the consolidated balance sheets. Refer to Note 12 for additional information.

Engineering and Development
Engineering and development costs are expensed as incurred and consist of labor, supplies, consulting and other costs related to developing and improving Printronix's products.
Advertising
Printronix expenses advertising costs, including promotional literature, brochures and trade shows, as incurred, and is included in sales and marketing expenses in the consolidated statements of operations.
Stock-Based Compensation
The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is currently one to four years. The fair value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. Refer to Note 13 for additional information.
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
The Company’s effective tax rates were 17% and zero for the three months ended March 31, 2022 and 2021, respectively. Our income tax benefit for the three months ended March 31, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized loss recorded in the period, and our income tax expense for the three months ended March 31, 2021 primarily relates to state taxes. The Company has recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2022 and December 31, 2021. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards.
At March 31, 2022 and December 31, 2021, the Company had total unrecognized tax benefits of approximately $887,000. At March 31, 2022 and December 31, 2021, $110,000 of unrecognized tax benefits were recorded in other long-term liabilities and the remaining amount was included as an offset to deferred tax assets. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At March 31, 2022, if recognized, $887,000 of tax benefits would impact the Company’s effective tax rate. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense/benefit. Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
Income/Loss Per Share
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
Basic net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury stock method or the as-converted method, or the two-class method for participating securities, whichever is more dilutive. Potentially dilutive common stock equivalents consist of stock options, restricted stock units, unvested restricted stock, Series A Redeemable Convertible Preferred Stock, Series A Warrants and Series B Warrants. Refer to Note 14 for additional information.
Recent Accounting Pronouncements
Not Yet Adopted
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in these updates will be effective for the Company on January 1, 2023, with early adoption permitted. Management is currently evaluating the impact that the amendments in these updates may have on the Company’s consolidated financial statements.
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of March 31, 2022 and December 31, 2021, the total fair value of the remaining Life Sciences Portfolio investment was $163.7 million and $343.1 million, respectively.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. During the first quarter of 2022, the Company increased its investment in Arix amounting to approximately 21.0% as of March 31, 2022. In addition, two members of the Company's board of directors have seats on the board of Arix, which is currently made up of five board members. Accordingly, the Company has the ability to exercise significant influence over operating and financial policies of Arix, and has elected to account for the Arix investment under the fair value method. To date, the Company has not received any dividends from Arix. As of March 31, 2022, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. As of March 31, 2022, the aggregate carrying amount of our Arix investment was $41.7 million, and is included in equity securities at fair value, in the consolidated balance sheet.

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Change in fair value of equity securities of public companies	$(171,640)	$5,374
Change in fair value of equity securities without readily determinable fair value	—	31,802
Gain (loss) on sale of equity securities of public companies	59,488	—
Net realized and unrealized (loss) gain	$(112,152)	$37,176
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. During the three months ended March 31, 2022 and 2021, our consolidated earnings on equity investment was zero and $2.7 million, respectively, included in the consolidated statements of operations. No distributions were received during the three months ended March 31, 2022 and 2021.
In April 2022, Viamet, received a certain drug approval from the United States Food and Drug Administration ("FDA") and is planning its commercial launch during the second quarter of 2022. In connection with the FDA approval, MalinJ1 is due a milestone payment in the amount of $40.0 million. The Company's portion of that milestone payment will be approximately $25.6 million to be received in the form of a deferred payment, due and payable in October 2022, with interest accrued at 8.5% per year.
On October 13, 2021, Adaptix Limited issued $4.0 million in limited unsecured notes due in 2026 to Radcliffe 2 Ltd., a subsidiary of Merton Healthcare Holdco II LLC. The interest rate on the notes is 8.0% per year. During the three months ended March 31, 2022, we recorded $78,000 in interest income related to the notes. As of March 31, 2022 and December 31, 2021, the receivable including interest was $4.0 million, and is included in other non-current assets in the consolidated balance sheets.
4. INVENTORIES, NET
Printronix's inventories, net consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Raw materials	$3,408	$3,207
Subassemblies and work in process	1,588	1,712
Finished goods	5,453	4,011
	10,449	8,930
Inventory reserves	(435)	—
Inventories, net	$10,014	$8,930

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Machinery and equipment	$2,076	$2,077
Furniture and fixtures	1,049	1,036
Computer hardware and software	635	614
Leasehold improvements	1,029	1,034
	4,789	4,761
Accumulated depreciation and amortization	(904)	(578)
Property, plant and equipment, net	$3,885	$4,183
Total depreciation and amortization expense in the consolidated statements of operations was $335,000 and $35,000 for the three months ended March 31, 2022 and 2021, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses, and our Industrial Operations allocates depreciation and amortization to all applicable operating expense categories.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

Three Months Ended March 31,
2022
(In thousands)
Beginning balance	$7,470
Acquisition of business	—
Impairment losses	—
Ending balance	$7,470
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 1 for additional information related to the Printronix acquisition.
Other intangible assets, net consisted of the following:

	March 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(296,942)	$34,461
Industrial operations	7 years	3,400	(233)	3,167
Total patents		334,803	(297,175)	37,628
Customer relationships - industrial operations	7 years	5,300	(364)	4,936
Trade name and trademarks - industrial operations	7 years	3,430	(235)	3,195
Total		$343,533	$(297,774)	$45,759

	December 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(294,341)	$37,062
Industrial operations	7 years	3,400	(112)	3,288
Total patents		$334,803	$(294,453)	$40,350
Customer relationships - industrial operations	7 years	5,300	(174)	5,126
Trade name and trademarks - industrial operations	7 years	3,430	(113)	3,317
Total		$343,533	$(294,740)	$48,793
Total other intangible asset amortization expense in the consolidated statements of operations was $3.0 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. The Company did not record charges related to the impairment of other intangible assets for the three months ended March 31, 2022 and 2021. There was no accelerated amortization of other intangible assets for the three months ended March 31, 2022 and 2021. During 2021, Acacia reduced its gross patent costs and accumulated amortization by approximately $35.0 million for patents that were fully amortized. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2022	$9,102
2023	12,068
2024	10,692
2025	8,348
2026	2,483
Thereafter	3,066
Total	$45,759
During the year ended December 31, 2021, Acacia accrued certain patent and patent rights acquisition costs, of which $5.0 million is due February 18, 2023. Such amount was included in accrued patent investment costs and other long-term liabilities in the consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Accrued consulting and other professional fees	$1,335	$438
Customer deposit	3,000	3,000
Income taxes payable	493	506
Product warranty liability, current	78	84
Service contract costs	269	307
Short-term lease liability	1,206	935
Other accrued liabilities	968	957
Total	$7,349	$6,227
8. STARBOARD INVESTMENT
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
The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Buyers agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. During October 2021, the Company consummated a suitable acquisition, accordingly $35.0 million was released to the Company from escrow (refer to Note 1 for discussion related to the Printronix acquisition). Upon consummation of the approved acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There are no accrued and unpaid dividends as of March 31, 2022 and December 31, 2021.
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
The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the three months ended March 31, 2022 and 2021 was $1.2 million and $853,000, respectively.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the fair value of the Series A embedded derivative was $14.5 million and $18.4 million, respectively.
Series A Warrants
On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued detachable Series A Warrants to acquire up to 5 million shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million upon issuance. The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the fair value of the Series A Warrants was $10.4 million and $11.3 million, respectively. As of March 31, 2022, the Series A Warrants have not been exercised.
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
In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. As of March 31, 2022, the Series B Warrants have not been exercised.
The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of March 31, 2022 and December 31, 2021, the fair value of the Series B Warrants was $73.1 million and $96.4 million, respectively.
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
The New Notes bear interest at a rate of 6.00% per annum and had an initial maturity date of December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and with the Company agreeing to redeem $80.0 million principal amount of the New Notes by September 30, 2020 and $35.0 million principal amount of the New Notes by December 31, 2020, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will also satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and among the Company, Starboard and the Buyers.
Because the New Notes are to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees associated with the issuance of the Notes and amortized such fees over the approximate seven month period ended December 31, 2020, which was the initial redemption date of the Notes. There was $3,700,000 and $1,338,000 accrued and unpaid interest on the New Notes as of March 31, 2022 and December 31, 2021, respectively.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. The total principal amount outstanding of New Notes as of March 31, 2022 and December 31, 2021 was $165.0 million and $180.0 million, respectively. The New Notes interest rate remained at 6.00% per annum as of March 31, 2022. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million.
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
The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the three months ended March 31, 2022 and 2021, $51,000 and $25,000, respectively, was amortized to interest expense. As of March 31, 2022, $39,000 is remaining to be amortized until the current maturity date of July 15, 2022.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:
Equity Securities at Fair Value. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. As of March 31, 2022, the aggregate carrying amount of this investment was $41.7 million, and is included in equity securities at fair value, in the consolidated balance sheet (refer to Note 3 for additional information). At December 31, 2021, our Level 2 equity securities included an investment measured with an applied pricing model that included significant observable inputs to the public company common stock value. The fair value of this Level 2 equity security investment as of December 31, 2021 was estimated based on a discount of 3 percent determined using the following significant inputs to the pricing model: expected term of restriction of 3 months and volatility of approximately 45 percent.
Series A Warrants. Series A Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in estimate with regard to the calculation of the volatility assumption used in the Black-Scholes option-pricing model. As a result, the Series A Warrants are now measured as Level 3 as opposed to Level 2 as measured previously. The fair value of the Series A Warrants as of March 31, 2022 was estimated based on the following significant assumptions: volatility of 38 percent, risk-free rate of 2.41 percent, term of 5.54 years and a dividend yield of 0 percent. The fair value of the Series A Warrants as of December 31, 2021 was estimated based on the following significant assumptions: volatility of 30 percent, risk-free rate of 1.33 percent, term of 5.79 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Series B Warrants. Series B Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique used to value the Series B Warrants as of December 31, 2020. The fair value of the Series B Warrants as of March 31, 2022 was estimated based on the following significant assumptions: (1) volatility of 38 percent, risk-free rate of 2.41 percent, term of 5.63 years and a dividend yield of 0 percent, and (2) volatility of 29 percent, risk-free rate of 0.85 percent, term of 0.40 years and a dividend yield of 0 percent. The fair value of the Series B Warrants as of December 31, 2021 was estimated based on the following significant assumptions: (1) volatility of 30 percent, risk-free rate of 1.34 percent, term of 5.88 years and a dividend yield of 0 percent, and (2) volatility of 25 percent, risk-free rate of 0.25 percent, term of 0.65 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
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
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. The selected volatility, as described below, represents a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at March 31, 2022 are as follows: volatility of 38 percent, risk-free rate of 2.40 percent, term of 5.63 years, a dividend yield of 0 percent and a discount rate of 11.20 percent. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2021 are as follows: volatility of 30 percent, risk-free rate of 1.30 percent, term of 5.87 years, a dividend yield of 0 percent and a discount rate of 9.60 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
March 31, 2022:
Equity securities at fair value	$246,484	$—	$—	$246,484
Total	$246,484	$—	$—	$246,484

December 31, 2021:
Equity securities at fair value	$113,630	$248,148	$—	$361,778
Total	$113,630	$248,148	$—	$361,778

Liabilities
March 31, 2022:
Series A warrants	$—	$—	$10,395	$10,395
Series A embedded derivative liabilities	—	—	14,506	14,506
Series B warrants	—	—	73,118	73,118
Total	$—	$—	$98,019	$98,019

December 31, 2021:
Series A warrants	$—	$—	$11,291	$11,291
Series A embedded derivative liabilities	—	—	18,448	18,448
Series B warrants	—	—	96,378	96,378
Total	$—	$—	$126,117	$126,117
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2020	$—	$26,728	$52,341	$79,069
Transfer to Level 3	6,640	—	—	6,640
Remeasurement to fair value	11,603	13,691	173,615	198,909
Balance at March 31, 2021	$18,243	$40,419	$225,956	$284,618

Balance at December 31, 2021	$11,291	$18,448	$96,378	$126,117
Remeasurement to fair value	(896)	(3,942)	(23,260)	(28,098)
Balance at March 31, 2022	$10,395	$14,506	$73,118	$98,019
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

10. RELATED PARTY TRANSACTIONS
During 2019, Acacia purchased shares of common stock of Drive Shack, Inc. (“Drive Shack”) for an aggregate purchase price of $2.4 million. At the time, Drive Shack and Clifford Press, Chief Executive Officer and director of Acacia, were related parties as Mr. Press was a board member of Drive Shack until June 2021. During the quarter ended September 30, 2021, Acacia sold its investment receiving proceeds of $1.8 million and recognized a loss of $515,000.
The Company reimbursed an aggregate amount of $36,000 during the three months ended March 31, 2022 to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company. The Company reimbursed an aggregate amount of $408,000 during the quarter ended December 31, 2021.
11. COMMITMENTS AND CONTINGENCIES
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
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, we have leased approximately 4,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlords’ substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date is February 28, 2025.
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
The Company's operating lease costs were $293,000, and $150,000 for the three months ended March 31, 2022 and 2021, respectively.

The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of March 31, 2022 (in thousands):

Years Ending December 31,
Remainder of 2022	$886
2023	1,203
2024	763
2025	347
2026	238
Thereafter	67
Total minimum payments	3,504
Less: short-term lease liabilities	(1,206)
Long-term lease liabilities	$2,298
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
For the three months ended March 31, 2022 and 2021, Acacia incurred no operating expenses for settlement and contingency accruals. At March 31, 2022 and December 31, 2021, our contingency accrual balance, included in accrued expenses and other current liabilities in the consolidated balance sheets, was zero.
Guarantees and Indemnifications
Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at March 31, 2022.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of March 31, 2022 and December 31, 2021, Printronix had approximately $100,000 of these bonds outstanding.
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
In 2020, Printronix executed an agreement with the prior tenant whereby the prior tenant would take 100% responsibility for the costs and process of the cleanup going forward. Printronix is in process of filing for release of such responsibility from a governmental agency and so may currently be found to be secondarily liable if the prior tenant cannot fulfil their responsibilities under the agreement. Accordingly, Printronix no longer takes part in monitoring or paying for any future investigation or cleanup activity. Printronix expects to have no such further costs associated with this facility. During 2020, Printronix was able to recover $24,000 from the prior tenant. Since that date and for the three months ended March 31, 2022, Printronix has incurred no related legal fees.

12. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
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

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
December 1, 2021 - December 31, 2021	784,104	$5.12	$11,004

January 1, 2022 - January 31, 2022	1,588,820	$4.85	$3,286
February 1, 2022 - February 28, 2022	752,895	$4.36	$—
Total repurchases in the quarter	2,341,715	$4.69
Total program repurchases	3,125,819	$4.80
Effective March 31, 2022, Acacia’s Board of Directors approved a new stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. Under the new program, as of May 9, 2022, we have repurchased 1,392,467 shares at an average price per share of $4.60.
In determining whether or not to repurchase any shares of Acacia’s common stock, Acacia’s Board of Directors considers such factors, among others, as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under the Stock Repurchase Program. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorization to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value.
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
In connection with the adoption of the Plan, Acacia’s Board of Directors authorized and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on March 16, 2019. On or after the distribution date, each right would initially entitle the holder to purchase one one-

thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.001 par value for a purchase price of $12.00. On March 15, 2021 the rights expired pursuant to their terms.
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
13. EQUITY-BASED INCENTIVE PLANS
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
Acacia’s compensation committee administers the discretionary option grant and stock issuance programs. The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant. Options generally begin to be exercisable one year after grant and generally expire ten years after grant. Stock options with time-based vesting generally vest over three to four years and restricted shares with time-based vesting generally vest in full after one to four years (generally representing the requisite service period). The Plans terminate no later than the tenth anniversary of the approval of the incentive plans by Acacia’s stockholders.
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
The number of shares of common stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At March 31, 2022, there were 15,967 shares available for grant under the 2013 Plan.

The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the 2016 Plan. At March 31, 2022, there were 435,057 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. Acacia’s Board of Directors may amend or modify the Plans at any time, subject to any required stockholder approval. As of March 31, 2022, there are 5,908,173 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2021	555,417	$5.61	$71	7.3 years
Granted	1,155,000	$3.61	$—
Exercised	—	$—	$—
Forfeited/Expired	(30,000)	$5.75	$—
Outstanding at March 31, 2022	1,680,417	$4.24	$1,080	9.2 years
Exercisable at March 31, 2022	131,667	$4.90	$45	1.9 years
Vested and expected to vest at March 31, 2022	1,680,417	$4.24	$1,080	9.2 years
Unrecognized stock-based compensation expense at March 31, 2022 (in thousands)	$1,859
Weighted average remaining vesting period at March 31, 2022	2.9 years
Stock options granted in 2022 are time-based and will vest in full after three to four years. During the three months ended March 31, 2022, the Company granted 1,155,000 stock options at a weighted average grant-date fair value of $1.19 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following weighted average assumptions: volatility of 30 percent, risk-free interest rate of 1.85 percent, term of 6.11 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage (refer to Note 9 "Embedded derivative liabilities" for additional information). The risk-free rate is based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. No options vested during the three months ended March 31, 2022.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2021	517,569	$4.74	1,014,166	$3.73
Granted	296,000	$3.62	605,000	$3.58
Vested	(62,501)	$5.21	(15,000)	$6.11
Forfeited	(3,333)	$5.54	(3,000)	$5.84
Nonvested at March 31, 2022	747,735	$4.25	1,601,166	$3.64
Unrecognized stock-based compensation expense at March 31, 2022 (in thousands)	$2,451		$4,456
Weighted average remaining vesting period at March 31, 2022	2.1 years		2.5 years

RSAs and RSUs granted in 2022 are time-based and will vest in full after three to four years. The aggregate fair value of RSAs vested during the three months ended March 31, 2022 was $325,000. The aggregate fair value of RSUs vested during the three months ended March 31, 2022 was $92,000. During the three months ended March 31, 2022, RSAs and RSUs totaling 77,501 shares were vested and 18,770 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
Certain RSUs were granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at period end. The remaining units are expected to fully vest on September 3, 2022. Compensation expense for RSUs with market-based vesting conditions for the three months ended March 31, 2022 and 2021, was $53,000 and $105,000, respectively.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Options	$132	$7
RSAs	528	312
RSUs	514	131
Total compensation expense for share-based awards	$1,174	$450
Total unrecognized stock-based compensation expense as of March 31, 2022 was $8.8 million, which will be amortized over a weighted average remaining vesting period of 2.5 years.
Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718-10, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of March 31, 2022 and December 31, 2021, the PIUs totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

14. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended March 31,
	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net loss attributable to Acacia Research Corporation	$(73,266)	$(164,465)
Dividend on Series A redeemable convertible preferred stock	(700)	(263)
Accretion of Series A redeemable convertible preferred stock	(1,151)	(852)
Undistributed earnings allocated to participating securities	—	29,068
Net loss attributable to common stockholders - Basic and Diluted	$(75,117)	$(136,512)

Denominator:
Weighted average shares used in computing net loss per share attributable to common stockholders - Basic and Diluted	46,544,313	48,596,040

Basic and diluted net loss per common share	$(1.61)	$(2.81)

Anti-dilutive potential common shares excluded from the computation of diluted net loss per common share:
Equity-based incentive awards	4,029,318	2,100,391
Series A warrants	5,000,000	5,000,000
Series B warrants	100,000,000	100,000,000
Total	109,029,318	107,100,391

15. SEGMENT REPORTING
As of March 31, 2022, the Company operates and reports its results in two reportable segments: Intellectual Property Operations and Industrial Operations. Historically, the Company has managed and reported under a single reporting segment. In October 2021, the Company acquired Printronix, which comprises all of the operations of the Company’s Industrial Operations reportable segment and led to the identification of the additional reporting segment. The Company reports segment information based on the management approach and organizes its businesses based on products and services. The management approach designates the internal reporting used by the chief operating decision maker for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. Other than Acacia's equity securities investments, specific asset information is not included in managements review at this time.
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

The Company’s Industrial Operations segment generates operating income by designing and manufacturing printers and consumable products for various industrial printing applications. Printers consist of hardware and embedded software and may be sold with maintenance service agreements. Consumable products include inked ribbons which are used in Printronix’s printers. Printronix’s products are primarily sold through channel partners, such as dealers and distributors, to end-users. The Industrial Operations reporting segment did not exist prior to the acquisition of Printronix in October 2021. Therefore, for the three months ended March 31, 2021, the consolidated results represented the results of the Company’s single reporting segment.
The Company's segment information is as follows:

	Three Months Ended March 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$2,615	$—	$2,615
Printers and parts	—	4,254	4,254
Consumable products	—	5,384	5,384
Services	—	1,254	1,254
Total revenues	2,615	10,892	13,507

Cost of revenues:
Inventor royalties	170	—	170
Contingent legal fees	549	—	549
Litigation and licensing expenses	1,244	—	1,244
Amortization of patents	2,601	—	2,601
Cost of sales	—	4,192	4,192
Total cost of revenues	4,564	4,192	8,756
Segment gross (loss) profit	(1,949)	6,700	4,751

Other operating expenses:
Engineering and development expenses	—	190	190
Sales and marketing expenses	—	2,016	2,016
Amortization of intangible assets	—	433	433
General and administrative expenses	1,716	2,422	4,138
Total other operating expenses	1,716	5,061	6,777
Segment operating (loss) income	$(3,665)	$1,639	(2,026)

Parent general and administrative expenses			6,482
Operating loss			(8,508)
Total other expense			(79,636)
Loss before income taxes			$(88,144)
For comparability purposes, Acacia's three months ended March 31, 2021 general and administrative expenses, as reported in the consolidated statement of operations, were $6.2 million and included parent general and administrative expenses of $5.2 million, which derives a comparative Intellectual Property Operations general and administrative expense amount of approximately $1.0 million.

	March 31, 2022	December 31, 2021
	(In thousands)
Equity securities investments:
Equity securities at fair value	$246,484	$361,778
Equity securities without readily determinable fair value	5,816	5,816
Investment securities - equity method investments	30,934	30,934
Total parent equity securities investments	283,234	398,528

Other parent assets	152,283	172,726

Segment total assets:
Intellectual property operations	171,647	$175,286
Industrial operations	54,276	52,316
Total assets	$661,440	$798,856
The Company's revenues and long-lived tangible assets by geographic area are presented below. Acacia's revenues are attributed to licensees domiciled in foreign jurisdictions. Printronix's net sales to external customers are attributed to geographic areas based upon the final destination of products shipped. The Company, primarily through its Printronix subsidiary, has identified three global regions for marketing its products and services: Americas, Europe, Middle East and Africa, and Asia-Pacific. Assets are summarized based on the location of held assets.

	Three Months Ended March 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$2,097	$3,849	$5,946
Canada and Latin America	6	372	378
Total Americas	2,103	4,221	6,324

Europe, Middle East and Africa	500	2,508	3,008

China	—	1,133	1,133
India	—	1,749	1,749
Asia-Pacific, excluding China and India	12	1,281	1,293
Total Asia-Pacific	12	4,163	4,175
Total revenues	$2,615	$10,892	$13,507

	March 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$198	$423	$621
Malaysia	—	2,983	2,983
Other foreign countries	—	281	281
Total	$198	$3,687	$3,885

	December 31, 2021
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$204	$473	$677
Malaysia	—	3,203	3,203
Other foreign countries	—	303	303
Total	$204	$3,979	$4,183
16. SUBSEQUENT EVENT
In April 2022, a company in our Life Sciences Portfolio received a certain drug approval from the United States Food and Drug Administration. In connection with the approval, Acacia is due a milestone payment in the approximate amount of $25.6 million to be received in the form of a deferred payment, due and payable in October 2022, with interest accrued at 8.5% per year. Refer to Note 3 for additional information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these "forward-looking statements" as a result of various factors including the risks we discuss in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2021,“Risk Factors,” and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
We have a strategic relationship with Starboard Value LP ("Starboard") that provides us access to capital, industry expertise, and a deep bench of operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard provides ready access to its extensive network of highly successful industry executives and, as part of our relationship, Starboard assists with sourcing and evaluating appropriate acquisition opportunities.
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $837.2 million to our patent partners.
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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through March 31, 2022. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
For more information related to our Industrial Operations, refer to the section entitled "Industrial Printing Solutions" below.
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
This led to our acquisition of the Life Sciences Portfolio in June 2020. In connection with the purchase of the equity securities in the Life Sciences Portfolio, we issued to certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard, $115.0 million principal amount of our senior secured notes, or Notes. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company. As of March 31, 2022, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.
In addition, in October 2021, we consummated our first operating company acquisition of Printronix.
Refer to “Recent Business Matters – Starboard Securities and Senior Secured Notes” and “Recent Business Matters – Equity Securities Portfolio Investment” below, and “General – Industrial Operations” above, and Notes 1, 3 and 8 to the consolidated financial statements elsewhere herein for more information related to the Printronix acquisition, Life Sciences Portfolio and Notes, respectively.
For the three months ended March 31, 2022 and 2021, we reported consolidated revenues of $13.5 million and $5.8 million. Cash and cash equivalents and equity securities at fair value totaled $535.9 million as of March 31, 2022, as compared to $670.7 million as of December 31, 2021. Our operating activities during the periods presented were focused on the continued operation of our patent licensing and enforcement business, including the continued pursuit of our ongoing patent licensing and enforcement programs.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this report, our operating subsidiaries have four pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is, in our experience, a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts. Refer to Item 1A “Risk Factors” of our Annual Report for additional information regarding trials, patent litigation and related risks.
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
During the three months ended March 31, 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
Recent Business Matters
Starboard Securities and Senior Secured Notes
In 2019, as part of our strategy to grow, we began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard and the Buyers, or the Securities Purchase Agreement, pursuant to which the Buyers purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35.0 million, and warrants to purchase up to 5 million shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes, or Notes, and additional warrants, or the Series B Warrants, which may be issued to the Buyers in the future. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with the Buyer’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board of Directors. The Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”
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
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. The total principal amount outstanding of New Notes as of March 31, 2022 and December 31, 2021 was $165.0 million and $180.0 million, respectively. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information.
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
Revenues for the three months ended March 31, 2022 and 2021 included fees from the following technology licensing and enforcement programs:

•	Bone Wedge technology(1)(2)	•	Wireless Mesh Networking technology(1)
•	Flash Memory technology(2)	•	Wi-Fi 6 standard essential patents technology(1)(2)
•	Internet search, advertising and cloud computing technology(1)(2)	•	Semiconductor and Memory-Related technology(1)
•	Speech codecs used in wireless and wireline systems technology(1)(2)	•	Computer-Aided Design technology(1)
•	Wireless Infrastructure and User Equipment Technology(2)
____________________
(1)Licensing and enforcement program generating revenue in 2022.
(2)Licensing and enforcement program generating revenue in 2021.
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

Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$13,507	$5,803	$7,704	133%
Total costs and expenses	22,015	11,479	10,536	92%
Operating loss	(8,508)	(5,676)	(2,832)	50%
Total other expense	(79,636)	(157,879)	78,243	(50%)
Loss before income taxes	(88,144)	(163,555)	75,411	(46%)
Income tax benefit (expense)	14,878	(10)	14,888	n/a
Net loss attributable to Acacia Research Corporation	(73,266)	(164,465)	91,199	(55%)
Results of Operations - three months ended March 31, 2022 compared with the three months ended March 31, 2021
Total revenues increased $7.7 million to $13.5 million for the three months ended March 31, 2022, as compared to $5.8 million for the three months ended March 31, 2021, due to the net revenues contributed from Printronix of $10.9 million. Acacia executed nine new license agreements during the first quarter of 2022 for an increase of two over the comparable prior period, however Acacia's revenues decreased by $3.2 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Refer to "Revenues" below for further discussion.
Loss before income taxes was $88.1 million for three months ended March 31, 2022, as compared to a loss of $163.6 million in the comparable prior period. The net decrease was comprised of the increase in revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $75,000, from $95,000 to $170,000 in 2022, primarily due to the new license agreements and related revenues generated with inventor royalty obligations. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Contingent legal fees decreased $545,000, from $1.1 million to $549,000 in 2022, primarily due to the decrease in Acacia's revenues described above. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Litigation and licensing expenses decreased $1.0 million, from $2.3 million to $1.2 million in 2022, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Amortization of patents expense from our intellectual property operations increased $739,000, from $1.9 million to $2.6 million in 2022, due to an increase in scheduled amortization resulting from the new portfolio acquired in 2021.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses for the first quarter of 2022 added a total of $6.4 million to our consolidated operating expenses. Refer to "Cost of Revenues – Industrial Operations" below for further discussion.
•General and administrative expenses increased $4.9 million, from $6.2 million to $11.1 million in 2022, primarily due to higher parent company and Intellectual Property Operations legal and business development related expenses, compensation expense for share-based awards, and $2.9 million from our Industrial Operations general and administrative costs and amortization expense for the first quarter of 2022. Refer to "General and Administrative Expenses" below for further detail and discussion.

•Compensation expense for share-based awards, included in general and administrative expenses above, increased $724,000, from $450,000 to $1.2 million in 2022, primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2022 and 2021, which includes a partial offset by forfeitures for terminated employees.
•Unrealized loss from the change in fair value of our equity securities was $172.2 million in 2022, as compared to an unrealized gain of $37.8 million in the comparable prior period. The unrealized loss and gain were primarily derived from our Life Sciences Portfolio. The current period unrealized loss primarily relates to one Life Sciences Portfolio company’s valuation decrease. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of our equity securities increased $66.1 million, from $819,000 to $66.9 million in 2022. The realized gains were primarily derived from our Life Sciences Portfolio. The current period realized gain primarily relates to the partial sale of one Life Sciences Portfolio security. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture was zero in 2022, as compared to $2.7 million in the comparable prior period. Refer to "Equity Securities Investments" below for further discussion.
•We recognized an unrealized loss of $2.8 million on the fair value investment in 2021 related to our former investment in Veritone. Refer to "Equity Securities Investments" below for further discussion.
•We recognized a realized gain on sale of $3.6 million on the fair value investment in 2021 related to our former investment in Veritone. Refer to "Equity Securities Investments" below for further discussion.
•We recognized an unrealized gain of $28.1 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative in 2022, as compared to an unrealized loss of $198.9 million in the comparable prior period. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.
•Loss on foreign currency exchange increased $789,000, from $24,000 to $813,000 in 2022. The increase, was primarily derived from our transactions related to our Life Sciences Portfolio investment. Refer to "Equity Securities Portfolio Investment" above and Note 3 to the consolidated financial statements elsewhere herein for additional information.
•Interest expense on Senior Secured Notes increased $1.4 million, from $1.2 million to $2.6 million in 2022, primarily due to increased interest expense from recent Note issuances. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other was $1.0 million in 2022, as compared to an expense of $26,000 in the comparable prior period, mainly due to an increase in dividend income from our cash equivalents and equity security investments. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.

Revenues
Intellectual Property Operations
Acacia's revenue for the periods presented included the following:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenues (in thousands, except percentage change values)	$2,615	$5,803	$(3,188)	(55%)
New license agreements executed	9	7	2	29%
Licensing and enforcement programs generating revenues	7	6	1	17%
Licensing and enforcement programs with initial revenues	—	1	(1)	(100%)
New patent portfolios	—	1	(1)	(100%)
For the periods presented above, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $3.2 million from seven new license agreements executed during the quarter related to four programs generating revenues. Recurring revenue, that provides for quarterly sales-based license fees, increased $29,000 from various on-going license arrangements including two new license agreements executed during the quarter related to three programs generating revenues.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Industrial Operations
Printronix's net revenue for the three months ended March 31, 2022 included the following (in thousands):

Printers and parts	$4,254
Consumable products	5,384
Services	1,254
Total	$10,892
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Printing Solutions” above for additional information related to Printronix's operating activities.

Cost of Revenues
Intellectual Property Operations

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$170	$95	$75	79%
Contingent legal fees	549	1,094	(545)	(50%)
Litigation and licensing expenses	1,244	2,262	(1,018)	(45%)
Amortization of patents	2,601	1,862	739	40%
Total	$4,564	$5,313	$(749)	(14%)
For the three months ended March 31, 2022, total cost of revenues for our Intellectual Property Operations decreased $749,000 from the comparable prior period. Refer to detailed change explanations above.
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
Industrial Operations
Printronix's cost of sales for the three months ended March 31, 2022 was $4.2 million. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's cost of sales.
Operating Expenses

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$190	$—	$190	n/a
Sales and marketing expenses - industrial operations	2,016	—	2,016	n/a

General and administrative costs - intellectual property operations	1,716	1,005	711	71%
General and administrative costs - industrial operations	2,855	—	2,855	n/a
Parent general and administrative expenses	6,482	5,161	1,321	26%
Total general and administrative expenses	11,053	6,166	4,887	79%
Total	$13,259	$6,166	$7,093	115%

The operating expenses table above includes the Company's general and administrative expenses and Printronix's engineering and development expenses and sales and marketing expenses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

Three Months Ended March 31,
2022 vs. 2021
(In thousands)
Personnel costs and board fees	$256
Variable performance-based compensation costs	257
Other general and administrative costs	849
General and administrative costs - industrial operations	2,422
Amortization of industrial operations intangible assets	433
Compensation expense for share-based awards	724
Non-recurring employee severance costs	(54)
Total change in general and administrative expenses	$4,887
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
The increase in personnel cost and board fees for the periods presented was primarily due to an increase in headcount and related costs. The change in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation accruals. The increase in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, was primarily due to higher legal and business development related expenses. Compensation expense for share-based awards increased primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2022 and 2021. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Industrial Operations related general and administrative costs and amortization contributed $2.9 million of the increased expenses. Refer to additional general and administrative change explanations above.
Other (Expense) Income
Equity Securities Investments

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(172,203)	$37,849	$(210,052)	(555%)
Gain on sale of equity securities	66,876	819	66,057	8,066%
Earnings on equity investment in joint venture	—	2,730	(2,730)	(100%)
Net realized and unrealized (loss) gain	(105,327)	41,398	(146,725)	(354%)
Change in fair value of investment	—	(2,752)	2,752	(100%)
Gain on sale of investment	—	3,591	(3,591)	(100%)
Total net realized and unrealized (loss) gain	$(105,327)	$42,237	$(147,564)	(349%)
Our equity securities investments, including the Life Sciences Portfolio and other equity securities, are recorded at fair value at each balance sheet date.

Our year-to-date results included a significant unrealized loss from the change in fair value of our equity securities as compared to a gain in the prior period, while realized gains from the sale of our equity securities increased, as compared to the prior period. These changes were primarily derived from our Life Sciences Portfolio, in which, our sales activity of certain investments increased relative to securities that were held with unrealized gains in the prior year. The current period unrealized loss primarily relates to one Life Sciences Portfolio company’s valuation decrease. During 2021, we began to recognize earnings on our equity investment in joint venture, which is part of the Life Sciences Portfolio. Refer to additional change explanations above. Refer to Notes 2 and 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in the Life Sciences Portfolio and other equity securities.
Our prior year-to-date results included an unrealized loss on the fair value investment in Veritone, while we recognized a realized gain on sale of the equity investment in Veritone. Acacia no longer has an investment in Veritone common stock and warrants. Refer to additional change explanations above. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our former investment in Veritone.
Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$14,878	$(10)	$14,888	n/a
Effective tax rate	17%	—%	n/a	17%
Our effective tax rate for the three months ended March 31, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized loss recorded in the period, and for the three months ended March 31, 2021 primarily relates to state taxes.
The provision for income taxes is determined using an effective tax rate. For the three months ended March 31, 2022, the Company’s estimated annual effective tax rate of 17% was lower than the U.S. federal statutory rate primarily due non-taxable income, expiration of foreign tax credits and changes in valuation allowance. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. For the three months ended March 31, 2021, the Company recorded a provision for income taxes of $10,000, which was primarily comprised of state income taxes.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the three months ended March 31, 2022, our Printronix subsidiary experienced some inflation from higher freight costs and in the cost of raw materials than in previous years. While Printronix inventory costs have been impacted by these inflationary pressures, up to this point Printronix has generally been able to adjust selling prices in response to these higher costs.
Liquidity and Capital Resources
General
Our material cash requirements as of March 31, 2022, are recognized as liabilities or are otherwise described in Note 11, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 11 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At March 31, 2022, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.

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
Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities, and as deemed appropriate by management from our availability of Senior Secured Notes (discussed above under the caption “Recent Business Matters – Starboard Securities and Senior Secured Notes”). Our management believes that our cash and cash equivalent balances, anticipated cash flows from operations and our availability of Senior Secured Notes will be sufficient to meet our cash requirements through at least twelve months from the date of this report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors” of our Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents, equity securities at fair value and long-term restricted cash totaled $535.9 million at March 31, 2022, compared to $671.1 million at December 31, 2021.
Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(3,163)	$(6,120)
Investing activities	9,931	(13,940)
Financing activities	(26,760)	(260)
Decrease in cash and cash equivalents and restricted cash	$(19,992)	$(20,320)
Cash Flows from Operating Activities
Cash receipts from Acacia's licensees totaled $2.7 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively. Cash receipts from Printronix's customers totaled $11.2 million for the three months ended March 31, 2022. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash used in operations for the three months ended March 31, 2022 decreased to $3.2 million, as compared to a $6.1 million in the comparable prior period, due to the positive impact from the net changes in working capital cash flows (further discussed below), most notably from account receivable, which was partially offset by the total change in net loss (described above) and related noncash adjustments.
Working Capital
Our working capital at March 31, 2022 decreased to $402.3 million, compared to $530.5 million at December 31, 2021, which was comprised of the changes discussed below.

Accounts receivable decreased to $9.1 million at March 31, 2022, compared to $9.5 million at December 31, 2021. Printronix's inventories increased to $10.0 million at March 31, 2022, compared to $8.9 million at December 31, 2021. Prepaid expenses and other current assets increased to $5.0 million at March 31, 2022, compared to $4.8 million at December 31, 2021. Accounts payable, accrued expenses and other current liabilities, accrued compensation and accrued patent investment costs increased to $22.0 million at March 31, 2022, compared to $15.4 million at December 31, 2021, primarily from accrued patent investment costs becoming currently due. Royalties and contingent legal fees payable decreased to $2.3 million at March 31, 2022, compared to $2.5 million at December 31, 2021. The royalties and contingent legal fees payable are generally scheduled to be paid in the subsequent quarter upon our receipt of the related fee payments from licensees, in accordance with the underlying contractual arrangements. Printronix's deferred revenue increased to $1.5 million at March 31, 2022, compared to $1.1 million at December 31, 2021.
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Patent acquisition	$—	$(11,000)
Sale of investment at fair value	—	3,591
Purchases of equity securities	(92,877)	(9,200)
Sales of equity securities	102,842	2,702
Purchases of property and equipment	(34)	(33)
Net cash provided by (used in) investing activities	$9,931	$(13,940)
Cash flows from investing activities for the three months ended March 31, 2022 increased to $9.9 million, as compared to an outflow of $13.9 million in the comparable prior period, primarily due to net cash inflows from our Life Sciences Portfolio equity securities transactions in 2022. Refer to “Recent Business Matters – Equity Securities Portfolio Investment” above, and Note 3 to the consolidated financial statements elsewhere herein for additional information related to the Life Sciences Portfolio.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Repurchase of common stock	$(10,988)	$—
Issuance of Senior Secured Notes, net of lender fee	—	50,000
Paydown of Senior Secured Notes	(15,000)	(50,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(700)	(260)
Taxes paid related to net share settlement of share-based awards	(72)	—
Net cash used in financing activities	$(26,760)	$(260)
Cash outflows from financing activities for the three months ended March 31, 2022 increased to $26.8 million, as compared to $260,000 in the comparable prior period, primarily due to activity related to our Senior Secured Notes and our common stock repurchases (refer to Note 12). Refer to “Recent Business Matters – Starboard Securities and Senior Secured Notes,” above, and Note 8 to the consolidated financial statements elsewhere herein for additional information related to the Senior Secured Notes.

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
Printronix recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services. To determine the transaction price, Printronix estimates the amount of consideration to which it expects to be entitled in exchange for transferring promised goods or services to a customer. Elements of variable consideration are estimated at the time of sale which primarily include product rights of return, rebates, price protection and other incentives that occur under established sales programs. These estimates are developed using the expected value or the most likely amount method and are reviewed and updated, as necessary, at each reporting period. Revenues, inclusive of variable consideration, are recognized to the extent it is probable that a significant reversal recognized will not occur in future periods. The provision for returns and sales allowances is determined by an analysis of the historical rate of returns and sales allowances over recent quarters, and adjusted to reflect management’s future expectations. For additional information regarding Printronix's net revenues, refer to Note 2 to the consolidated financial statements.
Valuation of Long-lived Assets and Other Intangible Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. For additional information regarding Acacia's patent portfolio valuation estimates, refer to Note 2 to the consolidated financial statements. The Company did not record any long-lived asset, patent or other intangible asset impairment charges for the three months ended March 31, 2022 and 2021.

Valuation of Series A Warrants and Series B Warrants
The fair value of the Series A and B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Note 9 to the consolidated financial statements for detailed information related to these fair value measurements. Of the assumptions used in the Black-Scholes option-pricing model, volatility changes would have the most significant impact on the fair value. As of March 31, 2022, a hypothetical 10% increase in the volatility would have resulted in an increased liability balance of approximately $1.5 million and $15.6 million, in our Series A and B Warrants, respectively.
Valuation of Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock. Refer to Note 9 to the consolidated financial statements for detailed information related to this fair value measurement. Of the assumptions used in the binomial lattice framework, volatility and discount rate changes would have the most significant impact on the fair value. As of March 31, 2022, a hypothetical 10% increase in the volatility and 1% increase in the discount rate would have resulted in an increased liability balance of approximately $476,000 and $1.3 million, respectively.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2022 and December 31, 2021. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards. Refer to Note 2 to the consolidated financial statements for additional information.
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
As of March 31, 2022 and December 31, 2021, the carrying value of our equity investments in public and private companies was $283.2 million and $398.5 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of March 31, 2022, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $24.6 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although Acacia historically has not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to revenue agreements with licensees domiciled in foreign jurisdictions and certain equity security investments. As of March 31, 2022, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $11.8 million effect on our financial position and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
(i). Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2022) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
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
We spend a significant amount of our financial and management resources to pursue our current litigation matters. We believe that these litigation matters and others that we may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to our litigation are sometimes large, well-financed companies with substantially greater resources than us. We cannot assure you that any of our current or future litigation matters will result in a favorable outcome for us. In addition, in part due to the appeals process and other legal processes, even if we obtain favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that we will not be exposed to claims or sanctions against us which may be costly or impossible for us to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our ability to effectively and efficiently monetize our assets. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information related to legal proceedings.
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. There have been no changes to the Risk Factors previously reported in our Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Common Stock
On December 6, 2021, Acacia’s Board of Directors approved a stock repurchase program, which authorized the purchase of up to $15.0 million of the Company’s common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through December 6, 2022. During February 2022, we completed the December 2021 program with total common stock purchases of 3,125,819 shares for the aggregate amount of $15.0 million. Our monthly stock repurchases, all of which were purchased as part of a publicly announced plan or program, made in the quarter covered by this report are as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
January 1, 2022 - January 31, 2022	1,588,820	$4.85	$3,286
February 1, 2022 - February 28, 2022	752,895	$4.36	$—
March 1, 2022 - March 31, 2022	—	$—	$—
Total repurchases in the quarter	2,341,715	$4.69
Effective March 31, 2022, Acacia’s Board of Directors approved a new stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act.
Refer to Note 12 to the consolidated financial statements elsewhere herein for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
10.1
Sixth Supplemental Agreement, dated as of January 31, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on February 4, 2022)

10.2*
Employment Agreement, effective March 10, 2022, among Acacia Research Corporation, Acacia Research Group LLC, and Martin D. McNulty Jr. (incorporated by reference to the Current Report on Form 8-K filed on March 15, 2022)

10.3
Seventh Supplemental Agreement, dated as of April 14, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on April 20, 2022)

31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2022 and 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104#	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
_________________________
#    Filed herewith.
*The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Quarterly Report on Form 10-Q pursuant to Item 15(a)(3) of Form 10-K.
†    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: May 12, 2022	/s/ Clifford Press
By: Clifford Press
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: May 12, 2022	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer (Principal Financial Officer)