Form 10-Q
period 2022-06-30
ACACIA RESEARCH CORP
filed 2022-08-11
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 8, 2022, was 38,306,151.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
June 30, 2022

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	2

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Six Months Ended June 30, 2022 and 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	64

Item 4.	Controls and Procedures	64

PART II.	OTHER INFORMATION	66

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Mine Safety Disclosures	67

Item 5.	Other Information	67

Item 6.	Exhibits	68
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements address future events and conditions concerning, among other things, acquisition and development activities, financial results of our acquired businesses, intellectual property, or IP, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
•our costly acquisitions of and investment in operating businesses and intellectual property;
•our ability to attract and retain employees and management teams of our operating businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations;
•our relationship with Starboard Value LP;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$263,945	$308,943
Equity securities at fair value	126,345	361,778
Equity securities without readily determinable fair value	5,816	5,816
Investment securities - equity method investments	73,020	30,934
Accounts receivable, net	13,692	9,517
Inventories, net	12,056	8,930
Prepaid expenses and other current assets	5,291	4,764
Total current assets	500,165	730,682

Long-term restricted cash	—	418
Property, plant and equipment, net	3,883	4,183
Goodwill	7,470	7,470
Other intangible assets, net	42,725	48,793
Leased right-of-use assets	2,415	2,027
Other non-current assets	5,041	5,283
Total assets	$561,699	$798,856

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,484	$5,440
Accrued expenses and other current liabilities	6,841	6,227
Accrued compensation	4,108	3,698
Royalties and contingent legal fees payable	2,581	2,463
Deferred revenue	1,378	1,114
Senior secured notes payable	115,828	181,248
Total current liabilities	136,220	200,190

Deferred revenue, net of current portion	623	581
Series A warrant liabilities	12,785	11,291
Series A embedded derivative liabilities	23,599	18,448
Series B warrant liabilities	96,781	96,378
Long-term lease liabilities	2,254	2,027
Deferred income tax liabilities, net	3,052	18,552
Other long-term liabilities	1,066	6,161
Total liabilities	276,380	353,628

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of June 30, 2022 and December 31, 2021; aggregate liquidation preference of $35,000 as of June 30, 2022 and December 31, 2021	17,145	14,753

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 40,622,465 and 48,807,748 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	41	49
Treasury stock, at cost, 13,877,003 and 5,388,469 shares as of June 30, 2022 and December 31, 2021, respectively	(86,781)	(47,281)
Additional paid-in capital	646,352	648,389
Accumulated deficit	(316,493)	(181,724)
Total Acacia Research Corporation stockholders' equity	243,119	419,433

Noncontrolling interests	25,055	11,042

Total stockholders' equity	268,174	430,475

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$561,699	$798,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues:
Intellectual property operations	$8,062	$17,400	$10,677	$23,203
Industrial operations	8,655	—	19,547	—
Total revenues	16,717	17,400	30,224	23,203

Costs and expenses:
Cost of revenues - intellectual property operations	4,634	9,253	9,198	14,566
Cost of sales - industrial operations	4,592	—	8,784	—
Engineering and development expenses - industrial operations	145	—	335	—
Sales and marketing expenses - industrial operations	2,294	—	4,310	—
General and administrative expenses	10,722	6,503	21,775	12,669
Total costs and expenses	22,387	15,756	44,402	27,235
Operating (loss) income	(5,670)	1,644	(14,178)	(4,032)

Other (expense) income:
Equity securities investments:
Change in fair value of equity securities	(57,647)	11,158	(229,850)	49,007
Gain on sale of equity securities	11,498	14,617	78,374	15,436
Earnings on equity investment in joint venture	42,085	7	42,085	2,737
Net realized and unrealized (loss) gain	(4,064)	25,782	(109,391)	67,180
Change in fair value of investment	—	—	—	(2,752)
Gain on sale of investment	—	—	—	3,591
Change in fair value of the Series A and B warrants and embedded derivatives	(35,146)	(5,576)	(7,048)	(204,485)
Loss on foreign currency exchange	(1,814)	(152)	(2,627)	(176)
Interest expense on Senior Secured Notes	(1,859)	(1,607)	(4,460)	(2,764)
Interest income and other, net	863	85	1,870	59
Total other (expense) income	(42,020)	18,532	(121,656)	(139,347)

(Loss) income before income taxes	(47,690)	20,176	(135,834)	(143,379)

Income tax benefit (expense)	200	(510)	15,078	(520)

Net (loss) income including noncontrolling interests in subsidiaries	(47,490)	19,666	(120,756)	(143,899)

Net income attributable to noncontrolling interests in subsidiaries	(14,013)	(6)	(14,013)	(906)

Net (loss) income attributable to Acacia Research Corporation	$(61,503)	$19,660	$(134,769)	$(144,805)

(Loss) income per share:
Net (loss) income attributable to common stockholders - Basic	$(63,443)	$15,234	$(138,560)	$(147,099)
Weighted average number of shares outstanding - Basic	43,988,677	48,729,020	45,259,435	48,662,897
Basic net (loss) income per common share	$(1.44)	$0.31	$(3.06)	$(3.02)
Net (loss) income attributable to common stockholders - Diluted	$(63,443)	$18,928	$(138,560)	$(147,099)
Weighted average number of shares outstanding - Diluted	43,988,677	83,086,980	45,259,435	48,662,897
Diluted net (loss) income per common share	$(1.44)	$0.23	$(3.06)	$(3.02)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended June 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	350,000	$15,904	46,754,930	$47	$(58,267)	$647,640	$(254,990)	$11,042	$345,472
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(61,503)	14,013	(47,490)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,241	—	—	—	(1,241)	—	—	(1,241)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(699)	—	—	(699)
Issuance of common stock for vesting of restricted stock units	—	—	160,501	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(50,000)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(96,147)	—	—	(431)	—	—	(431)
Compensation expense for share-based awards	—	—	—	—	—	1,083	—	—	1,083
Repurchase of common stock	—	—	(6,146,819)	(6)	(28,514)	—	—	—	(28,520)
Balance at June 30, 2022	350,000	$17,145	40,622,465	$41	$(86,781)	$646,352	$(316,493)	$25,055	$268,174

	Three Months Ended June 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	350,000	$11,777	49,279,453	$49	$(43,270)	$650,753	$(495,386)	$11,942	$124,088
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	19,660	6	19,666
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	918	—	—	—	(918)	—	—	(918)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(263)	—	—	(263)
Stock options exercised	—	—	30,000	1	—	93	—	—	94
Issuance of common stock for vesting of restricted stock units	—	—	28,834	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	278,315	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	—	—	529	—	—	529
Balance at June 30, 2021	350,000	$12,695	49,616,602	$50	$(43,270)	$650,194	$(475,726)	$11,948	$143,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Six Months Ended June 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(134,769)	14,013	(120,756)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	2,392	—	—	—	(2,392)	—	—	(2,392)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,399)	—	—	(1,399)
Issuance of common stock for vesting of restricted stock units	—	—	175,501	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	242,667	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(114,917)	—	—	(503)	—	—	(503)
Compensation expense for share-based awards	—	—	—	—	—	2,257	—	—	2,257
Repurchase of common stock	—	—	(8,488,534)	(8)	(39,500)	—	—	—	(39,508)
Balance at June 30, 2022	350,000	$17,145	40,622,465	$41	$(86,781)	$646,352	$(316,493)	$25,055	$268,174

	Six Months Ended June 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$(330,921)	$11,042	$288,316
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(144,805)	906	(143,899)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,771	—	—	—	(1,771)	—	—	(1,771)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(523)	—	—	(523)
Stock options exercised	—	—	30,000	1	—	93	—	—	94
Issuance of common stock for vesting of restricted stock units	—	—	28,834	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	278,315	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	—	—	979	—	—	979
Balance at June 30, 2021	350,000	$12,695	49,616,602	$50	$(43,270)	$650,194	$(475,726)	$11,948	$143,196
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(120,756)	$(143,899)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash used in operating activities:
Change in fair value of investment, net	—	2,752
Gain on sale of investment	—	(3,591)
Depreciation and amortization	6,777	4,547
Amortization of debt discount and issuance costs	56	(178)
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	5,151	14,463
Change in fair value of Series A warrants	1,494	11,824
Change in fair value of Series B warrants	403	178,198
Compensation expense for share-based awards	2,257	979
Loss on foreign currency exchange	2,627	176
Change in fair value of equity securities	229,850	(49,007)
Gain on sale of equity securities	(78,374)	(15,436)
Earnings on equity investment in joint venture	(42,085)	(2,737)
Deferred income taxes	(15,500)	—
Changes in assets and liabilities:
Accounts receivable	(4,339)	(12,244)
Inventories	(3,125)	—
Prepaid expenses and other assets	(3,135)	(627)
Accounts payable and accrued expenses	723	2,826
Royalties and contingent legal fees payable	118	3,927
Deferred revenue	305	—
Net cash used in operating activities	(17,553)	(8,027)

Cash flows from investing activities:
Patent acquisition	(5,000)	(11,000)
Sale of investment at fair value	—	3,591
Purchases of equity securities	(107,537)	(27,871)
Sales of equity securities	191,494	33,467
Distributions received from equity investment in joint venture	—	1,830
Purchases of property and equipment	(410)	(45)
Net cash provided by (used in) investing activities	78,547	(28)

Cash flows from financing activities:
Repurchase of common stock	(39,508)	—
Issuance of Senior Secured Notes, net of lender fee	—	80,000
Paydown of Senior Secured Notes	(65,000)	(50,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,399)	(523)
Taxes paid related to net share settlement of share-based awards	(503)	—
Proceeds from exercise of stock options	—	94
Net cash (used in) provided by financing activities	(106,410)	29,571

(Decrease) increase in cash and cash equivalents and restricted cash	(45,416)	21,516

Cash and cash equivalents and restricted cash, beginning	309,361	200,546

Cash and cash equivalents and restricted cash, ending	$263,945	$222,062

Supplemental schedule of cash flow information:
Interest paid	$4,879	$2,340
Income taxes paid	37	9
Noncash investing and financing activities:
Patent acquisition in exchange of notes receivable	—	4,000
Patent acquisition accrued liabilities	—	15,000
Distribution to noncontrolling interests in subsidiaries	—	906
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
We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio,” in June 2020. As of June 30, 2022, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.
Intellectual Property Operations – Patent Licensing, Enforcement and Technologies Business
The Company invests in intellectual property and related absolute return assets and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under Acacia Research Group, LLC and its wholly-owned subsidiaries ("ARG"), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. ARG generates revenues and related cash flows from the granting of IP rights for the use of patented technologies that its operating subsidiaries control or own.
Our Patent Licensing, Enforcement and Technologies Business depends upon the identification and investment in new patents, inventions and companies that own IP through relationships with inventors, universities, research institutions, technology companies and others. If ARG’s operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then they may not be able to identify new technology-based opportunities for sustainable revenue and/or revenue growth.
During the six months ended June 30, 2022, ARG did not obtain control of any new patent portfolios. During the year ended December 31, 2021, ARG obtained control of one new patent portfolio.
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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through June 30, 2022. As of December 31, 2021, management finalized the valuations of all acquired assets and liabilities assumed in the acquisition and there was no contingent consideration.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 31, 2022, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of June 30, 2022, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Revenue Recognition
Intellectual Property Operations
ARG's revenue is recognized upon transfer of control (i.e., by the granting) of promised bundled IP Rights and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those IP Rights. Revenue contracts that provide promises to grant the right to use IP Rights as they exist at the point in time at which the IP Rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.
For the periods presented, revenue contracts executed by ARG primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by ARG. Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, which provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring License Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio or sales of our patent portfolio. IP Rights granted included the following, as applicable: (i) the grant of a non-exclusive, future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were generally perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to grant combined items to which the promised IP Rights are inputs and (ii) the Company's promise to grant each individual IP right described above to the customer is not separately identifiable from other promises to grant IP Rights in the contract.
Since the promised IP Rights are not individually distinct, ARG combined each individual IP Right in the contract into a bundle of IP Rights that is distinct, and accounted for all of the IP Rights promised in the contract as a single performance obligation. The IP Rights granted were “functional IP rights” that have significant standalone functionality. ARG’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. ARG’s operating subsidiaries have no further obligation with respect to the grant of IP Rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the IP Rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 15-90 days of execution of the contract, or the end of the quarter in which the sale or usage occurs for Recurring License Revenue Agreements. Contractual payments made by licensees are generally non-refundable.
For sales-based royalties from Recurring License Revenue Agreements, ARG includes in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Notwithstanding, revenue is recognized for a sales-based royalty promised in exchange for a license of IP Rights when the later of (i) the subsequent sale or usage occurs, or (ii) the performance obligation to which some or all of the sales-based royalty has been allocated has been satisfied. Estimates are generally based on historical levels of activity, if available.
Revenues from contracts with significant financing components (either explicit or implicit) are recognized at an amount that reflects the price that a licensee would have paid if the licensee had paid cash for the IP Rights when they are granted to the licensee. In determining the transaction price, ARG adjusts the promised amount of consideration for the effects of the time value of money. As a practical expedient, ARG does not adjust the promised amount of consideration for the effects of a significant financing component if ARG expects, at contract inception, that the period between when the entity grants promised IP Rights to a customer and when the customer pays for the IP Rights will be one year or less.
In general, ARG is required to make certain judgments and estimates in connection with the accounting for revenue contracts with customers. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise to grant a license is distinct from other promised goods or services, evaluating whether a license transfers to a customer at a point in time or over time, allocating the transaction price to separate performance obligations, determining whether contracts contain a significant financing component, and estimating revenues recognized at a point in time for sales-based royalties.
License revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Paid-up license revenue agreements	$7,360	$16,600	$9,553	$22,010
Recurring License Revenue Agreements	702	800	1,124	1,193
Total	$8,062	$17,400	$10,677	$23,203
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
Printronix's net revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(In thousands)
Printers, consumables and parts	$7,876	$17,514
Services	779	2,033
Total	$8,655	$19,547
Refer to Note 15 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $1.0 million and $1.9 million in revenue that was previously included in the beginning balance of deferred revenue during the three and six months ended June 30, 2022, respectively.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $796,000 and $772,000, inclusive of deferred revenue, as of June 30, 2022 and December 31, 2021, respectively. On average, remaining performance obligations as of June 30, 2022 are expected to be recognized over a period of approximately two years.
Cost of Revenues
Intellectual Property Operations
Cost of revenues include the costs and expenses incurred in connection with ARG’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, patent maintenance and prosecution costs, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. Cost of revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Inventor royalties	$190	$448	$360	$543
Contingent legal fees	755	4,356	1,304	5,450
Litigation and licensing expenses	1,089	1,837	2,333	4,099
Amortization of patents	2,600	2,612	5,201	4,474
Total	$4,634	$9,253	$9,198	$14,566
Inventor Royalties and Contingent Legal Expenses
Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized. Patent costs, including any upfront advances paid to patent owners by ARG’s operating subsidiaries, that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations. Any unamortized upfront advances recovered from net revenues are expensed in the period recovered and included in amortization expense in the consolidated statements of operations.
Contingent legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, ARG’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.
Inventor royalty and contingent legal agreements generally provide for payment by ARG of contractual amounts 30 days subsequent to the quarter end during which related license fee payments are received from licensees by ARG.
Industrial Operations
Included in cost of sales are inventory costs (refer to "Inventories, net" below), indirect labor, overhead and warranty costs. Printronix offers both assurance-type and service-type product warranties with varying terms depending on the product, region and customer contracts. Warranty periods range from three months to two years. The provision for warranty costs is determined by applying the historical claims experience and estimated repair costs to the outstanding units under warranty.

The following is a summary of the accrued warranty liabilities, which are included in accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheets:

Six Months Ended June 30,
2022
(In thousands)
Beginning balance	$222
Estimated future warranty expense	22
Warranty claims settled	(98)
Ending balance	$146
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents primarily in highly rated money market funds and investment grade marketable securities. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents.
Intellectual Property Operations
Three licensees individually accounted for 66%, 12% and 11% of revenues recognized during the three months ended June 30, 2022. Two licensees individually accounted for 72% and 17% of revenues recognized during the three months ended June 30, 2021. One licensee individually accounted for 50% of revenues recognized during the six months ended June 30, 2022. Three licensees individually accounted for 54%, 19% and 13% of revenues recognized during the six months ended June 30, 2021.
Historically, ARG has not had material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable license revenue arrangement, for the three and six months ended June 30, 2022, 1% and 6%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and three and six months ended June 30, 2021, 17% and 16%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. Refer to Note 15 for additional information regarding revenue from customers by geographic region.
Two licensees individually represented approximately 79% and 14% of accounts receivable at June 30, 2022. Two licensees individually represented approximately 59% and 41% of accounts receivable at December 31, 2021.
Industrial Operations
No single Printronix customer accounted for more than 10% of revenue for the three and six months ended June 30, 2022. Printronix has significant foreign operations. Refer to Note 15 for additional information regarding net sales to customers by geographic region.
Accounts receivable from one customer represented 10% of accounts receivable as of June 30, 2022, and one customer represented 11% of accounts receivable as of December 31, 2021. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Printronix customer base and by periodic customer credit evaluations performed by Printronix.
No single Printronix vendor accounted for 10% or more of purchases for the three and six months ended June 30, 2022. Accounts payable to one vendor represented 23% of accounts payable as of June 30, 2022, and one vendor represented 14% of accounts payable as of December 31, 2021.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Acacia’s cash equivalents are comprised of investments in AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies.
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
Equity securities at fair value for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
June 30, 2022:
Equity securities - Life Sciences Portfolio (Note 3)	$44,854	$57,688	$(463)	$102,079
Equity securities - other common stock	49,421	2	(25,157)	24,266
Total	$94,275	$57,690	$(25,620)	$126,345

December 31, 2021:
Equity securities - Life Sciences Portfolio (Note 3)	$56,037	$262,811	$(1,488)	$317,360
Equity securities - other common stock	43,822	2,068	(1,472)	44,418
Total	$99,859	$264,879	$(2,960)	$361,778
Equity Securities Without Readily Determinable Fair Value
For equity securities that do not have a readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income or (expense). To date, the Company has not recorded any impairments nor upward or downward adjustments on our equity securities without readily determinable fair values held as of June 30, 2022 and December 31, 2021. Refer to Note 3 for additional information.
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
Accounts Receivable and Allowance for Doubtful Accounts
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for doubtful accounts may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for doubtful accounts established as of June 30, 2022 and December 31, 2021.
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

Subsequent recoveries, if any, are credited to the allowance. As of June 30, 2022 and December 31, 2021, Printronix's combined allowance for doubtful accounts and allowance for sales returns was $32,000 and $78,000, respectively.
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
ARG's patents include the cost of patents or patent rights acquired from third-parties or obtained in connection with business combinations. ARG's patent costs are amortized utilizing the straight-line method over their estimated useful lives, ranging from five to ten years. Refer to Note 6 for additional information.
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
Foreign Currency Gains and Losses
In connection with our Printronix business, the U.S. dollar is the functional currency for all of the foreign subsidiaries. Transactions that are recorded in currencies other than the U.S. dollar may result in transaction gains or losses at the end of the reporting period and when trade receipts and payments occur. For these subsidiaries, the assets and liabilities have been re-measured at the end of the period for changes in exchange rates, except inventories and property, plant and equipment, which have been remeasured at historical average rates. The consolidated statements of operations have been reevaluated at average rates of exchange for the reporting period, except cost of sales and depreciation, which have been reevaluated at historical rates. Although Acacia historically has not had material foreign operations, Acacia is exposed to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts, a note receivable and certain equity security investments. All foreign currency exchange activity is recorded in the consolidated statements of operations.
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

Our income tax benefit for the three and six months ended June 30, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized losses recorded in the periods presented, and our income tax expense for the three and six months ended June 30, 2021 primarily relates to state taxes.
The Company’s effective tax rates were zero and 3% for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective tax rates were 11% and zero for the six months ended June 30, 2022 and 2021, respectively. Our 2022 effective tax rates were lower than the U.S. federal statutory rate primarily due to non-taxable income, expiration of foreign tax credits and changes in valuation allowance. Our 2021 effective tax rates were lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as state income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2022 and December 31, 2021. These assets primarily consist of foreign tax credits and net operating loss carryforwards.
At June 30, 2022 and December 31, 2021, the Company had total unrecognized tax benefits of approximately $887,000. At June 30, 2022 and December 31, 2021, $110,000 of unrecognized tax benefits were recorded in other long-term liabilities and the remaining amount was included as an offset to deferred tax assets. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At June 30, 2022, if recognized, $887,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense/benefit. Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
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
Recent Accounting Pronouncements
Recently Adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.” The amendments in this update clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. As such, an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction (e.g. an entity cannot apply a discount to the price of an equity security subject to a lock-up agreement). The amendments also require the following disclosures for equity securities subject to contractual sale restrictions: (i) the fair value of equity securities subject to contractual sale restrictions reflected in the balance sheet, (ii) the nature and remaining duration of the restriction(s), and (iii) the circumstances that could cause a lapse in the restriction(s). The amendments are to be applied prospectively and are effective on January 1, 2024 for public entities, with early adoption permitted. The Company adopted the update on June 30, 2022. The adoption of the update did not have an impact on the Company’s financial position, results of operations or financial statement disclosures.
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of June 30, 2022 and December 31, 2021, the total fair value of the remaining Life Sciences Portfolio investment was $155.9 million and $343.1 million, respectively.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. During the six months ended June 30, 2022, the Company increased its investment in Arix amounting to approximately 22.0% as of June 30, 2022. In addition, two members of the Company's board of directors have seats on the board of Arix, which is currently made up of five board members. Although the Company is presumed to have significant influence over operating and financial policies of Arix, we have elected to account for the investment under the fair value method. To date, the Company has not received any dividends from Arix. As of June 30, 2022, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. As of June 30, 2022, the aggregate carrying amount of our Arix investment was $38.9 million, and is included in equity securities at fair value, in the consolidated balance sheet.
The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Change in fair value of equity securities of public companies	$(32,458)	$(35,057)	$(204,098)	$(29,683)
Change in fair value of equity securities without readily determinable fair value	—	46,154	—	77,956
Gain on sale of equity securities of public companies	5,217	15,055	64,705	15,055
Net realized and unrealized (loss) gain	$(27,241)	$26,152	$(139,393)	$63,328
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. During the six months ended June 30, 2022 and 2021, our consolidated earnings on equity investment was $42.1 million and $2.7 million, respectively, included in the consolidated statements of operations. During the six months ended June 30, 2022, no distributions were received. During the six months ended June 30, 2021 distributions received were $1.8 million to Acacia and $906,000 to noncontrolling interests.

In April 2022, Viamet received a certain drug approval from the United States Food and Drug Administration ("FDA"). In connection with the FDA approval, MalinJ1 is due a milestone payment in the amount of $40.0 million. The Company's portion of that milestone payment will be approximately $26.7 million to be received in the form of a deferred payment, due and payable in October 2022, with interest accrued at 8.5% per year. In June 2022, in connection with the submission to the European Medicines Agency, MalinJ1 was due an additional milestone payment in the amount of $1.8 million. The Company's portion of that milestone payment was received in July 2022 in the approximate amount of $1.2 million. During the second quarter of 2022, the Company recorded consolidated earnings on equity investment of $42.1 million, including the two milestones and approximately $300,000 in accrued interest.
On October 13, 2021, Adaptix Limited issued £2.95 million, approximately $4.0 million at the exchange rate on October 13, 2021, in limited unsecured notes due in 2026 to Radcliffe 2 Ltd., a subsidiary of Merton Healthcare Holdco II LLC. The interest rate on the notes is 8.0% per year. During the three and six months ended June 30, 2022, we recorded $73,000 and $151,000, respectively, in interest income related to the notes. As of June 30, 2022 and December 31, 2021, the receivable including interest was $3.8 million and $4.0 million, respectively, and is included in other non-current assets in the consolidated balance sheets.
4. INVENTORIES, NET
Printronix's inventories, net consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$4,523	$3,207
Subassemblies and work in process	2,041	1,712
Finished goods	5,941	4,011
	12,505	8,930
Inventory reserves	(449)	—
Inventories, net	$12,056	$8,930
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Machinery and equipment	$2,286	$2,077
Furniture and fixtures	1,143	1,036
Computer hardware and software	650	614
Leasehold improvements	1,039	1,034
	5,118	4,761
Accumulated depreciation and amortization	(1,235)	(578)
Property, plant and equipment, net	$3,883	$4,183
Total depreciation and amortization expense in the consolidated statements of operations was $375,000 and $38,000 for the three months ended June 30, 2022 and 2021, respectively, and $710,000 and $73,000 for the six months ended June 30, 2022 and 2021, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses, and our Industrial Operations allocates depreciation and amortization to all applicable operating expense categories.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

Six Months Ended June 30,
2022
(In thousands)
Beginning balance	$7,470
Acquisition of business	—
Impairment losses	—
Ending balance	$7,470
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 1 for additional information related to the Printronix acquisition.
Other intangible assets, net consisted of the following:

	June 30, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(299,543)	$31,860
Industrial operations	7 years	3,400	(354)	3,046
Total patents		334,803	(299,897)	34,906
Customer relationships - industrial operations	7 years	5,300	(553)	4,747
Trade name and trademarks - industrial operations	7 years	3,430	(358)	3,072
Total		$343,533	$(300,808)	$42,725

	December 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(294,341)	$37,062
Industrial operations	7 years	3,400	(112)	3,288
Total patents		$334,803	$(294,453)	$40,350
Customer relationships - industrial operations	7 years	5,300	(174)	5,126
Trade name and trademarks - industrial operations	7 years	3,430	(113)	3,317
Total		$343,533	$(294,740)	$48,793
Total other intangible asset amortization expense in the consolidated statements of operations was $3.0 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively, and $6.1 million and $4.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company did not record charges related to the impairment of other intangible assets for the six months ended June 30, 2022 and 2021. There was no accelerated amortization of other intangible assets for the six months ended June 30, 2022 and 2021. During 2021, ARC reduced its gross patent costs and accumulated amortization by approximately $35.0 million for patents that were fully amortized. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.

The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2022	$6,068
2023	12,068
2024	10,692
2025	8,348
2026	2,483
Thereafter	3,066
Total	$42,725
During 2021, ARC accrued certain patent and patent rights acquisition costs, which amounted to $5.0 million at December 31, 2021 and was included in other long-term liabilities in the consolidated balance sheet. Such amount was fully paid in June 2022.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Accrued consulting and other professional fees	$713	$438
Customer deposit	3,000	3,000
Income taxes payable	539	506
Product warranty liability, current	45	84
Service contract costs	392	307
Short-term lease liability	1,333	935
Other accrued liabilities	819	957
Total	$6,841	$6,227
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
The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Buyers agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. During October 2021, the Company consummated a suitable acquisition, accordingly $35.0 million was released to the Company from escrow (refer to Note 1 for discussion related to the Printronix acquisition). Upon consummation of the approved acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There are no accrued and unpaid dividends as of June 30, 2022 and December 31, 2021.
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
The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the three months ended June 30, 2022 and 2021 was $1.2 million and $918,000, respectively, and for the six months ended June 30, 2022 and 2021 was $2.4 million and $1.8 million, respectively.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the fair value of the Series A embedded derivative was $23.6 million and $18.4 million, respectively.
Series A Warrants
On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued detachable Series A Warrants to acquire up to 5 million shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million upon issuance. The Series A Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the fair value of the Series A Warrants was $12.8 million and $11.3 million, respectively. As of June 30, 2022, the Series A Warrants have not been exercised.
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
In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms. As of June 30, 2022, the Series B Warrants have not been exercised.
The Series B Warrants will be recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the fair value of the Series B Warrants was $96.8 million and $96.4 million, respectively.
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
Because the New Notes are to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees associated with the issuance of the Notes and amortized such fees over the approximate seven month period ended December 31, 2020, which was the initial redemption date of the Notes. There was $863,000 and $1.3 million accrued and unpaid interest on the New Notes as of June 30, 2022 and December 31, 2021, respectively.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30,

2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. The total principal amount outstanding of New Notes as of June 30, 2022 and December 31, 2021 was $115.0 million and $180.0 million, respectively. The New Notes interest rate remained at 6.00% per annum as of June 30, 2022. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million.
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
The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the three months ended June 30, 2022 and 2021, $5,000 and $202,000, respectively, was amortized to interest expense. For the six months ended June 30, 2022 and 2021, $56,000 and $227,000, respectively, was amortized to interest expense. As of June 30, 2022, $34,000 is remaining to be amortized until the current maturity date of July 14, 2023.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:
Equity Securities at Fair Value. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. As of June 30, 2022, the aggregate carrying amount of this investment was $38.9 million, and is included in equity securities at fair value, in the consolidated balance sheet (refer to Note 3 for additional information). At December 31, 2021, our Level 2 equity securities included an investment measured with an applied pricing model that included significant observable inputs to the public company common stock value. The fair value of this Level 2 equity security investment as of December 31, 2021 was estimated based on a discount of 3 percent determined using the following significant inputs to the pricing model: expected term of restriction of 3 months and volatility of approximately 45 percent.
Series A Warrants. Series A Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in estimate with regard to the calculation of the volatility assumption used in the Black-Scholes option-pricing model. As a result, the Series A Warrants are measured as Level 3 as opposed to Level 2 as measured previously. The fair value of the Series A Warrants as of June 30, 2022 was estimated based on the following significant assumptions: volatility of 39 percent, risk-free rate of 3.01 percent, term of 5.29 years and a dividend yield of 0 percent. The fair value of the Series A Warrants as of December 31, 2021 was estimated based on the following significant assumptions: volatility of 30 percent, risk-free rate of 1.33 percent, term of 5.79 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Series B Warrants. Series B Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique used to value the Series B Warrants as of December 31, 2020. The fair value of the two Series B Warrants as of June 30, 2022 was estimated based on the following significant assumptions: (1) volatility of 39 percent, risk-free rate of 3.02 percent, term of 5.38 years and a dividend yield of 0 percent, and (2) volatility of 40 percent, risk-free rate of 1.46 percent, term of 0.15 years and a dividend yield of 0 percent. The fair value of the two Series B Warrants as of December 31, 2021 was estimated based on the following significant assumptions: (1) volatility of 30 percent, risk-free rate of 1.34 percent, term of 5.88 years and a dividend yield of 0 percent, and (2) volatility of 25 percent, risk-free rate of 0.25 percent, term of 0.65 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
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
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. The selected volatility, as described below, represents a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the Series A Redeemable

Convertible Preferred Stock maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at June 30, 2022 are as follows: volatility of 39 percent, risk-free rate of 3.00 percent, term of 5.38 years, a dividend yield of 0 percent and a discount rate of 15.90 percent. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2021 are as follows: volatility of 30 percent, risk-free rate of 1.30 percent, term of 5.87 years, a dividend yield of 0 percent and a discount rate of 9.60 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
June 30, 2022:
Equity securities at fair value	$126,345	$—	$—	$126,345
Total	$126,345	$—	$—	$126,345

December 31, 2021:
Equity securities at fair value	$113,630	$248,148	$—	$361,778
Total	$113,630	$248,148	$—	$361,778

Liabilities
June 30, 2022:
Series A warrants	$—	$—	$12,785	$12,785
Series A embedded derivative liabilities	—	—	23,599	23,599
Series B warrants	—	—	96,781	96,781
Total	$—	$—	$133,165	$133,165

December 31, 2021:
Series A warrants	$—	$—	$11,291	$11,291
Series A embedded derivative liabilities	—	—	18,448	18,448
Series B warrants	—	—	96,378	96,378
Total	$—	$—	$126,117	$126,117
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2020	$—	$26,728	$52,341	$79,069
Transfer to Level 3	6,640	—	—	6,640
Remeasurement to fair value	11,824	14,463	178,198	204,485
Balance at June 30, 2021	$18,464	$41,191	$230,539	$290,194

Balance at December 31, 2021	$11,291	$18,448	$96,378	$126,117
Remeasurement to fair value	1,494	5,151	403	7,048
Balance at June 30, 2022	$12,785	$23,599	$96,781	$133,165

For the three months ended June 30, 2022 and 2021, the changes in the estimated fair value of the Series A warrants, Series A embedded derivatives and Series B warrants were, $2.4 million, $9.1 million and $23.7 million, and $221,000, $772,000 and $4.6 million, respectively.
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
The Company reimbursed an aggregate amount of $45,000 during the six months ended June 30, 2022 to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company. The Company reimbursed an aggregate amount of $408,000 during the quarter ended December 31, 2021.
11. COMMITMENTS AND CONTINGENCIES
Facility Leases
Acacia primarily leases office facilities under operating lease arrangements that will end in various years through February 2025.
On June 7, 2019, Acacia entered into a building lease agreement with Jamboree Center 4 LLC. Pursuant to the lease, we have leased 8,293 square feet of office space in Irvine, California. The lease commenced on August 1, 2019. The term of the lease is 60 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, as amended, we have leased approximately 8,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlord's substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date is February 28, 2025. During July 2022, we entered into a second amendment of the New York office lease, to add space to the existing premises and increase the annual fixed rent through the existing expiration date. The new fixed rent will commence upon landlord's substantial completion of the additional space, as defined.
Printronix conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through February 2028. Printronix has leased 73,649 square feet of facilities space, of which the significant leases are as follows:
•On November 10, 2020, Printronix entered into a building lease agreement with PPC Irvine Center Investment, LLC for 8,662 square feet of office space in Irvine, California. The lease commenced on April 1, 2021. The term of the lease is 65 months from the commencement date, provides for annual rent increases and provides the right to early terminate the lease under certain circumstances, as well as extend the lease term.
•On September 30, 2019, Printronix entered into a building lease agreement with Dynamics Sing Sdn. Bhd for 52,000 square feet of warehouse/manufacturing space in Johor, Malaysia. The lease commenced on December 29, 2019. The term of the lease is 48 months from the commencement date, has no annual rent increases and provides the right to early terminate or extend our lease term. The Malaysia factory lease has two renewal options for an additional four years and one additional renewal option for two years.
•On November 28, 2019, Printronix entered into a building lease agreement with PF Grand Paris for 3,045 square feet of office space in Paris, France. The lease commenced on March 1, 2019. The term of the lease is 109 months from the commencement date, has no annual rent increases and provides the right to early terminate the lease under certain circumstances, however does not provide for an extension of the lease term.
•On November 1, 2020, Printronix entered into a building lease agreement with Shanghai SongYun Enterprise Management Center for 2,422 square feet of office space in Shanghai, China. The lease commenced on November 1, 2020. The term of the lease is 48 months from the commencement date, has no annual rent increases and provides the right to early terminate or extend the lease term.
•On June 2, 2022, Printronix entered into a building lease agreement with HSBC Institutional Trust Services (Singapore) Limited for 4,560 square feet of office space in Singapore. The lease commenced on June 13, 2022. The term of the lease is 36 months from the commencement date, has no annual rent increases and does not provide the right to early terminate or extend the lease term.
The Company's operating lease costs were $339,000 and $152,000 for the three months ended June 30, 2022 and 2021, respectively, and $796,000, and $302,000 for the six months ended June 30, 2022 and 2021, respectively.
The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of June 30, 2022 (in thousands):

Years Ending December 31,
Remainder of 2022	$647
2023	1,323
2024	903
2025	413
2026	237
Thereafter	64
Total minimum payments	3,587
Less: short-term lease liabilities	(1,333)
Long-term lease liabilities	$2,254
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
On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed a lawsuit in Delaware Chancery Court against the Company and ARG, or collectively, the Acacia Entities, Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties have served written discovery requests and responses and deposition notices, and have substantially completed their respective document productions. The parties plan to complete depositions in September 2022, after which Acacia intends to move for summary judgment on Slingshot’s claims. The Chancery Court has set a two-day trial on liability for April 18–19, 2023, with a third day of trial on damages to follow in the event that Slingshot prevails on liability. The Acacia Entities maintain that Slingshot’s allegations are baseless, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.
For the three and six months ended June 30, 2022, ARG incurred no operating expenses for settlement and contingency accruals. For the three and six months ended June 30, 2021, ARG incurred $338,000 in operating expenses for settlement and contingency accruals. At June 30, 2022 and December 31, 2021, our contingency accrual balance, included in accrued expenses and other current liabilities in the consolidated balance sheets, was zero.
Guarantees and Indemnifications
Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at June 30, 2022.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of June 30, 2022 and December 31, 2021, Printronix had approximately $100,000 of these bonds outstanding.

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
In 2020, Printronix executed an agreement with the prior tenant whereby the prior tenant would take 100% responsibility for the costs and process of the cleanup going forward. Printronix is in process of filing for release of such responsibility from a governmental agency and so may currently be found to be secondarily liable if the prior tenant cannot fulfil their responsibilities under the agreement. Accordingly, Printronix no longer takes part in monitoring or paying for any future investigation or cleanup activity. Printronix expects to have no such further costs associated with this facility. During 2020, Printronix was able to recover $24,000 from the prior tenant. Since that date and for the six months ended June 30, 2022, Printronix has incurred no related legal fees.
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
Effective March 31, 2022, Acacia’s Board of Directors approved a stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act.
Stock repurchases, all of which were purchased as part of a publicly announced plan or program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
December 1, 2021 - December 31, 2021	784,104	$5.12	$11,004

January 1, 2022 - January 31, 2022	1,588,820	$4.85	$3,286
February 1, 2022 - February 28, 2022	752,895	$4.36	$—
Total repurchases in the quarter	2,341,715	$4.69
Total program repurchases	3,125,819	$4.80

April 1, 2022 - April 30, 2022	692,538	$4.48	$36,901
May 1, 2022 - May 31, 2022	2,192,238	$4.59	$26,832
June 1, 2022 - June 30, 2022	3,262,043	$4.71	$11,480
Total repurchases in the quarter	6,146,819	$4.64

During July 2022, we completed the March 2022 program with total common stock purchases of 8,453,519 shares for the aggregate amount of $40.0 million, at an average price per share of $4.73.
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
13. EQUITY-BASED INCENTIVE PLANS
Stock-Based Incentive Plans
The 2013 Acacia Research Corporation Stock Incentive Plan (“2013 Plan”) and the 2016 Acacia Research Corporation Stock Incentive Plan (“2016 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in May 2013 and June 2016, respectively. The Plans allow grants of stock options, stock awards and performance shares with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants. Except as noted below, the terms and provisions of the Plans are identical in all material respects.
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
The number of shares of common stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At June 30, 2022, there were 100,148 shares available for grant under the 2013 Plan.
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. At June 30, 2022, there were 5,833,670 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. Acacia’s Board of Directors may amend or modify the Plans at any time, subject to any required stockholder approval. As of June 30, 2022, there are 11,089,874 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2021	555,417	$5.61	$71	7.3 years
Granted	1,155,000	$3.61	$—
Exercised	—	$—	$—
Forfeited/Expired	(30,000)	$5.75	$—
Outstanding at June 30, 2022	1,680,417	$4.24	$1,714	8.8 years
Exercisable at June 30, 2022	262,917	$5.37	$67	5.4 years
Vested and expected to vest at June 30, 2022	1,680,417	$4.24	$1,714	8.8 years
Unrecognized stock-based compensation expense at June 30, 2022 (in thousands)	$1,688
Weighted average remaining vesting period at June 30, 2022	2.7 years
Stock options granted in 2022 are time-based and will vest in full after three to four years. During the six months ended June 30, 2022, the Company granted 1,155,000 stock options at a weighted average grant-date fair value of $1.19 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following weighted average assumptions: volatility of 30 percent, risk-free interest rate of 1.85 percent, term of 6.11 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage (refer to Note 9 "Embedded derivative liabilities" for additional information). The risk-free rate is based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. The aggregate fair value of options vested during the six months ended June 30, 2022 was $235,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2021	517,569	$4.74	1,014,166	$3.73
Granted	296,000	$3.62	709,804	$3.73
Vested	(224,899)	$4.67	(175,501)	$5.43
Forfeited	(53,333)	$4.89	(53,000)	$4.13
Nonvested at June 30, 2022	535,337	$4.13	1,495,469	$3.51
Unrecognized stock-based compensation expense at June 30, 2022 (in thousands)	$1,865		$4,165
Weighted average remaining vesting period at June 30, 2022	1.9 years		2.2 years
RSAs and RSUs granted in 2022 are time-based and will vest in full after one to four years. The aggregate fair value of RSAs vested during the six months ended June 30, 2022 was $1,050,000. The aggregate fair value of RSUs vested during the six months ended June 30, 2022 was $953,000. During the six months ended June 30, 2022, RSAs and RSUs totaling 400,400 shares were vested and 114,917 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
Certain RSUs were granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at period end. The remaining units are expected to fully vest on September 3, 2022. Compensation expense for RSUs with market-based vesting conditions for the six months ended June 30, 2022 and 2021, was $106,000 and $211,000, respectively.

Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Options	$170	$4	$302	$11
RSAs	343	373	871	685
RSUs	570	152	1,084	283
Total compensation expense for share-based awards	$1,083	$529	$2,257	$979
Total unrecognized stock-based compensation expense as of June 30, 2022 was $7.7 million, which will be amortized over a weighted average remaining vesting period of 2.2 years.
Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718-10, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of June 30, 2022 and December 31, 2021, the PIUs totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

14. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net (loss) income attributable to Acacia Research Corporation	$(61,503)	$19,660	$(134,769)	$(144,805)
Dividend on Series A redeemable convertible preferred stock	(699)	(263)	(1,399)	(523)
Accretion of Series A redeemable convertible preferred stock	(1,241)	(918)	(2,392)	(1,771)
Undistributed earnings allocated to participating securities	—	(3,245)	—	—
Net (loss) income attributable to common stockholders - Basic	(63,443)	15,234	(138,560)	(147,099)

Less: Change in fair value of Series A warrants	—	221	—	—
Less: Change in fair value of dilutive Series B warrants	—	1,355	—	—
Add: Interest expense associated with Starboard Notes, net of tax	—	1,238	—	—
Add: Undistributed earnings allocated to participating securities	—	3,245	—	—
Reallocation of undistributed earnings to participating securities	—	(2,365)	—	—
Net (loss) income attributable to common stockholders - Diluted	$(63,443)	$18,928	$(138,560)	$(147,099)

Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	43,988,677	48,729,020	45,259,435	48,662,897
Potentially dilutive common shares:
Restricted stock units	—	869,763	—	—
Stock options	—	46,858	—	—
Series A Warrants	—	1,934,490	—	—
Series B Warrants	—	31,506,849	—	—
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	43,988,677	83,086,980	45,259,435	48,662,897

Basic net (loss) income per common share	$(1.44)	$0.31	$(3.06)	$(3.02)
Diluted net (loss) income per common share	$(1.44)	$0.23	$(3.06)	$(3.02)

Anti-dilutive potential common shares excluded from the computation of diluted net (loss) income per share:
Equity-based incentive awards	3,711,223	—	3,711,223	1,208,687
Series A warrants	5,000,000	—	5,000,000	5,000,000
Series B warrants	100,000,000	68,493,151	100,000,000	100,000,000
Total	108,711,223	68,493,151	108,711,223	106,208,687
15. SEGMENT REPORTING
As of June 30, 2022, the Company operates and reports its results in two reportable segments: Intellectual Property Operations and Industrial Operations. Historically, the Company has managed and reported under a single reporting segment. In October 2021, the Company acquired Printronix, which comprises all of the operations of the Company’s Industrial Operations reportable segment and led to the identification of the additional reporting segment. The Company reports segment information based on the management approach and organizes its businesses based on products and services. The management approach designates the internal reporting used by the chief operating decision maker for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. Other than the Company's equity securities investments, specific asset information is not included in managements review at this time.
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
The Company’s Industrial Operations segment generates operating income by designing and manufacturing printers and consumable products for various industrial printing applications. Printers consist of hardware and embedded software and may be sold with maintenance service agreements. Consumable products include inked ribbons which are used in Printronix’s printers. Printronix’s products are primarily sold through channel partners, such as dealers and distributors, to end-users. The Industrial Operations reporting segment did not exist prior to the acquisition of Printronix in October 2021. Therefore, for the three and six months ended June 30, 2021, the consolidated results represented the results of the Company’s single reporting segment.

The Company's segment information is as follows:

	Three Months Ended June 30,
	2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$8,062	$—	$8,062
Printers and parts	—	3,662	3,662
Consumable products	—	4,214	4,214
Services	—	779	779
Total revenues	8,062	8,655	16,717

Cost of revenues:
Inventor royalties	190	—	190
Contingent legal fees	755	—	755
Litigation and licensing expenses	1,089	—	1,089
Amortization of patents	2,600	—	2,600
Cost of sales	—	4,592	4,592
Total cost of revenues	4,634	4,592	9,226
Segment gross profit	3,428	4,063	7,491

Other operating expenses:
Engineering and development expenses	—	145	145
Sales and marketing expenses	—	2,294	2,294
Amortization of intangible assets	—	433	433
General and administrative expenses	1,807	2,253	4,060
Total other operating expenses	1,807	5,125	6,932
Segment operating income (loss)	$1,621	$(1,062)	559

Parent general and administrative expenses			6,229
Operating loss			(5,670)
Total other expense			(42,020)
Loss before income taxes			$(47,690)
For comparability purposes, Acacia's three months ended June 30, 2021 general and administrative expenses, as reported in the consolidated statement of operations, were $6.5 million and included parent general and administrative expenses of $5.1 million, which derives a comparative Intellectual Property Operations general and administrative expense amount of approximately $1.4 million.

	Six Months Ended June 30,
	2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$10,677	$—	$10,677
Printers and parts	—	7,916	7,916
Consumable products	—	9,598	9,598
Services	—	2,033	2,033
Total revenues	10,677	19,547	30,224

Cost of revenues:
Inventor royalties	360	—	360
Contingent legal fees	1,304	—	1,304
Litigation and licensing expenses	2,333	—	2,333
Amortization of patents	5,201	—	5,201
Cost of sales	—	8,784	8,784
Total cost of revenues	9,198	8,784	17,982
Segment gross profit	1,479	10,763	12,242

Other operating expenses:
Engineering and development expenses	—	335	335
Sales and marketing expenses	—	4,310	4,310
Amortization of intangible assets	—	866	866
General and administrative expenses	3,523	4,675	8,198
Total other operating expenses	3,523	10,186	13,709
Segment operating (loss) income	$(2,044)	$577	(1,467)

Parent general and administrative expenses			12,711
Operating loss			(14,178)
Total other expense			(121,656)
Loss before income taxes			$(135,834)
For comparability purposes, Acacia's six months ended June 30, 2021 general and administrative expenses, as reported in the consolidated statement of operations, were $12.7 million and included parent general and administrative expenses of $10.2 million, which derives a comparative Intellectual Property Operations general and administrative expense amount of approximately $2.4 million.

	June 30, 2022	December 31, 2021
	(In thousands)
Equity securities investments:
Equity securities at fair value	$126,345	$361,778
Equity securities without readily determinable fair value	5,816	5,816
Investment securities - equity method investments	73,020	30,934
Total parent equity securities investments	205,181	398,528

Other parent assets	135,355	172,726

Segment total assets:
Intellectual property operations	169,561	175,286
Industrial operations	51,602	52,316
Total assets	$561,699	$798,856
The Company's revenues and long-lived tangible assets by geographic area are presented below. Intellectual Property Operations revenues are attributed to licensees domiciled in foreign jurisdictions. Printronix's net sales to external customers are attributed to geographic areas based upon the final destination of products shipped. The Company, primarily through its Printronix subsidiary, has identified three global regions for marketing its products and services: Americas, Europe, Middle East and Africa, and Asia-Pacific. Assets are summarized based on the location of held assets.

	Three Months Ended June 30,
	2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$7,964	$4,032	$11,996
Canada and Latin America	4	180	184
Total Americas	7,968	4,212	12,180

Europe, Middle East and Africa	89	2,298	2,387

China	—	1,091	1,091
India	—	232	232
Asia-Pacific, excluding China and India	5	822	827
Total Asia-Pacific	5	2,145	2,150
Total revenues	$8,062	$8,655	$16,717

	Six Months Ended June 30,
	2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$10,061	$7,881	$17,942
Canada and Latin America	10	552	562
Total Americas	10,071	8,433	18,504

Europe, Middle East and Africa	589	4,806	5,395

China	—	2,224	2,224
India	—	1,981	1,981
Asia-Pacific, excluding China and India	17	2,103	2,120
Total Asia-Pacific	17	6,308	6,325
Total revenues	$10,677	$19,547	$30,224

	June 30, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$261	$370	$631
Malaysia	—	2,989	2,989
Other foreign countries	—	263	263
Total	$261	$3,622	$3,883

	December 31, 2021
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$204	$473	$677
Malaysia	—	3,203	3,203
Other foreign countries	—	303	303
Total	$204	$3,979	$4,183

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
Intellectual Property Operations
We invest in IP and related absolute return assets and engage in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under Acacia Research Group, LLC and its wholly-owned subsidiaries ("ARG"), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. We assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. To date, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $842.3 million to our patent partners.
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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through June 30, 2022. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
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
This led to our acquisition of the "Life Sciences Portfolio" in June 2020. In connection with the purchase of the equity securities in the Life Sciences Portfolio, we issued to certain funds and accounts, or the Buyers, affiliated with, or managed by, Starboard, $115.0 million principal amount of our senior secured notes, or Notes. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company. As of June 30, 2022, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.
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
For the six months ended June 30, 2022 and 2021, we reported consolidated revenues of $30.2 million and $23.2 million. Cash and cash equivalents and equity securities at fair value totaled $390.3 million as of June 30, 2022, as compared to $670.7 million as of December 31, 2021. Our operating activities during the periods presented were focused on the continued operation of our Patent Licensing, Enforcement and Technologies Business, including the continued pursuit of our ongoing patent licensing and enforcement programs, and beginning in October 2021, our Industrial Operations business through our Printronix subsidiary.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this report, our operating subsidiaries have three pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. In fact, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is, in our experience, a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts. Refer to Item 1A “Risk Factors” of our Annual Report for additional information regarding trials, patent litigation and related risks.
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
During the six months ended June 30, 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. The total principal amount outstanding of New Notes as of June 30, 2022 and December 31, 2021 was $115.0 million and $180.0 million, respectively. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information.
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
Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$16,717	$17,400	$(683)	(4%)	$30,224	$23,203	$7,021	30%
Total costs and expenses	22,387	15,756	6,631	42%	44,402	27,235	17,167	63%
Operating (loss) income	(5,670)	1,644	(7,314)	(445%)	(14,178)	(4,032)	(10,146)	252%
Total other (expense) income	(42,020)	18,532	(60,552)	(327%)	(121,656)	(139,347)	17,691	(13%)
(Loss) income before income taxes	(47,690)	20,176	(67,866)	(336%)	(135,834)	(143,379)	7,545	(5%)
Income tax benefit (expense)	200	(510)	710	(139%)	15,078	(520)	15,598	(3,000%)
Net (loss) income attributable to Acacia Research Corporation	(61,503)	19,660	(81,163)	(413%)	(134,769)	(144,805)	10,036	(7%)

Results of Operations - three months ended June 30, 2022 compared with the three months ended June 30, 2021
Total revenues decreased $0.7 million to $16.7 million for the three months ended June 30, 2022, as compared to $17.4 million for the three months ended June 30, 2021, due to the decrease in ARG's revenues, partially offset by the net revenues contributed from Printronix of $8.7 million. ARG executed three new license agreements during the second quarter of 2022, a decrease of three versus the comparable prior period, which contributed to ARG's revenues decreasing by $9.3 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Refer to "Revenues" below for further information.
Loss before income taxes was $47.7 million for the three months ended June 30, 2022, as compared to income of $20.2 million in the comparable prior period. The net income decrease was comprised of the decrease in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties decreased $258,000, from $448,000 to $190,000 in 2022, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Contingent legal fees decreased $3.6 million, from $4.4 million to $755,000 in 2022, primarily due to the decrease in ARG's revenues described above. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Litigation and licensing expenses decreased $748,000, from $1.8 million to $1.1 million in 2022, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Amortization of patents expense from our intellectual property operations decreased $12,000, from $2.6 million to $2.6 million in 2022.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses for the second quarter of 2022 added a total of $7.0 million to our consolidated operating expenses. Refer to "Cost of Revenues – Industrial Operations" below for further discussion.
•General and administrative expenses increased $4.2 million, from $6.5 million to $10.7 million in 2022, primarily due to higher parent company and Intellectual Property Operations costs including, compensation expense for share-based awards, accounting fees and business development related expenses, and $2.7 million from our Industrial Operations general and administrative costs and amortization expense for the second quarter of 2022. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $554,000, from $529,000 to $1.1 million in 2022, primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2022 and 2021, which includes a partial offset by forfeitures for terminated employees.
•Unrealized loss from the change in fair value of our equity securities was $57.7 million in 2022, as compared to an unrealized gain of $11.2 million in the comparable prior period. The unrealized loss and gain were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized loss primarily relates to valuation decreases from one Life Sciences Portfolio company and one trading security. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of our equity securities decreased $3.1 million, from $14.6 million to $11.5 million in 2022. The realized gains were derived from our Life Sciences Portfolio and trading securities portfolio. The current period realized gain primarily relates to the partial sale of two Life Sciences Portfolio securities and one trading security. Refer to "Equity Securities Investments" below for further discussion.

•Earnings on equity investment in joint venture was $42.1 million in 2022, as compared to $7,000 in the comparable prior period. Refer to "Equity Securities Investments" below for a detailed discussion.
•We recognized an unrealized loss of $35.1 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative in 2022, as compared to an unrealized loss of $5.6 million in the comparable prior period. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.
•Loss on foreign currency exchange increased $1.7 million, from $152,000 to $1.8 million in 2022. The increase, was primarily derived from our transactions related to our Life Sciences Portfolio investment, where certain equity security investments are exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound. Refer to "Equity Securities Portfolio Investment" above and Note 3 to the consolidated financial statements elsewhere herein for additional information.
•Interest expense on Senior Secured Notes increased $252,000, from $1.6 million to $1.9 million in 2022, primarily due to increased interest expense from recent Note issuances. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $863,000 in 2022, as compared to $85,000 in the comparable prior period, mainly due to an increase in dividend income from our cash equivalents and equity security investments. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.
Results of Operations - six months ended June 30, 2022 compared with the six months ended June 30, 2021
Total revenues increased $7.0 million to $30.2 million for the six months ended June 30, 2022, as compared to $23.2 million for the six months ended June 30, 2021, due to the net revenues contributed from Printronix of $19.5 million. ARG executed twelve new license agreements during 2022, a decrease of one versus the comparable prior period, which contributed to ARG's revenues decreasing by $12.5 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Refer to "Revenues" below for further detailed discussion.
Loss before income taxes was $135.8 million for six months ended June 30, 2022, as compared to a loss of $143.4 million in the comparable prior period. The net loss decrease was comprised of the increase in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties decreased $183,000, from $543,000 to $360,000 in 2022, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Contingent legal fees decreased $4.1 million, from $5.5 million to $1.3 million in 2022, primarily due to the decrease in ARG's revenues described above. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Litigation and licensing expenses decreased $1.8 million, from $4.1 million to $2.3 million in 2022, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Amortization of patents expense from our intellectual property operations increased $727,000, from $4.5 million to $5.2 million in 2022, due to an increase in scheduled amortization resulting from the new portfolio acquired in 2021.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses for 2022 added a total of $13.4 million to our consolidated operating expenses. Refer to "Cost of Revenues – Industrial Operations" below for further discussion.

•General and administrative expenses increased $9.1 million, from $12.7 million to $21.8 million in 2022, primarily due to higher parent company and Intellectual Property Operations costs including, compensation expense for share-based awards, accounting fees, temporary labor, legal and business development related expenses, and $5.5 million from our Industrial Operations general and administrative costs and amortization expense for 2022. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $1.3 million, from $979,000 to $2.3 million in 2022, primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2022 and 2021, which includes a partial offset by forfeitures for terminated employees.
•Unrealized loss from the change in fair value of our equity securities was $229.9 million in 2022, as compared to an unrealized gain of $49.0 million in the comparable prior period. The unrealized loss and gain were primarily derived from our Life Sciences Portfolio. The current period unrealized loss primarily relates to one Life Sciences Portfolio company’s valuation decrease. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of our equity securities increased $62.9 million, from $15.4 million to $78.4 million in 2022. The realized gains were derived from our Life Sciences Portfolio and trading securities portfolio. The current period realized gain primarily relates to the partial sale of two Life Sciences Portfolio securities and one trading security. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture was $42.1 million in 2022, as compared to $2.7 million in the comparable prior period. Refer to "Equity Securities Investments" below for a detailed discussion.
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
•We recognized an unrealized loss of $7.0 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative in 2022, as compared to an unrealized loss of $204.5 million in the comparable prior period. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.
•Loss on foreign currency exchange increased $2.5 million, from $176,000 to $2.6 million in 2022. The increase, was primarily derived from our transactions related to our Life Sciences Portfolio investment, where certain equity security investments are exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound. Refer to "Equity Securities Portfolio Investment" above and Note 3 to the consolidated financial statements elsewhere herein for additional information.
•Interest expense on Senior Secured Notes increased $1.7 million, from $2.8 million to $4.5 million in 2022, primarily due to increased interest expense from recent Note issuances. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $1.9 million in 2022, as compared to $59,000 in the comparable prior period, mainly due to an increase in dividend income from our cash equivalents and equity security investments. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.

Revenues
Intellectual Property Operations
ARG's revenue activity for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$7,360	$16,600	$(9,240)	(56%)	$9,553	$22,010	$(12,457)	(57%)
Recurring license revenue agreements	702	800	(98)	(12%)	1,124	1,193	(69)	(6%)
Total revenues	$8,062	$17,400	$(9,338)	(54%)	$10,677	$23,203	$(12,526)	(54%)

New license agreements executed	3	6	(3)	(50%)	12	13	(1)	(8%)
Licensing and enforcement programs generating revenues	6	2	4	200%	8	8	—	—%
Licensing and enforcement programs with initial revenues	—	2	(2)	(100%)	—	3	(3)	(100%)
New patent portfolios	—	—	—	n/a	—	1	(1)	(100%)
For the periods presented above, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. On a year-to-date basis, paid-up revenue decreased $12.5 million from nine new license agreements executed during 2022 related to five programs generating revenues. Recurring revenue, that provides for quarterly sales-based license fees, decreased $69,000 year-to-date from various on-going license arrangements including three new license agreements executed during 2022 related to four programs generating revenues, including one program that provided revenues in both paid-up and recurring revenue categories.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Industrial Operations
Printronix's net revenues included the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
	(In thousands)
Printers and parts	$3,662	$7,916
Consumable products	4,214	9,598
Services	779	2,033
Total	$8,655	$19,547
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Printing Solutions” above for additional information related to Printronix's operating activities.

Cost of Revenues
Intellectual Property Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$190	$448	$(258)	(58%)	$360	$543	$(183)	(34%)
Contingent legal fees	755	4,356	(3,601)	(83%)	1,304	5,450	(4,146)	(76%)
Litigation and licensing expenses	1,089	1,837	(748)	(41%)	2,333	4,099	(1,766)	(43%)
Amortization of patents	2,600	2,612	(12)	0%	5,201	4,474	727	16%
Total	$4,634	$9,253	$(4,619)	(50%)	$9,198	$14,566	$(5,368)	(37%)
Refer to detailed change explanations above for the three and six months ended June 30, 2022 cost of revenues from our Intellectual Property Operations.
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
Industrial Operations
Printronix's cost of sales for the three and six months ended June 30, 2022 was $4.6 million and $8.8 million, respectively. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's cost of sales.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$145	$—	$145	n/a	$335	$—	$335	n/a
Sales and marketing expenses - industrial operations	2,294	—	2,294	n/a	4,310	—	4,310	n/a

General and administrative costs - intellectual property operations	1,807	1,438	369	26%	3,523	2,443	1,080	44%
General and administrative costs - industrial operations	2,686	—	2,686	n/a	5,541	—	5,541	n/a
Parent general and administrative expenses	6,229	5,065	1,164	23%	12,711	10,226	2,485	24%
Total general and administrative expenses	10,722	6,503	4,219	65%	21,775	12,669	9,106	72%
Total	$13,161	$6,503	$6,658	102%	$26,420	$12,669	$13,751	109%

The operating expenses table above includes the Company's general and administrative expenses by operation and Printronix's engineering and development expenses and sales and marketing expenses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Personnel costs and board fees	$279	$535
Variable performance-based compensation costs	(20)	237
Other general and administrative costs	529	1,378
General and administrative costs - industrial operations	2,253	4,675
Amortization of industrial operations intangible assets	433	866
Compensation expense for share-based awards	554	1,278
Non-recurring employee severance costs	191	137
Total change in general and administrative expenses	$4,219	$9,106
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
The increases in personnel cost and board fees for the periods presented was primarily due to an increase in headcount and related costs. The change in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation accruals. The increases in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, was primarily due to higher accounting fees, temporary labor, legal and business development related expenses. Compensation expense for share-based awards increased primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2022 and 2021. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Industrial Operations related general and administrative costs and amortization contributed to the increased expenses in 2022. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(57,647)	$11,158	$(68,805)	(617%)	$(229,850)	$49,007	$(278,857)	(569%)
Gain on sale of equity securities	11,498	14,617	(3,119)	(21%)	78,374	15,436	62,938	408%
Earnings on equity investment in joint venture	42,085	7	42,078	n/a	42,085	2,737	39,348	1,438%
Net realized and unrealized (loss) gain	(4,064)	25,782	(29,846)	(116%)	(109,391)	67,180	(176,571)	(263%)
Change in fair value of investment	—	—	—	—	—	(2,752)	2,752	(100%)
Gain on sale of investment	—	—	—	—	—	3,591	(3,591)	(100%)
Total net realized and unrealized (loss) gain	$(4,064)	$25,782	$(29,846)	(116%)	$(109,391)	$68,019	$(177,410)	(261%)

Our equity securities investments, including the Life Sciences Portfolio and trading securities portfolio, are recorded at fair value at each balance sheet date. Refer to periodic change explanations above. Refer to Notes 2 and 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in the Life Sciences Portfolio and other equity securities.
Our year-to-date results included a significant unrealized loss from the change in fair value of our equity securities as compared to a gain in the prior period, while realized gains from the sale of our equity securities increased, as compared to the prior period. These changes were derived from our Life Sciences Portfolio and trading securities portfolio, in which, our sales activity of certain investments increased relative to securities that were held with unrealized gains in the prior year. The current period unrealized loss primarily relates to one Life Sciences Portfolio company’s valuation decrease.
During 2021, we began to recognize earnings on our equity investment in joint venture, which is part of the Life Sciences Portfolio. In April 2022, such investment received a certain drug approval from the United States Food and Drug Administration. On a consolidated basis, we are due a milestone payment in the amount of $40.0 million to be received in the form of a deferred payment, due and payable in October 2022, with interest accrued at 8.5% per year. In June 2022, in connection with the submission to the European Medicines Agency, on a consolidated basis, we were due an additional milestone payment in the amount of $1.8 million. Our portion of that milestone payment was received in July 2022. During the second quarter of 2022, we recorded consolidated earnings on equity investment of $42.1 million, including the two milestones and approximately $300,000 in accrued interest. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
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
Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$200	$(510)	$710	(139%)	$15,078	$(520)	$15,598	(3,000%)
Effective tax rate	—%	3%	n/a	(3)%	11%	—%	n/a	11%
Our income tax benefit for the three and six months ended June 30, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized losses recorded in the periods presented, and our income tax expense for the three and six months ended June 30, 2021 primarily relates to state taxes.
Our 2022 effective tax rates were lower than the U.S. federal statutory rate primarily due to non-taxable income, expiration of foreign tax credits and changes in valuation allowance. Our 2021 effective tax rates were lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as state income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2022 and December 31, 2021. These assets primarily consist of foreign tax credits and net operating loss carryforwards.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the six months ended June 30, 2022, our Printronix subsidiary experienced some inflation from higher freight costs and in the cost of raw materials than in previous years. While Printronix inventory costs have been impacted by these inflationary pressures, up to this point Printronix has generally been able to adjust selling prices in response to these higher costs.

Liquidity and Capital Resources
General
Our material cash requirements as of June 30, 2022, are recognized as liabilities or are otherwise described in Note 11, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 11 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At June 30, 2022, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.
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
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents, equity securities at fair value and long-term restricted cash totaled $390.3 million at June 30, 2022, compared to $671.1 million at December 31, 2021.
Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(17,553)	$(8,027)
Investing activities	78,547	(28)
Financing activities	(106,410)	29,571
(Decrease) increase in cash and cash equivalents and restricted cash	$(45,416)	$21,516

Cash Flows from Operating Activities
Cash receipts from ARG's licensees totaled $4.8 million and $11.0 million for the six months ended June 30, 2022 and 2021, respectively. Cash receipts from Printronix's customers totaled $20.9 million for the six months ended June 30, 2022. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash used in operations for the six months ended June 30, 2022 increased to $17.6 million, as compared to $8.0 million in the comparable prior period, due to net outflows from the total changes in assets and liabilities (refer to Working Capital discussion below), most notably from accounts payable and accrued expense related payments, and the total change in net loss (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at June 30, 2022 increased to $10.6 million, compared to $4.3 million at December 31, 2021, which was comprised of the changes discussed below.
Accounts receivable increased to $13.7 million at June 30, 2022, compared to $9.5 million at December 31, 2021. Printronix's inventories increased to $12.1 million at June 30, 2022, compared to $8.9 million at December 31, 2021. Prepaid expenses and other current assets increased to $5.3 million at June 30, 2022, compared to $4.8 million at December 31, 2021. Accounts payable, accrued expenses and other current liabilities and accrued compensation increased to $16.4 million at June 30, 2022, compared to $15.4 million at December 31, 2021. Royalties and contingent legal fees payable slightly increased to $2.6 million at June 30, 2022, compared to $2.5 million at December 31, 2021. The royalties and contingent legal fees payable are generally scheduled to be paid in the subsequent quarter upon our receipt of the related fee payments from licensees, in accordance with the underlying contractual arrangements. Printronix's current deferred revenue increased to $1.4 million at June 30, 2022, compared to $1.1 million at December 31, 2021.
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Patent acquisition	$(5,000)	$(11,000)
Sale of investment at fair value	—	3,591
Purchases of equity securities	(107,537)	(27,871)
Sales of equity securities	191,494	33,467
Distributions received from equity investment in joint venture	—	1,830
Purchases of property and equipment	(410)	(45)
Net cash provided by (used in) investing activities	$78,547	$(28)
Cash flows from investing activities for the six months ended June 30, 2022 increased to $78.5 million, as compared to an outflow of $28,000 in the comparable prior period, primarily due to net cash inflows from our Life Sciences Portfolio equity securities transactions in 2022. Refer to “Recent Business Matters – Equity Securities Portfolio Investment” above, and Note 3 to the consolidated financial statements elsewhere herein for additional information related to the Life Sciences Portfolio.

Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Repurchase of common stock	$(39,508)	$—
Issuance of Senior Secured Notes, net of lender fee	—	80,000
Paydown of Senior Secured Notes	(65,000)	(50,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,399)	(523)
Taxes paid related to net share settlement of share-based awards	(503)	—
Proceeds from exercise of stock options	—	94
Net cash (used in) provided by financing activities	$(106,410)	$29,571
Cash outflows from financing activities for the six months ended June 30, 2022 increased to $106.4 million, as compared to cash flow of $29.6 million in the comparable prior period, primarily due to activity related to our Senior Secured Notes and our common stock repurchases (refer to Note 12). Refer to “Recent Business Matters – Starboard Securities and Senior Secured Notes,” above, and Note 8 to the consolidated financial statements elsewhere herein for additional information related to the Senior Secured Notes.
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
Valuation of Long-lived Assets and Other Intangible Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. For additional information regarding ARG's patent portfolio valuation estimates, refer to Note 2 to the consolidated financial statements. The Company did not record any long-lived asset, patent or other intangible asset impairment charges for the six months ended June 30, 2022 and 2021.
Valuation of Series A Warrants and Series B Warrants
The fair value of the Series A and B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Note 9 to the consolidated financial statements for detailed information related to these fair value measurements. Of the assumptions used in the Black-Scholes option-pricing model, volatility changes would have the most significant impact on the fair value. As of June 30, 2022, a hypothetical 10% increase in the volatility would have resulted in an increased liability balance of approximately $1.4 million and $14.4 million, in our Series A and B Warrants, respectively.
Valuation of Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock. Refer to Note 9 to the consolidated financial statements for detailed information related to this fair value measurement. Of the assumptions used in the binomial lattice framework, discount rate changes would have the most significant impact on the fair value. As of June 30, 2022, a hypothetical 1% increase in the discount rate would have resulted in an increased liability balance of approximately $1.0 million.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2022 and December 31, 2021. These assets primarily consist of foreign tax credits, capital loss carryforwards and net operating loss carryforwards. Refer to Note 2 to the consolidated financial statements for additional information.

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
As of June 30, 2022 and December 31, 2021, the carrying value of our equity investments in public and private companies was $205.2 million and $398.5 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of June 30, 2022, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $12.6 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although Acacia historically has not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts, a note receivable and certain equity security investments. As of June 30, 2022, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $8.5 million effect on our financial position and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
(i). Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

(ii). Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2022) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Common Stock
Effective March 31, 2022, Acacia’s Board of Directors approved a stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. Our monthly stock repurchases, all of which were purchased as part of a publicly announced plan or program, made in the quarter covered by this report are as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
April 1, 2022 - April 30, 2022	692,538	$4.48	$36,901
May 1, 2022 - May 31, 2022	2,192,238	$4.59	$26,832
June 1, 2022 - June 30, 2022	3,262,043	$4.71	$11,480
Total repurchases in the quarter	6,146,819	$4.64
Refer to Note 12 to the consolidated financial statements elsewhere herein for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
3.1	Third Amended and Restated Certificate of Incorporation of Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on May 20, 2022)
3.2	Fourth Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed on May 20, 2022)
10.1
Sixth Supplemental Agreement, dated as of January 31, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on February 4, 2022)

10.2*
Employment Agreement, effective March 10, 2022, among Acacia Research Corporation, Acacia Research Group LLC, and Martin D. McNulty Jr. (incorporated by reference to the Current Report on Form 8-K filed on March 15, 2022)

10.3
Seventh Supplemental Agreement, dated as of April 14, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on April 20, 2022)

10.4
Eighth Supplemental Agreement, dated as of July 15, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on July 19, 2022)

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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 and 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: August 11, 2022	/s/ Clifford Press
By: Clifford Press
President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: August 11, 2022	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer (Principal Financial Officer)