Form 10-Q
period 2022-09-30
ACACIA RESEARCH CORP
filed 2022-11-14
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
(332) 236-8500
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 7, 2022, was 43,540,276.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
September 30, 2022

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	2

Item 1.	Financial Statements	2

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	2

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Nine Months Ended September 30, 2022 and 2021	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	49

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	71

Item 4.	Controls and Procedures	71

PART II.	OTHER INFORMATION	73

Item 1.	Legal Proceedings	73

Item 1A.	Risk Factors	73

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 3.	Defaults Upon Senior Securities	75

Item 4.	Mine Safety Disclosures	75

Item 5.	Other Information	75

Item 6.	Exhibits	76
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022, or this Report, contains forward-looking statements within the meaning of the federal securities laws, which statements are subject to substantial risks and uncertainties. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this Report, or incorporated by reference into this Report, are forward-looking statements. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements address future events and conditions concerning, among other things, acquisition and development activities, financial results of our acquired businesses, intellectual property, or IP, licensing and enforcement activities, other related business activities, the impact of the COVID-19 pandemic, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained in this Report. All of our forward-looking statements include assumptions underlying or relating to such statements that may cause actual results to differ materially from those that we are currently expecting, and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
•our costly acquisitions of and investment in operating businesses and intellectual property;
•our ability to attract and retain employees and management teams of our operating businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations;
•our relationship with Starboard Value LP and the impact of transactions we have undertaken with respect to its investments in our Company that are intended to simplify our capital structure;
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
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ from those expressed or implied in the forward-looking statements described in this Report, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”), on March 31, 2022 (our “Annual Report”), as well as in our other public filings with the SEC. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.
The information contained in this Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC. You should read this Report in its entirety, together with the documents that we file as exhibits to this Report and the documents that we incorporate by reference into this Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Stock Market LLC. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.
We qualify all of our forward-looking statements by these cautionary statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$241,874	$308,943
Equity securities at fair value	81,384	361,778
Equity securities without readily determinable fair value	5,816	5,816
Investment securities - equity method investments	72,106	30,934
Accounts receivable, net	7,040	9,517
Inventories, net	13,802	8,930
Prepaid expenses and other current assets	5,173	4,764
Total current assets	427,195	730,682

Long-term restricted cash	—	418
Property, plant and equipment, net	3,700	4,183
Goodwill	7,470	7,470
Other intangible assets, net	39,692	48,793
Leased right-of-use assets	2,393	2,027
Other non-current assets	4,819	5,283
Total assets	$485,269	$798,856

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,097	$5,440
Accrued expenses and other current liabilities	9,258	6,227
Accrued compensation	5,070	3,698
Royalties and contingent legal fees payable	3,259	2,463
Deferred revenue	1,403	1,114
Senior secured notes payable	61,350	181,248
Total current liabilities	85,437	200,190

Deferred revenue, net of current portion	665	581
Series A warrant liabilities	9,396	11,291
Series A embedded derivative liabilities	22,389	18,448
Series B warrant liabilities	59,742	96,378
Long-term lease liabilities	2,186	2,027
Deferred income tax liabilities, net	2,710	18,552
Other long-term liabilities	1,781	6,161
Total liabilities	184,306	353,628

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of September 30, 2022 and December 31, 2021; aggregate liquidation preference of $35,000 as of September 30, 2022 and December 31, 2021	18,482	14,753

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 38,540,276 and 48,807,748 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	38	49
Treasury stock, at cost, 16,183,703 and 5,388,469 shares as of September 30, 2022 and December 31, 2021, respectively	(98,258)	(47,281)
Additional paid-in capital	644,329	648,389
Accumulated deficit	(288,403)	(181,724)
Total Acacia Research Corporation stockholders' equity	257,706	419,433

Noncontrolling interests	24,775	11,042

Total stockholders' equity	282,481	430,475

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$485,269	$798,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues:
Intellectual property operations	$6,320	$1,582	$16,997	$24,785
Industrial operations	9,558	—	29,105	—
Total revenues	15,878	1,582	46,102	24,785

Costs and expenses:
Cost of revenues - intellectual property operations	5,282	3,959	14,480	18,525
Cost of sales - industrial operations	4,648	—	13,432	—
Engineering and development expenses - industrial operations	156	—	491	—
Sales and marketing expenses - industrial operations	2,119	—	6,429	—
General and administrative expenses	15,038	10,345	36,813	23,014
Total costs and expenses	27,243	14,304	71,645	41,539
Operating loss	(11,365)	(12,722)	(25,543)	(16,754)

Other (expense) income:
Equity securities investments:
Change in fair value of equity securities	(36,352)	66,502	(266,202)	115,509
Gain on sale of equity securities	36,060	37,688	114,434	53,124
Earnings on equity investment in joint venture	850	—	42,935	2,737
Net realized and unrealized gain (loss)	558	104,190	(108,833)	171,370
Change in fair value of investment	—	—	—	(2,752)
Gain on sale of investment	—	—	—	3,591
Change in fair value of the Series A and B warrants and embedded derivatives	41,638	619	34,590	(203,866)
Loss on foreign currency exchange	(1,905)	(17)	(4,532)	(193)
Interest expense on Senior Secured Notes	(1,072)	(2,378)	(5,532)	(5,142)
Interest income and other, net	1,221	76	3,091	135
Total other income (expense)	40,440	102,490	(81,216)	(36,857)

Income (loss) before income taxes	29,075	89,768	(106,759)	(53,611)

Income tax (expense) benefit	(679)	(11)	14,399	(531)

Net income (loss) including noncontrolling interests in subsidiaries	28,396	89,757	(92,360)	(54,142)

Net income attributable to noncontrolling interests in subsidiaries	(306)	—	(14,319)	(906)

Net income (loss) attributable to Acacia Research Corporation	$28,090	$89,757	$(106,679)	$(55,048)

Income (loss) per share:
Net income (loss) attributable to common stockholders - Basic	$20,587	$73,110	$(112,507)	$(58,595)
Weighted average number of shares outstanding - Basic	38,052,426	48,949,504	42,830,700	48,759,873
Basic net income (loss) per common share	$0.54	$1.49	$(2.63)	$(1.20)
Net income (loss) attributable to common stockholders - Diluted	$1,531	$80,308	$(112,507)	$(58,595)
Weighted average number of shares outstanding - Diluted	71,164,236	93,081,502	42,830,700	48,759,873
Diluted net income (loss) per common share	$0.02	$0.86	$(2.63)	$(1.20)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended September 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	350,000	$17,145	40,622,465	$41	$(86,781)	$646,352	$(316,493)	$25,055	$268,174
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	28,090	306	28,396
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(586)	(586)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,337	—	—	—	(1,337)	—	—	(1,337)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(700)	—	—	(700)
Issuance of common stock for vesting of restricted stock units	—	—	460,000	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(235,489)	—	—	(1,017)	—	—	(1,017)
Compensation expense for share-based awards	—	—	—	—	—	1,031	—	—	1,031
Repurchase of common stock	—	—	(2,306,700)	(3)	(11,477)	—	—	—	(11,480)
Balance at September 30, 2022	350,000	$18,482	38,540,276	$38	$(98,258)	$644,329	$(288,403)	$24,775	$282,481

	Three Months Ended September 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	350,000	$12,695	49,616,602	$50	$(43,270)	$650,194	$(475,726)	$11,948	$143,196
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	89,757	—	89,757
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	991	—	—	—	(991)	—	—	(991)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(262)	—	—	(262)
Stock options exercised	—	—	30,000	—	—	108	—	—	108
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(54,750)	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	—	—	300	—	—	300
Balance at September 30, 2021	350,000	$13,686	49,591,852	$50	$(43,270)	$649,349	$(385,969)	$11,948	$232,108
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Nine Months Ended September 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(106,679)	14,319	(92,360)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(586)	(586)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,729	—	—	—	(3,729)	—	—	(3,729)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(2,099)	—	—	(2,099)
Issuance of common stock for vesting of restricted stock units	—	—	635,501	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	242,667	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(350,406)	—	—	(1,520)	—	—	(1,520)
Compensation expense for share-based awards	—	—	—	—	—	3,288	—	—	3,288
Repurchase of common stock	—	—	(10,795,234)	(11)	(50,977)	—	—	—	(50,988)
Balance at September 30, 2022	350,000	$18,482	38,540,276	$38	$(98,258)	$644,329	$(288,403)	$24,775	$282,481

	Nine Months Ended September 30, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$(330,921)	$11,042	$288,316
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(55,048)	906	(54,142)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	2,762	—	—	—	(2,762)	—	—	(2,762)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(785)	—	—	(785)
Stock options exercised	—	—	60,000	1	—	201	—	—	202
Issuance of common stock for vesting of restricted stock units	—	—	28,834	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	223,565	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	—	—	1,279	—	—	1,279
Balance at September 30, 2021	350,000	$13,686	49,591,852	$50	$(43,270)	$649,349	$(385,969)	$11,948	$232,108
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2022	2021

Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(92,360)	$(54,142)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash used in operating activities:
Change in fair value of investment	—	2,752
Gain on sale of investment	—	(3,591)
Depreciation and amortization	10,140	7,198
Amortization of debt discount and issuance costs	90	1
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	3,941	14,683
Change in fair value of Series A warrants	(1,895)	11,887
Change in fair value of Series B warrants	(36,636)	177,296
Compensation expense for share-based awards	3,288	1,279
Loss on foreign currency exchange	4,530	193
Change in fair value of equity securities	266,202	(115,509)
Gain on sale of equity securities	(114,434)	(53,124)
Earnings on equity investment in joint venture	(42,935)	(2,737)
Deferred income taxes	(15,971)	—
Changes in assets and liabilities:
Accounts receivable	2,242	94
Inventories	(4,872)	—
Prepaid expenses and other assets	(1,078)	(2,191)
Accounts payable and accrued expenses	4,984	7,002
Royalties and contingent legal fees payable	795	(369)
Deferred revenue	371	—
Net cash used in operating activities	(13,598)	(9,278)

Cash flows from investing activities:
Patent acquisition	(5,000)	(13,000)
Sale of investment at fair value	—	3,591
Purchases of equity securities	(107,537)	(57,978)
Sales of equity securities	236,164	64,235
Distributions received from equity investment in joint venture	1,178	1,830
Purchases of property and equipment	(552)	(67)
Net cash provided by (used in) investing activities	124,253	(1,389)

Cash flows from financing activities:
Repurchase of common stock	(50,988)	—
Issuance of Senior Secured Notes, net of lender fee	—	115,000
Paydown of Senior Secured Notes	(120,000)	(50,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(2,099)	(785)
Taxes paid related to net share settlement of share-based awards	(1,520)	—
Proceeds from exercise of stock options	—	202
Net cash (used in) provided by financing activities	(174,607)	64,417

Effect of exchange rates on cash and cash equivalents	(3,535)	(154)

(Decrease) increase in cash and cash equivalents and restricted cash	(67,487)	53,596

Cash and cash equivalents and restricted cash, beginning	309,361	200,546

Cash and cash equivalents and restricted cash, ending	$241,874	$254,142

Supplemental schedule of cash flow information:
Interest paid	$5,431	$2,340
Income taxes paid	209	9
Noncash investing and financing activities:
Patent acquisition in exchange of notes receivable	—	4,000
Patent acquisition accrued liabilities	—	13,000
Distribution to noncontrolling interests in subsidiaries	586	906
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
We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio,” in June 2020. As of September 30, 2022, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.
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
During the nine months ended September 30, 2022, ARG did not obtain control of any new patent portfolios. During the year ended December 31, 2021, ARG obtained control of one new patent portfolio.
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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through September 30, 2022. As of December 31, 2021, management finalized the valuations of all acquired assets and liabilities assumed in the acquisition and there was no contingent consideration.
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
Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations. Refer to the Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity for noncontrolling interests activity.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission

(“SEC”). These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 31, 2022, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s consolidated financial position as of September 30, 2022, and results of its operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Paid-up license revenue agreements	$6,000	$1,100	$15,553	$23,110
Recurring License Revenue Agreements	320	482	1,444	1,675
Total	$6,320	$1,582	$16,997	$24,785
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
Printronix's net revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(In thousands)
Printers, consumables and parts	$8,509	$26,023
Services	1,049	3,082
Total	$9,558	$29,105
Refer to Note 15 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $932,000 and $2.8 million in revenue that was previously included in the beginning balance of deferred revenue during the three and nine months ended September 30, 2022, respectively.

Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $822,000 and $772,000, inclusive of deferred revenue, as of September 30, 2022 and December 31, 2021, respectively. On average, remaining performance obligations as of September 30, 2022 are expected to be recognized over a period of approximately two years.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Inventor royalties	$732	$280	$1,092	$823
Contingent legal fees	1,010	285	2,314	5,735
Litigation and licensing expenses	939	782	3,272	4,881
Amortization of patents	2,601	2,612	7,802	7,086
Total	$5,282	$3,959	$14,480	$18,525
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
Litigation and Licensing Expenses
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
The following is a summary of the accrued warranty liabilities, which are included in accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheets:

Nine Months Ended September 30,
2022
(In thousands)
Beginning balance	$222
Estimated future warranty expense	23
Warranty claims settled	(111)
Ending balance	$134
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
Intellectual Property Operations
Two licensees individually accounted for 47% each of revenues recognized during the three months ended September 30, 2022. Four licensees individually accounted for more than 10% of total recognized revenue, ranging from 13% to 32%, during the three months ended September 30, 2021. Three licensee individually accounted for 18%, 18% and 31% of revenues recognized during the nine months ended September 30, 2022. Three licensees individually accounted for 50%, 19% and 12% of revenues recognized during the nine months ended September 30, 2021.
Historically, ARG has not had material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable license revenue arrangement, for the three and nine months ended September 30, 2022, approximately zero percent and 4%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. For the three and nine months ended September 30, 2021, 8% and 15%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. Refer to Note 15 for additional information regarding revenue from customers by geographic region.
Two licensees individually represented approximately 53% and 47% of accounts receivable at September 30, 2022. Two licensees individually represented approximately 59% and 41% of accounts receivable at December 31, 2021.
Industrial Operations
No single Printronix customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2022. Printronix has significant foreign operations, refer to Note 15 for additional information regarding net sales to customers by geographic region.
No single Printronix customer represented 10% or more of accounts receivable as of September 30, 2022, and one customer represented 11% of accounts receivable as of December 31, 2021. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Printronix customer base and by periodic customer credit evaluations performed by Printronix.

No single Printronix vendor accounted for 10% or more of purchases for the three and nine months ended September 30, 2022. Accounts payable to two vendors represented 12% and 10% of accounts payable as of September 30, 2022, and one vendor represented 14% of accounts payable as of December 31, 2021.
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
Equity securities at fair value for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
September 30, 2022:
Equity securities - Life Sciences Portfolio (Note 3)	$38,066	$19,232	$(1,014)	$56,284
Equity securities - other common stock	47,600	8	(22,508)	25,100
Total	$85,666	$19,240	$(23,522)	$81,384

December 31, 2021:
Equity securities - Life Sciences Portfolio (Note 3)	$56,037	$262,811	$(1,488)	$317,360
Equity securities - other common stock	43,822	2,068	(1,472)	44,418
Total	$99,859	$264,879	$(2,960)	$361,778
Equity Securities Without Readily Determinable Fair Value
For equity securities that do not have a readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income or (expense). To date, the Company has not recorded any impairments nor upward or downward adjustments on our equity securities without readily determinable fair values held as of September 30, 2022 and December 31, 2021. Refer to Note 3 for additional information.
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
Accounts Receivable and Allowance for Doubtful Accounts
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for doubtful accounts may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for doubtful accounts established as of September 30, 2022 and December 31, 2021.

Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for doubtful accounts is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of September 30, 2022 and December 31, 2021, Printronix's combined allowance for doubtful accounts and allowance for sales returns was $28,000 and $78,000, respectively.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. We evaluate goodwill for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. When evaluating goodwill for impairment, we estimate the fair value of the reporting unit. Several methods may be used to estimate a reporting unit’s fair value, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Refer to Note 6 for additional information.
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
Series A Warrants and Series B Warrants
The fair value of the Series A Warrants and the Series B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Notes 8, 9 and 16 (Subsequent Events) for additional information related to the Series A Warrants and the Series B Warrants and their fair value measurements.
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
Our income tax expense/benefit for the three and nine months ended September 30, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized losses recorded in the periods presented, and our income tax expense for the three and nine months ended September 30, 2021 primarily relates to changes in the valuation allowance, as well as state taxes.
The Company’s effective tax rates were 2% and zero for the three months ended September 30, 2022 and 2021, respectively. The Company’s effective tax rates were 13% and (1)% for the nine months ended September 30, 2022 and 2021, respectively. Our 2022 effective tax rates were lower than the U.S. federal statutory rate primarily due to non-taxable income, expiration of foreign tax credits and changes in valuation allowance. Our 2021 effective tax rates were lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as state income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2022 and December 31, 2021. These assets primarily consist of foreign tax credits and net operating loss carryforwards.
At September 30, 2022 and December 31, 2021, the Company had total unrecognized tax benefits of approximately $887,000. At September 30, 2022 and December 31, 2021, approximately $887,000 and $110,000, respectively, of unrecognized tax benefits were recorded in other long-term liabilities and the remaining amount was included as an offset to deferred tax assets. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At September 30, 2022, if recognized, $887,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized tax benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense/benefit. Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
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
Not Yet Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The amendments in these updates will be adopted by the Company on January 1, 2023. Management has completed its evaluation of the impact that the amendments in these updates will have on the Company’s consolidated financial statements and there are no significant implementation matters that still need to be addressed. Based on Management's evaluation of the new standard, the Company does not expect it to have a material effect on the Company’s consolidated financial statements or disclosures, accordingly, a cumulative-effect adjustment to the opening accumulated deficit as of January 1, 2023 is not expected.
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
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with “Revenue from Contracts with Customers (Topic 606).” At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The amendments in this update will be applied prospectively and will be adopted by the Company on January 1, 2023. Management does not expect the adoption of this new standard to have a material effect on the Company’s consolidated financial statements.
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of September 30, 2022 and December 31, 2021, the total fair value of the remaining Life Sciences Portfolio investment was $109.4 million and $343.1 million, respectively.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. During the nine months ended September 30, 2022, the Company increased its investment in Arix amounting to approximately 22% as of September 30, 2022. In addition, two members of the Company's Board of Directors (the “Board”) have seats on the board of Arix, which is currently made up of five board members. Although the Company is presumed to have significant influence over operating and financial policies of Arix, we have elected to account for the investment under the fair value method. To date, the Company has not received any dividends from Arix. As of September 30, 2022, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. As of September 30, 2022, the aggregate carrying amount of our Arix investment was $33.8 million, and is included in equity securities at fair value, in the consolidated balance sheet.

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Change in fair value of equity securities of public companies	$(39,008)	$243,930	$(243,106)	$214,247
Change in fair value of equity securities without readily determinable fair value	—	(180,023)	—	(102,067)
Gain on sale of equity securities of public companies	36,397	37,112	101,102	52,167
Net realized and unrealized (loss) gain	$(2,611)	$101,019	$(142,004)	$164,347
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. During the nine months ended September 30, 2022 and 2021, our consolidated earnings on equity investment was $42.9 million and $2.7 million, respectively, included in the consolidated statements of operations. During the nine months ended September 30, 2022, distributions received were $1.2 million to Acacia and $586,000 to noncontrolling interests. During the nine months ended September 30, 2021, distributions received were $1.8 million to Acacia and $906,000 to noncontrolling interests.
In April 2022, Viamet received a certain drug approval from the United States Food and Drug Administration ("FDA"). In connection with the FDA approval, MalinJ1 was due a milestone payment in the amount of $40.0 million. The Company's portion of that milestone payment is anticipated to be received before year-end 2022 in the approximate amount of $27.0 million, with interest accrued at 8.5% per year. In June 2022, in connection with the submission to the European Medicines Agency, MalinJ1 was due an additional milestone payment in the amount of $1.8 million. The Company's portion of that milestone payment was received in July 2022 in the approximate amount of $1.2 million. During 2022, the Company has recorded consolidated earnings on equity investment of $42.9 million, including the two milestones and approximately $1.2 million in accrued interest.
On October 13, 2021, Adaptix Limited issued £2.95 million, approximately $4.0 million at the exchange rate on October 13, 2021, in limited unsecured notes due in 2026 to Radcliffe 2 Ltd., a subsidiary of Merton Healthcare Holdco II LLC. The interest rate on the notes is 8.0% per year. During the three and nine months ended September 30, 2022, we recorded $70,000 and $221,000, respectively, in interest income related to the notes. As of September 30, 2022 and December 31, 2021, the receivable including interest was $3.5 million and $4.0 million, respectively, and is included in other non-current assets in the consolidated balance sheets.

4. INVENTORIES, NET
Printronix's inventories, net consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$4,244	$3,207
Subassemblies and work in process	2,944	1,712
Finished goods	7,095	4,011
	14,283	8,930
Inventory reserves	(481)	—
Inventories, net	$13,802	$8,930
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Machinery and equipment	$2,984	$2,077
Furniture and fixtures	546	1,036
Computer hardware and software	612	614
Leasehold improvements	999	1,034
	5,141	4,761
Accumulated depreciation and amortization	(1,441)	(578)
Property, plant and equipment, net	$3,700	$4,183
Total depreciation and amortization expense in the consolidated statements of operations was $329,000 and $39,000 for the three months ended September 30, 2022 and 2021, respectively, and $1.0 million and $112,000 for the nine months ended September 30, 2022 and 2021, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses, and our Industrial Operations allocates depreciation and amortization to all applicable operating expense categories.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

Nine Months Ended September 30,
2022
(In thousands)
Beginning balance	$7,470
Acquisition of business	—
Impairment losses	—
Ending balance	$7,470
The ending balance of goodwill includes no accumulated impairment losses to date. All goodwill is allocated to our Industrial Operations segment, refer to Note 1 for additional information related to the Printronix acquisition.

Other intangible assets, net consisted of the following:

	September 30, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(302,143)	$29,260
Industrial operations	7 years	3,400	(476)	2,924
Total patents		334,803	(302,619)	32,184
Customer relationships - industrial operations	7 years	5,300	(742)	4,558
Trade name and trademarks - industrial operations	7 years	3,430	(480)	2,950
Total		$343,533	$(303,841)	$39,692

	December 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(294,341)	$37,062
Industrial operations	7 years	3,400	(112)	3,288
Total patents		334,803	(294,453)	40,350
Customer relationships - industrial operations	7 years	5,300	(174)	5,126
Trade name and trademarks - industrial operations	7 years	3,430	(113)	3,317
Total		$343,533	$(294,740)	$48,793
Total other intangible asset amortization expense in the consolidated statements of operations was $3.0 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively, and $9.1 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively. The Company did not record charges related to the impairment of other intangible assets for the nine months ended September 30, 2022 and 2021. There was no accelerated amortization of other intangible assets for the nine months ended September 30, 2022 and 2021. During 2021, ARG reduced its gross patent costs and accumulated amortization by approximately $35.0 million for patents that were fully amortized. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2022	$3,035
2023	12,068
2024	10,692
2025	8,348
2026	2,483
Thereafter	3,066
Total	$39,692

During 2021, ARG accrued certain patent and patent rights acquisition costs, which amounted to $5.0 million at December 31, 2021 and was included in other long-term liabilities in the consolidated balance sheet. Such amount was fully paid in June 2022.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(In thousands)
Accrued loss contingency (see Note 11)	$4,500	$—
Accrued consulting and other professional fees	1,290	438
Customer deposit	—	3,000
Income taxes payable	681	506
Product warranty liability, current	42	84
Service contract costs, current	416	307
Short-term lease liability	1,556	935
Other accrued liabilities	773	957
Total	$9,258	$6,227
8. STARBOARD INVESTMENT
Note Regarding Subsequent Events
As more fully described in Note 16, on October 30, 2022 the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and the Investors (as defined below), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Unless otherwise noted, the following discussion of Starboard’s investments in the Company does not reflect the transactions effected or to be effected pursuant to the Recapitalization Agreement, or any other matters contemplated in connection with the Recapitalization.
Series A Redeemable Convertible Preferred Stock
On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard Value LP (“Starboard”) and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”) pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5 million shares of the Company’s common stock to the Investors. The Securities Purchase Agreement also established the terms of certain senior secured notes and additional Series B Warrants which may be issued to Starboard in the future. On June 4, 2020, the Company entered into a Supplemental Agreement, as defined below under “Senior Secured Notes”, with certain contractual agreements affecting the Series A Redeemable Convertible Preferred Stock, reflected below.
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
Holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of May 15, 2022 through August 15, 2022, provided that there is not outstanding at least $50.0 million aggregate principal of senior secured notes to the Investors pursuant to the Securities Purchase Agreement at the time of the redemption. Holders also have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of November 15, 2024 through February 15, 2025. Additionally, holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock upon the occurrence of (i) a change of control or (ii) various other triggering events, such as the suspension from trading or delisting of the Company’s common stock. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the holders, the redemption price may include a make-whole amount or a stated premium, depending on the redemption scenario.
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
The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Investors agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. During October 2021, the Company consummated a suitable acquisition, accordingly $35.0 million was released to the Company from escrow (refer to Note 1 for discussion related to the Printronix acquisition). Upon consummation of the approved acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There are no accrued and unpaid dividends as of September 30, 2022 and December 31, 2021.
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
The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument will become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock will become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. Accretion for the three months ended September 30, 2022 and 2021 was $1.3 million and $991,000, respectively, and for the nine months ended September 30, 2022 and 2021 was $3.7 million and $2.8 million, respectively.
In connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company executed a Registration Rights Agreement with Starboard and the Investors and a Governance Agreement with Starboard and certain affiliates of Starboard. Under the Registration Rights Agreement, the Company agreed to provide certain registration rights with respect to the Series A Redeemable Convertible Preferred Stock and shares of common stock issued upon conversion. In accordance with the Governance Agreement, the Company agreed to (i) increase the size of the Board from six to seven members, (ii) appoint Jonathan Sagal as a director of the Company, (iii) grant Starboard the right to recommend two additional directors for appointment to the board, (iv) form a Strategic Committee of the Board tasked with sourcing and performing due diligence on potential acquisition targets, (v) appoint certain directors to the Strategic Committee, and (vi) appoint a director to the Nominating and Corporate Governance Committee.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the fair value of the Series A embedded derivative was $22.4 million and $18.4 million, respectively.
In accordance with the Recapitalization Agreement, subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders, (i) the Company will cause the Certificate of Designations to be amended and restated in the form attached to the Recapitalization Agreement in order to remove the “4.89% blocker” provision and (ii) on or prior to July 14, 2023, the Investors will convert an aggregate amount of 350,000 shares of Preferred Stock into common stock in accordance with the terms of the Certificate of Designations. Refer to Note 16 for additional information related to the Preferred Stock.
Series A Warrants
On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued detachable Series A Warrants to acquire up to 5 million shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million upon issuance. The Series A Warrants will be recognized at fair value at each reporting period until exercised or expiration, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the fair value of the Series A Warrants was $9.4 million and $11.3 million, respectively. As of September 30, 2022, the Series A Warrants have not been exercised.

In accordance with the terms of the Recapitalization Agreement, within five (5) business days following the date of the Recapitalization Agreement, the Investors were required to consummate the Series A Warrants Exercise, and the Company was to issue to the Investors shares of common stock in accordance with the terms of the Series A Warrants and to pay to Starboard an aggregate amount of $9,000,000 representing a negotiated settlement of the foregone time value of the Series A Warrants (which amount was paid through a reduction in the exercise price of the Series A Warrants). Refer to Note 16 for additional information related to the Series A Warrants.
The Series A Warrants are classified as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity", as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.
Series B Warrants
On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Investors, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price (subject to certain price-based anti-dilution adjustments) of either (i) $5.25 per share, if exercising by cash payment, within 30 months from the issuance date (i.e., August 25, 2022); or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. The Series B Warrants expire on November 15, 2027.
In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms (the Series B Warrants not subject to such adjustment, the “Unadjusted Series B Warrants”). As of September 30, 2022, the Series B Warrants have not been exercised.
During the quarter ended September 30, 2022, the cash exercise feature of the Unadjusted Series B Warrants expiration date of August 25, 2022 was extended to October 28, 2022. The Series B Warrants will be recognized at fair value at each reporting period until exercised or expiration, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the total fair value of the Series B Warrants was $59.7 million and $96.4 million, respectively. On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired. The fair value of the Unadjusted Series B Warrants as of September 30, 2022 was $533,000, which is included in the total fair value set forth above.
In accordance with the terms of the Recapitalization Agreement, on or prior to July 14, 2023 (unless stockholder approval is required), the Company and Starboard will amend the Series B Warrant Agreement to remove the 4.89% blocker, and Starboard will irrevocably exercise 31,506,849 of the Series B Warrants (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common stock occurring after the date of the Recapitalization Agreement), through the Series B Warrants Exercise. The remaining Series B Warrants will be cancelled immediately following the completion of the Rights Offering. Refer to Note 16 for additional information related to the Series B Warrants.
Each of the Series A Warrants and Series B Warrants and Series A Redeemable Convertible Preferred Stock includes a “4.89% blocker” which prevents Starboard from exercising or converting the securities is, after giving effect thereto, Starboard would own in excess of 4.877% of the outstanding shares of common stock of the Company.
The Series B Warrants are classified as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity", as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company.
Senior Secured Notes
On June 4, 2020, pursuant to the Securities Purchase Agreement dated November 18, 2019 with Starboard and the Investors, the Company issued $115.0 million in Notes to the Investors. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard (the “Supplemental Agreement”), as discussed further below.
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
The New Notes bear interest at a rate of 6.00% per annum and had an initial maturity date of December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and with the Company agreeing to redeem $80.0 million principal amount of the New Notes by September 30, 2020 and $35.0 million principal amount of the New Notes by December 31, 2020, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will also satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Certificate of Designations”). The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and among the Company, Starboard and the Investors.
Because the New Notes are to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees associated with the issuance of the Notes and amortized such fees over the approximate seven month period ended December 31, 2020, which was the initial redemption date of the Notes. There was $1.4 million and $1.3 million accrued and unpaid interest on the New Notes as of September 30, 2022 and December 31, 2021, respectively.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million. The total principal amount outstanding of New Notes as of September 30, 2022 and December 31, 2021 was $60.0 million and $180.0 million, respectively.
Modifications to Series A Redeemable Convertible Preferred Stock and Series B Warrants
The June 4, 2020 Supplemental Agreement also provided for (i) a waiver of increased dividends under the original terms of the Series A Redeemable Convertible Preferred Stock that would have otherwise accrued due to the Company’s use of the $35.0 million proceeds received from Starboard and the Investors upon the issuance of the Series A Redeemable Convertible Preferred Stock in November 2019, (ii) the replacement of original optional redemption rights for the Series A Redeemable Convertible Preferred Stock provided to both the Company and the holders that otherwise would have been nullified through the issuance of the Notes, and (iii) an amendment to the terms of the previously issued Series B Warrants to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration of the Series B Warrants on November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms.
We analyzed the amendments to the Series A Redeemable Convertible Preferred Stock and determined that the amendments were not significant. Therefore, the amendments are accounted for as a modification on a prospective basis.

The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the three months ended September 30, 2022 and 2021, $34,000 and $289,000, respectively, was amortized to interest expense. For the nine months ended September 30, 2022 and 2021, $90,000 and $516,000, respectively, was amortized to interest expense. The discount was fully amortized during the quarter ended September 30, 2022. Refer to Note 16 for additional information related to the Series A Redeemable Convertible Preferred Stock and Series B Warrants.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:
Equity Securities at Fair Value. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. As of September 30, 2022, the aggregate carrying amount of this investment was $33.8 million, and is included in equity securities at fair value, in the consolidated balance sheet (refer to Note 3 for additional information). At December 31, 2021, our Level 2 equity securities included an investment measured with an applied pricing model that included significant observable inputs to the public company common stock value. The fair value of this Level 2 equity security investment as of December 31, 2021 was estimated based on a discount of 3 percent determined using the following significant inputs to the pricing model: expected term of restriction of 3 months and volatility of approximately 45 percent.
Series A Warrants. Series A Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in estimate with regard to the calculation of the volatility assumption used in the Black-Scholes option-pricing model. As a result, the Series A Warrants are measured as Level 3 as opposed to Level 2 as measured previously. The fair value of the Series A Warrants as of September 30, 2022 was estimated based on the following significant assumptions: volatility of 42 percent, risk-free rate of 4.05 percent, term of 5.13 years and a dividend yield of 0 percent. The fair value of the Series A Warrants as of December 31, 2021 was estimated based on the following significant assumptions: volatility of 30 percent, risk-free rate of 1.33 percent, term of 5.79 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Series B Warrants. Series B Warrants are recorded at fair value, using Black-Scholes option-pricing model (Level 3). In the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique used to value the Series B Warrants as of December 31, 2020. The fair value of the two Series B Warrants as of September 30, 2022 was estimated based on the following significant assumptions: (1) volatility of 42 percent, risk-free rate of 4.05 percent, term of 5.13 years and a dividend yield of 0 percent, and (2) volatility of 50 percent, risk-free rate of 2.79 percent, term of 0.08 years and a dividend yield of 0 percent. The fair value of the two Series B Warrants as of December 31, 2021 was estimated based on the following significant assumptions: (1) volatility of 30 percent, risk-free rate of 1.34 percent, term of 5.88 years and a dividend yield of 0 percent, and (2) volatility of 25 percent, risk-free rate of 0.25 percent, term of 0.65 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
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
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. The selected volatility, as described below, represents a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants, and convertible debt is lower than historical actual realized volatility. The assumed base case term used in the valuation model is the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate is based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s valuation of the embedded derivative at September 30, 2022 are as follows: volatility of 42 percent, risk-free rate of 4.10 percent, term of 5.13 years, a dividend yield of 0 percent and a discount rate of 17.30 percent. The significant assumptions utilized in the Company’s valuation of the embedded derivative at December 31, 2021 are as follows: volatility of 30 percent, risk-free rate of 1.30 percent, term of 5.87 years, a dividend yield of 0 percent and a discount rate of 9.60 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
September 30, 2022:
Equity securities at fair value	$81,384	$—	$—	$81,384

December 31, 2021:
Equity securities at fair value	$113,630	$248,148	$—	$361,778

Liabilities
September 30, 2022:
Series A warrants	$—	$—	$9,396	$9,396
Series A embedded derivative liabilities	—	—	22,389	22,389
Series B warrants	—	—	59,742	59,742
Total	$—	$—	$91,527	$91,527

December 31, 2021:
Series A warrants	$—	$—	$11,291	$11,291
Series A embedded derivative liabilities	—	—	18,448	18,448
Series B warrants	—	—	96,378	96,378
Total	$—	$—	$126,117	$126,117
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2020	$—	$26,728	$52,341	$79,069
Transfer to Level 3	6,640	—	—	6,640
Remeasurement to fair value	11,887	14,683	177,296	203,866
Balance at September 30, 2021	$18,527	$41,411	$229,637	$289,575

Balance at December 31, 2021	$11,291	$18,448	$96,378	$126,117
Remeasurement to fair value	(1,895)	3,941	(36,636)	(34,590)
Balance at September 30, 2022	$9,396	$22,389	$59,742	$91,527
For the three months ended September 30, 2022 and 2021, the changes in the estimated fair value of the Series A warrants, Series A embedded derivatives and Series B warrants were, $(3.4) million, $(1.2) million and $(37.0) million, and $63,000, $220,000 and $(902,000), respectively.
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
The Company reimbursed an aggregate amount of $46,000 during the nine months ended September 30, 2022 to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company. The Company reimbursed an aggregate amount of $408,000 during the quarter ended December 31, 2021.
Refer to Note 16 for information about the Recapitalization Agreement with Starboard.
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
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, as amended, we have leased approximately 8,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlord's substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date is February 28, 2025. During July 2022, we entered into a second amendment of the New York office lease, to add space to the existing premises and increase the annual fixed rent through the existing expiration date. The new fixed rent commenced upon landlord's substantial completion of the additional space, which occurred on September 19, 2022.
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
The Company's operating lease costs were $474,000 and $155,000 for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million, and $457,000 for the nine months ended September 30, 2022 and 2021, respectively.
The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of September 30, 2022 (in thousands):

Years Ending December 31,
Remainder of 2022	$371
2023	1,513
2024	1,123
2025	445
2026	232
Thereafter	58
Total minimum payments	3,742
Less: short-term lease liabilities	(1,556)
Long-term lease liabilities	$2,186
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

On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed a lawsuit in Delaware Chancery Court against the Company and ARG, or collectively, the Acacia Entities, Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. Acacia intends to file its motion for summary judgment on Slingshot’s claims on or before November 14, 2022, to which Slingshot must respond by December 14, 2022. The Chancery Court has set a two-day trial on liability for April 18–19, 2023, with a third day of trial on damages to follow in the event that Slingshot prevails on liability. The Acacia Entities maintain, and believe that discovery has confirmed, that Slingshot’s allegations are baseless, that the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, that the Acacia Entities acquired the portfolio as a result of the independent efforts of its IP licensing group, and that Slingshot suffered no damages given its exclusive option to purchase the portfolio had already ended and it has proven itself incapable of closing on the portfolio purchase.
The Company is in a legal dispute with a third-party relating to an agreement entered into in connection with the Life Sciences Portfolio. The third-party is alleging unpaid fees as well as additional claims for damages arising from breach of contract. No claims relating to the dispute have been filed by either party as of the date of this report. The Company intends to enter into settlement discussions with the third-party and to seek to resolve the claims in arbitration as necessary. While the outcome of any such settlement discussions or arbitration is uncertain, the Company has evaluated a range of possible outcomes and has recorded an estimated accrued loss contingency. Such amount is included in accrued expenses and other current liabilities in the September 30, 2022 consolidated balance sheet.
For the three and nine months ended September 30, 2022, ARG incurred no operating expenses for settlement and contingency accruals. For the three months ended September 30, 2021, ARG incurred no operating expenses for settlement and contingency accruals. For the nine months ended September 30, 2021, ARG incurred $338,000 in operating expenses for settlement and contingency accruals.
Guarantees and Indemnifications
Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at September 30, 2022.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of September 30, 2022 and December 31, 2021, Printronix had approximately $100,000 of these bonds outstanding.
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
In 2020, Printronix executed an agreement with the prior tenant whereby the prior tenant would take 100% responsibility for the costs and process of the cleanup going forward. Printronix is in process of filing for release of such responsibility from a governmental agency and so may currently be found to be secondarily liable if the prior tenant cannot fulfil their responsibilities under the agreement. Accordingly, Printronix no longer takes part in monitoring or paying for any future investigation or cleanup activity. Printronix expects to have no such further costs associated with this facility. During 2020, Printronix was able to recover $24,000 from the prior tenant. Since that date and for the nine months ended September 30, 2022, Printronix has incurred no related legal fees.
12. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On December 6, 2021, the Board approved a stock repurchase program, which authorized the purchase of up to $15.0 million of the Company’s common stock through open market purchases, through block trades, through 10b5-1 plans, or by means of private purchases, from time to time, through December 6, 2022. During February 2022, we completed the December 2021 program with total common stock purchases of 3,125,819 shares for the aggregate amount of $15.0 million.
On March 31, 2022, the Board approved a stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization had no time limit and did not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During July 2022, we completed the March 2022 program with total common stock purchases of 8,453,519 shares for the aggregate amount of $40.0 million.
Stock repurchases, all of which were purchased as part of a publicly announced plan or program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
December 1, 2021 - December 31, 2021	784,104	$5.12	$11,004

January 1, 2022 - January 31, 2022	1,588,820	$4.85	$3,286
February 1, 2022 - February 28, 2022	752,895	$4.36	$—
Total repurchases in the quarter	2,341,715	$4.69
Total program repurchases	3,125,819	$4.80

April 1, 2022 - April 30, 2022	692,538	$4.48	$36,901
May 1, 2022 - May 31, 2022	2,192,238	$4.59	$26,832
June 1, 2022 - June 30, 2022	3,262,043	$4.71	$11,480
Total repurchases in the quarter	6,146,819	$4.64
July 1, 2022 - July 31, 2022	2,306,700	$4.98	$—
Total program repurchases	8,453,519	$4.73

In determining whether or not to repurchase any shares of Acacia’s common stock, the Board considers such factors, among others, as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under its Stock Repurchase Programs. Repurchases to date were made in the open market in compliance with applicable SEC rules. The authorizations to repurchase shares presented an opportunity to reduce the outstanding share count and enhance stockholder value.
Tax Benefits Preservation Plan
On March 12, 2019, the Board announced that it had unanimously approved the adoption of a Tax Benefits Preservation Plan (the “Plan”). Our stockholders ratified the adoption of the Plan in July 2019. The purpose of the Plan is to protect the Company’s ability to utilize potential tax assets, such as net operating loss carryforwards and tax credits to offset potential future taxable income.
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
In connection with the adoption of the Plan, the Board authorized and declared a dividend distribution of one right for each outstanding share of the Company’s common stock to stockholders of record at the close of business on March 16, 2019. On or after the distribution date, each right would initially entitle the holder to purchase one one-thousandth of a share of the Company’s Series B Junior Participating Preferred Stock, $0.001 par value for a purchase price of $12.00. On March 15, 2021 the rights expired pursuant to their terms.
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
Acacia’s compensation committee administers the discretionary option grant and stock issuance programs. The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant. Options generally begin to be exercisable one year after grant and expire ten years after grant. Stock options with time-based vesting generally vest over three to four years and restricted shares with time-based vesting generally vest in full after one to four years (generally representing the requisite service period). The Plans terminate no later than the tenth anniversary of the approval of the incentive plans by Acacia’s stockholders.
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
The number of shares of common stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At September 30, 2022, there were 112,449 shares available for grant under the 2013 Plan.
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. At September 30, 2022, there were 5,833,670 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The Board may amend or modify the Plans at any time, subject to any required stockholder approval. As of September 30, 2022, there are 8,662,005 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2021	555,417	$5.61	$71	7.3 years
Granted	1,155,000	$3.61	$—
Exercised	—	$—	$—
Forfeited/Expired	(30,000)	$5.75	$—
Outstanding at September 30, 2022	1,680,417	$4.24	$518	8.5 years
Exercisable at September 30, 2022	262,917	$5.37	$26	5.1 years
Vested and expected to vest at September 30, 2022	1,680,417	$4.24	$518	8.5 years
Unrecognized stock-based compensation expense at September 30, 2022 (in thousands)	$1,527
Weighted average remaining vesting period at September 30, 2022	2.4 years
Stock options granted in 2022 are time-based and will vest in full after three to four years. During the nine months ended September 30, 2022, the Company granted 1,155,000 stock options at a weighted average grant-date fair value of $1.19 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following weighted average assumptions: volatility of 30 percent, risk-free interest rate of 1.85 percent, term of 6.11 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the

Company’s current asset composition and financial leverage (refer to Note 9 "Embedded derivative liabilities" for additional information). The risk-free rate is based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. The aggregate fair value of options vested during the nine months ended September 30, 2022 was $235,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2021	517,569	$4.74	1,014,166	$3.73
Granted	296,000	$3.62	709,804	$3.73
Vested	(258,232)	$4.71	(635,501)	$2.60
Forfeited	(53,333)	$4.89	(53,000)	$4.13
Nonvested at September 30, 2022	502,004	$4.08	1,035,469	$4.40
Unrecognized stock-based compensation expense at September 30, 2022 (in thousands)	$1,571		$3,590
Weighted average remaining vesting period at September 30, 2022	1.8 years		2.0 years
RSAs and RSUs granted in 2022 are time-based and will vest in full after one to four years. The aggregate fair value of RSAs vested during the nine months ended September 30, 2022 was $1.2 million. The aggregate fair value of RSUs vested during the nine months ended September 30, 2022 was $1.7 million. During the nine months ended September 30, 2022, RSAs and RSUs totaling 893,733 shares were vested and 350,406 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
Certain RSUs were granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at period end. The remaining units fully vested on September 3, 2022. Compensation expense (credit) for RSUs with market-based vesting conditions for the nine months ended September 30, 2022 and 2021, was $143,000 and $(124,000), respectively.
Compensation expense (credit) for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Options	$162	$28	$464	$38
RSAs	294	465	1,165	1,150
RSUs	575	(193)	1,659	91
Total compensation expense for share-based awards	$1,031	$300	$3,288	$1,279

Total unrecognized stock-based compensation expense as of September 30, 2022 was $6.7 million, which will be amortized over a weighted average remaining vesting period of 2.0 years.
Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of September 30, 2022 and December 31, 2021, the PIUs totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

14. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to Acacia Research Corporation	$28,090	$89,757	$(106,679)	$(55,048)
Dividend on Series A redeemable convertible preferred stock	(700)	(262)	(2,099)	(785)
Accretion of Series A redeemable convertible preferred stock	(1,337)	(991)	(3,729)	(2,762)
Undistributed earnings allocated to participating securities	(5,466)	(15,394)	—	—
Net income (loss) attributable to common stockholders - Basic	20,587	73,110	(112,507)	(58,595)

Less: Change in fair value of Series A warrants	(3,389)	63	—	—
Less: Change in fair value of dilutive Series B warrants	(21,766)	(902)	—	—
Add: Interest expense associated with Starboard Notes, net of tax	850	1,536	—	—
Add: Undistributed earnings allocated to participating securities	5,466	15,394	—	—
Reallocation of undistributed earnings to participating securities	(217)	(8,893)	—	—
Net income (loss) attributable to common stockholders - Diluted	$1,531	$80,308	$(112,507)	$(58,595)

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	38,052,426	48,949,504	42,830,700	48,759,873
Potentially dilutive common shares:
Restricted stock units	539,989	798,356	—	—
Stock options	18,397	35,815	—	—
Series A Warrants	1,046,575	2,019,724	—	—
Series B Warrants	31,506,849	41,278,103	—	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	71,164,236	93,081,502	42,830,700	48,759,873

Basic net income (loss) per common share	$0.54	$1.49	$(2.63)	$(1.20)
Diluted net income (loss) per common share	$0.02	$0.86	$(2.63)	$(1.20)

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	1,027,082	398,168	3,217,890	2,230,624
Series A warrants	—	—	5,000,000	5,000,000
Series B warrants	68,493,151	—	100,000,000	100,000,000
Total	69,520,233	398,168	108,217,890	107,230,624
15. SEGMENT REPORTING
As of September 30, 2022, the Company operates and reports its results in two reportable segments: Intellectual Property Operations and Industrial Operations. Historically, the Company has managed and reported under a single reporting segment. In October 2021, the Company acquired Printronix, which comprises all of the operations of the Company’s Industrial Operations reportable segment and led to the identification of the additional reporting segment. The Company reports segment information based on the management approach and organizes its businesses based on products and services. The management approach designates the internal reporting used by the chief operating decision maker for decision making and performance assessment as the basis for determining the Company’s reportable segments. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. Other than the Company's equity securities investments, specific asset information is not included in managements review at this time.
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
The Company’s Industrial Operations segment generates operating income by designing and manufacturing printers and consumable products for various industrial printing applications. Printers consist of hardware and embedded software and may be sold with maintenance service agreements. Consumable products include inked ribbons which are used in Printronix’s printers. Printronix’s products are primarily sold through channel partners, such as dealers and distributors, to end-users. The Industrial Operations reporting segment did not exist prior to the acquisition of Printronix in October 2021. Therefore, for the three and nine months ended September 30, 2021, the consolidated results represented the results of the Company’s single reporting segment.

The Company's segment information is as follows:

	Three Months Ended September 30,
	2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$6,320	$—	$6,320
Printers and parts	—	3,799	3,799
Consumable products	—	4,710	4,710
Services	—	1,049	1,049
Total revenues	6,320	9,558	15,878

Cost of revenues:
Inventor royalties	732	—	732
Contingent legal fees	1,010	—	1,010
Litigation and licensing expenses	939	—	939
Amortization of patents	2,601	—	2,601
Cost of sales	—	4,648	4,648
Total cost of revenues	5,282	4,648	9,930
Segment gross profit	1,038	4,910	5,948

Other operating expenses:
Engineering and development expenses	—	156	156
Sales and marketing expenses	—	2,119	2,119
Amortization of intangible assets	—	433	433
General and administrative expenses	1,527	1,756	3,283
Total other operating expenses	1,527	4,464	5,991
Segment operating (loss) income	$(489)	$446	(43)

Parent general and administrative expenses			11,322
Operating loss			(11,365)
Total other income			40,440
Income before income taxes			$29,075
For comparability purposes, Acacia's three months ended September 30, 2021 general and administrative expenses, as reported in the consolidated statement of operations, were $10.3 million and included parent general and administrative expenses of $8.7 million, which derives a comparative Intellectual Property Operations general and administrative expense amount of approximately $1.6 million.

	Nine Months Ended September 30,
	2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$16,997	$—	$16,997
Printers and parts	—	11,715	11,715
Consumable products	—	14,308	14,308
Services	—	3,082	3,082
Total revenues	16,997	29,105	46,102

Cost of revenues:
Inventor royalties	1,092	—	1,092
Contingent legal fees	2,314	—	2,314
Litigation and licensing expenses	3,272	—	3,272
Amortization of patents	7,802	—	7,802
Cost of sales	—	13,432	13,432
Total cost of revenues	14,480	13,432	27,912
Segment gross profit	2,517	15,673	18,190

Other operating expenses:
Engineering and development expenses	—	491	491
Sales and marketing expenses	—	6,429	6,429
Amortization of intangible assets	—	1,299	1,299
General and administrative expenses	5,050	6,431	11,481
Total other operating expenses	5,050	14,650	19,700
Segment operating (loss) income	$(2,533)	$1,023	(1,510)

Parent general and administrative expenses			24,033
Operating loss			(25,543)
Total other expense			(81,216)
Loss before income taxes			$(106,759)
For comparability purposes, Acacia's nine months ended September 30, 2021 general and administrative expenses, as reported in the consolidated statement of operations, were $23.0 million and included parent general and administrative expenses of $19.0 million, which derives a comparative Intellectual Property Operations general and administrative expense amount of approximately $4.1 million.

	September 30, 2022	December 31, 2021
	(In thousands)
Equity securities investments:
Equity securities at fair value	$81,384	$361,778
Equity securities without readily determinable fair value	5,816	5,816
Investment securities - equity method investments	72,106	30,934
Total parent equity securities investments	159,306	398,528

Other parent assets	103,602	172,726

Segment total assets:
Intellectual property operations	170,421	175,286
Industrial operations	51,940	52,316
Total assets	$485,269	$798,856
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

	Three Months Ended September 30,
	2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$6,311	$3,996	$10,307
Canada and Latin America	1	217	218
Total Americas	6,312	4,213	10,525

Europe, Middle East and Africa	—	2,282	2,282

China	—	1,403	1,403
India	—	582	582
Asia-Pacific, excluding China and India	8	1,078	1,086
Total Asia-Pacific	8	3,063	3,071
Total revenues	$6,320	$9,558	$15,878

	Nine Months Ended September 30,
	2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$16,372	$11,877	$28,249
Canada and Latin America	11	769	780
Total Americas	16,383	12,646	29,029

Europe, Middle East and Africa	589	7,088	7,677

China	—	3,627	3,627
India	—	2,563	2,563
Asia-Pacific, excluding China and India	25	3,181	3,206
Total Asia-Pacific	25	9,371	9,396
Total revenues	$16,997	$29,105	$46,102

	September 30, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$333	$346	$679
Malaysia	—	2,780	2,780
Other foreign countries	—	241	241
Total	$333	$3,367	$3,700

	December 31, 2021
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$204	$473	$677
Malaysia	—	3,203	3,203
Other foreign countries	—	303	303
Total	$204	$3,979	$4,183
16. SUBSEQUENT EVENTS
Expiration of the Cash Exercise Feature of the Unadjusted Series B Warrants
On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired. Refer to Note 8 for additional information.

Recapitalization
On October 30, 2022, the Company entered into the Recapitalization Agreement with Starboard and the Investors, pursuant to which, among other things, the Company and Starboard agreed to effect the Recapitalization to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure.
Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization, including, among other things, the following:
•Series A Redeemable Convertible Preferred Stock. Subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders, (i) the Company will use its reasonable best efforts to cause the Certificate of Designations to be amended and restated in the form attached to the Recapitalization Agreement in order to remove the “4.89% blocker” provision and (ii) on or prior to July 14, 2023, the Investors will convert an aggregate amount of 350,000 shares of Series A Redeemable Convertible Preferred Stock into common stock in accordance with the terms of the Certificate of Designations.
•Series A Warrants. In accordance with the terms of the Recapitalization Agreement, within five (5) business days following the date of the Recapitalization Agreement, (i) the Investors were obligated to irrevocably exercise all of the Series A Warrants for cash and (ii) the Company was obligated to subsequently issue to the Investors shares of common stock in accordance with the terms of the Series A Warrants and pay to Starboard an aggregate amount of $9,000,000 representing a negotiated settlement of the foregone time value of the Series A Warrants (which amount will be paid through a reduction in the exercise price of the Series A Warrants). Effective as of November 1, 2022, the Investors exercised the Series A Warrants in full and the Company issued an aggregate of 5,000,000 shares of the Company’s common stock to the Investors in consideration of their payment of the cash exercise price of $9,250,000, which amount represents a reduction in the exercise price of $1.80 to account for a negotiated settlement by the parties to account for the forgone time value of money of the Series A Warrants.
•Series B Warrants. On or prior to July 14, 2023 (unless stockholder approval is required), the Company and Starboard will amend the Series B Warrant Agreement to remove the 4.89% blocker, and Starboard will irrevocably exercise 31,506,849 of the Series B Warrants (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common Stock occurring after the date of the Recapitalization Agreement), through a Note Cancellation (as defined in the Series B Warrants) or a combination of a Note Cancellation and a Limited Cash Exercise (as defined in the Series B Warrants) in accordance with the terms of the Series B Warrants, as determined by Starboard (the “Series B Warrants Exercise”). The remaining Series B Warrants will be cancelled immediately following the completion of the Rights Offering (as defined below).
•Rights Offering. The Company will launch a rights offering in accordance with the terms of the Series B Warrants (the “Rights Offering”) pursuant to which each holder of the Company’s common stock will receive the right to purchase (a “Purchase Right”) one share of common stock at $5.25 per share (the “Rights Exercise Price”) for every four (4) shares of common stock held by such holder (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common Stock occurring after the date of the Recapitalization Agreement), and each Investor will receive an equivalent right in accordance with the terms of the Series B Warrants. The Investors will receive rights to purchase approximately 25,000,000 shares of common stock and have committed to purchase a minimum of 15,000,000 shares in the Rights Offering (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common Stock occurring after the date of the Recapitalization Agreement). In addition, concurrently with the Rights Offering, each of the Investors holding Series A Convertible Preferred Stock shall have the right to purchase from the Company a number of shares of Common Stock equal to 25% times the number of shares of Common Stock issuable upon conversion of such Series A Convertible Preferred Stock at a price equal to the Rights Exercise Price, which purchase rights shall expire at the same time as the Purchase Rights.
•Recapitalization Payment. At the closing of the Series B Warrants Exercise (the “Closing”), the Company will pay to Starboard an aggregate amount of $66,000,000 (the “Recapitalization Payment”) representing a negotiated settlement of the foregone time value of the Series B Warrants and the Series A Redeemable Convertible Preferred Stock (which amount will be paid through a reduction in the exercise price of the Series B Warrants). If stockholder approval for the amendment to the Certificate of Designations to remove the “4.89% blocker” provision is not obtained, the Recapitalization Payment will be reduced by $12,700,000.

•Governance. Under the Recapitalization Agreement, the parties agreed that for a period from the date of the Recapitalization Agreement until May 12, 2026 (the “Applicable Period”), the Board will include at least two (2) directors that are independent of, and not affiliates (as defined in Rule 144 under the Securities Act of 1933, as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition. The parties also agreed that Katharine Wolanyk will continue to serve as a director of the Company until at least May 12, 2024 (or such earlier date if Ms. Wolanyk is unwilling or unable to serve as a director for any reason or resigns as a director). Additionally, within five (5) business days following the date of the Recapitalization Agreement, the Company agreed to take all necessary action to appoint Gavin Molinelli as a Board member and as Chair of the Board, which appointment was effected on October 30, 2022. The Company and Starboard also agreed that, following the Closing until the end of the Applicable Period, the number of directors serving on the Board will not exceed ten (10) members.
•Fair Price Provision. The Recapitalization Agreement includes a “fair price” provision requiring, in addition to any other stockholder vote required by the Company’s Certificate of Incorporation or Delaware law, the affirmative vote of the holders of a majority of the outstanding voting stock held by stockholders of the Company other than Starboard and its affiliates, by or with whom or on whose behalf, directly or indirectly, a business combination is proposed, in order to approve such a business combination; provided, that the additional majority voting requirement would not be applicable if either (x) the business combination is approved by the Board by the affirmative vote of at least a majority of the directors who are unaffiliated with Starboard or (y) (i) the consideration to be received by stockholders other than Starboard and its affiliates meets certain minimum price conditions, and (ii) the consideration to be received by stockholders other than Starboard and its affiliates is of the same form and kind as the consideration paid by Starboard and its affiliates.
The consummation of the Series B Warrant Exercise is subject to certain conditions, including: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (ii) the absence of any law or order prohibiting the consummation of the Series B Warrant Exercise; (iii) the representations and warranties of the Company and Starboard being true and correct, subject to the materiality standards contained in the Recapitalization Agreement; and (iv) the Company and Starboard having complied in all material respects with their respective obligations under the Recapitalization Agreement. Additionally, solely to the extent that the Company reasonably determines in good faith that a stockholder vote is required in connection with the Rights Offering under applicable Nasdaq rules, the requisite stockholder approval for any such transaction shall have been obtained. If stockholder approval is required, the timing of the proposed Rights Offering may change.
The Recapitalization Agreement may be terminated by either party under certain circumstances, including if (i) the parties agree to terminate by mutual consent, (ii) a governmental entity issues an order permanently prohibiting the Recapitalization, (iii) there is an uncured breach of the Recapitalization Agreement by the other party that results in a condition to Closing not being capable of being satisfied, or (iv) the Closing does not occur on or before July 31, 2023.
Under the Recapitalization Agreement, at its next annual meeting of Stockholders, the Company is required to use its reasonable best efforts to obtain the requisite stockholder approval for an amendment to the Certificate of Designations. Additionally, if the Company reasonably determines in good faith that all or any portion of the transactions contemplated in connection with the Rights Offering require stockholder approval under the applicable Nasdaq rules, the Company will be required to use its reasonable best efforts to obtain the requisite stockholder approval of any such transaction.
The Recapitalization Agreement also provides that, effective as of the later of the Closing and the date on which no Notes remain outstanding, (i) the Securities Purchase Agreement and (ii) that certain Governance Agreement, dated as of November 18, 2019, as amended and restated on January 7, 2020, shall be automatically terminated and of no further force and effect without any further action by any party thereto.
Resignation of Chief Executive Officer; Appointment of Interim Chief Executive Officer
Effective November 1, 2022, Clifford Press resigned as the Chief Executive Officer and President of the Company, and as a member of the Board. Mr. Press’ resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, practices or otherwise known to any executive officer of the Company.
Effective November 1, 2022, Martin D. McNulty Jr., the Company’s current Chief Operating Officer and Head of M&A, was appointed interim Chief Executive Officer of the Company and will serve as the Principal Executive Officer of the Company. The Board intends to commence a search for a permanent successor.

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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. As of September 30, 2022, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $843.1 million to our patent partners.

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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through September 30, 2022. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
For more information related to our Industrial Operations, refer to the section entitled "Industrial Printing Solutions" below.
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization. A detailed description of the Recapitalization and the actions contemplated to be taken in connection therewith is set forth in the section entitled “Recent Business Matters – Recapitalization” below.
Resignation of Chief Executive Officer; Appointment of Interim Chief Executive Officer
Effective November 1, 2022, Clifford Press resigned as the Chief Executive Officer and President of the Company, and as a member of the Board. Mr. Press’ resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, practices or otherwise known to any executive officer of the Company.
Effective November 1, 2022, Martin D. McNulty Jr., the Company’s current Chief Operating Officer and Head of M&A, was appointed interim Chief Executive Officer of the Company and will serve as the Principal Executive Officer of the Company. The Board intends to commence a search for a permanent successor.
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
This led to our acquisition of the "Life Sciences Portfolio" in June 2020. In connection with the purchase of the equity securities in the Life Sciences Portfolio, we issued to certain funds and accounts, or the Investors, affiliated with, or managed by, Starboard, $115.0 million principal amount of our senior secured notes, or Notes. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company. As of September 30, 2022, we have monetized a portion of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties.
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
For the nine months ended September 30, 2022 and 2021, we reported consolidated revenues of $46.1 million and $24.8 million. Cash and cash equivalents and equity securities at fair value totaled $323.3 million as of September 30, 2022, as compared to $670.7 million as of December 31, 2021. Our operating activities during the periods presented were focused on the continued operation of our Patent Licensing, Enforcement and Technologies Business, including the continued pursuit of our ongoing patent licensing and enforcement programs, and beginning in October 2021, our Industrial Operations business through our Printronix subsidiary.
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
During the nine months ended September 30, 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
Recent Business Matters
Starboard Securities and Senior Secured Notes
In 2019, as part of our strategy to grow, we began evaluating a wide range of strategic opportunities that culminated in the strategic investment in the Company by certain funds and accounts, or the Investors, affiliated with, or managed by, Starboard Value LP, or Starboard. On November 18, 2019, the Company entered into a Securities Purchase Agreement with Starboard and the Investors, or the Securities Purchase Agreement, pursuant to which the Investors purchased (i) 350,000 shares of the Company’s newly designated Series A Convertible Preferred Stock, or Series A Preferred Stock, at an aggregate purchase price of $35.0 million, and warrants to purchase up to 5 million shares of the Company’s common stock, or Series A Warrants. The Securities Purchase Agreements also established the terms of certain senior secured notes, or Notes, and additional warrants, or the Series B Warrants, which may be issued to the Investors in the future. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information related to the Series A Preferred Stock, Series A Warrants and Series B Warrants. In connection with the Investor’s investment, Starboard was granted certain corporate governance rights, including the right to appoint Jonathan Sagal, Managing Director of Starboard, as a director of the Company and recommend two additional directors for appointment to our Board. The Series A Preferred Stock, Series A Warrants and Series B Warrants are referred to herein as, collectively, the “Starboard Securities.”
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
On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Investors, the Company issued Series B Warrants to purchase up to 100 million shares of the Company’s common stock at an exercise price of either (i) $5.25 per share, if exercising by cash payment, or (ii) $3.65 per share, if exercising by cancellation of a portion of Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million.

On June 4, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Investors, the Company issued $115.0 million in Notes to the Investors. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard, or the Supplemental Agreement, through which, the Company agreed to redeem $80.0 million aggregate principal amount of the Notes by September 30, 2020, and $35.0 million aggregate principal amount of the Notes by December 31, 2020, resulting in the total principal outstanding being paid by December 31, 2020. Per the Supplemental Agreement, interest is payable semiannually at a rate of 6.00% per annum, and in an event of default, the interest rate is increased to 10.00% per annum. In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms (the Series B Warrants not subject to such adjustment, the “Unadjusted Series B Warrants”). The Notes outlined certain financial and non-financial covenants. Additionally, all or any portion of the principal amount outstanding under the Notes may, at the election of the holders, be surrendered to the Company for cancellation in payment of the exercise price upon the exercise of the Series B Warrants.
On June 30, 2020, the Company entered into an Exchange Agreement, or the Exchange Agreement, with Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merton”), and Starboard, on behalf of itself and on behalf of the Investors, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount of the Notes for new senior notes, or the New Notes, issued by Merton and having an aggregate outstanding original principal amount of $115.0 million. The New Notes bear interest at a rate of 6.00% per annum and had a maturity date of December 31, 2020. The New Notes are fully guaranteed by the Company and are secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) are deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) are deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and with the Company agreeing to redeem $80.0 million principal amount of the New Notes by September 30, 2020 and $35.0 million principal amount of the New Notes by December 31, 2020, and (iii) are deemed to be “Notes” for the purposes of the Series B Warrants, and therefore may be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes will satisfy the delivery of Exchange Notes pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share. The New Notes will not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and between the Company, Starboard and the Investors.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million. The total principal amount outstanding of New Notes as of September 30, 2022 and December 31, 2021 was $60.0 million and $180.0 million, respectively. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information.
On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired. The fair value of the Unadjusted Series B Warrants on September 30, 2022 was $533,000. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information.

Recapitalization
On October 30, 2022, the Company entered into the Recapitalization Agreement with Starboard and the Investors, pursuant to which, among other things, the Company and Starboard agreed to effect the Recapitalization to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure.
Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization, including, among other things, the following:
•Series A Redeemable Convertible Preferred Stock. Subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders, (i) the Company will use its reasonable best efforts to cause the Certificate of Designations for Series A Redeemable Convertible Preferred Stock to be amended and restated in the form attached to the Recapitalization Agreement in order to remove the “4.89% blocker” provision and (ii) on or prior to July 14, 2023, the Investors will convert an aggregate amount of 350,000 shares of Series A Redeemable Convertible Preferred Stock into common stock in accordance with the terms of the Certificate of Designations.
•Series A Warrants. Within five (5) business days following the date of the Recapitalization Agreement, (i) the Investors were obligated to irrevocably exercise all of the Series A Warrants for cash and (ii) the Company was obligated to subsequently issue to the Investors shares of common stock in accordance with the terms of the Series A Warrants and pay to Starboard an aggregate amount of $9,000,000 representing a negotiated settlement of the foregone time value of the Series A Warrants (which amount will be paid through a reduction in the exercise price of the Series A Warrants). Effective as of November 1, 2022, the Investors exercised the Series A Warrants in full and the Company issued an aggregate of 5,000,000 shares of the Company’s common stock to the Investors in consideration of their payment of the cash exercise price of $9,250,000, which amount represents a reduction in the exercise price of $1.80 to account for a negotiated settlement by the parties to account for the forgone time value of money of the Series A Warrants.
•Series B Warrants. On or prior to July 14, 2023 (unless stockholder approval is required), the Company and Starboard will amend the Series B Warrant Agreement to remove the 4.89% blocker, and Starboard will irrevocably exercise 31,506,849 of the Series B Warrants (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common Stock occurring after the date of the Recapitalization Agreement), through a Note Cancellation (as defined in the Series B Warrants) or a combination of a Note Cancellation and a Limited Cash Exercise (as defined in the Series B Warrants) in accordance with the terms of the Series B Warrants, as determined by Starboard (the “Series B Warrants Exercise”). The remaining Series B Warrants will be cancelled immediately following the completion of the Rights Offering (as defined below).
•Rights Offering. The Company will launch a rights offering in accordance with the terms of the Series B Warrants (the “Rights Offering”) pursuant to which each holder of the Company’s common stock will receive the right to purchase (a “Purchase Right”) one share of common stock at $5.25 per share (the “Rights Exercise Price”) for every four (4) shares of common stock held by such holder (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common Stock occurring after the date of the Recapitalization Agreement), and each Investor will receive an equivalent right in accordance with the terms of the Series B Warrants. The Investors will receive rights to purchase approximately 25,000,000 shares of common stock and have committed to purchase a minimum of 15,000,000 shares in the Rights Offering (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common Stock occurring after the date of the Recapitalization Agreement). In addition, concurrently with the Rights Offering, each of the Investors holding Series A Convertible Preferred Stock shall have the right to purchase from the Company a number of shares of Common Stock equal to 25% times the number of shares of Common Stock issuable upon conversion of such Series A Convertible Preferred Stock at a price equal to the Rights Exercise Price, which purchase rights shall expire at the same time as the Purchase Rights.
•Recapitalization Payment. At the closing of the Series B Warrants Exercise (the “Closing”), the Company will pay to Starboard an aggregate amount of $66,000,000 (the “Recapitalization Payment”) representing a negotiated settlement of the foregone time value of the Series B Warrants and the Series A Redeemable Convertible Preferred Stock (which amount will be paid through a reduction in the exercise price of the Series B Warrants). If stockholder approval for the amendment to the Certificate of Designations to remove the “4.89% blocker” provision is not obtained, the Recapitalization Payment will be reduced by $12,700,000.

•Governance. Under the Recapitalization Agreement, the parties agreed that for a period from the date of the Recapitalization Agreement until May 12, 2026 (the “Applicable Period”), the Board will include at least two (2) directors that are independent of, and not affiliates (as defined in Rule 144 under the Securities Act of 1933, as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition. The parties also agreed that Katharine Wolanyk will continue to serve as a director of the Company until at least May 12, 2024 (or such earlier date if Ms. Wolanyk is unwilling or unable to serve as a director for any reason or resigns as a director). Additionally, within five (5) business days following the date of the Recapitalization Agreement, the Company agreed to take all necessary action to appoint Gavin Molinelli as a Board member and as Chair of the Board, which appointment was effected on October 30, 2022. The Company and Starboard also agreed that, following the Closing until the end of the Applicable Period, the number of directors serving on the Board will not exceed ten (10) members.
•Fair Price Provision. The Recapitalization Agreement includes a “fair price” provision requiring, in addition to any other stockholder vote required by the Company’s Certificate of Incorporation or Delaware law, the affirmative vote of the holders of a majority of the outstanding voting stock held by stockholders of the Company other than Starboard and its affiliates, by or with whom or on whose behalf, directly or indirectly, a business combination is proposed, in order to approve such a business combination; provided, that the additional majority voting requirement would not be applicable if either (x) the business combination is approved by the Board by the affirmative vote of at least a majority of the directors who are unaffiliated with Starboard or (y) (i) the consideration to be received by stockholders other than Starboard and its affiliates meets certain minimum price conditions, and (ii) the consideration to be received by stockholders other than Starboard and its affiliates is of the same form and kind as the consideration paid by Starboard and its affiliates.
The consummation of the Series B Warrant Exercise is subject to certain conditions, including: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; (ii) the absence of any law or order prohibiting the consummation of the Series B Warrant Exercise; (iii) the representations and warranties of the Company and Starboard being true and correct, subject to the materiality standards contained in the Recapitalization Agreement; and (iv) the Company and Starboard having complied in all material respects with their respective obligations under the Recapitalization Agreement. Additionally, solely to the extent that the Company reasonably determines in good faith that a stockholder vote is required in connection with the Rights Offering under applicable Nasdaq rules, the requisite stockholder approval for any such transaction shall have been obtained. If stockholder approval is required, the timing of the proposed Rights Offering may change.
The Recapitalization Agreement may be terminated by either party under certain circumstances, including if (i) the parties agree to terminate by mutual consent, (ii) a governmental entity issues an order permanently prohibiting the Recapitalization, (iii) there is an uncured breach of the Recapitalization Agreement by the other party that results in a condition to Closing not being capable of being satisfied, or (iv) the Closing does not occur on or before July 31, 2023.
Under the Recapitalization Agreement, at its next annual meeting of Stockholders, the Company is required to use its reasonable best efforts to obtain the requisite stockholder approval for an amendment to the Certificate of Designations. Additionally, if the Company reasonably determines in good faith that all or any portion of the transactions contemplated in connection with the Rights Offering require stockholder approval under the applicable Nasdaq rules, the Company will be required to use its reasonable best efforts to obtain the requisite stockholder approval of any such transaction.
The Recapitalization Agreement also provides that, effective as of the later of the Closing and the date on which no Notes remain outstanding, (i) the Securities Purchase Agreement and (ii) that certain Governance Agreement, dated as of November 18, 2019, as amended and restated on January 7, 2020, shall be automatically terminated and of no further force and effect without any further action by any party thereto.
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

Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$15,878	$1,582	$14,296	904%	$46,102	$24,785	$21,317	86%
Total costs and expenses	27,243	14,304	12,939	90%	71,645	41,539	30,106	72%
Operating loss	(11,365)	(12,722)	1,357	(11%)	(25,543)	(16,754)	(8,789)	52%
Total other income (expense)	40,440	102,490	(62,050)	(61%)	(81,216)	(36,857)	(44,359)	120%
Income (loss) before income taxes	29,075	89,768	(60,693)	(68%)	(106,759)	(53,611)	(53,148)	99%
Income tax (expense) benefit	(679)	(11)	(668)	6,073%	14,399	(531)	14,930	(2,812%)
Net income (loss) attributable to Acacia Research Corporation	28,090	89,757	(61,667)	(69%)	(106,679)	(55,048)	(51,631)	94%
Results of Operations - three months ended September 30, 2022 compared with the three months ended September 30, 2021
Total revenues increased $14.3 million to $15.9 million for the three months ended September 30, 2022, as compared to $1.6 million for the three months ended September 30, 2021, due to an increase in ARG's revenues and the net revenues contributed from Printronix of $9.6 million. ARG executed one new license agreement during the third quarter of 2022, a decrease of two versus the comparable prior period, however ARG's revenues increased by $4.7 million due to an increase in average revenue per agreement. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Refer to "Revenues" below for further discussion.
Income before income taxes was $29.1 million for the three months ended September 30, 2022, as compared to income of $89.8 million in the comparable prior period. The net income decrease was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $452,000, from $280,000 to $732,000 in 2022, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Contingent legal fees increased $725,000, from $285,000 to $1.0 million in 2022, primarily due to the increase in ARG's revenues described above. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Litigation and licensing expenses increased $157,000, from $782,000 to $939,000 in 2022, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Amortization of patents expense from our intellectual property operations decreased $11,000, from $2.6 million to $2.6 million in 2022. Refer to "Cost of Revenues – Intellectual Property Operations" below.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses for the third quarter of 2022 added a total of $6.9 million to our consolidated operating expenses. Refer to "Cost of Revenues – Industrial Operations" and "Operating Expenses" below for further discussion.

•General and administrative expenses increased $4.7 million, from $10.3 million to $15.0 million in 2022, primarily due to higher parent company and Intellectual Property Operations costs including, a parent company contingency accrual in the third quarter of 2022 (refer to Note 11 to the consolidated financial statements elsewhere herein for additional information), compensation expense for share-based awards, variable performance-based compensation costs, payroll costs and accounting fees, and $2.2 million from our Industrial Operations general and administrative costs and amortization expense for the third quarter of 2022, which were substantially offset by lower parent company and Intellectual Property Operations legal and consulting business development related expenses. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $731,000, from $300,000 to $1.0 million in 2022, primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2022 and 2021, which includes a partial offset by forfeitures for terminated employees.
•Unrealized loss from the change in fair value of our equity securities was $36.4 million in 2022, as compared to an unrealized gain of $66.5 million in the comparable prior period. The unrealized loss and gain were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized loss primarily relates to valuation decreases from two Life Sciences Portfolio securities. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of our equity securities decreased $1.6 million, from $37.7 million to $36.1 million in 2022. The realized gains were derived from our Life Sciences Portfolio and trading securities portfolio. The current period realized gain primarily relates to sales activity from two Life Sciences Portfolio securities. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture was $850,000 in 2022, as compared to zero in the comparable prior period. Refer to "Equity Securities Investments" below for a detailed discussion.
•We recognized an unrealized gain of $41.6 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative in 2022, as compared to an unrealized gain of $619,000 in the comparable prior period. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.
•Loss on foreign currency exchange increased $1.9 million, from $17,000 to $1.9 million in 2022. The increase was primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.
•Interest expense on Senior Secured Notes decreased $1.3 million, from $2.4 million to $1.1 million in 2022, due to decreased interest expense related to recent Note paydowns. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $1.2 million in 2022, as compared to $76,000 in the comparable prior period, mainly due to an increase in dividend income from our cash equivalents and equity security investments. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.
Results of Operations - nine months ended September 30, 2022 compared with the nine months ended September 30, 2021
Total revenues increased $21.3 million to $46.1 million for the nine months ended September 30, 2022, as compared to $24.8 million for the nine months ended September 30, 2021, due to the net revenues contributed from Printronix of $29.1 million. ARG executed thirteen new license agreements during 2022, a decrease of three versus the comparable prior period, which contributed to ARG's revenues decreasing by $7.8 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Refer to "Revenues" below for further detailed discussion.

Loss before income taxes was $106.8 million for nine months ended September 30, 2022, as compared to a loss of $53.6 million in the comparable prior period. The net loss increase was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $269,000, from $823,000 to $1.1 million in 2022, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Contingent legal fees decreased $3.4 million, from $5.7 million to $2.3 million in 2022, primarily due to the decrease in ARG's revenues described above. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Litigation and licensing expenses decreased $1.6 million, from $4.9 million to $3.3 million in 2022, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Amortization of patents expense from our intellectual property operations increased $716,000, from $7.1 million to $7.8 million in 2022, due to an increase in scheduled amortization resulting from the new portfolio acquired in 2021. Refer to "Cost of Revenues – Intellectual Property Operations" below.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses for 2022 added a total of $20.4 million to our consolidated operating expenses. Refer to "Cost of Revenues – Industrial Operations" and "Operating Expenses" below for further discussion.
•General and administrative expenses increased $13.8 million, from $23.0 million to $36.8 million in 2022, primarily due to higher parent company and Intellectual Property Operations costs including, a parent company contingency accrual in the third quarter of 2022 (refer to Note 11 to the consolidated financial statements elsewhere herein for additional information), compensation expense for share-based awards, variable performance-based compensation costs, payroll costs and accounting fees, and $7.7 million from our Industrial Operations general and administrative costs and amortization expense for 2022, which were partially offset by lower parent company and Intellectual Property Operations legal and consulting business development related expenses. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $2.0 million, from $1.3 million to $3.3 million in 2022, primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2022 and 2021, which includes a partial offset by forfeitures for terminated employees.
•Unrealized loss from the change in fair value of our equity securities was $266.2 million in 2022, as compared to an unrealized gain of $115.5 million in the comparable prior period. The unrealized loss and gain were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized loss primarily relates to one Life Sciences Portfolio security valuation decrease. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of our equity securities increased $61.3 million, from $53.1 million to $114.4 million in 2022. The realized gains were derived from our Life Sciences Portfolio and trading securities portfolio. The current period realized gain primarily relates to sales activity from two Life Sciences Portfolio securities and one trading security. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture was $42.9 million in 2022, as compared to $2.7 million in the comparable prior period. Refer to "Equity Securities Investments" below for a detailed discussion.
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
•We recognized an unrealized gain of $34.6 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative in 2022, as compared to an unrealized loss of $203.9 million in the comparable prior period. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.
•Loss on foreign currency exchange increased $4.3 million, from $193,000 to $4.5 million in 2022. The increase was primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.
•Interest expense on Senior Secured Notes increased $390,000, from $5.1 million to $5.5 million in 2022, due to increased interest expense related to recent Note activity. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $3.1 million in 2022, as compared to $135,000 in the comparable prior period, mainly due to an increase in dividend income from our cash equivalents and equity security investments. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.
Revenues
Intellectual Property Operations
ARG's revenue activity for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$6,000	$1,100	$4,900	445%	$15,553	$23,110	$(7,557)	(33%)
Recurring license revenue agreements	320	482	(162)	(34%)	1,444	1,675	(231)	(14%)
Total revenues	$6,320	$1,582	$4,738	299%	$16,997	$24,785	$(7,788)	(31%)

New license agreements executed	1	3	(2)	(67%)	13	16	(3)	(19%)
Licensing and enforcement programs generating revenues	5	3	2	67%	8	8	—	—%
Licensing and enforcement programs with initial revenues	—	—	—	n/a	—	3	(3)	(100%)
New patent portfolios	—	—	—	n/a	—	1	(1)	(100%)
For the periods presented above, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. On a year-to-date basis, paid-up revenue decreased $7.6 million from ten new license agreements executed during 2022 related to five programs generating revenues. Recurring revenue, that provides for quarterly sales-based license fees, decreased $231,000 year-to-date from various on-going license arrangements including three new license agreements executed during 2022 related to four programs generating revenues, including one program that provided revenues in both paid-up and recurring revenue categories.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Industrial Operations
Printronix's net revenues included the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
	(In thousands)
Printers and parts	$3,799	$11,715
Consumable products	4,710	14,308
Services	1,049	3,082
Total	$9,558	$29,105
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Printing Solutions” above for additional information related to Printronix's operating activities.
Cost of Revenues
Intellectual Property Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$732	$280	$452	161%	$1,092	$823	$269	33%
Contingent legal fees	1,010	285	725	254%	2,314	5,735	(3,421)	(60%)
Litigation and licensing expenses	939	782	157	20%	3,272	4,881	(1,609)	(33%)
Amortization of patents	2,601	2,612	(11)	0%	7,802	7,086	716	10%
Total	$5,282	$3,959	$1,323	33%	$14,480	$18,525	$(4,045)	(22%)
Refer to detailed change explanations above for the three and nine months ended September 30, 2022 cost of revenues from our Intellectual Property Operations.
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
Industrial Operations
Printronix's cost of sales for the three and nine months ended September 30, 2022 was $4.6 million and $13.4 million, respectively. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's cost of sales.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$156	$—	$156	n/a	$491	$—	$491	n/a
Sales and marketing expenses - industrial operations	2,119	—	2,119	n/a	6,429	—	6,429	n/a

General and administrative costs - intellectual property operations	1,527	1,618	(91)	(6%)	5,050	4,061	989	24%
General and administrative costs - industrial operations	2,189	—	2,189	n/a	7,730	—	7,730	n/a
Parent general and administrative expenses	11,322	8,727	2,595	30%	24,033	18,953	5,080	27%
Total general and administrative expenses	15,038	10,345	4,693	45%	36,813	23,014	13,799	60%
Total	$17,313	$10,345	$6,968	67%	$43,733	$23,014	$20,719	90%
The operating expenses table above includes the Company's general and administrative expenses by operation and Printronix's engineering and development expenses and sales and marketing expenses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022 vs. 2021	2022 vs. 2021
	(In thousands)
Personnel costs and board fees	$256	$791
Variable performance-based compensation costs	581	818
Other general and administrative costs	1,455	2,833
General and administrative costs - industrial operations	1,756	6,431
Amortization of industrial operations intangible assets	433	1,299
Compensation expense for share-based awards	731	2,009
Non-recurring employee severance costs	(519)	(382)
Total change in general and administrative expenses	$4,693	$13,799
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
The increases in personnel cost and board fees for the periods presented were primarily due to an increase in headcount and related costs. The change in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation accruals. The increases in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to a parent company contingency accrual in the third quarter of 2022 (refer to Note 11 to the consolidated financial statements elsewhere herein for additional information) and higher accounting fees, partially offset by lower legal and consulting business development related expenses. Compensation expense for share-based awards increased primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2022 and 2021. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Industrial Operations related general and administrative costs and amortization contributed to the increased expenses in 2022. Refer to additional general and administrative change explanations above.

Other Income/Expense
Equity Securities Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(36,352)	$66,502	$(102,854)	(155%)	$(266,202)	$115,509	$(381,711)	(330%)
Gain on sale of equity securities	36,060	37,688	(1,628)	(4%)	114,434	53,124	61,310	115%
Earnings on equity investment in joint venture	850	—	850	n/a	42,935	2,737	40,198	1,469%
Net realized and unrealized gain (loss)	558	104,190	(103,632)	(99%)	(108,833)	171,370	(280,203)	(164%)
Change in fair value of investment	—	—	—	—	—	(2,752)	2,752	(100%)
Gain on sale of investment	—	—	—	—	—	3,591	(3,591)	(100%)
Total net realized and unrealized gain (loss)	$558	$104,190	$(103,632)	(99%)	$(108,833)	$172,209	$(281,042)	(163%)
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
Our year-to-date results included a significant unrealized loss from the change in fair value of our equity securities as compared to a gain in the prior period, while realized gains from the sale of our equity securities increased, as compared to the prior period. These changes were derived from our Life Sciences Portfolio and trading securities portfolio, in which, our sales activity of certain investments increased relative to securities that were held with unrealized gains in the prior year. The current period unrealized loss primarily relates to one Life Sciences Portfolio security valuation decrease. The current period realized gain primarily relates to sales activity from two Life Sciences Portfolio securities and one trading security.
During 2021, we began to recognize earnings on our equity investment in joint venture, which is part of the Life Sciences Portfolio. In April 2022, such investment received a certain drug approval from the United States Food and Drug Administration. On a consolidated basis, we were due a milestone payment in the amount of $40.0 million, with interest accrued at 8.5% per year. Our portion of that milestone payment is anticipated to be received before year-end 2022. In June 2022, in connection with the submission to the European Medicines Agency, on a consolidated basis, we were due an additional milestone payment in the amount of $1.8 million. Our portion of that milestone payment was received in July 2022. During 2022, we recorded consolidated earnings on equity investment of $42.9 million, including the two milestones and approximately $1.2 million in accrued interest. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
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
Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Income tax (expense) benefit	$(679)	$(11)	$(668)	6,073%	$14,399	$(531)	$14,930	(2,812%)
Effective tax rate	2%	—%	n/a	2%	13%	(1)%	n/a	14%
Our income tax (expense) benefit for the three and nine months ended September 30, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized losses recorded in the periods presented, and our income tax expense for the three and nine months ended September 30, 2021 primarily relates to changes in the valuation allowance, as well as state taxes.

Our 2022 effective tax rates were lower than the U.S. federal statutory rate primarily due to non-taxable income, expiration of foreign tax credits and changes in valuation allowance. Our 2021 effective tax rates were lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as state income taxes. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2022 and December 31, 2021. These assets primarily consist of foreign tax credits and net operating loss carryforwards.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the nine months ended September 30, 2022, our Printronix subsidiary experienced some inflation from higher freight costs and in the cost of raw materials than in previous years. While Printronix inventory costs have been impacted by these inflationary pressures, up to this point Printronix has generally been able to adjust selling prices in response to these higher costs.
Liquidity and Capital Resources
General
Our material cash requirements as of September 30, 2022, are recognized as liabilities or are otherwise described in Note 11, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 11 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At September 30, 2022, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.
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
Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities, and as deemed appropriate by management from our availability of Senior Secured Notes (discussed above under the caption “Recent Business Matters – Starboard Securities and Senior Secured Notes”). Our management believes that our cash and cash equivalent balances, anticipated cash flows from operations and the transactions contemplated in connection with the Recapitalization, and our availability of Senior Secured Notes will be sufficient to meet our cash requirements through at least twelve months from the date of this report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors” of our Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents, equity securities at fair value and long-term restricted cash totaled $323.3 million at September 30, 2022, compared to $671.1 million at December 31, 2021.

Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(13,598)	$(9,278)
Investing activities	124,253	(1,389)
Financing activities	(174,607)	64,417
Effect of exchange rates on cash and cash equivalents	(3,535)	(154)
(Decrease) increase in cash and cash equivalents and restricted cash	$(67,487)	$53,596
Cash Flows from Operating Activities
Cash receipts from ARG's licensees totaled $14.2 million and $24.9 million for the nine months ended September 30, 2022 and 2021, respectively. Cash receipts from Printronix's customers totaled $31.0 million for the nine months ended September 30, 2022. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash used in operations for the nine months ended September 30, 2022 increased to $13.6 million, as compared to $9.3 million in the comparable prior period, due to net outflows from the total changes in assets and liabilities (refer to Working Capital discussion below), most notably from accounts payable and accrued expense related payments and inventory related purchases, partially offset by the total change in net loss (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at September 30, 2022 decreased to $1.9 million, compared to $4.3 million at December 31, 2021, which was comprised of the changes discussed below.
Accounts receivable decreased to $7.0 million at September 30, 2022, compared to $9.5 million at December 31, 2021. Refer to the related cash receipts discussion above. Printronix's inventories increased to $13.8 million at September 30, 2022, compared to $8.9 million at December 31, 2021. Prepaid expenses and other current assets increased to $5.2 million at September 30, 2022, compared to $4.8 million at December 31, 2021. Accounts payable, accrued expenses and other current liabilities and accrued compensation increased to $19.4 million at September 30, 2022, compared to $15.4 million at December 31, 2021, primarily due to a contingency accrual in the third quarter of 2022 (refer to Note 11 to the consolidated financial statements elsewhere herein for additional information). Royalties and contingent legal fees payable increased to $3.3 million at September 30, 2022, compared to $2.5 million at December 31, 2021. The royalties and contingent legal fees payable are generally scheduled to be paid in the subsequent quarter upon our receipt of the related fee payments from licensees, in accordance with the underlying contractual arrangements. Printronix's current deferred revenue increased to $1.4 million at September 30, 2022, compared to $1.1 million at December 31, 2021.

Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Patent acquisition	$(5,000)	$(13,000)
Sale of investment at fair value	—	3,591
Purchases of equity securities	(107,537)	(57,978)
Sales of equity securities	236,164	64,235
Distributions received from equity investment in joint venture	1,178	1,830
Purchases of property and equipment	(552)	(67)
Net cash provided by (used in) investing activities	$124,253	$(1,389)
Cash flows from investing activities for the nine months ended September 30, 2022 increased to $124.3 million, as compared to an outflow of $1.4 million in the comparable prior period, primarily due to net cash inflows from our Life Sciences Portfolio and trading securities portfolio equity securities transactions in 2022. Refer to “Other Income/Expense – Equity Securities Investments” above for additional information.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Repurchase of common stock	$(50,988)	$—
Issuance of Senior Secured Notes, net of lender fee	—	115,000
Paydown of Senior Secured Notes	(120,000)	(50,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(2,099)	(785)
Taxes paid related to net share settlement of share-based awards	(1,520)	—
Proceeds from exercise of stock options	—	202
Net cash (used in) provided by financing activities	$(174,607)	$64,417
Cash outflows from financing activities for the nine months ended September 30, 2022 increased to $174.6 million, as compared to cash flow of $64.4 million in the comparable prior period, primarily due to activity related to our Senior Secured Notes and our common stock repurchases (refer to Note 12). Refer to “Recent Business Matters – Starboard Securities and Senior Secured Notes,” above, and Note 8 to the consolidated financial statements elsewhere herein for additional information related to the Senior Secured Notes.
On October 30, 2022, the Company entered into the Recapitalization Agreement with Starboard and the Investors, pursuant to which, among other things, the Company and Starboard agreed to effect the Recapitalization to restructure Starboard’s existing investments in the Company and simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization, including the conversion of the Series A Redeemable Convertible Preferred Stock into shares of our common stock, and the exercise of the Series A Warrants and the Series B Warrants, in each case, on the terms and subject to the conditions of the Recapitalization Agreement. A detailed description of the transactions contemplated in connection with the Recapitalization is set forth in the section entitled “Recent Business Matters – Recapitalization” above.
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
•revenue recognition;
•valuation of long-lived assets, goodwill and other intangible assets;
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
Valuation of Long-lived Assets, Goodwill and Other Intangible Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. For additional information regarding ARG's patent portfolio valuation estimates, refer to Note 2 to the consolidated financial statements. The Company did not record any long-lived asset, patent or other intangible asset impairment charges for the nine months ended September 30, 2022 and 2021.
Goodwill asset impairment reviews include determining the estimated fair values of our reporting units. We evaluate Goodwill for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may vary materially from the forecasts. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to operations as an impairment loss. The Company's goodwill balance relates to Printronix, which was acquired on October 7, 2021, refer to Note 1 to the consolidated financial statements for additional information. The Company did not record any goodwill impairment charges for the nine months ended September 30, 2022.
Valuation of Series A Warrants and Series B Warrants
The fair value of the Series A Warrants and the Series B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Note 9 to the consolidated financial statements for detailed information related to these fair value measurements. Of the assumptions used in the Black-Scholes option-pricing model, volatility changes would have the most significant impact on the fair value. As of September 30, 2022, a hypothetical 10% increase in the volatility would have resulted in an increased liability balance of approximately $1.3 million and $9.0 million, in our Series A Warrants and Series B Warrants, respectively. Refer to Note 16 to the consolidated financial statements for more information on Series A Warrants and Series B Warrants.
Valuation of Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. A binomial lattice framework is used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock. Refer to Note 9 to the consolidated financial statements for detailed information related to this fair value measurement. Of the assumptions used in the binomial lattice framework, discount rate changes would have the most significant impact on the fair value. As of September 30, 2022, a hypothetical 1% increase in the discount rate would have resulted in an increased liability balance of approximately $245,000.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2022 and December 31, 2021. These assets primarily consist of foreign tax credits and net operating loss carryforwards. Refer to Note 2 to the consolidated financial statements for additional information.
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
As of September 30, 2022 and December 31, 2021, the carrying value of our equity investments in public and private companies was $159.3 million and $398.5 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of September 30, 2022, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $8.1 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although Acacia historically has not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts, a note receivable and certain equity security investments. As of September 30, 2022, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $5.6 million effect on our financial position and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2022) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. There have been no changes to the Risk Factors previously reported in our Annual Report, except as set forth below.
The completion of our Recapitalization is subject to certain closing conditions, which unless satisfied prevent the Company from achieving the desired capital structure. The completion of the Recapitalization may have negative effects on the Company.
Certain capital structure decisions, and all or any portion of the transactions contemplated in connection with the Rights Offering may require stockholder approval, which may limit our flexibility to manage and optimize our capital structure. Furthermore, we may not obtain the requisite stockholder approval for an amendment to the Certificate of Designations necessary to permit conversion of our Series A Convertible Preferred Stock into common stock as contemplated by the Recapitalization Agreement. The consummation of the Series B Warrant Exercise is subject to certain conditions, which may not be satisfied, including but not limited to: (i) the expiration or termination of the applicable waiting period under the HSR Act; (ii) the absence of any law or order prohibiting the consummation of the transaction as contemplated by the Recapitalization Agreement; (iii) the representations and warranties of the Company and Starboard being true and correct, subject to the materiality standards contained in the Recapitalization Agreement; and (iv) the Company and Starboard having complied in all material respects with their respective obligations under the Recapitalization Agreement. Starboard may not be able to make the requisite registrations, filings and notices with the FTC and the DOJ required to consummate the transactions contemplated by the Recapitalization Agreement. Moreover, both the Company and Starboard have the right to terminate the Recapitalization Agreement under certain circumstances, including if (i) the parties agree to terminate by mutual consent, (ii) a governmental entity issues an order permanently prohibiting the Recapitalization, (iii) there is an uncured breach of the Recapitalization Agreement by the other party that results in a condition to closing not being capable of being satisfied, or (iv) the Closing does not occur on or before July 31, 2023. There is no assurance that these closing conditions will be met.
Recent changes in the Company’s management team and board of directors may be disruptive to, or cause uncertainty in, its business, results of operations and the price of the Company’s common stock.
In connection with the entry into the Recapitalization Agreement, on October 30, 2022, Gavin Molinelli, Partner and Portfolio Manager at Starboard was appointed as Chair of the Company’s Board to serve until the Company’s 2023 annual meeting of stockholders and until his successor is duly elected and qualified.
Under the terms of the Recapitalization Agreement, (i) following the Closing (as defined in the Recapitalization Agreement) and until May 12, 2026, the maximum size of the Board would be increased to ten (10) members, and (ii) effective as of the later of the Closing and the date on which none of the Notes remain outstanding, the Governance Agreement and the Securities Purchase Agreement will be automatically terminated.
Effective November 1, 2022, Clifford Press resigned as the Chief Executive Officer and President of the Company, and as a member of the Board.
Effective November 1, 2022, Martin D. McNulty Jr., the Company’s current Chief Operating Officer and Head of M&A, was appointed interim Chief Executive Officer of the Company and will serve as the Principal Executive Officer of the Company. The Board intends to commence a search for a permanent successor.
Changes in the Company’s management team and to the Board, may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the management team or the Board could have a negative impact on the Company’s ability to manage and grow its business effectively. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a negative impact on the Company’s results of operations and the price of the Company’s common stock.
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
At the completion of the Recapitalization, Starboard will own shares sufficient for majority votes over all matters requiring stockholder votes, including the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution.
This concentration of ownership may delay, deter or prevent acts that would be favored by our other stockholders. The interests of Starboard may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, preventing or deterring a change in control of us. Also, Starboard may seek to cause us to take courses of action that, in its judgment, could enhance its investment in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of share ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with significant stockholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Repurchases of Common Stock
On March 31, 2022, our Board approved a stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization had no time limit and did not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During July 2022, we completed the March 2022 program with total common stock purchases of 8,453,519 shares for the aggregate amount of $40.0 million. Our monthly stock repurchases, all of which were purchased as part of a publicly announced plan or program, made in the quarter covered by this report are as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
July 1, 2022 - July 31, 2022	2,306,700	$4.98	$—
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
Employment Agreement, effective March 10, 2022, among Acacia Research Corporation, Acacia Research Group LLC, and Martin D. McNulty Jr. (incorporated by reference to the Current Report on Form 8-K filed on March 15, 2022)

10.3
Seventh Supplemental Agreement, dated as of April 14, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on April 20, 2022)

10.4
Eighth Supplemental Agreement, dated as of July 15, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on July 19, 2022)

10.5
Recapitalization Agreement dated October 30, 2022, by and among Acacia Research Corporation, Starboard Value Partners LP and the investors listed on the Schedule of Investors attached thereto (incorporated by reference to the Current Report on Form 8-K filed on November 1, 2022)

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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 and 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104#	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101)
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

ACACIA RESEARCH CORPORATION

Date: November 10, 2022	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Interim Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: November 10, 2022	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer (Principal Financial Officer)