Form 10-Q/A
period 2022-09-30
ACACIA RESEARCH CORP
filed 2022-11-14
CIK 934549

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (this “Amendment”) to the Acacia Research Corporation Quarterly Report on Form 10-Q (the “Original Form 10-Q”) for the period ended September 30, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2022, is to correct certain clerical errors in the certifications of our Principal Executive Officer and Principal Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2, previously included with the Original Form 10-Q.

This Amendment contains only the cover page, the Explanatory Note, Item 6. Exhibits, the Signature Page and the corrected officer certifications identified above. Except as described above, no other changes have been made to the Original Form 10-Q.

This Amendment does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and our other filings with the SEC.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
104#	Cover Page Interactive Data File (formatted in iXBRL)

_________________________

#	Filed herewith.

†	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Amendment pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any of the Registrant’s filings under the Securities Act or the Exchange Act, irrespective of any general incorporation language contained in any such filing.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: November 14, 2022	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Interim Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: November 14, 2022	/s/ Richard Rosenstein
By: Richard Rosenstein
Chief Financial Officer (Principal Financial Officer)

3