Form 10-K
period 2022-12-31
ACACIA RESEARCH CORP
filed 2023-03-17
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2022
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
Registrant’s telephone number, including area code: (332) 236-8500
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $200,589,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 13, 2023, 58,569,131 shares of common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ACACIA RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2022
i

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Annual Report on Form 10-K, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, the Recapitalization (as defined below), acquisition and development activities, financial results of our acquired businesses, intellectual property, licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
•Costs related to acquiring additional operating businesses and intellectual property;
•Any inability to retain employees and management teams of our operating businesses;
•Any inability to successfully run our platform and integrate our operating businesses;
•Facts that are not revealed in the due diligence process in connection with new acquisitions;
•Any determination that we may be deemed to be an investment company under the Investment Company Act of 1940, as amended;
•Disruptions or uncertainty caused by changes to the Company’s management team and board of directors;
•Disruptions, delays caused by outsourcing services to third-party service providers;
•Changes in legislation, regulations, and rules associated with patent and tax law;
•Cybersecurity incidents, including cyberattacks, breaches of security and unauthorized access to or disclosure of confidential information;
•Delays in, or any failure to complete, the Recapitalization;
•Fluctuations in patent-related legal expenses;
•Findings by any relevant patent office that our patents are invalid or unenforceable;
•Our ability to retain legal counsel in connection with enforcement of our intellectual property;
•Delays in successful prosecution, enforcement, and licensing of our patent portfolio;
•Any inability of our operating businesses to protect their intellectual property;
•Any inability of our operating businesses to develop new products and enhance existing products;
•The loss of any Printronix major customers that generates a large portion of its revenue;
•Any supply chain interruption or inability to manage inventory levels of our operating businesses;
•Printronix’s inability to perform satisfactorily under service contracts; and
•Events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics, including the COVID-19 pandemic, and other similar events.
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements, refer to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations” herein. In addition, actual results may differ as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.
The forward-looking statements included herein and the above described risks, uncertainties and other factors speak only as of the date of this Annual Report on Form 10-K, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Readers are cautioned not to place undue reliance on any forward-looking statement.
ITEM 1. BUSINESS
General
Acacia Research Corporation (the “Company,” “we,” “us,” or "our") is an opportunistic capital platform that purchases businesses based on the differentials between public and private market valuations. We use a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex situations, where value is not fully recognized in the public markets, where values of certain operations are masked by a diversified business mix, or where private ownership has not invested capital necessary to drive long-term value. We aim to operate a transactional platform through which we can initiate a strategic block position in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such Special Purpose Acquisition Companies, which are narrowly focused on completing one singular, defining acquisition.
Our focus is companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
We believe the Company has the potential to develop advantaged opportunities due to its:
•disciplined focus on identifying opportunities where the Company can be an advantaged buyer, initiate a transaction opportunity spontaneously, avoid a traditional sale process and complete the purchase of a business, division or other asset at an attractive price;
•willingness to invest across industries and in off-the-run, often misunderstood assets that suffer from a complexity discount;
•relationships and partnership abilities across functions and sectors; and
•strong expertise in corporate governance and operational transformation.
Our long-term focus positions our businesses to navigate difficult cycles and allows sellers and other counterparties to have confidence that a transaction is not dependent on achieving the types of performance hurdles demanded by private equity sponsors. We consider opportunities based on the attractiveness of the underlying cash flows, without regard to a specific fund life or investment horizon. Further, as a publicly traded company, we can offer sellers or employees straightforward equity participation in the ongoing business.
Currently, we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright through our Patent Licensing, Enforcement and Technologies Business. We own and operate a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services through our Industrial Operations Business, and we continue to monetize assets from our Life Sciences Portfolio (as defined below).

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
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (“Starboard”) provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities.
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization. For a detailed description of the Recapitalization and the actions taken and contemplated to be taken in connection therewith, see Note 8 to the consolidated financial statements and to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.
Core Corporate Development and Investment Approach
Going forward, we plan to continue focusing on creating transactions where we are able to acquire operating businesses and strategic assets that we believe are undervalued. Our expertise in, and experience with, complex situations enables us to discover and structure opportunities that are attractive for our shareholders and the leadership of the businesses we purchase. We utilize our capabilities across Research, Transactions and Execution, and Operations and Management to drive the discovery, investment, acquisition and integration of such target opportunities.
Research
Through our Research platform we identify companies, both public and private, at an appreciable discount to intrinsic value. We have a broad mandate, with a particular interest in businesses operating in mature technology, industrial, healthcare and certain financial services sectors.
We believe attractive opportunities will continue to present themselves as publicly owned businesses can be misunderstood due to strategic misalignment such as an incompatible business mix or misdirected capital allocation strategy. We also see opportunities as large corporate owners seek to divest non-core operations. Overall, our acquisition pipeline is robust, and is a product of our public market research expertise, as well as our private market sourcing process.
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
Equity Securities Portfolio Investment
As an example of our opportunistic approach and flexibility, in early 2020, our research into the potential acquisition of a life science company led to the discovery of the "Life Sciences Portfolio", a portfolio of life science investments available for purchase at a substantial discount to realizable asset value. We negotiated an exclusive option to acquire the portfolio in April 2020, during a period of substantial uncertainty in the public markets in the early phase of the COVID-19 pandemic. In June 2020, we consummated the acquisition of the Link Equity Income Fund, a portfolio of investments in 18 public and private life sciences companies. That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Since the closing, equity markets have recovered, we sold a substantial number of these positions, and importantly, two of the private company holdings completed successful initial public offerings, which enabled us to realize gains. Through the end of 2022, we received proceeds of $504.3 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio valued at $68.4 million at December 31, 2022. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information and to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information for the applicable periods presented.
Our Operations
Intellectual Property Operations - Patent Licensing, Enforcement and Technologies Business
We invest in intellectual property ("IP") and engage in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program. When applicable we share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
While that business saw activity slow significantly in 2018 and early 2019, beginning in late 2019, we began to commit modest amounts of capital to acquiring new portfolios, and have since successfully acquired the rights to five noteworthy new patent portfolios for aggregate consideration of approximately $46.9 million from 2019 to 2022.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date as of December 31, 2022, across nearly 200 patent portfolio licensing and enforcement programs. As of December 31, 2022, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $849.2 million to our patent partners.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information concerning our Patent Licensing, Enforcement and Technologies business.
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
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional Industrial Operations information.
Competition
We face intense competition in identifying, evaluating and executing strategic acquisitions from other entities having a business objective similar to ours, including private equity groups and operating businesses seeking strategic acquisitions. We compete with financial firms, corporate buyers and others investing in strategic opportunities. Many of these competitors may have greater financial and human capital resources than we have. Additionally, our Patent Licensing,

Enforcement and Technologies Business faces intense competition in identifying, evaluating and executing strategic acquisitions from other entities having similar business objectives. We compete with financial firms, corporate buyers and others investing in strategic opportunities and acquiring IP. Additionally, universities and other technology sources compete against us as they seek to develop and commercialize technologies and may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. Many of these competitors may have greater financial and human capital resources than we have. We may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently or in the future may rely upon to generate future revenue.
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
Human Capital
As of December 31, 2022, on a consolidated basis, we had 263 full-time employees and six contractors. We believe we have good relations with our employees. As of December 31, 2022, our parent company had 14 full-time employees and two contractors, our Intellectual Property Operations business had eight full-time employees and no contractors and our Industrial Operations had 241 full-time employees and four contractors.
Additionally, we have a strategic relationship with Starboard that has provided, and we expect will continue to provide, us access to industry expertise and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist with sourcing and evaluating appropriate acquisition opportunities.
Where You Can Find Additional Information
For further details of the development of our business, refer to our Annual Report on Form 10-K for the year ended December 31, 2022. Our website address is www.acaciaresearch.com. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.
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

Risks Related to Our Business, Business Strategy, and Platform
We intend to grow our company by acquiring additional operating businesses and intellectual property assets which may not occur, and any acquisitions that we complete will be costly and could negatively affect our results of operations, and dilute our stockholders’ ownership, or cause us to incur significant expense, and we may not realize the expected benefits of our operating businesses because of difficulties related to integration.
We intend to grow our company by acquiring additional operating businesses and intellectual property assets. A significant portion of growth and success will be dependent on identifying and acquiring operating companies and intellectual property at attractive prices to realize their intrinsic value. However, there can be no assurance that we will identify attractive acquisition targets, that acquisition opportunities we identify will be available on acceptable terms or at attractive prices, or that we will be able to obtain necessary financing or regulatory approvals to complete any acquisitions.
Further, the success of any acquisition depends on, among other things, our ability to combine our business with the acquired business in a manner that does not materially disrupt existing relationships and allows us to achieve development and operational synergies.
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
•higher-than-expected earn-out payments, unforeseen transaction-related costs or delays or other circumstances such as disputes with or the loss of key or other personnel from acquired businesses;
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
Accordingly, we may not succeed in addressing the risks associated with our acquisition of Printronix or any other operating business we acquire in the future. The inability to integrate successfully, or in a timely fashion, the business, technologies, products, personnel, or operations of any acquired business or utilization of any assets, could have a material adverse effect on our business, results of operations, and financial condition.
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
Our success will further substantially depend on our ability to attract and retain key members of our management team and officers. If we lose one or more of these key employees, our results of operations, and in turn, the value of our common stock could be materially adversely affected. Although we may enter into employment agreements with our officers, there can be no assurance that the entire term of any employment agreement will be served or that any employment agreement will be renewed upon expiration.
The success of our platform and the integration of our operating businesses is dependent on our relationship with Starboard.
Our strategic relationship with Starboard has provided, and we expect will continue to provide, us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of businesses we acquire. As part of our relationship, Starboard has assisted, and is expected to continue assisting, us with sourcing and evaluating appropriate acquisition opportunities. If we or Starboard were to discontinue this relationship, we may not be able to continue to adequately source acquisition opportunities.
Additionally, the success of our platform depends on the continued availability of, and our access to, Starboard’s industry expertise and operating partners and industry experts. We do not have employment agreements with these individuals who are independent of Starboard and Starboard’s key personnel. If these individuals do not maintain their existing relationships with Starboard and its affiliates, we may not be able to identify appropriate replacements in order to continue to adequately source acquisition opportunities or manage our existing operating businesses.
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
From time to time, we have made, and we may continue to make, investments in businesses that we will not operate or control. If we make significant investments in businesses we do not operate or control, or cease to operate and control our operating businesses, we may be deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). If we were deemed to be an investment company, we would have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC, or modify our investments or organizational structure or our contract rights to fall outside the definition of an investment company.
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
Recent changes in the Company’s management team and board of directors, as well as ongoing arbitration related to the Company's former Chief Executive Officer, may be disruptive to, or cause uncertainty in, the Company's business, results of operations and the price of the Company’s common stock.
On September 9, 2021, the Company accepted the resignation of Alfred V. Tobia, Jr., President and Chief Investment Officer and a member of the Board of Directors of the Company (the "Board"). Mr. Tobia resigned from serving as an officer and director of the Board following his disclosure to the Company of trading in the securities of the Company and certain investments of the Company by a member of Mr. Tobia’s family.
On March 10, 2022, Martin D. McNulty Jr. joined the Company as Chief Operating Officer and Head of M&A and Wesley L. Golby was appointed to serve as Chief Investment Officer of Acacia.
In connection with the entry into the Recapitalization Agreement, on October 30, 2022, Gavin Molinelli, Partner and Portfolio Manager at Starboard was appointed as Chair of the Board to serve until the Company’s 2023 annual meeting of stockholders and until his successor is duly elected and qualified.
Effective November 1, 2022, Clifford Press resigned as the Chief Executive Officer and President of the Company, and as a member of the Board. In November 2022, the Board initiated an internal investigation into the potential misconduct of Mr. Press. The investigation, which was conducted by independent legal counsel under the direction of the Audit Committee of the Board (the “Audit Committee”) and has been completed. The investigation confirmed Mr. Press provided inaccurate information regarding certain corporate expenses and misused corporate funds for personal use, including travel and entertainment expenses. The investigation also confirmed that Mr. Press failed to follow the Board’s directive in relation to a material contract and misrepresented to the Board and his fellow Board members that he had complied with the Board’s directive. The Company has filed an arbitration demand against Mr. Press seeking restitution and other remedies for the benefit of the Company’s shareholders.
Effective November 1, 2022, Martin D. McNulty Jr., the Company’s current Chief Operating Officer and Head of M&A, was appointed interim Chief Executive Officer of the Company and will serve as the Principal Executive Officer of the Company. The Board intends to commence a search for a permanent successor.
Under the terms of the Recapitalization Agreement, (i) following the Closing (as defined below and in Note 8 to the accompanying consolidated financial statements) and until May 12, 2026, the maximum size of the Board will be increased to ten members, and (ii) effective as of the later of the Closing and the date on which none of the Notes (as defined in Note 8 to the accompanying consolidated financial statements) remain outstanding, the Governance Agreement (defined below) will be automatically terminated.
Effective November 28, 2022, Mr. Golby mutually agreed with the Company to resign from his position as the Company’s Chief Investment Officer.
On January 3, 2023, Richard Rosenstein tendered his resignation as the Chief Financial Officer, effective as of January 27, 2023 to pursue another professional opportunity.

Effective January 28, 2023, Kirsten Hoover, the Company’s Corporate Controller, was appointed as interim Chief Financial Officer of the Company. The Board intends to commence a search for a permanent successor.
Past or future changes in the Company’s management team and to the Board, as well as the ongoing arbitration related to Mr. Press, may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the management team or the Board could have a negative impact on the Company’s ability to manage and grow its business effectively. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a negative impact on the Company’s results of operations and the price of the Company’s common stock.
Both we and our operating businesses outsource a number of services to third-party service providers, which are subject to disruptions, delays, and decrease in our control, which could adversely impact our results of operations.
Both we and our operating businesses outsource a number of services, including certain hosted software applications for confidential data storage and “cloud computing” technology for such storage to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations.
In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ “cloud computing” technology for such storage. These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises that are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if our third-party service providers do not perform as anticipated or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
We may be limited in our ability to use our net operating losses and certain other tax attributes.
Our ability to use our federal and state net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all or any portion of our net operating losses. In addition, utilization of net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the “ownership change” provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions, which may result in the expiration of net operating losses before future utilization. In general, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as research and development credit carryforwards) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which may be outside of our control, could in the future result in an ownership change. Although we have adopted a provision in our certificate of incorporation designed to discourage investors from acquiring ownership of our common stock in a manner that could trigger a Code Section 382 ownership change, and we have completed studies to provide reasonable assurance that a Code Section 382 ownership change limitation has not occurred, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, a Code Section 382 ownership change limitation were deemed to have occurred, utilization of our domestic net operating losses and tax credit carryforwards could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.

Data security and integrity are critically important to our business, and cybersecurity incidents, including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure, could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to their reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary data could result in significant harm to our reputation or the reputation of us or of any of our operating businesses.
The security and protection of our and their data is one of our top priorities. We and our operating businesses have devoted significant resources to maintain and regularly upgrade the wide array of physical, technical and contractual safeguards that we and they employ to provide security around the collection, storage, use, access and delivery of information we and they possess. We and they have implemented various measures to manage their risks related to system and network security and disruptions, but an actual or perceived security breach, a failure to make adequate disclosures to the public or relevant agencies following any such event or a significant and extended disruption in the functioning of its information technology systems could damage our or one of our operating businesses’ reputation and cause us to lose opportunities or them to lose clients, adversely impact our operations, sales and results of operations and require us or them to incur significant expense to address and remediate or otherwise resolve such issues.
Although neither we nor our business have incurred material losses or liabilities to date as a result of any breaches, unauthorized disclosure, loss or corruption of our or their data or inability of their clients to access their systems, such events could result in intellectual property or other confidential information being lost or stolen, including client, employee or business data, disrupt their operations, subject us or them to substantial regulatory and legal proceedings and potential liability and fines, result in a material loss of business and/or significantly harm our or their reputation. If we are unable to efficiently manage the vulnerability of our systems and effectively maintain and upgrade system safeguards, we and they may incur unexpected costs and certain of our or their systems may become more vulnerable to unauthorized access.
Due to concerns regarding data security and integrity, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. Complying with such numerous and complex regulations can be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and liability. In many jurisdictions, including North America and the European Union, Printronix is subject to laws and regulations relating to the collection, use, retention, security and transfer of this information including the European Union General Data Protection Regulation (“GDPR”). California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”) and the related California Privacy Rights Act (“CPRA”) that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which Printronix provides services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. For example, Printronix’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
If we or they are unable to protect our or their computer systems, software, networks, data and other technology assets it could have a material adverse effect on our or their business, financial condition and results of operations, and ultimately the value of our businesses.
Public health threats such as COVID-19 or other future pandemics could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.
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

Risks Related to the Recapitalization
The transactions contemplated by the Recapitalization Agreement may be delayed or not occur at all for a variety of reasons, which could prevent the Company from achieving the desired capital structure and have other adverse consequences.
Pursuant to the Recapitalization Agreement, and subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders, the Company will cause the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of January 7, 2020 (the “Certificate of Designations”) to be amended and restated in the form attached to the Recapitalization Agreement in order to remove the “4.89% blocker” provision and, on or prior to July 14, 2023, Starboard will convert an aggregate amount of 350,000 shares of our Series A Convertible Preferred Stock Preferred Stock (the “Series A Preferred Stock”) into common stock in accordance with the terms of the Certificate of Designations. There is a possibility that our stockholders may not approve the amendment to the Certificate of Designations and therefore the conversion of the Series A Preferred Stock will remain subject to the “4.89% blocker” in accordance with the Certificate of Designations.
The consummation of the Series B Warrant Exercise (as defined in Note 8 to the accompanying consolidated financial statements), pursuant to the Recapitalization Agreement, is subject to certain conditions, which may not be satisfied, including but not limited to: (i) the absence of any law or order prohibiting the consummation of the transaction as contemplated by the Recapitalization Agreement; (ii) the representations and warranties of the Company and Starboard being true and correct, subject to the materiality standards contained in the Recapitalization Agreement; and (iii) the Company and Starboard having complied in all material respects with their respective obligations under the Recapitalization Agreement.
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
Failure to complete the transactions contemplated by the Recapitalization Agreement could adversely affect our business and the market price of our common stock in a number of ways, including: the market price of our common stock may decline to the extent that the current market price reflects an assumption that these transactions will be completed; we have incurred, and will continue to incur, significant expenses for professional services in connection with these transactions for which we will have received little or no benefit if the transactions contemplated by the Recapitalization Agreement are not consummated; and a failure of these transactions to be completed may result in negative publicity and/or give a negative impression of us in the investment community or business community generally.
Upon the completion of the transactions pursuant to the Recapitalization Agreement, Starboard will beneficially own a significant portion of our outstanding common stock, and therefore have significant influence over the outcome of matters subject to stockholder approval, including a change of control, which could make our common stock less attractive to some investors or otherwise harm our stock price.
As a result of the completion of the transactions contemplated by the Recapitalization Agreement, including the issuance of 15,000,000 shares of common stock in the Concurrent Private Rights Offering (as defined herein), 31,506,849 shares of common stock in the Series B Warrants Exercise (as defined herein) and 9,589,042 shares of common stock in the Series A Convertible Preferred Stock conversion, Starboard may hold up to 61.3% of our common stock, representing up to 61.3% of the voting power of our common stock, based on 43,484,867 shares outstanding as of December 31, 2022.
Recognizing Starboard's significant ownership following the conclusion of the transactions contemplated under the Recapitalization Agreement, we agreed to certain governance provisions with Starboard including that for a period from the date of the Recapitalization Agreement until May 12, 2026 (the “Applicable Period”), the Board will include at least two (2) directors that are independent of, and not affiliates (as defined in Rule 144 of the Securities Act as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition. We and Starboard also agreed that Katharine Wolanyk will continue to serve as a director of the Company until at least May 12, 2024 (or such earlier date if Ms. Wolanyk is unwilling or unable to serve as a director for any reason or resigns as a director). The Company and Starboard also agreed that, following the closing of the Series B Warrants Exercise (the

“Closing”) until the end of the Applicable Period, the number of directors serving on the Board will not exceed 10 members.
The Recapitalization Agreement also includes a “fair price” provision requiring, in addition to any other stockholder vote required by the Company’s Certificate of Incorporation or Delaware law, the affirmative vote of the holders of a majority of the outstanding voting stock held by stockholders of the Company other than Starboard and its affiliates, by or with whom or on whose behalf, directly or indirectly, a business combination is proposed, in order to approve such a business combination; provided, that the additional majority voting requirement would not be applicable if either (x) the business combination is approved by the Board by the affirmative vote of at least a majority of the directors who are unaffiliated with Starboard or (y) (i) the consideration to be received by stockholders other than Starboard and its affiliates meets certain minimum price conditions, and (ii) the consideration to be received by stockholders other than Starboard and its affiliates is of the same form and kind as the consideration paid by Starboard and its affiliates.
Starboard will have significant influence over matters submitted to our stockholders for approval, including the election of directors, the approval of any merger, consolidation or sale of all or substantially all of our assets, other decisions affecting our capital structure; amendments to our certificate of incorporation or our bylaws; and our winding up and dissolution. This concentration of voting power might delay, defer or prevent a change in control or delay or prevent a merger, consolidation, takeover or other business combination involving us on terms that other stockholders may desire, which, in each case, could adversely affect the market price of our common stock.
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
Upon the completion of the transactions pursuant to the Recapitalization Agreement, we may become a "controlled company" within the meaning of the Nasdaq listing standards and, as a result, may qualify for, and may decide to rely on, exemptions from certain corporate governance requirements. If we decide to rely on those exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Upon the completion of the transactions pursuant to the Recapitalization Agreement, Starboard may control a majority of the voting power of our outstanding common stock. As a result, we may qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may avail itself of certain corporate governance exemptions afforded to controlled companies, including the requirements that a majority of the Board consist of independent directors, we have a nominating and corporate governance committee that is composed entirely of independent directors, and we have a compensation committee that is composed entirely of independent directors.
If we become a controlled company upon the completion of the transactions pursuant to the Recapitalization Agreement, we may decide to rely on some or all of these exemptions. Accordingly, if we decide to rely on those exemptions our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Risks Related to our Intellectual Property Business and Industry
Our intellectual property business is reliant on the strength of our patent portfolios and is subject to evolving legislation, regulations, and rules associated with patent law.
The success of our intellectual property business is heavily dependent obtaining and enforcing patents. Patent acquisition and enforcement is costly, time-consuming and inherently uncertain. Obtaining and enforcing patents across various industries, including the life science industry, involves a high degree of technological and legal complexity. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, U.S. Patent and Trademark Office ("USPTO") rules and regulations and the rules and regulations of foreign patent offices. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rulemaking, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce against patent infringement and obtain injunctions and/or damages. For example, over the past several years, the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce against patent infringement, and obtain injunctions and/or damages. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents, and whether Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us, which, may in turn, affect the value of our patent assets.
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
Additionally, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions. In addition, recent federal court decisions have lowered the threshold for obtaining attorneys’ fees in patent infringement cases and increased the level of deference given to a district court’s fee-shifting determination. These decisions may make it easier for district courts to shift a prevailing party’s attorneys’ fees to a non-prevailing party if the district court believes that the case was weak or conducted in an abusive manner. As a result, defendants in patent infringement actions brought by non-practicing entities may elect not to settle because these decisions make it much easier for defendants to get attorneys’ fees.
Finally, it is difficult to predict the outcome of patent enforcement litigation at the trial level and outcomes can be unfavorable. It can be difficult to understand complex patented technologies, and as a result, this may lead to a higher rate of unfavorable litigation outcomes. Moreover, in the event of a favorable outcome, there is often a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and a potential for delayed or foregone revenue opportunities in the event of modification or reversal of favorable outcomes. Although we diligently pursue enforcement litigation, we cannot predict with reliability the decisions made by juries and trial courts.
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
•The complexity of negotiations and potential magnitude of exposure for potential infringers associated with higher quality patent portfolios may lead to increased intervals of time between the filing of litigation and potential revenue events (i.e., markman dates, trial dates), which may lead to increased legal expenses, consistent with the higher revenue potential of such portfolios; and
•Fluctuations in overall patent portfolio related enforcement activities, which are impacted by the portfolio intake challenges discussed above that could harm our operating results and our financial position.
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
After prosecuting our patents, our Intellectual Property business can incur significant general and administrative and legal expense prior to entering into license agreements and generating license revenues. We spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins.
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
Outsourced providers and component suppliers have played, and will continue to play, a key role in Printronix’s manufacturing operations, field installation and support, and many of its transactional and administrative functions, such as information technology, facilities management, and certain elements of our finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with us or be unable to meet our requirements or expectation due to their independent business decisions, or force majeure events that could interrupt or impair their continued ability to perform as we expect.
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
Failure of certain of our operating businesses to manage inventory levels or production capacity may negatively impact our results of operations.
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
Printronix expects approximately 48.0% of its revenue for its fiscal year ending March 31, 2023 will be derived from the sale of supplies. Our future results of operations may be adversely affected if the consumption of Printronix’s supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs. Further, changes of printing behavior driven by adoption of electronic processes and/or use of mobile devices such as tablets and smart phones by businesses could result in a reduction in printing, which could adversely impact consumption of supplies.
Due to the international nature of certain of our operating businesses, changes in a country’s or region’s political or economic conditions or other factors could negatively impact the results of operations of certain of our operating businesses.
We expect revenue derived from international sales will comprise approximately 53.3% of Printronix’s revenue for its fiscal year ending March 31, 2023. Accordingly, Printronix’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions; foreign currency exchange rate fluctuations; conflict and war; trade protection measures; local labor regulations; import, export or other licensing requirements; requirements related to making foreign direct investments; and unexpected changes in legal or regulatory requirements. As an example, in addition to indirectly raising transportation costs of the raw materials Printronix uses to manufacture its products, the invasion of Ukraine by Russia in March 2022 required Printronix to adapt its operations and require its customers in the region to pre-pay expenses such that Printronix can avoid accruing accounts receivable. The duration and magnitude of the impacts of Russia’s invasion of Ukraine on Printronix’s business remain uncertain, and we will continue to monitor the situation and adapt our operations accordingly.
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
Due to the nature of our intellectual property business and reliance on our operating businesses on intellectual property, legal expenses associated with acquisitions, uncertainties regarding the amount and timing of our receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees, and certain other factors, our revenues may vary significantly from quarter to quarter and period to period, which could make our business difficult to manage, adversely affect our business and results of operations, and cause our quarterly and periodic results to fall below market expectations. As a result of these factors, quarter-to-quarter comparisons of our financial results, especially in the short term, may have limited utility as an indicator of future performance. Significant variation in our quarterly performance, compounded by the thin trading volume of our common stock, could significantly and adversely affect the trading price of our common stock.
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
The issuance of the Starboard Securities (defined below) to Starboard and its permitted transferees dilutes the ownership and relative voting power of holders of our common stock and Starboard's sale of Company securities may adversely affect the market price of our common stock.
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
The Series A Preferred Stock held by Starboard represents approximately 17.1% of our outstanding common stock on an as-converted basis. Because holders of our Series A Preferred Stock are entitled to vote, on an as-converted basis, together with holders of our common stock on all matters submitted to a vote of the holders of our common stock, the issuance of the Series A Preferred Stock to Starboard effectively reduces the relative voting power of the holders of our common stock.
In addition, the conversion and/or exercise of the Starboard Securities into common stock would dilute the ownership interest of existing holders of our common stock. Furthermore, any sales in the public market of the common stock issuable upon conversion or exercise of the Starboard Securities could adversely affect prevailing market prices of our common stock. On February 14, 2023, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with Starboard and certain of its affiliates, as contemplated by the Recapitalization Agreement. Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale of certain shares of our common stock issuable or issued to Starboard and such affiliates pursuant to or in accordance with Section 1.1 of the Recapitalization Agreement, including the shares issued to Starboard in the Concurrent Private Rights Offering (as defined below), within 90 days after a written request made prior to the first anniversary of the Closing Date (as defined in the Registration Rights Agreement). The Registration Rights Agreement also provides Starboard and such affiliates with additional rights to require that the Company file a registration statement in other circumstances. These registrations may facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Starboard of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
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
Subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders, (i) the Company will cause the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of January 7, 2020 (the “Certificate of Designations”) to be amended and restated in the form attached to the Recapitalization Agreement in order to remove the “4.89% blocker” provision and (ii) on or prior to July 14, 2023,Starboard will convert an aggregate amount of 350,000 shares of Series A Preferred Stock into Common Stock in accordance with the terms of the Certificate of Designations.
We agreed to certain Governance Provisions with Starboard.
In connection with the Starboard Investment, the Company and Starboard entered into a Governance Agreement, dated as of November 18, 2019 and amended on January 7, 2020, (the "Governance Agreement"), which granted to Starboard certain consent and other governance rights.
Under the Recapitalization Agreement, we agreed with Starboard that for a period from the date of the Recapitalization Agreement until May 12, 2026 (the “Applicable Period”), the Board will include at least two (2) directors that are independent of, and not affiliates (as defined in Rule 144 of the Securities Act as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition. We and Starboard also agreed that Katharine Wolanyk will continue to serve as a director of the Company until at least May 12, 2024 (or such earlier date if Ms. Wolanyk is unwilling or unable to serve as a director for any reason or resigns as a director). Additionally, within five (5) business days following the date of the Recapitalization Agreement, the Company appointed Gavin Molinelli as a Board member and as Chair of the Board. The Company and Starboard also agreed that, following the closing of the Series B Warrants Exercise (the “Closing”) until the end of the Applicable Period, the number of directors serving on the Board will not exceed 10 members. Following the Closing, the Governance Agreement shall be automatically terminated and of no further force and effect without any further action by any party thereto.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Corporate
Our principal executive office is located in New York, New York, where we lease approximately 8,600 square feet of office space, under a lease agreement that expires in 2025. We also have an office for operational and administrative functions located in Irvine, California, where we lease approximately 8,293 square feet of office space, under a lease agreement that expires in 2024. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information.
Intellectual Property Operations
Our intellectual property business and its subsidiaries, are based in Frisco, Texas, where we lease office space under a lease agreement that expires in 2023. One additional subsidiary leases office space in Austin, Texas that also expires in 2023. We believe that our intellectual property business' facilities are adequate, suitable and of sufficient capacity to support its immediate needs.

Industrial Operations
Printronix conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through 2028. Printronix's principal executive office is located in Irvine, California, under a lease agreement that expires in 2026. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. We believe that Printronix's facilities are adequate, suitable and of sufficient capacity to support its immediate needs. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information.
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
Holders of Common Stock
On March 13, 2023, there were 62 owners of record of our common stock. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but includes each such institution as one record holder.
Dividend Policy
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.
Stock Repurchases
There were no stock repurchases during the quarter ended December 31, 2022.
Refer to Note 12 to the consolidated financial statements elsewhere herein for additional information related to past repurchase programs.
ITEM 6. [Reserved]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these "forward-looking statements" as a result of various factors including the risks we discuss in Item 1A “Risk Factors,” and elsewhere herein. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.”
General
We are an opportunistic capital platform that purchases businesses based on the differentials between public and private market valuations. We use a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex situations, where value is not fully recognized in the public markets, where values of certain operations are masked by a diversified business mix, or where private ownership has not invested capital necessary to drive long-term value. We aim to operate a transactional platform through which we can initiate a strategic block position in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such Special Purpose Acquisition Companies, which are narrowly focused on completing one singular, defining acquisition.
We have a strategic relationship with Starboard that has provided, and we expect will continue to provide, us with industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided ready access to its extensive network of highly successful industry executives and, as part of our relationship, Starboard assists with sourcing and evaluating appropriate acquisition opportunities.
Our focus is companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
Our business is described more fully in Item 1. "Business," of this annual report.
Intellectual Property Operations
We invest in IP and related absolute return assets and engage in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under Acacia Research Group, LLC and its wholly-owned subsidiaries ("ARG"), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. As of December 31, 2022, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $849.2 million to our patent partners.

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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through December 31, 2022. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
For more information related to our Industrial Operations, refer to the section entitled "Industrial Printing Solutions" below.
Recent Business Developments and Trends
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement with the Investors, pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization. For a detailed description of the Recapitalization and the actions taken and contemplated to be taken in connection therewith, see Note 8 to the consolidated financial statements elsewhere herein.
Change of Chief Executive Officer
Since 2021, we have announced various changes to our Board and senior management, including
•Effective November 1, 2022, Clifford Press resigned as the Chief Executive Officer and President of the Company, and as a member of the Board. Mr. Press’ resignation was not due to any disagreement with the Company on any matter relating to its operations, policies, practices or otherwise known to any executive officer of the Company.
•Effective November 1, 2022, Martin D. McNulty Jr., the Company’s current Chief Operating Officer and Head of M&A, was appointed interim Chief Executive Officer of the Company and will serve as the Principal Executive Officer of the Company. The Board intends to commence a search for a permanent successor.
In addition, there have been other changes to the Company’s management and the Board, as discussed in “Item 1A. Risk Factors — Risks Related to Our Business, Business Strategy, and Platform — Recent changes in the Company’s management team and board of directors, as well as ongoing litigation related to the Company’s former Chief Executive Officer, may be disruptive to, or cause uncertainty in, the Company’s business, results of operations and the price of the Company’s common stock.” Changes in leadership and key management positions have inherent risks, and there are no assurances that any of our recent changes will not affect our operations and financial condition.
Acquisitions
In October 2021, we consummated our first operating company in connection with our acquisition of Printronix. We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through December 31, 2022. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.

In June 2020 we acquired the Life Sciences Portfolio. In connection with the purchase of the equity securities in the Life Sciences Portfolio, we issued to the Investors $115.0 million principal amount of our senior secured notes, or Notes. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company. As of December 31, 2022, we have monetized a majority of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
Business Strategy
We intend to grow our company by acquiring additional operating businesses and intellectual property assets. However, we may not complete any acquisitions, and any acquisitions that we complete will be costly and could negatively affect our results of operations, and dilute our stockholders’ ownership, or cause us to incur significant expense, and we may not realize the expected benefits of acquisitions.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this report, our operating subsidiaries have four pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. Refer to Item 1A “Risk Factors— Risks Related to our Intellectual Property Business and Industry” for additional information regarding patent litigation and related risks.
Litigation and Licensing Expense
We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. Refer to Item 1A “Risk Factors” for additional information regarding litigation and licensing expense risk.
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

During the year ended December 31, 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
Recent Business Matters
Recapitalization Agreement
In order to establish a strategic and ongoing relationship between the Company and Starboard, on November 18, 2019, the Company and Starboard entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), which provided the terms of Starboard’s initial capital commitment in the Company (the “2019 Transaction”). As a result of the 2019 Transaction, which was approved by the Company’s stockholders for purposes of NASDAQ Rules 5635(b) and 5635(d) at a stockholder meeting held on February 14, 2020, Starboard acquired the following securities and ownership positions in the Company: (i) 350,000 shares of Series A Preferred Stock, (ii) Series A Warrants to purchase up to 5,000,000 shares of common stock (the “Series A Warrants”) and (iii) Series B Warrants to purchase up to 100,000,000 shares of common stock. The Securities Purchase Agreement also established the terms of certain senior secured notes issued by the Company.
On November 12, 2021, the Board formed a Special Committee comprised of directors not affiliated or associated with Starboard in order to explore the possibility of simplifying the Company’s capital structure. Management of the Company believes that the Company’s capital structure, with multiple different series of securities, makes it difficult for investors to understand and value the Company and is an impediment to new public investment.
Further to this purpose and following ongoing negotiations with Starboard, on October 30, 2022 the Company entered into a Recapitalization Agreement with Starboard, pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure.
Under the Recapitalization Agreement, the Company and Starboard agreed, among other things, to take all of the following actions in connection with restructuring Starboard’s existing investments in the Company:
•Series A Warrants. Within five (5) business days following the date of the Recapitalization Agreement, Starboard exercised all of the Series A Warrants for cash, and the Company issued to Starboard 5,000,000 shares of common stock in accordance with the terms of the Series A Warrants and paid to Starboard an aggregate amount of $9,000,000 representing a negotiated settlement of the foregone time value of the Series A Warrants (which amount was paid through a reduction in the exercise price of the Series A Warrants).
•Preferred Stock. Subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders, (i) the Company will cause the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of January 7, 2020 (the “Certificate of Designations”) to be amended and restated in the form attached to the Recapitalization Agreement in order to remove the “4.89% blocker” provision and (ii) on or prior to July 14, 2023, Starboard will convert an aggregate amount of 350,000 shares of Series A Preferred Stock into common stock in accordance with the terms of the Certificate of Designations.
•Series B Warrants. On or prior to July 14, 2023, Starboard will irrevocably exercise 31,506,849 of the Series B Warrants (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common stock occurring after the date of the Recapitalization Agreement), through a “Note Cancellation” (as defined in the Series B Warrants) or a combination of a “Note Cancellation” and a “Limited Cash Exercise” (as defined in the Series B Warrants) in accordance with the terms of the Series B Warrants, as determined by Starboard (the “Series B Warrants Exercise”). The remaining Series B Warrants will be cancelled immediately following the completion of the Rights Offering.
•Rights Offering. The Company agreed to launch the Rights Offering described in further detail in the section titled “Rights Offering and Concurrent Private Rights Offering” below. In connection with the Rights Offering, the Company agreed to provide Starboard with rights to purchase 28,647,259 shares of common stock and Starboard committed to purchase a minimum of 15,000,000 shares of common stock.
•Recapitalization Payment. At the closing of the Series B Warrants Exercise, the Company will pay to Starboard an aggregate amount of $66,000,000 (the “Recapitalization Payment”) representing a negotiated settlement of the foregone time value of the Series B Warrants and the Series A Preferred Stock (which amount will be paid through a reduction in the exercise price of the Series B Warrants). If stockholder approval for the amendment to the Certificate of Designations to remove the “4.89% blocker provision” is not obtained, the Recapitalization Payment will be reduced by $12,700,000.
•Governance. Under the Recapitalization Agreement, the parties agreed that for a period from the date of the Recapitalization Agreement until May 12, 2026 (the “Applicable Period”), the Board of the Company will include at least two (2) directors that are independent of, and not affiliates (as defined in Rule 144 of the Securities Exchange Act of 1934, as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition under the Recapitalization Agreement. The parties also agreed that Katharine Wolanyk would continue to serve as a director of the Company until at least May 12, 2024 (or such earlier date if Ms. Wolanyk is unwilling or unable to serve as a director for any reason or resigns as a director). Additionally, the Company appointed Gavin Molinelli as a member and as Chair of the Board. The Company and Starboard also agreed that, following the closing of the Series B Warrants Exercise until the end of the Applicable Period, the number of directors serving on the Board will not exceed 10 members. Effective as of the later of the Closing and the date on which none of the Notes (as defined in Note 8 to the accompanying consolidated financial statements) remain outstanding, the existing Governance Agreement will be automatically terminated.
Refer to Note 8 to the consolidated financial statements elsewhere herein for more information.
Rights Offering and Concurrent Private Rights Offering
On February 14, 2023, the Company commenced the Rights Offering. Under the terms of the Rights Offering, the Company distributed non-transferable subscription rights to record holders (“Eligible Securityholders”) of the Company’s common stock held as of 5 p.m. Eastern time on February 13, 2023, the record date for the Rights Offering. The subscription period for the Rights Offering terminated at 5 p.m. Eastern time on March 1, 2023 (the “Expiration Time”). Pursuant to the Rights Offering, Eligible Securityholders received one non-transferable subscription right (a “Subscription Right”) for every four shares of common stock owned by such Eligible Securityholders. Each Subscription Right entitled an Eligible Securityholder to purchase, at such Eligible Securityholder’s election, one share of common stock at a price of $5.25 per share (the “Subscription Price”).
Starboard received private subscription rights to purchase common stock at the Subscription Price pursuant to a concurrent private rights offering (the “Concurrent Private Rights Offering”) in connection with their ownership of common stock and, on an as-converted basis, the Company’s Series B Warrants and shares of the Series A Preferred Stock. The private subscription rights provided to Starboard pursuant to the Concurrent Private Rights Offering were on substantially the same terms as the Subscription Rights, and were distributed substantially concurrently with the distribution of the Subscription Rights and expired at the Expiration Time. The Company received aggregate gross proceeds of approximately $361,000 from the Rights Offering and aggregate gross proceeds of approximately $78.8 million from the Concurrent Private Rights Offering and issued an aggregate of 15,068,753 shares of common stock.

Industrial Operations Acquisition
Refer to “Recent Business Developments and Trends – Acquisitions” above for information related to our Printronix acquisition.
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
Industrial Operations
Refer to "Industrial Printing Solutions" above for information related to Printronix's operating activities.
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations and Industrial Operations segment revenues and cost of revenues, may be found in Note 2 to the consolidated financial statements elsewhere herein.

Results of Operations
The results reflected in this section with respect to Printronix include results for the full year ended December 31, 2022 compared to an approximate three month period ended December 31, 2021 following our acquisition of Printronix.
Summary of Results of Operations

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$59,223	$88,047	$(28,824)	(33%)
Total costs and expenses	99,315	73,502	25,813	35%
Operating (loss) income	(40,092)	14,545	(54,637)	(376%)
Total other (expense) income	(87,058)	160,107	(247,165)	(154%)
(Loss) income before income taxes	(127,150)	174,652	(301,802)	(173%)
Income tax benefit (expense)	16,211	(24,287)	40,498	(167%)
Net (loss) income attributable to Acacia Research Corporation	(125,065)	149,197	(274,262)	(184%)
Results of Operations - year ended December 31, 2022 compared with the year ended December 31, 2021
Total revenues decreased $28.8 million to $59.2 million for the year ended December 31, 2022, as compared to $88.0 million for the year ended December 31, 2021, due to a decrease in our Intellectual Property Operations revenues. ARG executed 17 new license agreements during 2022, a decrease of six versus the comparable prior period, which contributed to Intellectual Property Operations revenues decreasing by $56.5 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decrease was offset by the additional net revenues contributed from Printronix of $27.7 million. Refer to "Revenues" below for further detailed discussion.
Loss before income taxes was $127.2 million for the year ended December 31, 2022, as compared to income of $174.7 million in the prior year. The net decrease was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $70,000, from $1.1 million to $1.2 million in 2022, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Contingent legal fees decreased $9.6 million, from $12.1 million to $2.4 million in 2022, primarily due to the decrease in Intellectual Property Operations revenues described above. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Litigation and licensing expenses decreased $1.5 million, from $5.5 million to $4.0 million in 2022, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Amortization of patents expense from our intellectual property operations increased $552,000, from $9.9 million to $10.4 million in 2022, due to an increase in scheduled amortization resulting from the new portfolio acquired in 2021. Refer to "Cost of Revenues – Intellectual Property Operations" below.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses for 2022 added a total of $19.5 million to our consolidated operating expenses. Refer to "Cost of Revenues – Industrial Operations" and "Operating Expenses" below for further discussion.
•We recognized other patent portfolio expense of $162,000 in 2021 for settlement and contingency expenses.

•General and administrative expenses increased $17.0 million, from $35.7 million to $52.7 million in 2022, primarily due to higher parent company and Intellectual Property Operations costs including, parent company consulting and legal fees related to the Recapitalization Agreement and the Life Sciences Portfolio, severance expense, compensation expense for share-based awards, personnel costs and board fees, accounting fees, and $7.2 million from our Industrial Operations general and administrative costs and amortization expense. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $1.8 million, from $2.1 million to $3.8 million in 2022, primarily due to restricted stock and option grants issued to employees and the Board in 2022 and 2021, which includes a partial offset by forfeitures for terminated employees.
•Unrealized loss from the change in fair value of our equity securities was $263.7 million in 2022, as compared to an unrealized gain of $87.5 million in the prior year. The unrealized loss and gain were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized loss primarily relates to the reversal of prior period unrealized gains for Life Sciences Portfolio securities that were sold for a realized gain in 2022. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of our equity securities increased $9.2 million, from $116.1 million to $125.3 million in 2022. The realized gains were derived from our Life Sciences Portfolio and trading securities portfolio. The current period realized gain primarily relates to sales activity from two Life Sciences Portfolio securities and one trading security. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture was $42.5 million in 2022, as compared to $3.5 million in the prior year. Refer to "Equity Securities Investments" below for a detailed discussion.
•We recognized an unrealized loss of $2.8 million on the fair value investment and a realized gain on sale of investment of $3.6 million in 2021 related to our former investment in Veritone. Refer to "Equity Securities Investments" below for further discussion.
•Unrealized gain from the Series A and Series B warrants and the embedded derivative fair value measurements was $13.1 million in 2022, as compared to an unrealized loss of $40.4 million in the prior year. We recognized an unrealized gain of $15.1 million from the fair value measurements of the Series A and Series B warrants and the embedded derivative in 2022, partially offset by a loss of $2.0 million upon the exercise of the Series A warrants in November 2022. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities.
•Loss on foreign currency exchange increased $3.2 million, from $89,000 to $3.3 million in 2022. The increase was primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.
•Interest expense on Senior Secured Notes decreased $1.5 million, from $7.9 million to $6.4 million in 2022, due to decreased interest expense related to recent Note activity. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $5.4 million in 2022, as compared to $501,000 in the comparable prior period, mainly due to an increase in dividend income from our cash equivalents and equity security investments. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.

Revenues
Intellectual Property Operations
ARG's revenue activity for the periods presented included the following:

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$17,788	$73,585	$(55,797)	(76%)
Recurring license revenue agreements	1,720	2,458	(738)	(30%)
Total revenues	$19,508	$76,043	$(56,535)	(74%)

New license agreements executed	17	23	(6)	(26%)
Licensing and enforcement programs generating revenues	8	9	(1)	(11%)
Licensing and enforcement programs with initial revenues	—	4	(4)	(100%)
New patent portfolios	—	1	(1)	(100%)
For the periods presented above, the majority of the revenue agreements executed provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $55.8 million due to a decrease in the number of agreements executed and a decrease in the average revenue per agreement. Recurring revenue, that provides for quarterly sales-based license fees, decreased $738,000 from various on-going license arrangements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Industrial Operations
Printronix's net revenues for the periods presented included the following:

	Year Ended December 31, 2022	October 7, 2021 to December 31, 2021	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$16,118	$4,961	$11,157	225%
Consumable products	19,314	5,973	13,341	223%
Services	4,283	1,070	3,213	300%
Total	$39,715	$12,004	$27,711	231%
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Printing Solutions” above for additional information related to Printronix's operating activities.

Cost of Revenues
Intellectual Property Operations

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$1,212	$1,142	$70	6%
Contingent legal fees	2,444	12,074	(9,630)	(80%)
Litigation and licensing expenses	3,970	5,462	(1,492)	(27%)
Amortization of patents	10,403	9,851	552	6%
Other patent portfolio expense	—	162	(162)	(100%)
Total	$18,029	$28,691	$(10,662)	(37%)
Refer to detailed change explanations above for the year ended December 31, 2022 cost of revenues from our Intellectual Property Operations.
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
Industrial Operations
Printronix's cost of sales for the years ended December 31, 2022 and 2021 was $19.4 million and $7.4 million, respectively. Printronix's cost of sales figures include the full year ended December 31, 2022 compared to an approximate three month period ended December 31, 2021 following our acquisition of Printronix. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's cost of sales.
Operating Expenses

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$626	$200	$426	213%
Sales and marketing expenses - industrial operations	8,621	1,538	7,083	461%

General and administrative costs - intellectual property operations	5,428	6,177	(749)	(12%)
General and administrative costs - industrial operations	9,986	2,797	7,189	257%
Parent general and administrative expenses	37,266	26,692	10,574	40%
Total general and administrative expenses	52,680	35,666	17,014	48%
Total	$61,927	$37,404	$24,523	66%
The operating expenses table above includes the Company's general and administrative expenses by operation and Printronix's engineering and development expenses and sales and marketing expenses. The periods presented above include Printronix's operating expenses for the full year ended December 31, 2022 compared to an approximate three month period ended December 31, 2021 following our acquisition of Printronix. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

Years Ended December 31,
2022 vs. 2021
(In thousands)
Personnel costs and board fees	$1,391
Variable performance-based compensation costs	(848)
Other general and administrative costs	4,836
General and administrative costs - industrial operations	5,856
Amortization of industrial operations intangible assets	1,333
Compensation expense for share-based awards	1,767
Non-recurring employee severance costs	2,679
Total change in general and administrative expenses	$17,014
General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and compensation expense for share-based awards, office and facilities costs, legal and accounting professional fees, public relations, stock administration, business development, fixed asset depreciation, amortization of Industrial Operations intangible assets, state taxes based on gross receipts and other corporate costs. The table above includes our Industrial Operations general and administrative expenses for the full year ended December 31, 2022 compared to an approximate three month period ended December 31, 2021 following our acquisition of Printronix.
The increases in personnel cost and board fees for the periods presented were primarily due to an increase in headcount and related costs. The decrease in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation accruals. The increases in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to parent company consulting and legal fees related to the Recapitalization Agreement and the Life Sciences Portfolio and higher accounting fees. Compensation expense for share-based awards increased primarily due to restricted stock and option grants issued to employees and the Board in 2022 and 2021. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Industrial Operations related general and administrative costs and amortization contributed to the increased expenses in 2022. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(263,695)	$87,527	$(351,222)	(401%)
Gain on sale of equity securities	125,318	116,129	9,189	8%
Earnings on equity investment in joint venture	42,531	3,530	39,001	1,105%
Net realized and unrealized (loss) gain	(95,846)	207,186	(303,032)	(146%)
Change in fair value of investment	—	(2,752)	2,752	(100%)
Gain on sale of investment	—	3,591	(3,591)	(100%)
Total net realized and unrealized (loss) gain	$(95,846)	$208,025	$(303,871)	(146%)

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
Our results included an unrealized loss from the change in fair value of our equity securities as compared to an unrealized gain in the prior period, while realized gains from the sale of our equity securities increased, as compared to the prior period. These changes were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized loss primarily relates to the reversal of prior period unrealized gains for Life Sciences Portfolio securities that were sold for a realized gain in 2022. The current period realized gain primarily relates to sales activity from two Life Sciences Portfolio securities and one trading security.
During 2021, we began to recognize earnings on our equity investment in joint venture, which is part of the Life Sciences Portfolio. In April 2022, such investment received a certain drug approval from the United States Food and Drug Administration. On a consolidated basis, we were due a milestone payment in the amount of $40.0 million, with interest accrued at 8.5% per year. Our portion of that milestone payment in the amount of $27.2 million, which includes accrued interest, was received in November 2022. In June 2022, in connection with the submission to the European Medicines Agency, on a consolidated basis, we were due an additional milestone payment in the amount of $1.8 million. Our portion of that milestone payment was received in July 2022. During 2022, we recorded consolidated earnings on equity investment of $42.5 million, including the two milestones and accrued interest. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
Our prior year results included an unrealized loss on the fair value investment in Veritone, while we recognized a realized gain on sale of the equity investment in Veritone. Acacia no longer has an investment in Veritone common stock and warrants. Refer to additional change explanations above. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our former investment in Veritone.
Income Taxes

	Years Ended December 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$16,211	$(24,287)	$40,498	(167%)
Effective tax rate	(13)%	14%	n/a	(27)%
Our income tax benefit for the year ended December 31, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized losses recorded, expiration of foreign tax credits and changes in the valuation allowance. Our income tax expense for the year ended December 31, 2021 is primarily comprised of foreign taxes withheld and refunded on revenue agreements with licensees in foreign jurisdictions, state taxes, and the impact of valuation allowance changes.
Our 2022 effective tax rates were lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits and changes in valuation allowance. Our 2021 effective tax rates were lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2022 and 2021. Refer to Notes 2 and 15 to the consolidated financial statements elsewhere herein for additional income tax information.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the year ended December 31, 2022, our Printronix subsidiary experienced some inflation from higher freight costs and in the cost of raw materials than in previous years. While Printronix inventory costs have been impacted by these inflationary pressures, up to this point Printronix has generally been able to adjust selling prices in response to these higher costs.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of December 31, 2022, are recognized as liabilities or generally are otherwise described in Note 11, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Our most significant liabilities as reflected on our balance sheet as of December 31, 2022 include the Senior Secured Notes and, because of certain provisions in the related agreements that provide for net cash settlement upon a change in control, the Series B Warrants. For additional information, see Note 8, "Starboard Investment" to the consolidated financial statements included elsewhere herein. The Senior Secured Notes mature on July 14, 2023. In accordance with the terms of the Recapitalization Agreement, on or prior to July 14, 2023, a portion of the Series B Warrants are expected to be exercised for common stock through the Series B Warrants Exercise. In addition to the foregoing, we will be required to make the Recapitalization Payment at the closing of the Series B Warrants Exercise.
Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 11 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At December 31, 2022, we had unrecognized tax benefits, as further described in Note 15 to the consolidated financial statements.
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
Our primary sources of liquidity are cash and cash equivalents on hand generated from our operating activities, and as deemed appropriate by management from our availability of Senior Secured Notes (discussed in Note 8 to the consolidated financial statements elsewhere herein). We expect to satisfy our obligations under the existing Senior Secured Notes that mature on July 14, 2023 and make the Recapitalization Payment with cash on hand.
Furthermore, we intend to grow our company by acquiring additional operating businesses and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances, anticipated cash flows from operations and the transactions taken and contemplated to be taken in connection with the Recapitalization, and our availability of Senior Secured Notes will be sufficient to meet our cash requirements through at least twelve months from the date of this report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents, equity securities and long-term restricted cash totaled $349.4 million at December 31, 2022, compared to $671.1 million at December 31, 2021.

Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Years Ended December 31,
	2022	2021
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(37,336)	$13,326
Investing activities	184,464	35,751
Financing activities	(166,137)	59,738
Effect of exchange rates on cash and cash equivalents	(2,566)	—
(Decrease) increase in cash and cash equivalents and restricted cash	$(21,575)	$108,815
Cash Flows from Operating Activities
Cash receipts from ARG's licensees totaled $16.6 million and $75.8 million for the years ended December 31, 2022 and 2021, respectively. Cash receipts from Printronix's customers totaled $40.5 million and $11.7 million for the year ended December 31, 2022 and the period from October 7, 2021 through December 31, 2021, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash used in operations for the year ended December 31, 2022 was $37.3 million, compared to $13.3 million cash provided by operations in the prior year. Our 2022 cash used in operations was due to net outflows from the total changes in assets and liabilities (refer to Working Capital discussion below), most notably from a patent cost related payment of $6.0 million (refer to Note 6 to the consolidated financial statements elsewhere herein for additional information), inventory related purchases and royalties and contingent legal fees related payments, and by the total change in net loss (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at December 31, 2022 decreased to $15.1 million, compared to $4.3 million at December 31, 2021, which was comprised of the changes discussed below.
Accounts receivable decreased to $8.2 million at December 31, 2022, compared to $9.5 million at December 31, 2021. Refer to the related cash receipts discussion above. Printronix's inventories increased to $14.2 million at December 31, 2022, compared to $8.9 million at December 31, 2021. Prepaid expenses and other current assets increased to $19.4 million at December 31, 2022, compared to $4.8 million at December 31, 2021, primarily due to certain patent related costs incurred of $15.0 million (refer to Note 6 to the consolidated financial statements elsewhere herein for additional information). Accounts payable, accrued expenses and other current liabilities and accrued compensation increased to $24.8 million at December 31, 2022, compared to $15.4 million at December 31, 2021, primarily due to accrued patent costs of $9.0 million (refer to Note 6 to the consolidated financial statements elsewhere herein for additional information), severance accruals in the fourth quarter of 2022 and higher accounting fees. Royalties and contingent legal fees payable decreased to $699,000 at December 31, 2022, compared to $2.5 million at December 31, 2021 due to the reversal of a previously recorded accrual. Printronix's current deferred revenue increased to $1.2 million at December 31, 2022, compared to $1.1 million at December 31, 2021.

Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Years Ended December 31,
	2022	2021
	(In thousands)
Acquisition, net of cash acquired	$—	$(33,250)
Patent acquisition	(5,000)	(21,000)
Sale of investment at fair value	—	3,591
Purchases of equity securities	(112,142)	(66,624)
Sales of equity securities	273,934	154,784
Cash distributed for notes receivable	—	(4,021)
Distributions received from equity investment in joint venture	28,404	2,362
Purchases of property and equipment	(732)	(91)
Net cash provided by investing activities	$184,464	$35,751
Cash flows from investing activities for the year ended December 31, 2022 increased to $184.5 million, as compared to cash flow of $35.8 million in the prior year, primarily due to net cash inflows from our Life Sciences Portfolio and trading securities portfolio equity securities transactions in 2022. Refer to “Other Income/Expense – Equity Securities Investments” above for additional information.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Years Ended December 31,
	2022	2021
	(In thousands)
Repurchase of common stock	$(50,988)	$(4,012)
Issuance of Senior Secured Notes, net of lender fee	—	115,000
Paydown of Senior Secured Notes	(120,000)	(50,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(2,799)	(1,452)
Taxes paid related to net share settlement of share-based awards	(1,600)	—
Proceeds from exercise of Series A warrants	9,250	—
Proceeds from exercise of stock options	—	202
Net cash (used in) provided by financing activities	$(166,137)	$59,738
Cash outflows from financing activities for the year ended December 31, 2022 increased to $166.1 million, as compared to cash flow of $59.7 million in the prior year, primarily due to activity related to our Senior Secured Notes and our common stock repurchases (refer to Note 12). Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information related to the Senior Secured Notes.
On October 30, 2022, the Company entered into a Recapitalization Agreement with Starboard and the Investors. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information.
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
•valuation of Series B Warrants;
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
Valuation of Long-lived Assets, Goodwill and Other Intangible Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. For additional information regarding ARG's patent portfolio valuation estimates, refer to Note 2 to the consolidated financial statements. The Company did not record any long-lived asset, patent or other intangible asset impairment charges for the years ended December 31, 2022 and 2021.
Goodwill asset impairment reviews include determining the estimated fair values of our reporting units. We evaluate Goodwill for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may vary materially from the forecasts. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to operations as an impairment loss. The Company's goodwill balance relates to Printronix, which was acquired on October 7, 2021, refer to Note 1 to the consolidated financial statements for additional information. The Company did not record any goodwill impairment charges for the years ended December 31, 2022 and 2021.
Valuation of Series B Warrants
The fair value of the Series B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Note 9 to the consolidated financial statements for detailed information related to these fair value measurements. Of the assumptions used in the Black-Scholes option-pricing model, volatility changes would have the most significant impact on the fair value. As of December 31, 2022, a hypothetical 10% increase in the volatility would have resulted in an increased liability balance of approximately $133,000 in our Series B Warrants. Refer to Note 8 to the consolidated financial statements for more information.
Valuation of Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. An as-converted value is currently used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock. Refer to Note 9 to the consolidated financial statements for detailed information related to this fair value measurement. Of the assumptions used in the as-converted model, discount rate changes would have the most significant impact on the fair value. As of December 31, 2022, a hypothetical 1% increase in the discount rate would have resulted in an increased liability balance of approximately $959,000. Refer to Note 8 to the consolidated financial statements for more information.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2022 and 2021. These assets primarily consist of foreign tax credits and net operating loss carryforwards. Refer to Note 15 to the consolidated financial statements for additional information.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our equity securities without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the equity securities to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and equity securities in a variety of securities. Cash equivalents are comprised of investments in U.S. treasury securities and AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. Declines in interest rates over time will, however, reduce our interest income.
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
As of December 31, 2022 and 2021, the carrying value of our equity investments in public and private companies was $98.4 million and $398.5 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of December 31, 2022, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $6.2 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts, a note receivable and certain equity security investments. As of December 31, 2022, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $4.3 million effect on our financial position and results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
In connection with Lawrence Wesley Golby’s resignation in November 2022, Mr. Golby and ARG entered into a Separation Agreement and General Release of Claims (the “Golby Separation Agreement”), pursuant to which, Mr. Golby became entitled to receive (i) base salary continuation from November 28, 2022 through February 17, 2023, which totaled $512,000 (ii) a lump sum cash payment equal to $410,096.10, and (iii) payment for three months of both the employer and employee portions of monthly COBRA, which totaled $10,000. In exchange, Mr. Golby released ARG and the Company of any and all claims other than those that by law may not be waived or that relate to Mr. Golby’s vested benefits or the terms of the Golby Separation Agreement. Pursuant to the Golby Separation Agreement, Mr. Golby agreed to certain standstill provisions through February 17, 2023. This agreement is filed herewith, refer to Part IV, Item 15, “Exhibits” below.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
Code of Conduct
We have adopted a Code of Conduct that applies to all employees, including our principal executive officer and principal financial officer and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

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

3.3	Fourth Amended and Restated Bylaws (incorporated by reference to the Current Report on Form 8-K filed on May 20, 2022)
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

4.2	Description of Acacia Research Corporation Capital Stock (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
4.3	Form of Senior Secured Note (incorporated by reference to the Current Report on Form 8-K filed on October 6, 2021)

4.4	Form of Series A Warrant to Purchase Common Stock (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
4.5	Form of Series B Warrant to Purchase Common Stock (incorporated by reference to Appendix D to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)
4.6	Form of Subscription Rights Certificate (incorporated by reference to the Current Report on Form 8-K filed on February 14, 2023)
4.7	Form of First Amendment to Series B Warrant to Purchase Common Stock (incorporated by reference to the Current Report on Form 8-K filed on August 24, 2022)
4.8	Form of Second Amendment to Series B Warrant to Purchase Common Stock (incorporated by reference to the Current Report on Form 8-K filed on September 15, 2022)
4.9	Form of Third Amendment to Series B Warrant to Purchase Common Stock (incorporated by reference to the Current Report on Form 8-K filed on September 30, 2022)
10.1*	Form of Indemnification Agreement (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
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

10.10*	Employment Agreement, dated June 19, 2020, by and between Acacia Research Group, LLC and Marc W. Booth (incorporated by reference to the Current Report on Form 8-K filed on June 25, 2020)
10.11*
Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Clifford Press (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 12, 2019)

10.12*
Employment Agreement, dated September 3, 2019, by and among Acacia Research Group LLC, Acacia Research Corporation and Alfred Tobia (incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2019, filed on November 12, 2019)

10.13*	Employment Agreement, dated June 4, 2020, by and between Acacia Research Group, LLC and Richard Rosenstein (incorporated by reference to the Current Report on Form 8-K filed on June 4, 2020)
10.14*	Employment Agreement, dated June 4, 2020, by and between Acacia Research Group, LLC and Meredith Simmons (incorporated by reference to the Current Report on Form 8-K filed on June 4, 2020)
10.15*	Employment Agreement, effective March 16, 2021, by and between Acacia Research Group, LLC and Jason Soncini (incorporated by reference to the Current Report on Form 8-K filed on March 22, 2021)
10.16*
Employment Agreement, effective March 10, 2022, among Acacia Research Corporation, Acacia Research Group LLC, and Martin D. McNulty Jr. (incorporated by reference to the Current Report on Form 8-K filed on March 15, 2022)

10.17*#
Separation Agreement and General Release of Claims, effective November 28, 2022, among Acacia Research Group LLC, and Lawrence Wesley Golby (filed herewith as Exhibit 10.1 pursuant to Part II, Item 9B)

10.18*#	Consulting Agreement, effective January 28, 2023, among Acacia Research Corporation and Richard Rosenstein (filed herewith as Exhibit 10.2)
10.19
Securities Purchase Agreement dated November 18, 2019, by and among Acacia Research Corporation, Starboard Value LP and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)

10.20	Supplemental Agreement, dated as of June 4, 2020, between Starboard Value, L.P. and Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on June 10, 2020)

10.21
Exchange Agreement, dated June 30, 2020, among Acacia Research Corporation, Merton Acquisition HoldCo LLC and Starboard Value LP (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)

10.22
Stock Pledge Agreement, dated June 30, 2020, entered into by Acacia Research Group LLC, Advanced Skeletal Innovations LLC and Saint Lawrence Communications LLC in favor of Starboard Value Intermediate Fund LP, as collateral agent (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)

10.23
Guaranty, dated June 30, 2020, entered into by the Guarantors (as defined therein) in favor of the Holders (as defined therein) (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)

10.24
Release of Security Interests in Patents, dated June 30, 2020, between the Releasees (as defined therein) and Starboard Value Intermediate Fund LP, as collateral agent. (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2020)

10.25
Second Supplemental Agreement, dated as of March 31, 2021, between Starboard Value, L.P., Acacia Research Corporation, Merton Acquisition Holdco LLC and certain other direct and indirect subsidiaries of the Company (incorporated by reference to the Current Report on Form 8-K filed on April 6, 2021)

10.26
Third Supplemental Agreement, dated as of June 30, 2021, between Starboard Value, L.P., Acacia Research Corporation, Merton Acquisition Holdco LLC and certain other direct and indirect subsidiaries of the Company (incorporated by reference to the Current Report on Form 8-K filed on July 7, 2021)

10.27
Fourth Supplemental Agreement, dated as of September 30, 2021, between Starboard Value, L.P., Acacia Research Corporation, Merton Acquisition Holdco LLC and certain other direct and indirect subsidiaries of the Company (incorporated by reference to the Current Report on Form 8-K filed on October 6, 2021)

10.28
Note Amendment Agreement, dated as of November 15, 2021, between Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on November 19, 2021)

10.29
Supplement No. 5 and Amendment to the Stock Pledge Agreement, dated November 15, 2021, by and among certain direct and indirect subsidiaries of Acacia Research Corporation and Starboard Value Intermediate Fund LP, as Collateral Agent (incorporated by reference to the Current Report on Form 8-K filed on November 19, 2021)

10.30
Fifth Supplemental Agreement, dated as of November 30, 2021, between Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on December 6, 2021)

10.31
Governance Agreement dated November 18, 2019 and amended January 7, 2020, by and among Acacia Research Corporation and the entities and natural persons set forth on the signature pages thereto (incorporated by reference to Appendix G to the Definitive Proxy Statement on Schedule 14A filed on January 17, 2020)

10.32
Lease Agreement dated June 7, 2019, by and between Acacia Research Corporation and Jamboree Center 4 LLC (incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)

10.33
First Amendment of Lease, dated as of August 5, 2021, between Sage Realty Corporation and Acacia Research Corporation (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, filed on November 15, 2021)

10.34
Sixth Supplemental Agreement, dated as of January 31, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on February 4, 2022)

10.35
Seventh Supplemental Agreement, dated as of April 14, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on April 20, 2022)

10.36
Eighth Supplemental Agreement, dated as of July 15, 2022, among Starboard Value, L.P., on behalf of the Starboard Funds, Acacia Research Corporation and Merton Acquisition Holdco LLC (incorporated by reference to the Current Report on Form 8-K filed on July 19, 2022)

10.37
Recapitalization Agreement dated October 30, 2022, by and among Acacia Research Corporation, Starboard Value Partners LP and the investors listed on the Schedule of Investors attached thereto (incorporated by reference to the Current Report on Form 8-K filed on November 1, 2022)

10.38
Amended and Restated Registration Rights Agreement dated as of February 14, 2023, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to the Current Report on Form 8-K filed on February 14, 2023)

16.1	Letter from BDO USA LLC to the SEC dated September 7, 2022 (incorporated by reference to the Current Report on Form 8-K filed on September 7, 2022)
21.1#	List of Subsidiaries
23.1#	Consent of Independent Registered Public Accounting Firm, GRANT THORNTON LLP
23.2#	Consent of Independent Registered Public Accounting Firm, BDO USA, LLP

24.1	Power of Attorney (included in the signature page hereto).
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#
The following financial statements from the Company’s Annual Report on Form 10-K for the years ended December 31, 2022 and 2021, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104#	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
____________________
*The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
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

ACACIA RESEARCH CORPORATION

Dated: March 17, 2023	By:	/s/ Martin D. McNulty Jr.
Martin D. McNulty Jr.
Interim Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)
POWER OF ATTORNEY
We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Martin D. McNulty Jr. and Kirsten Hoover, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin D. McNulty Jr.	Interim Chief Executive Officer	March 17, 2023
Martin D. McNulty Jr.	(Principal Executive Officer)

/s/ Kirsten Hoover	Interim Chief Financial Officer	March 17, 2023
Kirsten Hoover	(Principal Financial and Accounting Officer)

/s/ Gavin Molinelli	Director	March 17, 2023
Gavin Molinelli

/s/ Isaac Kohlberg	Director	March 17, 2023
Isaac Kohlberg

/s/ Maureen O'Connell	Director	March 17, 2023
Maureen O'Connell

/s/ Jonathan Sagal	Director	March 17, 2023
Jonathan Sagal

/s/ Katharine Wolanyk	Director	March 17, 2023
Katharine Wolanyk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Acacia Research Corporation
New York, NY
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Acacia Research Corporation (the “Company”) as of December 31, 2021, the related consolidated statements of operations, series A redeemable convertible preferred stock and stockholders’ equity, and cash flows for the year then ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year then ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Fair value measurement of the embedded derivative in the Series A Redeemable Convertible Preferred Stock
As described further in Notes 8 and 9 to the consolidated financial statements, on October 30, 2022, the Company entered into a Recapitalization Agreement with Starboard and the Investors, pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions to restructure Starboard's existing investments in the Company in order to simplify the Company's capital structure. In connection with the Recapitalization Agreement, the Company changed its methodology to an as-converted value (Level 3), based on an expected Series A Convertible Preferred Stock conversion date on or prior to July 14, 2023.
We identified the fair value measurement of the embedded derivative in the Series A Redeemable Convertible Preferred Stock as a critical audit matter.

The principal consideration for our determination that the fair value measurement of the embedded derivative in the Series A Redeemable Convertible Preferred Stock is a critical audit matter are as follows. There is limited observable market data available for the embedded derivative as it is a complex financial instrument and, as such, the fair value measurement requires management to make complex judgments in order to identify and select the significant assumptions, which include the (i) coupon rate, (ii) conversion ratio, (iii) conversion date, and (iv) discount rate. In addition, the fair value measurement of the embedded derivative requires the use of complex financial models. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement requires significant auditor subjectivity.is management
Our audit procedures related to the fair value measurement of the embedded derivative included the following, among others.
•We obtained an understanding of the design and tested the implementation of relevant controls over estimating the fair value of the embedded derivative.
•With the assistance of our firm valuation specialists, we evaluated the reasonableness of the Company's valuation methodology and assumptions by: (1) comparing selected assumptions against available market data and historical amounts and (2) validating the mathematical accuracy of the model by developing an independent calculation and comparing to management's concluded valuations.

/s/ GRANT THORNTON LLP
We served as the Company’s auditor since 2022.
New York, New York
March 17, 2023

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
/s/ BDO USA, LLP
We have served as the Company’s auditor from 2021 to 2022.

New York, NY
March 31, 2022

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2022	2021

ASSETS
Current assets:
Cash and cash equivalents	$287,786	$308,943
Equity securities	61,608	361,778
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	8,231	9,517
Inventories	14,222	8,930
Prepaid expenses and other current assets	19,388	4,764
Total current assets	427,985	730,682

Long-term restricted cash	—	418
Property, plant and equipment, net	3,537	4,183
Goodwill	7,541	7,470
Other intangible assets, net	36,658	48,793
Leased right-of-use assets	2,005	2,027
Other non-current assets	5,202	5,283
Total assets	$482,928	$798,856

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,036	$5,440
Accrued expenses and other current liabilities	14,058	6,227
Accrued compensation	4,737	3,698
Royalties and contingent legal fees payable	699	2,463
Deferred revenue	1,229	1,114
Senior secured notes payable	60,450	181,248
Total current liabilities	87,209	200,190

Deferred revenue, net of current portion	568	581
Series A warrant liabilities	—	11,291
Series A embedded derivative liabilities	16,835	18,448
Series B warrant liabilities	84,780	96,378
Long-term lease liabilities	1,873	2,027
Deferred income tax liabilities, net	742	18,552
Other long-term liabilities	1,675	6,161
Total liabilities	193,682	353,628

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of December 31, 2022 and 2021; aggregate liquidation preference of $35,000 as of December 31, 2022 and 2021	19,924	14,753

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 43,484,867 and 48,807,748 shares issued and outstanding as of December 31, 2022 and 2021, respectively	43	49
Treasury stock, at cost, 16,183,703 and 5,388,469 shares as of December 31, 2022 and 2021, respectively	(98,258)	(47,281)
Additional paid-in capital	663,284	648,389
Accumulated deficit	(306,789)	(181,724)
Total Acacia Research Corporation stockholders' equity	258,280	419,433

Noncontrolling interests	11,042	11,042

Total stockholders' equity	269,322	430,475

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$482,928	$798,856
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2022	2021

Revenues:
Intellectual property operations	$19,508	$76,043
Industrial operations	39,715	12,004
Total revenues	59,223	88,047

Costs and expenses:
Cost of revenues - intellectual property operations	18,029	28,691
Cost of sales - industrial operations	19,359	7,407
Engineering and development expenses - industrial operations	626	200
Sales and marketing expenses - industrial operations	8,621	1,538
General and administrative expenses	52,680	35,666
Total costs and expenses	99,315	73,502
Operating (loss) income	(40,092)	14,545

Other (expense) income:
Equity securities investments:
Change in fair value of equity securities	(263,695)	87,527
Gain on sale of equity securities	125,318	116,129
Earnings on equity investment in joint venture	42,531	3,530
Net realized and unrealized (loss) gain	(95,846)	207,186
Change in fair value of investment	—	(2,752)
Gain on sale of investment	—	3,591
Change in fair value of the Series A and B warrants and embedded derivatives	13,102	(40,408)
Loss on foreign currency exchange	(3,324)	(89)
Interest expense on Senior Secured Notes	(6,432)	(7,922)
Interest income and other, net	5,442	501
Total other (expense) income	(87,058)	160,107

(Loss) income before income taxes	(127,150)	174,652

Income tax benefit (expense)	16,211	(24,287)

Net (loss) income including noncontrolling interests in subsidiaries	(110,939)	150,365

Net income attributable to noncontrolling interests in subsidiaries	(14,126)	(1,168)

Net (loss) income attributable to Acacia Research Corporation	$(125,065)	$149,197

(Loss) income per share:
Net (loss) income attributable to common stockholders - Basic	$(133,035)	$118,804
Weighted average number of shares outstanding - Basic	42,460,504	48,797,290
Basic net (loss) income per common share	$(3.13)	$2.43
Net (loss) income attributable to common stockholders - Diluted	$(133,035)	$188,224
Weighted average number of shares outstanding - Diluted	42,460,504	98,470,870
Diluted net (loss) income per common share	$(3.13)	$1.91
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Year Ended December 31, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(125,065)	14,126	(110,939)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(14,126)	(14,126)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	5,171	—	—	—	(5,171)	—	—	(5,171)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(2,799)	—	—	(2,799)
Exercise of Series A warrants	—	—	5,000,000	5	—	20,645	—	—	20,650
Issuance of common stock for vesting of restricted stock units	—	—	646,668	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	197,999	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(372,314)	—	—	(1,600)	—	—	(1,600)
Compensation expense for share-based awards	—	—	—	—	—	3,820	—	—	3,820
Repurchase of common stock	—	—	(10,795,234)	(11)	(50,977)	—	—	—	(50,988)
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322

	Year Ended December 31, 2021
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	350,000	$10,924	49,279,453	$49	$(43,270)	$651,416	$(330,921)	$11,042	$288,316
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	149,197	1,168	150,365
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,168)	(1,168)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,829	—	—	—	(3,829)	—	—	(3,829)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,452)	—	—	(1,452)
Stock options exercised	—	—	60,000	1	—	201	—	—	202
Issuance of common stock for vesting of restricted stock units	—	—	28,834	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	223,565	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	—	—	2,053	—	—	2,053
Repurchase of common stock	—	—	(784,104)	(1)	(4,011)	—	—	—	(4,012)
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2022	2021

Cash flows from operating activities:
Net (loss) income including noncontrolling interests in subsidiaries	$(110,939)	$150,365
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash (used in) provided by operating activities:
Change in fair value of investment	—	2,752
Gain on sale of investment	—	(3,591)
Depreciation and amortization	13,514	10,688
Amortization of debt discount and issuance costs	90	110
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	(1,613)	(8,280)
Change in fair value of Series A warrants	(1,895)	4,651
Change in fair value of Series B warrants	(11,598)	44,037
Loss on exercise of Series A warrants	2,004	—
Compensation expense for share-based awards	3,820	2,053
Loss on foreign currency exchange	3,324	89
Change in fair value of equity securities	263,695	(87,527)
Gain on sale of equity securities	(125,318)	(116,129)
Earnings on equity investment in joint venture	(42,531)	(3,530)
Deferred income taxes	(17,810)	15,742
Changes in assets and liabilities:
Accounts receivable	998	(747)
Inventories	(5,291)	1,906
Prepaid expenses and other assets	(5,986)	(78)
Accounts payable and accrued expenses	(136)	760
Royalties and contingent legal fees payable	(1,764)	301
Deferred revenue	100	(246)
Net cash (used in) provided by operating activities	(37,336)	13,326

Cash flows from investing activities:
Acquisition, net of cash acquired	—	(33,250)
Patent acquisition	(5,000)	(21,000)
Sale of investment at fair value	—	3,591
Purchases of equity securities	(112,142)	(66,624)
Sales of equity securities	273,934	154,784
Cash distributed for notes receivable	—	(4,021)
Distributions received from equity investment in joint venture	28,404	2,362
Purchases of property and equipment	(732)	(91)
Net cash provided by investing activities	184,464	35,751

Cash flows from financing activities:
Repurchase of common stock	(50,988)	(4,012)
Issuance of Senior Secured Notes, net of lender fee	—	115,000
Paydown of Senior Secured Notes	(120,000)	(50,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(2,799)	(1,452)
Taxes paid related to net share settlement of share-based awards	(1,600)	—
Proceeds from exercise of Series A warrants	9,250	—
Proceeds from exercise of stock options	—	202
Net cash (used in) provided by financing activities	(166,137)	59,738

Effect of exchange rates on cash and cash equivalents	(2,566)	—

(Decrease) increase in cash and cash equivalents and restricted cash	(21,575)	108,815

Cash and cash equivalents and restricted cash, beginning	309,361	200,546

Cash and cash equivalents and restricted cash, ending	$287,786	$309,361

Supplemental schedule of cash flow information:
Interest paid	$7,229	$7,336
Income taxes paid	384	25
Noncash investing and financing activities:
Patent acquisition in exchange of notes receivable	—	4,000
Accrued patent costs	9,000	5,000
Distribution to noncontrolling interests in subsidiaries	14,126	1,168
The accompanying notes are an integral part of these consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Acacia Research Corporation (the “Company,” "Acacia," “we,” “us,” or "our") is an opportunistic capital platform that purchases businesses based on the differentials between public and private market valuations. We use a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
Our focus is companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
We operate our business based on three key principles of People, Process and Performance and have built a management team with demonstrated expertise in Research, Transactions and Execution, and Operations and Management of our targeted acquisitions.
We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio,” in June 2020. As of December 31, 2022, we have monetized a majority of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate revenues through the receipt of royalties. Refer to Note 3 for additional information.
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (“Starboard”) provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities. Refer to Note 8 for additional information.
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization. Refer to Note 8 for a detailed description of the Recapitalization and the actions taken and contemplated to be taken in connection therewith.
Intellectual Property Operations – Patent Licensing, Enforcement and Technologies Business
The Company invests in intellectual property and related absolute return assets and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under Acacia Research Group, LLC and its wholly-owned subsidiaries ("ARG"), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program. When applicable, we share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
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
During the year ended December 31, 2022, ARG did not obtain control of any new patent portfolios. During the year ended December 31, 2021, ARG obtained control of one new patent portfolio.
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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations from October 7, 2021 through December 31, 2022. As of December 31, 2021, management finalized the valuations of all acquired assets and liabilities assumed in the acquisition and there was no contingent consideration.
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
Segment Reporting
The Company uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. Refer to Note 17 for additional information regarding our two reportable business segments: Intellectual Property Operations and Industrial Operations.
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
License revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2022	2021
	(In thousands)
Paid-up license revenue agreements	$17,788	$73,585
Recurring License Revenue Agreements	1,720	2,458
Total	$19,508	$76,043
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
Printronix's net revenues were comprised of the following for the periods presented:

	Year Ended December 31, 2022	October 7, 2021 to December 31, 2021
	(In thousands)
Printers, consumables and parts	$35,432	$10,934
Services	4,283	1,070
Total	$39,715	$12,004
Refer to Note 17 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $3.8 million and $800,000 in revenue that was previously included in the beginning balance of deferred revenue during the year ended December 31, 2022 and the period from October 7, 2021 through December 31, 2021, respectively.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $681,000 and $772,000, inclusive of deferred revenue, as of December 31, 2022 and 2021, respectively. On average, remaining performance obligations as of December 31, 2022 are expected to be recognized over a period of approximately two years.
Cost of Revenues
Intellectual Property Operations
Cost of revenues include the costs and expenses incurred in connection with ARG’s patent licensing and enforcement activities, including inventor royalties paid to patent owners, patent maintenance and prosecution costs, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. Cost of revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2022	2021
	(In thousands)
Inventor royalties	$1,212	$1,142
Contingent legal fees	2,444	12,074
Litigation and licensing expenses	3,970	5,462
Amortization of patents	10,403	9,851
Other patent portfolio expense	—	162
Total	$18,029	$28,691
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

The following is a summary of the accrued warranty liabilities, which are included in accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheets:

	Year Ended December 31, 2022	October 7, 2021 to December 31, 2021
	(In thousands)
Beginning balance	$222	$260
Estimated future warranty expense	25	17
Warranty claims settled	(116)	(55)
Ending balance	$131	$222
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents primarily in highly rated money market funds, investments in U.S. treasury securities and investment grade marketable securities. Cash and cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents.
Intellectual Property Operations
Three licensees individually accounted for 15%, 15% and 27% of revenues recognized during the year ended December 31, 2022. Two licensees individually accounted for 66% and 16% of revenues recognized during the year ended December 31, 2021.
Historically, ARG has not had material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable license revenue arrangement, for the years ended December 31, 2022 and 2021, 3% and 69%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. Refer to Note 17 for additional information regarding revenue from customers by geographic region.
Two licensees individually represented approximately 57% and 43% of accounts receivable at December 31, 2022. Two licensees individually represented approximately 59% and 41% of accounts receivable at December 31, 2021.
Industrial Operations
No single Printronix customer accounted for more than 10% of revenue for the years ended December 31, 2022 and 2021. Printronix has significant foreign operations, refer to Note 17 for additional information regarding net sales to customers by geographic region.
Two Printronix customers individually accounted for 15% and 11% of accounts receivable as of December 31, 2022, and one customer represented 11% of accounts receivable as of December 31, 2021. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Printronix customer base and by periodic customer credit evaluations performed by Printronix.
No single Printronix vendor accounted for 10% or more of purchases for the years ended December 31, 2022 and 2021. Accounts payable to two vendors represented 21% and 13% of accounts payable as of December 31, 2022, and one vendor represented 14% of accounts payable as of December 31, 2021.
Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when purchased to be cash equivalents. For the periods presented, Acacia’s cash equivalents are comprised of investments in U.S. treasury securities and AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies.

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
Equity Securities Without Readily Determinable Fair Value
For equity securities that do not have a readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income or (expense). To date, the Company has not recorded any impairments nor upward or downward adjustments on our equity securities without readily determinable fair values held as of December 31, 2022 and 2021. Refer to Note 3 for additional information.
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
Accounts Receivable and Allowance for Doubtful Accounts
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for doubtful accounts may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for doubtful accounts established as of December 31, 2022 and 2021.
Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for doubtful accounts is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of December 31, 2022 and 2021, Printronix's combined allowance for doubtful accounts and allowance for sales returns was $22,000 and $78,000, respectively.
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
Long-Term Notes Receivable
On October 13, 2021, Adaptix Limited issued £2.95 million, approximately $4.0 million at the exchange rate on October 13, 2021, in limited unsecured notes due in 2026 to Radcliffe 2 Ltd., a subsidiary of Merton Healthcare Holdco II LLC. The interest rate on the notes is 8.0% per year. During the years ended December 31, 2022 and 2021, we recorded $291,000 and $69,000, respectively, in interest income related to the notes. As of December 31, 2022 and 2021, the receivable including interest was $3.9 million and $4.0 million, respectively, and is included in other non-current assets in the consolidated balance sheets.
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
Series A Warrants and Series B Warrants
The fair value of the Series A Warrants and the Series B Warrants were estimated using a Black-Scholes option-pricing model. Refer to Notes 8 and 9 for additional information related to the Series A Warrants and the Series B Warrants and their fair value measurements.
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
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, restricted cash, accounts receivables and current liabilities approximates their fair values due to their short-term maturities. Refer to Note 9 for additional information.
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

Advertising
Printronix expenses advertising costs, including promotional literature, brochures and trade shows, as incurred. Advertising expense was approximately $315,000 and $52,000 during the year ended December 31, 2022 and the period from October 7, 2021 through December 31, 2021, respectively, and is included in sales and marketing expenses in the consolidated statements of operations.
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
Under U.S. GAAP, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Refer to Note 15 for additional information.
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
Basic net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury stock method or the as-converted method, or the two-class method for participating securities, whichever is more dilutive. Potentially dilutive common stock equivalents consist of stock options, restricted stock units, unvested restricted stock, Series A Redeemable Convertible Preferred Stock, Series A Warrants and Series B Warrants. Refer to Note 16 for additional information.
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

3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
December 31, 2022:
Equity securities - Life Sciences Portfolio	$28,498	$14,815	$(617)	$42,696
Equity securities - other common stock	34,885	4	(15,977)	18,912
Total	$63,383	$14,819	$(16,594)	$61,608

December 31, 2021:
Equity securities - Life Sciences Portfolio	$56,037	$262,811	$(1,488)	$317,360
Equity securities - other common stock	43,822	2,068	(1,472)	44,418
Total	$99,859	$264,879	$(2,960)	$361,778
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase the Life Sciences Portfolio for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of December 31, 2022 and 2021, the total fair value of the remaining Life Sciences Portfolio investment was $68.4 million and $343.1 million, respectively.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. During the year ended December 31, 2022, the Company increased its investment in Arix amounting to approximately 26% as of December 31, 2022. In addition, two members of the Company's Board of Directors (the “Board”) have seats on the board of Arix, which is currently made up of five board members. Although the Company is presumed to have significant influence over operating and financial policies of Arix, we have elected to account for the investment under the fair value method. To date, the Company has not received any dividends from Arix. As of December 31, 2022, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. As of December 31, 2022, the aggregate carrying amount of our Arix investment was $42.7 million, and is included in equity securities in the consolidated balance sheet.

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Years Ended December 31,
	2022	2021
	(In thousands)
Change in fair value of equity securities of public companies	$(247,126)	$188,875
Conversion of equity securities without readily determinable fair value to equity securities of public companies	—	(102,067)
Gain on sale of equity securities of public companies	111,717	115,172
Net realized and unrealized (loss) gain	$(135,409)	$201,980
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of December 31, 2022 and 2021, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the years ended December 31, 2022 and 2021, our consolidated earnings on equity investment was $42.5 million and $3.5 million, respectively, included in the consolidated statements of operations. During the year ended December 31, 2022, distributions received were $28.4 million to Acacia and $14.1 million to noncontrolling interests. During the year ended December 31, 2021, distributions received were $2.4 million to Acacia and $1.2 million to noncontrolling interests.
In April 2022, Viamet received a certain drug approval from the United States Food and Drug Administration ("FDA"). In connection with the FDA approval, MalinJ1 was due a milestone payment in the amount of $40.0 million. The Company's portion of that milestone payment was received in November 2022 in the amount of $27.2 million, including interest accrued at 8.5% per year. In June 2022, in connection with the submission to the European Medicines Agency, MalinJ1 was due an additional milestone payment in the amount of $1.8 million. The Company's portion of that milestone payment was received in July 2022 in the approximate amount of $1.2 million. During 2022, the Company has recorded consolidated earnings on equity investment of $42.5 million, including the two milestones and accrued interest.
4. INVENTORIES
Printronix's inventories consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Raw materials	$4,335	$3,207
Subassemblies and work in process	3,045	1,712
Finished goods	7,340	4,011
	14,720	8,930
Inventory reserves	(498)	—
Total inventories	$14,222	$8,930

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Machinery and equipment	$3,057	$2,077
Furniture and fixtures	585	1,036
Computer hardware and software	660	614
Leasehold improvements	1,025	1,034
	5,327	4,761
Accumulated depreciation and amortization	(1,790)	(578)
Property, plant and equipment, net	$3,537	$4,183
Total depreciation and amortization expense in the consolidated statements of operations was $1.4 million and $438,000 for the years ended December 31, 2022 and 2021, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. For the year ended December 31, 2022, our Industrial Operations allocated depreciation and amortization, totaling $1.3 million, to all applicable operating expense categories, including cost of sales of $1.1 million. For the period from October 7, 2021 through December 31, 2021, our Industrial Operations allocated depreciation and amortization, totaling $684,000, to all applicable operating expense categories, including cost of sales of $257,000.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	Years Ended December 31,
	2022	2021
	(In thousands)
Beginning balance	$7,470	$—
Acquisition of business	—	7,470
Tax adjustment (Note 15)	71	—
Impairment losses	—	—
Ending balance	$7,541	$7,470
The ending balance of goodwill includes no accumulated impairment losses to date. All goodwill is allocated to our Industrial Operations segment, refer to Note 1 for additional information related to the Printronix acquisition.

Other intangible assets, net consisted of the following:

	December 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(304,744)	$26,659
Industrial operations	7 years	3,400	(597)	2,803
Total patents		334,803	(305,341)	29,462
Customer relationships - industrial operations	7 years	5,300	(931)	4,369
Trade name and trademarks - industrial operations	7 years	3,430	(603)	2,827
Total		$343,533	$(306,875)	$36,658

	December 31, 2021
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(294,341)	$37,062
Industrial operations	7 years	3,400	(112)	3,288
Total patents		334,803	(294,453)	40,350
Customer relationships - industrial operations	7 years	5,300	(174)	5,126
Trade name and trademarks - industrial operations	7 years	3,430	(113)	3,317
Total		$343,533	$(294,740)	$48,793
Total other intangible asset amortization expense in the consolidated statements of operations was $12.1 million and $10.3 million for the years ended December 31, 2022 and 2021, respectively. The Company did not record charges related to impairment of other intangible assets for the years ended December 31, 2022 and 2021. There was no accelerated amortization of other intangible assets for the years ended December 31, 2022 and 2021. During 2021, ARG reduced its gross patent costs and accumulated amortization by approximately $35.0 million for patents that were fully amortized. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
2023	$12,068
2024	10,693
2025	8,347
2026	2,483
2027	1,733
Thereafter	1,334
Total	$36,658
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, of which $6.0 million was paid in 2022 and $9.0 million is accrued and included in accrued expenses and other current liabilities (see Note 7), and is due in three $3.0 million installments in February, April and June 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2022.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Accrued consulting and other professional fees	$1,173	$438
Customer deposit	—	3,000
Income taxes payable	474	506
Product warranty liability, current	36	84
Service contract costs, current	280	307
Short-term lease liability	1,559	935
Accrued patent cost (see Note 6)	9,000	—
Other accrued liabilities	1,536	957
Total	$14,058	$6,227
8. STARBOARD INVESTMENT
Recapitalization Agreement
On October 30, 2022 the Company entered into the Recapitalization Agreement with Starboard and the Investors, pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. As applicable, the following discussion of Starboard’s investments in the Company reflect the transactions effected or to be effected pursuant to the Recapitalization Agreement.
Series A Redeemable Convertible Preferred Stock
On November 18, 2019, the Company entered into a Securities Purchase Agreement with the Investors pursuant to which the Company issued (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a par value of $0.001 per share and a stated value of $100 per share, and (ii) Series A Warrants to purchase up to 5 million shares of the Company’s common stock to the Investors. The Securities Purchase Agreement also established the terms of certain senior secured notes and additional Series B Warrants which may be issued to Starboard in the future. On June 4, 2020, the Company entered into a Supplemental Agreement, as defined below under “Senior Secured Notes”, with certain contractual agreements affecting the Series A Redeemable Convertible Preferred Stock, reflected below.
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
The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Investors agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. During October 2021, the Company consummated a suitable acquisition, accordingly $35.0 million was released to the Company from escrow (refer to Note 1 for discussion related to the Printronix acquisition). Upon consummation of the approved acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There are no accrued and unpaid dividends as of December 31, 2022 and 2021.
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
The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action is subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock will continue to be classified as temporary equity and will continue to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the years ended December 31, 2022 and 2021 was $5.2 million and $3.8 million, respectively.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded as other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. In connection with the Recapitalization Agreement, the Company determined that the embedded features will continue to be bifurcated from the host Series A Redeemable Convertible Preferred Stock and accounted for separately as a compound derivative. As of December 31, 2022 and 2021, the fair value of the Series A embedded derivative was $16.8 million and $18.4 million, respectively.
Series A Warrants
On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued detachable Series A Warrants to acquire up to 5 million shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million upon issuance. As of December 31, 2022, the Series A Warrants have been fully exercised, as described below.
In accordance with the terms of the Recapitalization Agreement, within five (5) business days following the date of the Recapitalization Agreement, the Investors were required to consummate the Series A Warrants Exercise, and the Company was to issue to the Investors shares of common stock in accordance with the terms of the Series A Warrants and to pay to Starboard an aggregate amount of $9.0 million representing a negotiated settlement of the foregone time value of the Series A Warrants (which amount was paid through a reduction in the exercise price of the Series A Warrants). Effective as of November 1, 2022, the Investors exercised the Series A Warrants in full and the Company issued an aggregate of

5,000,000 shares of the Company’s common stock to the Investors in consideration of their payment of the cash exercise price of $9.3 million, which amount represents a reduction in the exercise price to account for a negotiated settlement by the parties to account for the forgone time value of money of the Series A Warrants.
The Series A Warrants were classified as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity", as the agreement provided for net cash settlement upon a change in control, which is outside the control of the Company. As a result of the Series A Warrants exercise on November 1, 2022 and related warrant modification, the Company recognized the common stock issued at its fair value in equity and an approximate $2.0 million charge as a component of the change in fair value of the Series A Warrants in other expense.
The Series A Warrants were recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of December 31, 2022 and 2021, the fair value of the Series A Warrants was zero and $11.3 million, respectively.
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
In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms (the Series B Warrants not subject to such adjustment, the “Unadjusted Series B Warrants”). As of December 31, 2022, the Series B Warrants have not been exercised.
During the third quarter of 2022, the cash exercise feature of the Unadjusted Series B Warrants expiration date of August 25, 2022 was extended to October 28, 2022. On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for the related 68,493,151 warrants.
In accordance with the terms of the Recapitalization Agreement, on or prior to July 14, 2023 (unless stockholder approval is required), the Company and Starboard will amend the Series B Warrant Agreement to remove the 4.89% blocker, and Starboard will irrevocably exercise 31,506,849 of the Series B Warrants (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common stock occurring after the date of the Recapitalization Agreement), through the Series B Warrants Exercise. In March 2023, the remaining Series B Warrants were cancelled immediately following the completion of the Rights Offering (as described below).
At the closing of the Series B Warrants Exercise (the “Closing”), the Company will pay to Starboard an aggregate amount of $66.0 million (the “Recapitalization Payment”) representing a negotiated settlement of the foregone time value of the Series B Warrants and the Series A Redeemable Convertible Preferred Stock (which amount will be paid through a reduction in the exercise price of the Series B Warrants). As a result of the Recapitalization Agreement, the conversion of the Series A Redeemable Convertible Preferred Stock is probable (as discussed above), therefore, the Recapitalization Payment effectively modifies the exercise price of the Series B Warrants. Upon the Closing, the Investors will exercise the Series B Warrants at a reduced price and the Company will issue an aggregate of 31,506,849 shares of the Company’s common stock to the Investors in consideration of their cash payment and cancellation of any outstanding Notes. If stockholder approval for the amendment to the Certificate of Designations to remove the “4.89% blocker” provision is not obtained, the Recapitalization Payment will be reduced by $12.7 million.
The Series B Warrants are classified as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity", as the agreement provides for net cash settlement upon a change in control, which is outside the control of the Company. In connection with the Recapitalization Agreement and related warrant modification, the Company recognized the incremental fair value as a component of the change in fair value of the Series B Warrants in other expense as of December 31, 2022.

The Series B Warrants will be recognized at fair value at each reporting period until exercised or expiration, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of December 31, 2022 and 2021, the total fair value of the Series B Warrants was $84.8 million and $96.4 million, respectively.
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
Because the New Notes are to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees associated with the issuance of the Notes and amortized such fees over the approximate seven month period ended December 31, 2020, which was the initial redemption date of the Notes. There was $0.5 million and $1.3 million accrued and unpaid interest on the New Notes as of December 31, 2022 and 2021, respectively.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million. The total principal amount outstanding of New Notes as of December 31, 2022 and 2021 was $60.0 million and $180.0 million, respectively.

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
The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the years ended December 31, 2022 and 2021, $90,000 and $103,000, respectively, was amortized to interest expense. The discount was fully amortized during the quarter ended September 30, 2022.
Rights Offering and Concurrent Private Rights Offering
On February 14, 2023, pursuant to the requirements of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, the Company commenced a rights offering (the “Rights Offering”). Under the terms of the Rights Offering, the Company distributed non-transferable subscription rights to record holders (“Eligible Securityholders”) of the Company’s common stock held as of 5 p.m. Eastern time on February 13, 2023, the record date for the Rights Offering. The subscription period for the Rights Offering terminated at 5 p.m. Eastern time on March 1, 2023 (the “Expiration Time”). Pursuant to the Rights Offering, Eligible Securityholders received one non-transferable subscription right (a “Subscription Right”) for every four shares of common stock owned by such Eligible Securityholders. Each Subscription Right entitles an Eligible Securityholder to purchase, at such Eligible Securityholder’s election, one share of common stock at a price of $5.25 per share (the “Subscription Price”).
The Investors received private subscription rights to purchase common stock at the Subscription Price pursuant to a concurrent private rights offering (the “Concurrent Private Rights Offering”) in connection with their ownership of common stock and, on an as-converted basis, the Company’s Series B Warrants and shares of the Company’s Series A Redeemable Convertible Preferred Stock. The private subscription rights provided to the Investors pursuant to the Concurrent Private Rights Offering were on substantially the same terms as the Subscription Rights, and were distributed substantially concurrently with the distribution of the Subscription Rights and expired at the Expiration Time.
The Company determined that upon entering into the Recapitalization Agreement on October 30, 2022, the Rights Offering and Concurrent Private Rights Offering and related commitment required no recognition in the Company's financial statements. The Company recognized the proceeds received from the sale of the shares in equity when the sale occurred.
The Company received aggregate gross proceeds of approximately $361,000 from the Rights Offering and aggregate gross proceeds of approximately $78.8 million from the Concurrent Private Rights Offering.
After giving effect to the issuance of 68,753 shares of common stock in the Rights Offering and 15,000,000 shares of Common Stock in the Concurrent Private Rights Offering, the Company has 58,543,312 shares of common stock issued and outstanding. Following the Closing, Starboard may be deemed the beneficial owner of 20,000,000 shares of common stock, representing approximately 34.2% of the issued and outstanding common stock as of March 6, 2023. The Rights Offering was made pursuant to a prospectus supplement to the Company’s shelf registration statement on Form S-3 (No. 333-249984), filed with the SEC on February 14, 2023.
Other Provisions of the Recapitalization Agreement
On February 14, 2023, Company entered into an amended and restated Registration Rights Agreement with Starboard as contemplated by the Recapitalization Agreement.

Pursuant to the amended Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale of the shares of Common Stock, issuable or issued to Starboard pursuant to or in accordance with Section 1.1 of the Recapitalization Agreement, including the shares issued to Starboard in the Concurrent Private Rights Offering, within 90 days after a written request made prior to the first anniversary of the Closing Date (as defined in the Registration Rights Agreement). The Registration Rights Agreement also provides Starboard with additional rights to require that the Company file a registration statement in other circumstances. The Registration Rights Agreement includes other customary terms.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of December 31, 2022 and 2021:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. As of December 31, 2022, the aggregate carrying amount of this investment was $42.7 million, and is included in equity securities, in the consolidated balance sheet (refer to Note 3 for additional information). At December 31, 2021, our Level 2 equity securities included an investment measured with an applied pricing model that included significant observable inputs to the public company common stock value. The fair value of this Level 2 equity security investment as of December 31, 2021 was estimated based on a discount of 3 percent determined using the following significant inputs to the pricing model: expected term of restriction of 3 months and volatility of approximately 45 percent.
Series A Warrants. Series A Warrants were recorded at fair value, using a Black-Scholes option-pricing model (Level 3). During the quarter ended March 31, 2021, there was a change in estimate with regard to the calculation of the volatility assumption used in the Black-Scholes option-pricing model. As a result, the Series A Warrants were measured as Level 3 as opposed to Level 2 as measured previously. On November 1, 2022, the Series A Warrants were exercised in full (refer to Note 8 for additional information). The fair value of the Series A Warrants as of December 31, 2021 was estimated based on the following significant assumptions: volatility of 30 percent, risk-free rate of 1.33 percent, term of 5.79 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Series B Warrants. Series B Warrants are recorded at fair value, using a Black-Scholes option-pricing model (Level 3). During the quarter ended March 31, 2021, there was a change in methodology used to an acceptable Black-Scholes option-pricing model from a Monte Carlo valuation technique. On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 8 for additional information). The fair value of the remaining Series B Warrants as of December 31, 2022 was estimated based on the following significant assumptions: volatility of 53 percent, risk-free rate of 4.76 percent, term of 0.54 years and a dividend yield of 0 percent. The fair value of the two Series B Warrants as of December 31, 2021 was estimated based on the following significant assumptions: (1) volatility of 30 percent, risk-free rate of 1.34 percent, term of 5.88 years and a dividend yield of 0 percent, and (2) volatility of 25 percent, risk-free rate of 0.25 percent, term of 0.65 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Embedded derivative liabilities. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. During the quarter ended December 31, 2022 in connection with the Recapitalization Agreement, the Company changed its methodology to an as-converted value (Level 3), based on an expected Series A Convertible Preferred Stock conversion date on or prior to July 14, 2023 (refer to Note 8 for additional information). As of September 30, 2022, a binomial lattice framework was used to estimate the fair value of the embedded derivative in the Series A Convertible Preferred Stock (Level 3). The binomial model utilizes the Tsiveriotis and Fernandes implementation in which a convertible instrument is split into two separate components within a single lattice framework: a cash-only component which is subject to the selected risk-adjusted discount rate and an equity component which is subject only to the risk-free rate. The binomial model considers the (i) implied volatility of the value of our common stock, (ii) appropriate risk-free interest rate, (iii) credit spread, (iv) dividend yield, (v) dividend accrual (and a step-up in rates), and (vi) event probabilities of the various conversion and redemption scenarios.
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. Prior to December 31, 2022, the assumed base case term used in the valuation models was the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The significant assumptions utilized in the Company’s as-converted valuation of the embedded derivative at December 31, 2022 were as follows: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 16.30 percent. The significant assumptions utilized in the Company’s binomial model valuation of the embedded derivative at December 31, 2021 were as follows: volatility of 30 percent, risk-free rate of 1.30 percent, term of 5.87 years, a dividend yield of 0 percent and a discount rate of 9.60 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
December 31, 2022:
Equity securities	$61,608	$—	$—	$61,608

December 31, 2021:
Equity securities	$113,630	$248,148	$—	$361,778

Liabilities
December 31, 2022:
Series A embedded derivative liabilities	—	—	16,835	16,835
Series B warrants	—	—	84,780	84,780
Total	$—	$—	$101,615	$101,615

December 31, 2021:
Series A warrants	$—	$—	$11,291	$11,291
Series A embedded derivative liabilities	—	—	18,448	18,448
Series B warrants	—	—	96,378	96,378
Total	$—	$—	$126,117	$126,117
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2020	$—	$26,728	$52,341	$79,069
Transfer to Level 3	6,640	—	—	6,640
Remeasurement to fair value	4,651	(8,280)	44,037	40,408
Balance at December 31, 2021	11,291	18,448	96,378	126,117
Exercise of warrants	(9,396)	—	—	(9,396)
Remeasurement to fair value	(1,895)	(1,613)	(11,598)	(15,106)
Balance at December 31, 2022	$—	$16,835	$84,780	$101,615
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
10. RELATED PARTY TRANSACTIONS
During 2019, Acacia purchased shares of common stock of Drive Shack, Inc. (“Drive Shack”) for an aggregate purchase price of $2.4 million. At the time, Drive Shack and our former Chief Executive Officer were related parties as he was a board member of Drive Shack until June 2021. During the quarter ended September 30, 2021, Acacia sold its investment receiving proceeds of $1.8 million and recognized a loss of $515,000.
The Company reimbursed an aggregate amount of $46,000 during the year ended December 31, 2022 to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company. The Company reimbursed an aggregate amount of $408,000 during the quarter ended December 31, 2021.
Refer to Note 8 for information about the Recapitalization Agreement with Starboard.
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
The Company's operating lease costs were $1.5 million, and $851,000 for the years ended December 31, 2022 and 2021, respectively.
The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of December 31, 2022 (in thousands):

Years Ending December 31,
2023	$1,539
2024	1,137
2025	453
2026	238
2027	65
Thereafter	—
Total minimum payments	3,432
Less: short-term lease liabilities	(1,559)
Long-term lease liabilities	$1,873
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
On September 6, 2019, Slingshot Technologies, LLC, or Slingshot, filed a lawsuit in Delaware Chancery Court against the Company and ARG, or collectively, the Acacia Entities, Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd., or Transpacific. Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. As the Acacia Entities argue in their motion, discovery has confirmed that Slingshot’s allegations are baseless, the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, and the Acacia Entities acquired the portfolio as a result of the independent efforts of their IP licensing group. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court took off calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023.
The Company resolved a legal dispute with a third-party relating to an agreement entered into in connection with the Life Sciences Portfolio and paid $4.8 million in the fourth quarter of 2022 to the third-party.
Guarantees and Indemnifications
Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability at December 31, 2022.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of December 31, 2022 and 2021, Printronix had approximately $100,000 of these bonds outstanding.
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
In 2020, Printronix executed an agreement with the prior tenant whereby the prior tenant would take 100% responsibility for the costs and process of the cleanup going forward. Printronix is in process of filing for release of such responsibility from a governmental agency and so may currently be found to be secondarily liable if the prior tenant cannot fulfil their responsibilities under the agreement. Accordingly, Printronix no longer takes part in monitoring or paying for any future investigation or cleanup activity. Printronix expects to have no such further costs associated with this facility. During 2020, Printronix was able to recover $24,000 from the prior tenant. Since that date and for the year ended December 31, 2022, Printronix has incurred no related legal fees.
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
The number of shares of common stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At December 31, 2022, there were 175,119 shares available for grant under the 2013 Plan.
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. At December 31, 2022, there were 6,540,370 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The Board may amend or modify the Plans at any time, subject to any required stockholder approval. As of December 31, 2022, there are 8,868,208 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2020	310,083	$4.41	$104	2.2 years
Granted	393,750	$5.84	$—
Exercised	(60,000)	$3.36	$177
Forfeited/Expired	(88,416)	$3.97	$103
Outstanding at December 31, 2021	555,417	$5.61	$71	7.3 years
Granted	1,155,000	$3.61	$—
Exercised	—	$—	$—
Forfeited/Expired	(400,000)	$4.17	$148
Outstanding at December 31, 2022	1,310,417	$4.29	$535	8.0 years
Exercisable at December 31, 2022	262,917	$5.37	$33	3.7 years
Vested and expected to vest at December 31, 2022	1,310,417	$4.29	$535	8.0 years
Unrecognized stock-based compensation expense at December 31, 2022 (in thousands)	$1,024
Weighted average remaining vesting period at December 31, 2022	2.3 years
Stock options granted in 2022 are time-based and will vest in full after three to four years. During the year ended December 31, 2022, the Company granted 1,155,000 stock options at a weighted average grant-date fair value of $1.19 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following weighted average assumptions: volatility of 30 percent, risk-free interest rate of 1.85 percent, term of 6.11 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock was estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage (refer to Note 9 "Embedded derivative liabilities" for additional information). The risk-free rate was based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. The aggregate fair value of options vested during the year ended December 31, 2022 and 2021 was $235,000 and $18,000.

The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2020	684,006	$3.38	986,500	$1.58
Granted	324,401	$5.56	506,500	$5.84
Vested	(394,169)	$3.30	(28,834)	$3.19
Forfeited	(96,669)	$3.77	(450,000)	$1.42
Nonvested at December 31, 2021	517,569	$4.74	1,014,166	$3.73
Granted	296,000	$3.62	709,804	$3.73
Vested	(309,567)	$4.57	(646,668)	$2.65
Forfeited	(98,001)	$4.87	(235,000)	$4.21
Nonvested at December 31, 2022	406,001	$4.02	842,302	$4.42
Unrecognized stock-based compensation expense at December 31, 2022 (in thousands)	$1,160		$2,507
Weighted average remaining vesting period at December 31, 2022	1.7 years		1.8 years
RSAs and RSUs granted in 2022 are time-based and will vest in full after one to four years. The aggregate fair value of RSAs vested during the year ended December 31, 2022 and 2021 was $1.4 million and $1.3 million. The aggregate fair value of RSUs vested during the year ended December 31, 2022 and 2021 was $1.7 million and $92,000. During the year ended December 31, 2022, RSAs and RSUs totaling 956,235 shares were vested and 372,314 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
Certain RSUs were granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at prior period end. The remaining units fully vested on September 3, 2022. Compensation expense (credit) for RSUs with market-based vesting conditions for the years ended December 31, 2022 and 2021, was $143,000 and $(71,000), respectively.
Compensation expense (credit) for share-based awards recognized in general and administrative expenses was comprised of the following:

	Years Ended December 31,
	2022	2021
	(In thousands)
Options	$488	$104
RSAs	1,360	1,521
RSUs	1,972	428
Total compensation expense for share-based awards	$3,820	$2,053

Total unrecognized stock-based compensation expense as of December 31, 2022 was $4.7 million, which will be amortized over a weighted average remaining vesting period of 1.9 years.
Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of December 31, 2022 and 2021, the PIUs totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.
14. RETIREMENT SAVINGS PLANS AND SEVERANCE
Retirement Savings Plans
Acacia has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the years ended December 31, 2022 and 2021, Acacia's total contribution to the plan was $173,000 and zero.
In the United States of America, Printronix has a 401(k) Savings and Investment Plan, for all eligible U.S. employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k). Printronix matches employee contributions dollar-for-dollar up to the first 1 percent of compensation, and then an additional $0.50 to-the-dollar on the next 1 percent of employee compensation. Printronix's contributions have graded-vesting annually and become fully vested to the employee after four full years of employment. During the year ended December 31, 2022, Printronix's total contribution to the plan was $45,500. For the period from October 7, 2021 through December 31, 2021, Printronix's total contribution to the plan was $9,000.
Printronix has statutory obligations to contribute to overseas employee retirement funds or the local social security pension funds in China, Malaysia, Singapore, France, Netherlands and the United Kingdom. During the year ended December 31, 2022, Printronix's total contribution overseas was $711,000. For the period from October 7, 2021 through December 31, 2021, Printronix's total contribution overseas was $189,000.
Severance
During the years ended December 31, 2022 and 2021, Acacia entered into separation agreements related to the termination of certain employees. The separation agreements generally provide base salary continuation payments and payments of employee and employer portions of monthly COBRA for a specified period. During the years ended December 31, 2022 and 2021, Acacia's total severance expenses were $3.2 million and $473,000, respectively.

15. INCOME TAXES
The components of (loss) income before income taxes were as follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Domestic	$(126,810)	$175,635
Foreign	(340)	(983)
Total	$(127,150)	$174,652
For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s income tax expense (benefit) at the effective tax rate, a notional 21% tax rate was applied as follows:

	Years Ended December 31,
	2022	2021
Statutory federal tax rate - expense (benefit)	(21)%	21%
Foreign rate differential	—%	5%
Noncontrolling interests in operating subsidiaries	(2)%	—%
Nondeductible permanent items	—%	(1)%
Expired tax attributes	6%	4%
Derivative fair value adjustment	(2)%	5%
Valuation allowance	7%	(21)%
Other	(1)%	1%
Effective income tax rate	(13)%	14%
Acacia’s income tax benefit (expense) for the periods presented consisted of the following:

	Years Ended December 31,
	2022	2021
	(In thousands)
Current:
Federal	$(54)	$—
State	(482)	(15)
Foreign	(606)	(8,530)
Total current	(1,142)	(8,545)
Deferred:
Federal	24,789	(54,165)
State	259	1,573
Foreign	(28)	332
Total deferred	25,020	(52,260)

Change in valuation allowance	(7,667)	36,518
Income tax benefit (expense)	$16,211	$(24,287)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31,
	2022	2021
	(In thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$47,386	$78,428
Unrealized gain on investments held at fair value	35	—
Compensation expense for share-based awards	607	383
Fixed assets and intangibles	—	—
Basis of investments in affiliates	—	18
Accrued liabilities and other	1,551	1,495
Lease liability	784	726
State taxes	94	—
Total deferred tax assets	50,457	81,050
Valuation allowance	(48,250)	(40,585)
Total deferred tax assets, net of valuation allowance	2,207	40,465
Deferred tax liabilities:
ROU Asset	(782)	(726)
Fixed assets and intangibles	(2,166)	(2,572)
Unrealized gain on investments held at fair value	—	(55,696)
Other	—	(23)
Total deferred tax liabilities	(2,948)	(59,017)
Net deferred tax liabilities	$(742)	$(18,552)
As of December 31, 2022 and 2021, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, "Income Taxes," wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.
Based upon available evidence, it was concluded on a more-likely-than-not basis that as of December 31, 2022 a valuation allowance of $48.3 million was needed for foreign tax credits and certain state tax attributes the Company estimates will expire prior to utilization. As of December 31, 2021, the Company recorded a full valuation allowance of $40.6 million. The valuation allowance increased by $7.7 million for the year ended December 31, 2022 as a result of the use of the NOLs against realized gains and unrealized losses. The valuation allowance decreased by $(36.4) million for the year ended December 31, 2021 as a result of the use of the NOLs and increase in unrealized gains.
At December 31, 2022, Acacia had U.S. federal and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $63.8 million and $36.0 million, respectively. Pursuant to the Tax Cuts and Jobs Act ("TCJA") enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning January 1, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. All federal losses are post TCJA NOLs, which do not expire. The $36.0 million of state NOLs will expire in varying amounts through 2040.
As of December 31, 2022 Acacia had combined foreign NOLs available to reduce future taxable income of approximately $1.9 million. As of December 31, 2022 a valuation of $1.9 million had been recorded against the related deferred tax assets for those NOLs that are not more likely than not to be fully utilized in reducing future taxable income.

As of December 31, 2022, Acacia had approximately $31.2 million of foreign tax credits, expiring between 2023 and 2032. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.
During the fourth quarter of 2022, the Company finalized Printronix's pre-acquisition income tax returns and recorded an adjustment to the assets acquired and liabilities assumed. As a result, the Company recognized an increase in goodwill of $71,000 from the initial assessment as of the acquisition date.
The following changes occurred in the amount of unrecognized tax benefits:

	Years Ended December 31,
	2022	2021
	(In thousands)
Beginning balance	$887	$731
Additions for current year tax positions	—	27
Additions included in purchase accounting for prior year positions	—	129
Reductions for prior year tax positions	(127)	—
Ending Balance (excluding interest and penalties)	760	887
Interest and penalties	—	—
Total	$760	$887
At December 31, 2022 and 2021, the Company had total unrecognized tax benefits of approximately $760,000 and $887,000, respectively. At December 31, 2022 and 2021, $760,000 and $108,000, respectively, of unrecognized tax benefits are recorded in other long-term liabilities. At December 31, 2022, if recognized, $760,000 of tax benefits would impact the Company’s effective tax rate.
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
Acacia is subject to taxation in the U.S. and in various state/foreign jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2018. The Company’s 2018 through 2022 tax years generally remain subject to examination by federal, state and foreign tax authorities. As the Company has incurred losses in most jurisdictions, the taxing authorities can generally challenge 2015 through 2021 either the amount of carryforward deduction reported in the open year or the amount of a net operating loss deduction that is absorbed in a closed year and supports the determination of the available net operating loss deduction for the open year under examination.
Deferred income taxes have not been provided for undistributed earnings of the Company’s consolidated foreign subsidiaries, as earnings are permanently reinvested, however, no deferred tax liability would be necessary as the parent entity would not be required to include the distribution into income as the amount would be tax free under current law.
TCJA subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.
On March 11, 2021 the United States enacted the American Rescue Plan Act of 2021. This Act includes various income and payroll tax measures. The Company does not expect a material impact from the American Rescue Plan on its consolidated financial statements and related disclosures.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes a 15% minimum tax on the adjusted financial statement income of corporations with a three taxable year average annual adjusted financial statement income in excess of $1 billion, a 1% excise tax on net stock repurchases made by publicly traded U.S. corporations and several tax incentives to promote clean energy. The alternative minimum tax and excise tax are effective in taxable years beginning after December 31, 2022. These tax law changes are not expected to significantly impact the Company’s consolidated financial statements. The Company will continue to evaluate its impact as further information becomes available.

16. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Years Ended December 31,
	2022	2021
	(In thousands, except share and per share data)
Numerator:
Net (loss) income attributable to Acacia Research Corporation	$(125,065)	$149,197
Dividend on Series A redeemable convertible preferred stock	(2,799)	(1,452)
Accretion of Series A redeemable convertible preferred stock	(5,171)	(3,829)
Undistributed earnings allocated to participating securities	—	(25,112)
Net (loss) income attributable to common stockholders - Basic	(133,035)	118,804

Add: Dividend on Series A redeemable convertible preferred stock	—	1,452
Add: Accretion of Series A redeemable convertible preferred stock	—	3,829
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	—	(8,280)
Less: Change in fair value of Series A warrants	—	—
Less: Change in fair value of dilutive Series B warrants	—	44,037
Add: Interest expense associated with Starboard Notes, net of tax	—	4,658
Add: Undistributed earnings allocated to participating securities	—	25,112
Reallocation of undistributed earnings to participating securities	—	(1,388)
Net (loss) income attributable to common stockholders - Diluted	$(133,035)	$188,224

Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	42,460,504	48,797,290
Potentially dilutive common shares:
Series A Preferred Stock	—	9,589,041
Restricted stock units	—	758,682
Stock options	—	37,167
Series A Warrants	—	—
Series B Warrants	—	39,288,690
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	42,460,504	98,470,870

Basic net (loss) income per common share	$(3.13)	$2.43
Diluted net (loss) income per common share	$(3.13)	$1.91

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	2,558,720	393,750
Series A warrants	—	5,000,000
Series B warrants	100,000,000	—
Total	102,558,720	5,393,750

17. SEGMENT REPORTING
As of December 31, 2022, the Company operates and reports its results in two reportable segments: Intellectual Property Operations and Industrial Operations. Historically, the Company has managed and reported under a single reporting segment. In October 2021, the Company acquired Printronix, which comprises all of the operations of the Company’s Industrial Operations reportable segment and led to the identification of the additional reporting segment.
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
The Company’s Intellectual Property Operations segment invests in IP and related absolute return assets, and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program. When applicable, we share net licensing revenue with our patent partners as that program matures, on a prearranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
The Company’s Industrial Operations segment generates operating income by designing and manufacturing printers and consumable products for various industrial printing applications. Printers consist of hardware and embedded software and may be sold with maintenance service agreements. Consumable products include inked ribbons which are used in Printronix’s printers. Printronix’s products are primarily sold through channel partners, such as dealers and distributors, to end-users. The Industrial Operations reporting segment did not exist prior to the acquisition of Printronix in October 2021, accordingly, the periods presented below include Printronix's operations for the full year ended December 31, 2022 compared to an approximate three month period ended December 31, 2021.

The Company's segment information is as follows:

	Years Ended December 31,
	2022			2021
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$19,508	$—	$19,508	$76,043	$—	$76,043
Printers and parts	—	16,118	16,118	—	4,961	4,961
Consumable products	—	19,314	19,314	—	5,973	5,973
Services	—	4,283	4,283	—	1,070	1,070
Total revenues	19,508	39,715	59,223	76,043	12,004	88,047

Cost of revenues:
Inventor royalties	1,212	—	1,212	1,142	—	1,142
Contingent legal fees	2,444	—	2,444	12,074	—	12,074
Litigation and licensing expenses	3,970	—	3,970	5,462	—	5,462
Amortization of patents	10,403	—	10,403	9,851	—	9,851
Other patent portfolio expense	—	—	—	162	—	162
Cost of sales	—	19,359	19,359	—	7,407	7,407
Total cost of revenues	18,029	19,359	37,388	28,691	7,407	36,098
Segment gross profit	1,479	20,356	21,835	47,352	4,597	51,949

Other operating expenses:
Engineering and development expenses	—	626	626	—	200	200
Sales and marketing expenses	—	8,621	8,621	—	1,538	1,538
Amortization of intangible assets	—	1,732	1,732	—	399	399
General and administrative expenses	5,428	8,254	13,682	6,177	2,398	8,575
Total other operating expenses	5,428	19,233	24,661	6,177	4,535	10,712
Segment operating (loss) income	$(3,949)	$1,123	(2,826)	$41,175	$62	41,237

Parent general and administrative expenses			37,266			26,692
Operating (loss) income			(40,092)			14,545
Total other (expense) income			(87,058)			160,107
(Loss) income before income taxes			$(127,150)			$174,652

	December 31,
	2022	2021
	(In thousands)
Equity securities investments:
Equity securities	$61,608	$361,778
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Total parent equity securities investments	98,358	398,528

Other parent assets	156,394	172,726

Segment total assets:
Intellectual property operations	176,119	175,286
Industrial operations	52,057	52,316
Total assets	$482,928	$798,856
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

	Years Ended December 31,
	2022			2021
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$18,882	$15,541	$34,423	$23,256	$4,937	$28,193
Canada and Latin America	11	2,145	2,156	402	251	653
Total Americas	18,893	17,686	36,579	23,658	5,188	28,846

Europe, Middle East and Africa	589	9,298	9,887	1,841	2,589	4,430

China	—	5,207	5,207	—	1,910	1,910
India	—	2,957	2,957	—	1,076	1,076
Asia-Pacific, excluding China and India	26	4,567	4,593	50,544	1,241	51,785
Total Asia-Pacific	26	12,731	12,757	50,544	4,227	54,771
Total revenues	$19,508	$39,715	$59,223	$76,043	$12,004	$88,047

	December 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$324	$302	$626
Malaysia	—	2,703	2,703
Other foreign countries	—	208	208
Total	$324	$3,213	$3,537

	December 31, 2021
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$204	$473	$677
Malaysia	—	3,203	3,203
Other foreign countries	—	303	303
Total	$204	$3,979	$4,183
18. SUBSEQUENT EVENTS
Change of Chief Financial Officer
Effective January 27, 2023, Richard Rosenstein resigned as the Chief Financial Officer of the Company. Mr. Rosenstein’s departure is not the result of any dispute or disagreement with the Company, including with respect to matters related to the Company’s accounting practices, general policies or financial reporting. Acacia and Mr. Rosenstein entered into a consulting agreement upon his departure, in accordance with Mr. Rosenstein will serve as a consultant through April 30, 2023. Effective as of January 28, 2023, Kirsten Hoover, who currently serves as Acacia’s Corporate Controller and previously held other senior finance roles at the Company, assumed the role of interim Chief Financial Officer. The Board is currently searching for a permanent successor.
Rights Offering and Concurrent Private Rights Offering
On February 14, 2023, pursuant to the requirements of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, the Company commenced a Rights Offering and Concurrent Private Rights Offering, which were completed on March 1, 2023. The Company received aggregate gross proceeds of approximately $361,000 from the Rights Offering and aggregate gross proceeds of approximately $78.8 million from the Concurrent Private Rights Offering. Refer to Note 8 for additional information.