Form 10-Q
period 2023-03-31
ACACIA RESEARCH CORP
filed 2023-05-11
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________
Commission file number: 001-37721
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 8, 2023, was 58,551,798.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
March 31, 2023

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022	4

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three Months Ended March 31, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 4.	Controls and Procedures	52

PART II.	OTHER INFORMATION	54

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	54

Item 4.	Mine Safety Disclosures	54

Item 5.	Other Information	55

Item 6.	Exhibits	55
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this "Report") contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, the Recapitalization (as defined below), acquisition and development activities, financial results of our acquired businesses, intellectual property ("IP"), licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
•Any inability to acquire additional operating businesses and intellectual property assets;
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
•Disruptions or uncertainty caused by changes to the Company's management team and board of directors;
•Disruptions or delays caused by outsourcing services to third-party service providers;
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
•The loss of any Printronix major customers that generates a large portion of its revenue or the decrease in demand for Printronix' products;
•Any supply chain interruption or inability to manage inventory levels of our operating businesses;
•Printronix's inability to perform satisfactorily under service contracts; and
•Events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other national disasters, pandemics, including the COVID-19 pandemic, and other similar events.
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements described in this Report, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”), on March 17, 2023 (our “Annual Report”), as well as in our other public filings with the SEC. In addition, actual results may differ materially as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$364,227	$287,786
Equity securities	60,724	61,608
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	8,666	8,231
Inventories	14,725	14,222
Prepaid expenses and other current assets	20,099	19,388
Total current assets	505,191	427,985

Property, plant and equipment, net	3,275	3,537
Goodwill	7,541	7,541
Other intangible assets, net	33,624	36,658
Leased right-of-use assets	1,614	2,005
Other non-current assets	5,359	5,202
Total assets	$556,604	$482,928

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,413	$6,036
Accrued expenses and other current liabilities	12,694	14,058
Accrued compensation	5,490	4,737
Royalties and contingent legal fees payable	1,060	699
Deferred revenue	1,206	1,229
Senior secured notes payable	61,350	60,450
Total current liabilities	90,213	87,209

Deferred revenue, net of current portion	520	568
Series A embedded derivative liabilities	11,812	16,835
Series B warrant liabilities	73,152	84,780
Long-term lease liabilities	1,566	1,873
Deferred income tax liabilities, net	502	742
Other long-term liabilities	1,674	1,675
Total liabilities	179,439	193,682

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of March 31, 2023 and December 31, 2022; aggregate liquidation preference of $35,000 as of March 31, 2023 and December 31, 2022	21,478	19,924

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 58,551,798 and 43,484,867 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	58	43
Treasury stock, at cost, 16,183,703 shares as of March 31, 2023 and December 31, 2022	(98,258)	(98,258)
Additional paid-in capital	740,187	663,284
Accumulated deficit	(297,342)	(306,789)
Total Acacia Research Corporation stockholders' equity	344,645	258,280

Noncontrolling interests	11,042	11,042

Total stockholders' equity	355,687	269,322

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$556,604	$482,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022

Revenues:
Intellectual property operations	$4,176	$2,615
Industrial operations	10,627	10,892
Total revenues	14,803	13,507

Costs and expenses:
Cost of revenues - intellectual property operations	4,738	4,564
Cost of sales - industrial operations	5,220	4,192
Engineering and development expenses - industrial operations	216	190
Sales and marketing expenses - industrial operations	1,913	2,016
General and administrative expenses	12,040	11,053
Total costs and expenses	24,127	22,015
Operating loss	(9,324)	(8,508)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	3,343	(172,203)
(Loss) gain on sale of equity securities	(1,361)	66,876
Net realized and unrealized gain (loss)	1,982	(105,327)
Change in fair value of the Series A and B warrants and embedded derivatives	16,651	28,098
Gain (loss) on foreign currency exchange	80	(813)
Interest expense on Senior Secured Notes	(900)	(2,601)
Interest income and other, net	3,441	1,007
Total other income (expense)	21,254	(79,636)

Income (loss) before income taxes	11,930	(88,144)

Income tax (expense) benefit	(2,483)	14,878

Net income (loss) including noncontrolling interests in subsidiaries	9,447	(73,266)

Net income attributable to noncontrolling interests in subsidiaries	—	—

Net income (loss) attributable to Acacia Research Corporation	$9,447	$(73,266)

Income (loss) per share:
Net income (loss) attributable to common stockholders - Basic	$5,958	$(75,117)
Weighted average number of shares outstanding - Basic	47,971,931	46,544,313
Basic net income (loss) per common share	$0.12	$(1.61)
Net loss attributable to common stockholders - Diluted	$(6,496)	$(75,117)
Weighted average number of shares outstanding - Diluted	89,067,821	46,544,313
Diluted net loss per common share	$(0.07)	$(1.61)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended March 31, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	9,447	—	9,447
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,554	—	—	—	(1,554)	—	—	(1,554)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(700)	—	—	(700)
Issuance of common stock from the Rights Offering	—	—	15,068,753	15	—	79,096	—	—	79,111
Issuance of common stock for vesting of restricted stock units	—	—	110,541	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(17,500)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(94,863)	—	—	(416)	—	—	(416)
Compensation expense for share-based awards	—	—	—	—	—	477	—	—	477
Balance at March 31, 2023	350,000	$21,478	58,551,798	$58	$(98,258)	$740,187	$(297,342)	$11,042	$355,687

	Three Months Ended March 31, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(73,266)	—	(73,266)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,151	—	—	—	(1,151)	—	—	(1,151)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(700)	—	—	(700)
Issuance of common stock for vesting of restricted stock units	—	—	15,000	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	292,667	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(18,770)	—	—	(72)	—	—	(72)
Compensation expense for share-based awards	—	—	—	—	—	1,174	—	—	1,174
Repurchase of common stock	—	—	(2,341,715)	(2)	(10,986)	—	—	—	(10,988)
Balance at March 31, 2022	350,000	$15,904	46,754,930	$47	$(58,267)	$647,640	$(254,990)	$11,042	$345,472
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$9,447	$(73,266)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash used in operating activities:
Depreciation and amortization	3,381	3,369
Amortization of debt discount and issuance costs	—	51
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	(5,023)	(3,942)
Change in fair value of Series A warrants	—	(896)
Change in fair value of Series B warrants	(11,628)	(23,260)
Compensation expense for share-based awards	477	1,174
(Gain) loss on foreign currency exchange	(80)	813
Change in fair value of equity securities	(3,343)	172,203
Gain (loss) on sale of equity securities	1,361	(66,876)
Deferred income taxes	(240)	(15,039)
Changes in assets and liabilities:
Accounts receivable	(451)	318
Inventories	(503)	(1,084)
Prepaid expenses and other assets	(391)	(1,246)
Accounts payable and accrued expenses	2,355	4,261
Royalties and contingent legal fees payable	360	(161)
Deferred revenue	(71)	418
Net cash used in operating activities	(4,349)	(3,163)

Cash flows from investing activities:
Purchases of equity securities	(5,166)	(92,877)
Sales of equity securities	8,032	102,842
Purchases of property and equipment	(83)	(34)
Net cash provided by investing activities	2,783	9,931

Cash flows from financing activities:
Repurchase of common stock	—	(10,988)
Paydown of Senior Secured Notes	—	(15,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(700)	(700)
Taxes paid related to net share settlement of share-based awards	(416)	(72)
Proceeds from Rights Offering	79,111	—
Net cash provided by (used in) financing activities	77,995	(26,760)

Effect of exchange rates on cash and cash equivalents	12	—

Increase (decrease) in cash and cash equivalents	76,441	(19,992)

Cash and cash equivalents, beginning	287,786	309,361

Cash and cash equivalents, ending	$364,227	$289,369

Supplemental schedule of cash flow information:
Income taxes paid	147	2
Noncash investing and financing activities:
Accrued patent costs	6,000	—
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
We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio,” in June 2020. As of March 31, 2023, we have monetized a majority of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties. Refer to Note 3 for additional information.
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
During the three months ended March 31, 2023 and the year ended December 31, 2022, ARG did not obtain control of any new patent portfolios.
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
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission ("SEC").

These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 17, 2023, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of March 31, 2023, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Accounts Receivable and Allowance for Credit Losses
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for credit losses established as of March 31, 2023 and December 31, 2022.
Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of March 31, 2023 and December 31, 2022, Printronix's combined allowance for credit losses and allowance for sales returns was $62,000 and $22,000, respectively.
Long-Term Notes Receivable
On October 13, 2021, Adaptix Limited issued £2.95 million, approximately $4.0 million at the exchange rate on October 13, 2021, in limited unsecured notes due in 2026 to Radcliffe 2 Ltd., a subsidiary of Merton Healthcare Holdco II LLC. The interest rate on the notes is 8.0% per year. During the three months ended March 31, 2023 and 2022, we recorded $71,000 and $78,000, respectively, in interest income related to the notes. As of March 31, 2023 and December 31, 2022, the receivable including interest was $4.1 million and $3.9 million, respectively, and is included in other non-current assets in the consolidated balance sheets.
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
The provision for income taxes for interim periods is determined using an estimate of Acacia's annual effective rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded.
Our income tax expense for the three months ended March 31, 2023 is primarily attributable to foreign taxes withheld, and foreign and state income taxes. Our income tax expense for the three months ended March 31, 2022 is primarily comprised of the impact of a partial valuation allowance recorded against our net deferred tax assets.
The Company's effective tax rates were 20% and 17% for the three months ended March 31, 2023 and 2022, respectively. Our 2023 effective tax rate was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits, changes in valuation allowance, as well as non-deductible items. Our 2022 effective tax rate was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance and non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2023 and December 31, 2022. These assets primarily consist of foreign tax credits and net operating loss carryforwards.

At March 31, 2023 and December 31, 2022, the Company had total unrecognized tax benefits of approximately $760,000. At March 31, 2023 and December 31, 2022, $760,000 of unrecognized tax benefits were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At March 31, 2023, if recognized, $760,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
Recent Accounting Pronouncements
Recently Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The Company adopted the update on January 1, 2023. The adoption of the update did not have an impact on the Company's financial position, results of operations or financial statement disclosures.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with “Revenue from Contracts with Customers (Topic 606).” At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted the update on January 1, 2023. The adoption of the update did not have an impact on the Company's financial position, results of operations or financial statement disclosures.
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

3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
March 31, 2023:
Equity securities - Life Sciences Portfolio	$28,498	$15,337	$(562)	$43,273
Equity securities - other common stock	30,659	2,585	(15,793)	17,451
Total	$59,157	$17,922	$(16,355)	$60,724

December 31, 2022:
Equity securities - Life Sciences Portfolio	$28,498	$14,815	$(617)	$42,696
Equity securities - other common stock	34,885	4	(15,977)	18,912
Total	$63,383	$14,819	$(16,594)	$61,608
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase the Life Sciences Portfolio for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of March 31, 2023 and December 31, 2022, the total fair value of the remaining Life Sciences Portfolio investment was $69.0 million and $68.4 million, respectively.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. As of March 31, 2023 and December 31, 2022, the Company's investment in Arix was approximately 26%. In addition, two members of the Company's Board of Directors (the “Board”) have seats on the board of Arix, which is currently made up of five board members. Although the Company is presumed to have significant influence over operating and financial policies of Arix, we have elected to account for the investment under the fair value method. To date, the Company has not received any dividends from Arix. As of March 31, 2023, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. As of March 31, 2023, the aggregate carrying amount of our Arix investment was $43.3 million, and is included in equity securities in the consolidated balance sheet.
The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Change in fair value of equity securities of public companies	$577	$(171,640)
Gain on sale of equity securities of public companies	—	59,488
Net realized and unrealized gain (loss)	$577	$(112,152)

As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of March 31, 2023 and 2022, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the three months ended March 31, 2023 and 2022, our consolidated earnings on equity investment was zero. No distributions were received during the three months ended March 31, 2023 and 2022.
4. INVENTORIES
Printronix's inventories consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Raw materials	$2,096	$4,335
Subassemblies and work in process	5,277	3,045
Finished goods	7,773	7,340
	15,146	14,720
Inventory reserves	(421)	(498)
Total inventories	$14,725	$14,222
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Machinery and equipment	$3,140	$3,057
Furniture and fixtures	577	585
Computer hardware and software	663	660
Leasehold improvements	1,019	1,025
	5,399	5,327
Accumulated depreciation and amortization	(2,124)	(1,790)
Property, plant and equipment, net	$3,275	$3,537
Total depreciation and amortization expense in the consolidated statements of operations was $347,000 and $335,000 for the three months ended March 31, 2023 and 2022, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended March 31, 2023, our Industrial Operations allocated depreciation and amortization, totaling $313,000, to all applicable operating expense categories, including cost of sales of $111,000. For the three months ended March 31, 2022, our Industrial Operations allocated depreciation and amortization, totaling $308,000, to all applicable operating expense categories, including cost of sales of $104,000.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Beginning balance	$7,541	$7,470
Acquisition of business	—	—
Tax adjustment	—	71
Impairment losses	—	—
Ending balance	$7,541	$7,541
The ending balance of goodwill includes no accumulated impairment losses to date. All goodwill is allocated to our Industrial Operations segment, refer to Note 1 for additional information related to the Printronix acquisition.
Other intangible assets, net consisted of the following:

	March 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,402	$(307,344)	$24,058
Industrial operations	7 years	3,400	(718)	2,682
Total patents		334,802	(308,062)	26,740
Customer relationships - industrial operations	7 years	5,300	(1,121)	4,179
Trade name and trademarks - industrial operations	7 years	3,430	(725)	2,705
Total		$343,532	$(309,908)	$33,624

	December 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(304,744)	$26,659
Industrial operations	7 years	3,400	(597)	2,803
Total patents		334,803	(305,341)	29,462
Customer relationships - industrial operations	7 years	5,300	(931)	4,369
Trade name and trademarks - industrial operations	7 years	3,430	(603)	2,827
Total		$343,533	$(306,875)	$36,658
Total other intangible asset amortization expense in the consolidated statements of operations was $3.0 million for the three months ended March 31, 2023 and 2022. The Company did not record charges related to impairment of other intangible assets for the three months ended March 31, 2023 and 2022. There was no accelerated amortization of other intangible assets for the three months ended March 31, 2023 and 2022. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.

The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2023	$9,035
2024	10,692
2025	8,347
2026	2,483
2027	1,733
Thereafter	1,334
Total	$33,624
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs. As of March 31, 2023 and December 31, 2022 $6.0 million and $9.0 million was accrued, respectively and included in accrued expenses and other current liabilities (see Note 7). The first $3.0 million installment was paid in February 2023 and the remaining two installments are due in April and June 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of March 31, 2023.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(In thousands)
Accrued consulting and other professional fees	$1,446	$1,173
Income taxes payable	2,496	474
Product warranty liability, current	40	36
Service contract costs, current	253	280
Short-term lease liability	1,493	1,559
Accrued patent cost (see Note 6)	6,000	9,000
Other accrued liabilities	966	1,536
Total	$12,694	$14,058
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
Holders had the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of May 15, 2022 through August 15, 2022, provided that there was not outstanding at least $50.0 million aggregate principal of senior secured notes to the Investors pursuant to the Securities Purchase Agreement at the time of the redemption. Holders also have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock during the period of November 15, 2024 through February 15, 2025. Additionally, holders have the option to redeem all or a portion of the Series A Redeemable Convertible Preferred Stock upon the occurrence of (i) a change of control or (ii) various other triggering events, such as the suspension from trading or delisting of the Company’s common stock. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the holders, the redemption price may include a make-whole amount or a stated premium, depending on the redemption scenario.
The Company may redeem all, and not less than all, of the Series A Redeemable Convertible Preferred Stock (i) upon a change of control or (ii) during the period of May 15, 2022 through August 15, 2022, provided that there was not outstanding at least $50.0 million aggregate principal of the senior secured notes at the time of the redemption, and assuming certain conditions of the common stock have been met. If the Series A Redeemable Convertible Preferred Stock is redeemed at the option of the Company, the redemption price would include a make-whole amount or a 15% premium depending on the circumstances.
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
The Holder may exchange the Series A Redeemable Convertible Preferred Stock for (i) Notes and (ii) Series B Warrants to purchase common stock.
The Series A Redeemable Convertible Preferred Stock accrues cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon certain triggering events, the dividend rate will increase to 7.0% if the triggering event occurs before an approved investment or 10.0% on the stated value if the triggering event occurs after an approved investment. In connection with the approved investment in June 2020, the Company and the Investors agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurs and the Company maintains $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also participates on an as-converted basis in any regular or special dividends paid to common stockholders. During October 2021, the Company consummated a suitable acquisition, accordingly $35.0 million was released to the Company from escrow (refer to Note 1 for discussion related to the Printronix acquisition). Upon consummation of the approved acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There are no accrued and unpaid dividends as of March 31, 2023 and December 31, 2022.
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
The Company has determined that certain features of the Series A Redeemable Convertible Preferred Stock should be bifurcated and accounted for as a derivative. Each of these features are bundled together as a single, compound embedded derivative.
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
The Company classifies the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it is probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accretes the instrument to its redemption value using the effective interest method and recognizes any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action is subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock will continue to be classified as temporary equity and will continue to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the three months ended March 31, 2023 and 2022 was $1.6 million and $1.2 million, respectively.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded as other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. In connection with the Recapitalization Agreement, the Company determined that the embedded features will continue to be bifurcated from the host Series A Redeemable Convertible Preferred Stock and accounted for separately as a compound derivative. As of March 31, 2023 and December 31, 2022, the fair value of the Series A embedded derivative was $11.8 million and $16.8 million, respectively.

Series A Warrants
On November 18, 2019, in connection with the issuance of the Series A Redeemable Convertible Preferred Stock, the Company issued detachable Series A Warrants to acquire up to 5 million shares of common stock at a price of $3.65 per share (subject to certain anti-dilution adjustments) at any time during a period of eight years beginning on the instrument’s issuance date of the Series A Warrants. The fair value of the Series A Warrants was $4.8 million upon issuance. On November 1, 2022, the Series A Warrants were fully exercised, and the Company recognized the common stock issued at its fair value in equity and an approximate $2.0 million charge as a component of the change in fair value of the Series A Warrants in other expense, which resulted in a fair value of zero.
In accordance with the terms of the Recapitalization Agreement, effective as of November 1, 2022, the Investors consummated the Series A Warrants Exercise (exercising the Series A Warrants in full) and the Company issued an aggregate of 5,000,000 shares of the Company’s common stock to the Investors in consideration of their payment of the cash exercise price of $9.3 million, which amount represents a reduction in the exercise price to account for a negotiated settlement by the parties to account for the forgone time value of money of the Series A Warrants.
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
In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants are subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms (the Series B Warrants not subject to such adjustment, the “Unadjusted Series B Warrants”). As of March 31, 2023, the Series B Warrants have not been exercised.
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
The Series B Warrants will be recognized at fair value at each reporting period until exercised or expiration, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of March 31, 2023 and December 31, 2022, the total fair value of the Series B Warrants was $73.2 million and $84.8 million, respectively.
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
Because the New Notes, as amended (as described below), are to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees associated with the issuance of the Notes and amortized such fees over the approximate seven month period ended December 31, 2020, which was the initial redemption date of the Notes. There was $1.4 million and $450,000 of accrued and unpaid interest on the New Notes as of March 31, 2023 and December 31, 2022, respectively.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million. The total principal amount outstanding of New Notes as of March 31, 2023 and December 31, 2022 was $60.0 million.

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
The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the three months ended March 31, 2023 and 2022, zero and $51,000, respectively, was amortized to interest expense. The discount was fully amortized during the quarter ended September 30, 2022.
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
The Recapitalization Agreement may be terminated by either party under certain circumstances, including if (i) a governmental entity issues an order permanently prohibiting the Recapitalization, (ii) there is an uncured breach of the Recapitalization Agreement by the other party that results in a condition to Closing not being capable of being satisfied, or (iii) the Closing does not occur on or before July 31, 2023.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. As of March 31, 2023, the aggregate carrying amount of this investment was $43.3 million, and is included in equity securities, in the consolidated balance sheet (refer to Note 3 for additional information).
Series B Warrants. Series B Warrants are recorded at fair value, using a Black-Scholes option-pricing model (Level 3). On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 8 for additional information). The fair value of the remaining Series B Warrants as of March 31, 2023 was estimated based on the following significant assumptions: volatility of 47 percent, risk-free rate of 4.86 percent, term of 0.29 years and a dividend yield of 0 percent. The fair value of the two Series B Warrants as of December 31, 2022 was estimated based on the following significant assumptions: volatility of 53 percent, risk-free rate of 4.76 percent, term of 0.54 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Embedded derivative liabilities. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. During the quarter ended December 31, 2022 in connection with the Recapitalization Agreement, the Company changed its methodology from a binomial lattice framework to an as-converted value (Level 3), based on an expected Series A Convertible Preferred Stock conversion date on or prior to July 14, 2023 (refer to Note 8 for additional information).
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. Prior to December 31, 2022, the assumed base case term used in the valuation models was the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The fair value of the embedded derivative as of March 31, 2023 was estimated based on the following significant assumptions: coupon rate of 8 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 15.70 percent. The fair value of the embedded derivative as of December 31, 2022 was estimated based on the following significant assumptions: coupon rate of 8 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 16.30 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
March 31, 2023:
Equity securities	$60,724	$—	$—	$60,724

December 31, 2022:
Equity securities	$61,608	$—	$—	$61,608

Liabilities
March 31, 2023:
Series A embedded derivative liabilities	$—	$—	$11,812	$11,812
Series B warrants	—	—	73,152	73,152
Total	$—	$—	$84,964	$84,964

December 31, 2022:
Series A embedded derivative liabilities	$—	$—	$16,835	$16,835
Series B warrants	—	—	84,780	84,780
Total	$—	$—	$101,615	$101,615
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2021	$11,291	$18,448	$96,378	$126,117
Remeasurement to fair value	(896)	(3,942)	(23,260)	(28,098)
Balance at March 31, 2022	10,395	14,506	73,118	98,019

Balance at December 31, 2022	$—	$16,835	$84,780	$101,615
Remeasurement to fair value	—	(5,023)	(11,628)	(16,651)
Balance at March 31, 2023	$—	$11,812	$73,152	$84,964
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
10. RELATED PARTY TRANSACTIONS
The Company reimbursed an aggregate amount of zero and $36,000 during the three months ended March 31, 2023 and 2022, respectively, to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company.
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
•On November 28, 2019, Printronix entered into a building lease agreement with PF Grand Paris for 3,045 square feet of office space in Paris, France. The lease commenced on March 1, 2019. The term of the lease is 109 months from the commencement date, has no annual rent increases and provides the right to early terminate the lease under certain circumstances, however it does not provide for an extension of the lease term.
•On November 1, 2020, Printronix entered into a building lease agreement with Shanghai SongYun Enterprise Management Center for 2,422 square feet of office space in Shanghai, China. The lease commenced on November 1, 2020. The term of the lease is 48 months from the commencement date, has no annual rent increases and provides the right to early terminate or extend the lease term.
The Company's operating lease costs were $388,000 and $293,000 for the three months ended March 31, 2023 and 2022, respectively.

The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of March 31, 2023 (in thousands):

Years Ending December 31,
Remainder of 2023	$1,157
2024	1,140
2025	457
2026	239
2027	66
Thereafter	—
Total minimum payments	3,059
Less: short-term lease liabilities	(1,493)
Long-term lease liabilities	$1,566
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
On September 6, 2019, Slingshot Technologies, LLC ("Slingshot"), filed a lawsuit in Delaware Chancery Court against the Company and ARG (collectively, the "Acacia Entities"), Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. ("Transpacific"). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. As the Acacia Entities argue in their motion, discovery has confirmed that Slingshot’s allegations are baseless, the Acacia Entities neither had access to nor used Slingshot’s information in acquiring the portfolio, and the Acacia Entities acquired the portfolio as a result of the independent efforts of their IP licensing group. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court took off calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023. On April 19, 2023, the Chancery Court heard oral argument and took the summary judgment motions under advisement.
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of March 31, 2023.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of March 31, 2023 and December 31, 2022, Printronix had approximately $100,000 of these bonds outstanding.
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
In 2020, Printronix executed an agreement with the prior tenant whereby the prior tenant would take 100% responsibility for the costs and process of the cleanup going forward. Printronix is in process of filing for release of such responsibility from a governmental agency and so may currently be found to be secondarily liable if the prior tenant cannot fulfil their responsibilities under the agreement. Accordingly, Printronix no longer takes part in monitoring or paying for any future investigation or cleanup activity. Printronix expects to have no such further costs associated with this facility. During 2020, Printronix was able to recover $24,000 from the prior tenant. Since that date and for the three months ended March 31, 2023, Printronix has incurred no related legal fees.
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
On March 31, 2022, the Board approved a stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization had no time limit and did not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During July 2022, we completed the March 2022 program with total common stock purchases of 8,453,519 shares for the aggregate amount of $40.0 million. There were no stock repurchases for the three months ended March 31, 2023.
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
Tax Benefits Preservation Charter Provision
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

The number of shares of common stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. No new additional shares will be added to the 2013 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2013 Plan). The stock issuable under the 2013 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan. At March 31, 2023, there were 244,364 shares available for grant under the 2013 Plan.
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. At March 31, 2023, there were 5,775,756 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The Board may amend or modify the Plans at any time, subject to any required stockholder approval. As of March 31, 2023, there are 8,501,249 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2022	1,310,417	$4.29	$535	8.0 years
Granted	243,319	$4.27	$—
Exercised	—	$—	$—
Forfeited/Expired	(187,500)	$4.94	$49
Outstanding at March 31, 2023	1,366,236	$4.20	$199	7.3 years
Exercisable at March 31, 2023	403,749	$4.54	$67	4.6 years
Vested and expected to vest at March 31, 2023	1,366,236	$4.20	$199	7.3 years
Unrecognized stock-based compensation expense at March 31, 2023 (in thousands)	$1,285
Weighted average remaining vesting period at March 31, 2023	2.5 years
Stock options granted in 2023 are time-based and will vest in full after three to four years. During the three months ended March 31, 2023, the Company granted 243,319 stock options at a weighted average grant-date fair value of $2.10 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following weighted average assumptions: volatility of 46 percent, risk-free interest rate of 3.67 percent, term of 6.00 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage (refer to Note 9 "Embedded derivative liabilities" for additional information). The risk-free rate is based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. The aggregate fair value of options vested during the three months ended March 31, 2023 was $209,000.

The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2022	406,001	$4.02	842,302	$4.42
Granted	—	$—	509,798	$4.27
Vested	(131,001)	$4.18	(110,541)	$3.90
Forfeited	(17,500)	$5.14	(126,666)	$4.59
Nonvested at March 31, 2023	257,500	$3.85	1,114,893	$4.39
Unrecognized stock-based compensation expense at March 31, 2023 (in thousands)	$861		$3,863
Weighted average remaining vesting period at March 31, 2023	1.6 years		2.4 years
RSUs granted in 2023 are time-based and will vest in full after one to four years. The aggregate fair value of RSAs vested during the three months ended March 31, 2023 was $548,000. The aggregate fair value of RSUs vested during the three months ended March 31, 2023 was $431,000. During the three months ended March 31, 2023, RSAs and RSUs totaling 241,542 shares were vested and 94,863 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
Certain RSUs were granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at prior period end. The remaining units fully vested on September 3, 2022. Compensation expense for RSUs with market-based vesting conditions for the three months ended March 31, 2023 and 2022, was zero and $143,000, respectively.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Options	$28	$132
RSAs	209	528
RSUs	240	514
Total compensation expense for share-based awards	$477	$1,174
Total unrecognized stock-based compensation expense as of March 31, 2023 was $6.0 million, which will be amortized over a weighted average remaining vesting period of 2.3 years.
Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of March 31, 2023 and December 31, 2022, the PIUs totaled $591,000, which was their fair value as of December 31, 2018 after termination of service.

14. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended March 31,
	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to Acacia Research Corporation	$9,447	$(73,266)
Dividend on Series A redeemable convertible preferred stock	(700)	(700)
Accretion of Series A redeemable convertible preferred stock	(1,554)	(1,151)
Undistributed earnings allocated to participating securities	(1,235)	—
Net income (loss) attributable to common stockholders - Basic	5,958	(75,117)

Add: Dividend on Series A redeemable convertible preferred stock	700	—
Add: Accretion of Series A redeemable convertible preferred stock	1,554	—
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	(5,023)	—
Less: Change in fair value of Series A warrants	—	—
Less: Change in fair value of dilutive Series B warrants	(11,628)	—
Add: Interest expense associated with Starboard Notes, net of tax	708	—
Add: Undistributed earnings allocated to participating securities	1,235	—
Reallocation of undistributed earnings to participating securities	—	—
Net loss attributable to common stockholders - Diluted	$(6,496)	$(75,117)

Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	47,971,931	46,544,313
Potentially dilutive common shares:
Series A Preferred Stock	9,589,041	—
Restricted stock units	—	—
Stock options	—	—
Series A Warrants	—	—
Series B Warrants	31,506,849	—
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	89,067,821	46,544,313

Basic net income (loss) per common share	$0.12	$(1.61)
Diluted net loss per common share	$(0.07)	$(1.61)

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	2,368,870	4,029,318
Series A warrants	—	5,000,000
Series B warrants	—	100,000,000
Total	2,368,870	109,029,318

15. SEGMENT REPORTING
As of March 31, 2023, the Company operates and reports its results in two reportable segments: Intellectual Property Operations and Industrial Operations.
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

The Company's segment information is as follows:

	Three Months Ended March 31,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$4,176	$—	$4,176	$2,615	$—	$2,615
Printers and parts	—	4,464	4,464	—	4,254	4,254
Consumable products	—	5,170	5,170	—	5,384	5,384
Services	—	993	993	—	1,254	1,254
Total revenues	4,176	10,627	14,803	2,615	10,892	13,507

Cost of revenues:
Inventor royalties	221	—	221	170	—	170
Contingent legal fees	532	—	532	549	—	549
Litigation and licensing expenses	1,384	—	1,384	1,244	—	1,244
Amortization of patents	2,601	—	2,601	2,601	—	2,601
Cost of sales	—	5,220	5,220	—	4,192	4,192
Total cost of revenues	4,738	5,220	9,958	4,564	4,192	8,756
Segment gross profit	(562)	5,407	4,845	(1,949)	6,700	4,751

Other operating expenses:
Engineering and development expenses	—	216	216	—	190	190
Sales and marketing expenses	—	1,913	1,913	—	2,016	2,016
Amortization of intangible assets	—	433	433	—	433	433
General and administrative expenses	1,897	2,285	4,182	1,716	2,422	4,138
Total other operating expenses	1,897	4,847	6,744	1,716	5,061	6,777
Segment operating (loss) income	$(2,459)	$560	(1,899)	$(3,665)	$1,639	(2,026)

Parent general and administrative expenses			7,425			6,482
Operating loss			(9,324)			(8,508)
Total other (expense) income			21,254			(79,636)
(Loss) income before income taxes			$11,930			$(88,144)

	March 31, 2023	December 31, 2022
	(In thousands)
Equity securities investments:
Equity securities	$60,724	$61,608
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Total parent equity securities investments	97,474	98,358

Other parent assets	235,144	156,394

Segment total assets:
Intellectual property operations	171,639	176,119
Industrial operations	52,347	52,057
Total assets	$556,604	$482,928
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

	Three Months Ended March 31,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$673	$4,234	$4,907	$2,097	$3,849	$5,946
Canada and Latin America	501	219	720	6	372	378
Total Americas	1,174	4,453	5,627	2,103	4,221	6,324

Europe, Middle East and Africa	—	2,965	2,965	500	2,508	3,008

China	3,000	843	3,843	—	1,133	1,133
India	—	828	828	—	1,749	1,749
Asia-Pacific, excluding China and India	2	1,538	1,540	12	1,281	1,293
Total Asia-Pacific	3,002	3,209	6,211	12	4,163	4,175
Total revenues	$4,176	$10,627	$14,803	$2,615	$10,892	$13,507

	March 31, 2023
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$290	$255	$545
Malaysia	—	2,543	2,543
Other foreign countries	—	187	187
Total	$290	$2,985	$3,275

	December 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$324	$302	$626
Malaysia	—	2,703	2,703
Other foreign countries	—	208	208
Total	$324	$3,213	$3,537

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these "forward-looking statements" as a result of various factors including the risks we discuss in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022, “Risk Factors,” and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. As of March 31, 2023, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $852.4 million to our patent partners.
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
Recent Business Developments and Trends
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the "Recapitalization Agreement") with the Investors, pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization. For a detailed description of the Recapitalization and the actions taken and contemplated to be taken in connection therewith, see Note 8 to the consolidated financial statements elsewhere herein.
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
In addition, there have been other changes to the Company’s management and the Board, as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022, "Risk Factors — Risks Related to Our Business, Business Strategy, and Platform — Recent changes in the Company’s management team and board of directors, as well as ongoing litigation related to the Company’s former Chief Executive Officer, may be disruptive to, or cause uncertainty in, the Company’s business, results of operations and the price of the Company’s common stock.” Changes in leadership and key management positions have inherent risks, and there are no assurances that any of our recent changes will not affect our operations and financial condition.
Acquisitions
In October 2021, we consummated our first operating company acquisition in connection with our acquisition of Printronix. We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
In June 2020 we acquired the Life Sciences Portfolio. In connection with the purchase of the equity securities in the Life Sciences Portfolio, we issued to the Investors $115.0 million principal amount of our senior secured notes, or Notes. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company. As of March 31, 2023, we have monetized a majority of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
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
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the three months ended March 31, 2023, our Printronix subsidiary experienced some inflation from higher freight costs and in the cost of raw materials than in previous years. While Printronix inventory costs have been impacted by these inflationary pressures, up to this point Printronix has generally been able to adjust selling prices in response to these higher costs.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this report, our operating subsidiaries have five pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. Refer to Item 1A “Risk Factors— Risks Related to our Intellectual Property Business and Industry” of our Annual Report for additional information regarding patent litigation and related risks.
Litigation and Licensing Expense
We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. Refer to Item 1A “Risk Factors” of our Annual Report for additional information regarding litigation and licensing expense risk.
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
During the three months ended March 31, 2023 and during 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
Further to this purpose and following ongoing negotiations with Starboard, on October 30, 2022, and following the unanimous recommendation thereof of the Special Committee of the Board, the Company entered into a Recapitalization Agreement with Starboard, pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure.
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
•Preferred Stock. Subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders, (i) the Company will cause the Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock, dated as of January 7, 2020 (the “Certificate of Designations”) to be amended and restated in the form attached to the Recapitalization Agreement in order to remove the “4.89% blocker” provision and (ii) on or prior to July 14, 2023, Starboard will convert an aggregate amount of 350,000 shares of Series A Preferred Stock into common stock in accordance with the terms of the amended and restated Certificate of Designations.
•Series B Warrants. On or prior to July 14, 2023, Starboard will irrevocably exercise 31,506,849 of the Series B Warrants (as adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction relating to the common stock occurring after the date of the Recapitalization Agreement), through a “Note Cancellation” (as defined in the Series B Warrants) or a combination of a “Note Cancellation” and a “Limited Cash Exercise” (as defined in the Series B Warrants) in accordance with the terms of the Series B Warrants, as determined by Starboard (the “Series B Warrants Exercise”). The remaining Series B Warrants were cancelled immediately following the completion of the Rights Offering.
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
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations and Industrial Operations segment revenues and cost of revenues, may be found in Note 15 to the consolidated financial statements elsewhere herein and Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023.

Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$14,803	$13,507	$1,296	10%
Total costs and expenses	24,127	22,015	2,112	10%
Operating loss	(9,324)	(8,508)	(816)	10%
Total other income (expense)	21,254	(79,636)	100,890	(127%)
Income (loss) before income taxes	11,930	(88,144)	100,074	(114%)
Income tax (expense) benefit	(2,483)	14,878	(17,361)	(117%)
Net income (loss) attributable to Acacia Research Corporation	9,447	(73,266)	82,713	(113%)
Results of Operations - three months ended March 31, 2023 compared with the three months ended March 31, 2022
Total revenues increased $1.3 million to $14.8 million for the three months ended March 31, 2023, as compared to $13.5 million for the three months ended March 31, 2022, due to an increase in our Intellectual Property Operations revenues. ARG executed 4 new license agreements during the first quarter of 2023, which contributed to Intellectual Property Operations revenues increasing by $1.6 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The increase was offset by the decrease in net revenues contributed from Printronix of $265,000. Refer to "Revenues" below for further detailed discussion.
Income before income taxes was $11.9 million for the three months ended March 31, 2023, as compared to loss before income taxes of $88.1 million in the comparable prior period. The net increase was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $51,000, from $170,000 to $221,000 in 2023, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Contingent legal fees decreased $17,000, from $549,000 to $532,000 in 2023, primarily due to the change in Intellectual Property Operations revenues described above. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Litigation and licensing expenses increased $140,000, from $1.2 million to $1.4 million in 2023, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Cost of Revenues – Intellectual Property Operations" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses for the first quarter of 2023 increased $1.0 million, from $6.4 million to $7.3 million. Refer to "Cost of Revenues – Industrial Operations" and "Operating Expenses" below for further discussion.
•General and administrative expenses increased $987,000, from $11.1 million to $12.0 million in 2023, primarily due to higher parent company and Intellectual Property Operations costs including, parent company consulting and legal fees related to the termination of the former Chief Executive Officer and SEC matters, accounting fees, and severance expense offset partially by a decrease in compensation expense for share-based awards, variable performance-based compensations costs, personnel costs and board fees, and our Industrial Operations general and administrative costs. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, decreased $697,000, from $1.2 million to $477,000 in 2023, primarily due to forfeitures for terminated employees, which includes a partial offset by restricted stock and option grants issued to employees and the Board in 2023 and 2022.

•Unrealized gain from the change in fair value of our equity securities was $3.3 million in 2023, as compared to an unrealized loss of $172.2 million in the comparable prior period. The unrealized gain and loss were derived from our Life Sciences Portfolio and trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Realized loss from the sale of equity securities was $1.4 million in 2023, as compared to a realized gain of $66.9 million in the comparable prior period. The realized loss was derived from the sales activity from our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Unrealized gain from the Series B warrants and the embedded derivative fair value measurements was $16.7 million in 2023, as compared to an unrealized gain of $28.1 million from the Series A and Series B warrants and embedded derivative fair value measurements in the comparable prior period. Refer to Notes 8 and 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements.
•Gain on foreign currency exchange was $80,000 in 2023, as compared to a loss on foreign currency exchange of $813,000 in the comparable prior period. The increase was primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.
•Interest expense on Senior Secured Notes decreased $1.7 million, from $2.6 million to $900,000 in 2023, due to decreased interest expense related to lower principal amount of Senior Secured Notes outstanding in 2023. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $3.4 million in 2023, as compared to $1.0 million in the comparable prior period, mainly due to an increase in interest income from our cash equivalents and equity security investments. Refer to Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding our cash and cash equivalents and investments in equity securities.
Revenues
Intellectual Property Operations
ARG's revenue activity for the periods presented included the following:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$3,900	$2,193	$1,707	78%
Recurring license revenue agreements	276	422	(146)	(35%)
Total revenues	$4,176	$2,615	$1,561	60%

New license agreements executed	4	9	(5)	(56%)
Licensing and enforcement programs generating revenues	6	7	(1)	(14%)
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $1.7 million due to an increase in the average revenue per agreement despite the decrease in the number of agreements executed. Recurring revenue, that provides for quarterly sales-based license fees, decreased $146,000 from various on-going license arrangements.
Refer to Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.

Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Industrial Operations
Printronix's net revenues for the periods presented included the following:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$4,464	$4,254	$210	5%
Consumable products	5,170	5,384	(214)	(4%)
Services	993	1,254	(261)	(21%)
Total	$10,627	$10,892	$(265)	(2%)
Refer to Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Printing Solutions” above for additional information related to Printronix's operating activities.
Cost of Revenues
Intellectual Property Operations

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$221	$170	$51	30%
Contingent legal fees	532	549	(17)	(3%)
Litigation and licensing expenses	1,384	1,244	140	11%
Amortization of patents	2,601	2,601	—	0%
Total	$4,738	$4,564	$174	4%
Refer to detailed change explanations above for the three months ended March 31, 2023 and 2022 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Printronix's cost of sales for the three months ended March 31, 2023 and 2022 was $5.2 million and $4.2 million, respectively. The increase in Printronix's cost of sales is due to under absorption of overhead cost. Refer to Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding Printronix's cost of sales.

Operating Expenses

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$216	$190	$26	14%
Sales and marketing expenses - industrial operations	1,913	2,016	(103)	(5%)

General and administrative costs - intellectual property operations	1,897	1,716	181	11%
General and administrative costs - industrial operations	2,718	2,855	(137)	(5%)
Parent general and administrative expenses	7,425	6,482	943	15%
Total general and administrative expenses	12,040	11,053	987	9%
Total	$14,169	$13,259	$910	7%
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
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

Three Months Ended March 31,
2023 vs. 2022
(In thousands)
Personnel costs and board fees	$(145)
Variable performance-based compensation costs	(386)
Other general and administrative costs	1,952
General and administrative costs - industrial operations	(137)
Compensation expense for share-based awards	(697)
Non-recurring employee severance costs	400
Total change in general and administrative expenses	$987
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
The decrease in personnel cost and board fees, variable performance-based compensation costs and compensation expense for share-based awards was primarily due to a decrease in headcount and related costs. The increases in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to parent company consulting and legal fees related to the termination of the former Chief Executive Officer and SEC matters. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. Refer to additional general and administrative change explanations above.

Other Income/Expense
Equity Securities Investments

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$3,343	$(172,203)	$175,546	(102%)
(Loss) gain on sale of equity securities	(1,361)	66,876	(68,237)	(102%)
Total net realized and unrealized (loss) gain	$1,982	$(105,327)	$107,309	(102%)
Our equity securities investments, including the Life Sciences Portfolio and trading securities portfolio, are recorded at fair value at each balance sheet date. During the fourth quarter of 2022, Acacia fully exited its position in Oxford Nanopore. Refer to periodic change explanations above. Refer to Notes 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in the Life Sciences Portfolio and other equity securities.
Our year-to-date results included an unrealized gain from the change in fair value of our equity securities as compared to an unrealized loss in the comparable prior period, and included realized loss from the sale of our equity securities as compared to an realized gain in the comparable prior period. These changes were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized gain primarily relates to one Life Sciences Portfolio and trading securities portfolio. The current period realized loss primarily relates to sales activity from trading securities portfolio.
Income Taxes

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Income tax (expense) benefit	$(2,483)	$14,878	$(17,361)	(117%)
Effective tax rate	20%	(17)%	n/a	37%
Our income tax expense for the three months ended March 31, 2023 is primarily attributable to foreign taxes withheld and foreign and state income taxes. Our income tax benefit for the three months ended March 31, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized loss recorded in the period.
Our 2023 effective tax rate was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits changes in valuation allowance, as well as non-deductible items. Our 2022 effective tax rate was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2023 and December 31, 2022. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of March 31, 2023, are recognized as liabilities or generally are otherwise described in Note 11, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Our most significant liabilities as reflected on our balance sheet as of March 31, 2023 include the Senior Secured Notes and, because of certain provisions in the related agreements that provide for net cash settlement upon a change in control, the Series B Warrants. For additional information, see Note 8, "Starboard Investment" to the consolidated financial statements included elsewhere herein. The Senior Secured Notes mature on July 14, 2023. In accordance with the terms of the Recapitalization Agreement, on or prior to July 14, 2023, a portion of the Series B Warrants are expected to be exercised for common stock through the Series B Warrants Exercise. In addition to the foregoing, we will be required to make the Recapitalization Payment at the closing of the Series B Warrants Exercise.
Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 11 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At March 31, 2023, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.
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
Our primary sources of liquidity are cash and cash equivalents on hand, cash generated from our operating activities, and borrowings in connection with the Senior Secured Notes (discussed in Note 8 to the consolidated financial statements elsewhere herein). Our cash and cash equivalents on hand includes proceeds of the recently completed Rights Offering and Concurrent Private Rights Offering. We expect to satisfy our obligations under the existing Senior Secured Notes that mature on July 14, 2023 and make the Recapitalization Payment with cash on hand.
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
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $425.0 million at March 31, 2023, compared to $349.4 million at December 31, 2022.

Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(4,349)	$(3,163)
Investing activities	2,783	9,931
Financing activities	77,995	(26,760)
Effect of exchange rates on cash and cash equivalents	12	—
Increase (decrease) in cash and cash equivalents	$76,441	$(19,992)
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net income (loss) including noncontrolling interests in subsidiaries	$9,447	$(73,266)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash used in operating activities:
Depreciation and amortization	3,381	3,369
Amortization of debt discount and issuance costs	—	51
Change in fair values Series A redeemable convertible preferred stock embedded derivatives, Series A warrants and Series B warrants	(16,651)	(28,098)
Compensation expense for share-based awards	477	1,174
(Gain) loss on foreign currency exchange	(80)	813
Change in fair value of equity securities	(3,343)	172,203
Gain (loss) on sale of equity securities	1,361	(66,876)
Deferred income taxes	(240)	(15,039)
Changes in assets and liabilities:
Accounts receivable	(451)	318
Inventories	(503)	(1,084)
Prepaid expenses and other assets	(391)	(1,246)
Accounts payable and accrued expenses	2,355	4,261
Royalties and contingent legal fees payable	360	(161)
Deferred revenue	(71)	418
Net cash used in operating activities	$(4,349)	$(3,163)
Cash receipts from ARG's licensees totaled $4.4 million and $2.7 million for the three months ended March 31, 2023 and 2022, respectively. Cash receipts from Printronix's customers totaled $10.0 million and $11.2 million for the three months ended March 31, 2023 and 2022, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.

Our reported cash used in operations for the three months ended March 31, 2023 was $4.3 million, compared to $3.2 million cash provided by operations in the comparable prior period. The increase in cash used in operations was primarily due to net outflows from the total changes in assets and liabilities (refer to Working Capital discussion below), inventory related purchases and royalties and contingent legal fees related payments, and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at March 31, 2023 decreased to $14.6 million, compared to $15.1 million at December 31, 2022, which was comprised of the changes in assets and liabilities presented above. The decrease is primarily due to change in accounts payable, accrued expenses and other current liabilities and accrued compensation, which is related to legal fees and income tax payable and severance accruals in the first quarter of 2023, partially offset by an installment of the accrued patent cost (refer to Note 6).
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Purchases of equity securities	(5,166)	(92,877)
Sales of equity securities	8,032	102,842
Purchases of property and equipment	(83)	(34)
Net cash provided by investing activities	$2,783	$9,931
Cash flows from investing activities for the three months ended March 31, 2023 increased to $2.8 million, as compared to cash flow of $9.9 million in the comparable prior period, primarily due to net cash inflows from our Life Sciences Portfolio and trading securities portfolio equity securities transactions in 2023. Refer to “Other Income/Expense – Equity Securities Investments” above for additional information.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Repurchase of common stock	$—	$(10,988)
Paydown of Senior Secured Notes	—	(15,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(700)	(700)
Taxes paid related to net share settlement of share-based awards	(416)	(72)
Proceeds from Rights Offering	79,111	—
Net cash provided by (used in) financing activities	$77,995	$(26,760)
Cash inflows from financing activities for the three months ended March 31, 2023 increased to $78.0 million, as compared to cash outflow of $26.8 million in the comparable prior period, primarily due to activity related to the Rights Offering and Concurrent Private Rights Offering (refer to Note 8).
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
We believe that of the significant accounting policies discussed in Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023, the following accounting policies require our most difficult, subjective or complex assumptions, judgments and estimates:
•revenue recognition;
•valuation of long-lived assets, goodwill and other intangible assets;
•valuation of Series B Warrants;
•valuation of embedded derivatives; and
•accounting for income taxes.
Our critical accounting estimates have not changed materially from those disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023. For further information on the significant accounting policies related to the valuation of long-lived assets, goodwill and other intangible assets and income taxes, refer to Note 2 to the consolidated financial statements and other related significant account policies included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023.
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
As of March 31, 2023 and December 31, 2022, the carrying value of our equity investments in public and private companies was $97.5 million and $98.4 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of March 31, 2023, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $6.1 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts, a note receivable and certain equity security investments. As of March 31, 2023, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $4.3 million effect on our financial position and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2023) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
4.1	Form of Subscription Rights Certificate (incorporated by reference to the Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 14, 2023)
10.1
Amended and Restated Registration Rights Agreement dated as of February 14, 2023, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2023)

10.2*
Consulting Agreement, effective January 28, 2023, among Acacia Research Corporation and Richard Rosenstein (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023)

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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: May 11, 2023	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Interim Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: May 11, 2023	/s/ Kirsten Hoover
By: Kirsten Hoover
Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)