Form 10-Q
period 2023-06-30
ACACIA RESEARCH CORP
filed 2023-08-03
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of July 31, 2023, was 99,886,322.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
June 30, 2023

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2023 (Unaudited) and December 31, 2022	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022	4

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Six Months Ended June 30, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	55

Item 4.	Controls and Procedures	55

PART II.	OTHER INFORMATION	57

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our acquired businesses, intellectual property (“IP”), licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
•Any inability to acquire additional operating businesses and intellectual property assets;
•Costs related to acquiring additional operating businesses and intellectual property assets;
•Any inability to retain employees and management team(s) at the Company and our operating businesses;
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
•The loss of any Printronix major customers that generates a large portion of its revenue or the decrease in demand for Printronix’ products;
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
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements described in this Quarterly Report, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”), on March 17, 2023 (our “Annual Report”), as well as in our other public filings with the SEC. In addition, actual results may differ materially as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

The information contained in this Quarterly Report is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report and in our other reports filed with the SEC. You should read this Quarterly Report in its entirety, together with the documents that we file as exhibits to this Quarterly Report and the documents that we incorporate by reference into this Quarterly Report, with the understanding that our future results may be materially different from what we currently expect. The forward-looking statements we make speak only as of the date on which they are made. We expressly disclaim any intent or obligation to update any forward-looking statements after the date hereof to conform such statements to actual results or to changes in our opinions or expectations, except as required by applicable law or the rules of The Nasdaq Stock Market LLC. If we do update or correct any forward-looking statements, investors should not conclude that we will make additional updates or corrections.
We qualify all of our forward-looking statements by these cautionary statements.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$355,188	$287,786
Equity securities	52,853	61,608
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	6,267	8,231
Inventories	14,006	14,222
Prepaid expenses and other current assets	20,728	19,388
Total current assets	485,792	427,985

Property, plant and equipment, net	2,950	3,537
Goodwill	7,541	7,541
Other intangible assets, net	30,590	36,658
Leased right-of-use assets	910	2,005
Other non-current assets	6,925	5,202
Total assets	$534,708	$482,928

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,789	$6,036
Accrued expenses and other current liabilities	4,461	14,058
Accrued compensation	5,505	4,737
Royalties and contingent legal fees payable	579	699
Deferred revenue	1,022	1,229
Senior secured notes payable	60,450	60,450
Total current liabilities	77,806	87,209

Deferred revenue, net of current portion	535	568
Series A embedded derivative liabilities	12,881	16,835
Series B warrant liabilities	82,018	84,780
Long-term lease liabilities	898	1,873
Deferred income tax liabilities, net	125	742
Other long-term liabilities	1,858	1,675
Total liabilities	176,121	193,682

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; 350,000 shares authorized, issued and outstanding as of June 30, 2023 and December 31, 2022; aggregate liquidation preference of $35,000 as of June 30, 2023 and December 31, 2022	23,154	19,924

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 58,754,795 and 43,484,867 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	58	43
Treasury stock, at cost, 16,183,703 shares as of June 30, 2023 and December 31, 2022	(98,258)	(98,258)
Additional paid-in capital	738,712	663,284
Accumulated deficit	(316,121)	(306,789)
Total Acacia Research Corporation stockholders' equity	324,391	258,280

Noncontrolling interests	11,042	11,042

Total stockholders' equity	335,433	269,322

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$534,708	$482,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues:
Intellectual property operations	$394	$8,062	$4,570	$10,677
Industrial operations	7,510	8,655	18,137	19,547
Total revenues	7,904	16,717	22,707	30,224

Costs and expenses:
Cost of revenues - intellectual property operations	5,010	4,634	9,748	9,198
Cost of sales - industrial operations	3,933	4,592	9,153	8,784
Engineering and development expenses - industrial operations	205	145	421	335
Sales and marketing expenses - industrial operations	1,859	2,294	3,772	4,310
General and administrative expenses	9,426	10,722	21,466	21,775
Total costs and expenses	20,433	22,387	44,560	44,402
Operating loss	(12,529)	(5,670)	(21,853)	(14,178)

Other (expense) income:
Equity securities investments:
Change in fair value of equity securities	6,617	(57,647)	9,960	(229,850)
(Loss) gain on sale of equity securities	(7,999)	11,498	(9,360)	78,374
Earnings on equity investment in joint venture	—	42,085	—	42,085
Net realized and unrealized (loss) gain	(1,382)	(4,064)	600	(109,391)
Change in fair value of the Series A and B warrants and embedded derivatives	(9,935)	(35,146)	6,716	(7,048)
Gain (loss) on foreign currency exchange	15	(1,814)	95	(2,627)
Interest expense on Senior Secured Notes	(900)	(1,859)	(1,800)	(4,460)
Interest income and other, net	4,307	863	7,748	1,870
Total other (expense) income	(7,895)	(42,020)	13,359	(121,656)

Loss before income taxes	(20,424)	(47,690)	(8,494)	(135,834)

Income tax benefit (expense)	1,645	200	(838)	15,078

Net loss including noncontrolling interests in subsidiaries	(18,779)	(47,490)	(9,332)	(120,756)

Net income attributable to noncontrolling interests in subsidiaries	—	(14,013)	—	(14,013)

Net loss attributable to Acacia Research Corporation	$(18,779)	$(61,503)	$(9,332)	$(134,769)

Loss per share:
Net loss attributable to common stockholders - Basic	$(21,155)	$(63,443)	$(13,962)	$(138,560)
Weighted average number of shares outstanding - Basic	58,408,711	43,988,677	53,219,152	45,259,435
Basic net loss per common share	$(0.36)	$(1.44)	$(0.26)	$(3.06)
Net loss attributable to common stockholders - Diluted	$(21,155)	$(63,443)	$(13,962)	$(138,560)
Weighted average number of shares outstanding - Diluted	58,408,711	43,988,677	53,219,152	45,259,435
Diluted net loss per common share	$(0.36)	$(1.44)	$(0.26)	$(3.06)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended June 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	350,000	$21,478	58,551,798	$58	$(98,258)	$740,187	$(297,342)	$11,042	$355,687
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(18,779)	—	(18,779)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,676	—	—	—	(1,676)	—	—	(1,676)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(700)	—	—	(700)
Stock options exercised	—	—	59,568	—	—	206	—	—	206
Issuance of common stock for vesting of restricted stock units	—	—	202,810	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(16,667)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(42,714)	—	—	(179)	—	—	(179)
Compensation expense for share-based awards	—	—	—	—	—	874	—	—	874
Balance at June 30, 2023	350,000	$23,154	58,754,795	$58	$(98,258)	$738,712	$(316,121)	$11,042	$335,433

	Three Months Ended June 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	350,000	$15,904	46,754,930	$47	$(58,267)	$647,640	$(254,990)	$11,042	$345,472
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(61,503)	14,013	(47,490)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,241	—	—	—	(1,241)	—	—	(1,241)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(699)	—	—	(699)
Issuance of common stock for vesting of restricted stock units	—	—	160,501	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(50,000)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(96,147)	—	—	(431)	—	—	(431)
Compensation expense for share-based awards	—	—	—	—	—	1,083	—	—	1,083
Repurchase of common stock	—	—	(6,146,819)	(6)	(28,514)	—	—	—	(28,520)
Balance at June 30, 2022	350,000	$17,145	40,622,465	$41	$(86,781)	$646,352	$(316,493)	$25,055	$268,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Six Months Ended June 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(9,332)	—	(9,332)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,230	—	—	—	(3,230)	—	—	(3,230)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,400)	—	—	(1,400)
Stock options exercised	—	—	59,568	—	—	206	—	—	206
Issuance of common stock from the Rights Offering	—	—	15,068,753	15	—	79,096	—	—	79,111
Issuance of common stock for vesting of restricted stock units	—	—	313,351	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(34,167)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(137,577)	—	—	(595)	—	—	(595)
Compensation expense for share-based awards	—	—	—	—	—	1,351	—	—	1,351
Balance at June 30, 2023	350,000	$23,154	58,754,795	$58	$(98,258)	$738,712	$(316,121)	$11,042	$335,433

	Six Months Ended June 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(134,769)	14,013	(120,756)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	2,392	—	—	—	(2,392)	—	—	(2,392)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,399)	—	—	(1,399)
Issuance of common stock for vesting of restricted stock units	—	—	175,501	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	242,667	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(114,917)	—	—	(503)	—	—	(503)
Compensation expense for share-based awards	—	—	—	—	—	2,257	—	—	2,257
Repurchase of common stock	—	—	(8,488,534)	(8)	(39,500)	—	—	—	(39,508)
Balance at June 30, 2022	350,000	$17,145	40,622,465	$41	$(86,781)	$646,352	$(316,493)	$25,055	$268,174
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2023	2022

Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(9,332)	$(120,756)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash used in operating activities:
Depreciation and amortization	6,789	6,777
Amortization of debt discount and issuance costs	—	56
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	(3,954)	5,151
Change in fair value of Series A warrants	—	1,494
Change in fair value of Series B warrants	(2,762)	403
Compensation expense for share-based awards	1,351	2,257
(Gain) loss on foreign currency exchange	(95)	2,627
Change in fair value of equity securities	(9,960)	229,850
Gain (loss) on sale of equity securities	9,360	(78,374)
Earnings on equity investment in joint venture	—	(42,085)
Deferred income taxes	(617)	(15,500)
Changes in assets and liabilities:
Accounts receivable	2,629	(4,339)
Inventories	216	(3,125)
Prepaid expenses and other assets	(1,765)	(3,135)
Accounts payable and accrued expenses	(10,624)	723
Royalties and contingent legal fees payable	(120)	118
Deferred revenue	(238)	305
Net cash used in operating activities	(19,122)	(17,553)

Cash flows from investing activities:
Patent acquisition	—	(5,000)
Purchases of equity securities	(5,843)	(107,537)
Sales of equity securities	15,198	191,494
Purchases of property and equipment	(137)	(410)
Net cash provided by investing activities	9,218	78,547

Cash flows from financing activities:
Repurchase of common stock	—	(39,508)
Paydown of Senior Secured Notes	—	(65,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,400)	(1,399)
Taxes paid related to net share settlement of share-based awards	(595)	(503)
Proceeds from Rights Offering	79,111	—
Proceeds from exercise of stock options	206	—
Net cash provided by (used in) financing activities	77,322	(106,410)

Effect of exchange rates on cash and cash equivalents	(16)	—

Increase (decrease) in cash and cash equivalents	67,402	(45,416)

Cash and cash equivalents, beginning	287,786	309,361

Cash and cash equivalents, ending	$355,188	$263,945

Supplemental schedule of cash flow information:
Interest paid	$1,800	$4,879
Income taxes paid	551	37
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or “our”) is an opportunistic capital platform that purchases businesses based on the differentials between public and private market valuations. We use a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
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
We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio,” in June 2020. As of June 30, 2023, we have monetized a majority of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties. Refer to Note 3 for additional information.
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
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization, including submitting a proposal for stockholder approval to remove the “4.89% blocker” provision contained in the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Amended and Restated Certificate of Designations”). The Company’s stockholders approved the Second Amended and Restated Certificate of Designations (the “Second Amended and Restated Certificate of Designations”) at the Company’s annual meeting of stockholders held on May 16, 2023 which became effective on June 30, 2023. Subsequently, and in accordance with the terms contained in the Second Amended and Restated Certificate of Designations and the Recapitalization Agreement, on July 13, 2023, Starboard converted an aggregate amount of 350,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Convertible Preferred Stock”) into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends (the “Preferred Stock Conversion”). Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Company’s Series B Warrants (the “Series B Warrants”), on July 13, 2023, Starboard also exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock (the “Series B Warrants Exercise” and, together with the Preferred Stock Conversion, the “Recapitalization Transactions”), the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (as described further in Note 8, the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million. As a result of the Recapitalization Transactions, Starboard beneficially owns 61,123,595 shares of common stock, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of July 13, 2023. No shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding. Refer to Note 8 for a detailed description of the Recapitalization and the Recapitalization Transactions.
Intellectual Property Operations – Patent Licensing, Enforcement and Technologies Business
The Company through its Patent Licensing, Enforcement and Technologies Business invests in intellectual property and related absolute return assets and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under our wholly owned subsidiary Acacia Research Group, LLC, and its wholly-owned subsidiaries (collectively “ARG”), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program. When applicable, we share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
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
During the six months ended June 30, 2023 and the year ended December 31, 2022, ARG did not obtain control of any new patent portfolios.
Industrial Operations Acquisition
On October 7, 2021, we consummated our first operating company acquisition of Printronix Holding Corporation and subsidiaries (“Printronix”). Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. This acquisition was made at what we believe to be an attractive purchase price, and we are now supporting existing management in its initiative to reduce costs and operate more efficiently and in its execution of strategic partnerships to generate growth.
We acquired all of the outstanding stock of Printronix, for a cash purchase price of approximately $37.0 million, which included an initial $33.0 million cash payment and a $4.0 million working capital adjustment. The Company's consolidated financial statements include Printronix's consolidated operations.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles
The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 17, 2023, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of June 30, 2023, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
Accounts Receivable and Allowance for Credit Losses
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for credit losses established as of June 30, 2023 and December 31, 2022.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible.

Subsequent recoveries, if any, are credited to the allowance. As of June 30, 2023 and December 31, 2022, Printronix's combined allowance for credit losses and allowance for sales returns was $38,000 and $22,000, respectively.
Long-Term Notes Receivable
On October 13, 2021, Adaptix Limited issued £2.95 million, approximately $4.0 million at the exchange rate on October 13, 2021, in limited unsecured notes due in 2026 to Radcliffe 2 Ltd., a subsidiary of Merton Healthcare Holdco II LLC. Such unsecured notes were subsequently transferred to Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merton”) in the first quarter of 2023. The interest rate on the notes is 8.0% per year. We recorded $75,000 and $73,000 during the three months ended June 30, 2023 and 2022, respectively, in interest income related to the notes and $146,000 and $151,000, during the six months ended June 30, 2023 and 2022, respectively, in interest income related to the notes. As of June 30, 2023 and December 31, 2022, the receivable including interest was $4.3 million and $3.9 million, respectively, and is included in other non-current assets in the consolidated balance sheets.
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
Impairment of Long-lived Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.
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
Stock-Based Compensation
The compensation cost for all time-based stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is currently one to four years. Compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The fair value of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based stock awards ("PSUs") are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. Refer to Note 13 for additional information.
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
Our income tax benefit for the three months ended June 30, 2023 is primarily attributable to recognizing an income tax benefit on losses incurred in jurisdictions for which a valuation allowance is not needed. Our income tax expense for the six months ended June 30, 2023 is primarily attributable to foreign taxes withheld and state income taxes. Our income tax expense for the three and six months ended June 30, 2022 is primarily comprised of the impact of a partial valuation allowance recorded against our net deferred tax assets.
The Company's effective tax rates were (8)% and zero for the three months ended June 30, 2023 and 2022, respectively. The Company's effective tax rates were 10% and (11)% for the six months ended June 30, 2023 and 2022, respectively. Our 2023 effective tax rate in each period was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits, changes in valuation allowance, as well as non-deductible items. Our 2022 effective tax rate in each period was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance and non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2023 and December 31, 2022. These assets primarily consist of foreign tax credits and net operating loss carryforwards.
At June 30, 2023 and December 31, 2022, the Company had total unrecognized tax benefits of approximately $760,000. At June 30, 2023 and December 31, 2022, $760,000 of unrecognized tax benefits were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At June 30, 2023, if recognized, $760,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
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
3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
June 30, 2023:
Equity securities - Life Sciences Portfolio	$28,498	$14,354	$(666)	$42,186
Equity securities - other common stock	16,172	1,287	(6,792)	10,667
Total	$44,670	$15,641	$(7,458)	$52,853

December 31, 2022:
Equity securities - Life Sciences Portfolio	$28,498	$14,815	$(617)	$42,696
Equity securities - other common stock	34,885	4	(15,977)	18,912
Total	$63,383	$14,819	$(16,594)	$61,608
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase the Life Sciences Portfolio for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of June 30, 2023 and December 31, 2022, the total fair value of the remaining Life Sciences Portfolio investment was $67.9 million and $68.4 million, respectively.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. As of June 30, 2023 and December 31, 2022, the Company's investment in Arix was approximately 26%. In addition, two members of the Company's Board of Directors (the “Board”) have seats on the board of Arix, which is currently made up of six board members. Although the Company is presumed to have significant influence over operating and financial policies of Arix, we have elected to account for the investment under the fair value method. To date, the Company has not received any dividends from Arix. As of June 30, 2023, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. As of June 30, 2023, the aggregate carrying amount of our Arix investment was $42.2 million, and is included in equity securities in the consolidated balance sheet.

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Change in fair value of equity securities of public companies	$(1,087)	$(32,458)	$(510)	$(204,098)
Gain on sale of equity securities of public companies	—	5,217	—	64,705
Net realized and unrealized gain (loss)	$(1,087)	$(27,241)	$(510)	$(139,393)
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of June 30, 2023, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the six months ended June 30, 2023 and 2022, our consolidated earnings on equity investment was zero and $42.1 million, respectively, included in the consolidated statements of operations. No distributions were received during the six months ended June 30, 2023 and 2022.
4. INVENTORIES
Printronix's inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Raw materials	$4,562	$4,335
Subassemblies and work in process	2,642	3,045
Finished goods	7,237	7,340
	14,441	14,720
Inventory reserves	(435)	(498)
Total inventories	$14,006	$14,222

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Machinery and equipment	$3,190	$3,057
Furniture and fixtures	583	585
Computer hardware and software	627	660
Leasehold improvements	1,018	1,025
	5,418	5,327
Accumulated depreciation and amortization	(2,468)	(1,790)
Property, plant and equipment, net	$2,950	$3,537
Total depreciation and amortization expense in the consolidated statements of operations was $374,000 and $375,000 for the three months ended June 30, 2023 and 2022, respectively, and $721,000 and $710,000 for the six months ended June 30, 2023 and 2022, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended June 30, 2023 and 2022, our Industrial Operations allocated depreciation and amortization, totaling $341,000 and $348,000, respectively, to all applicable operating expense categories, including cost of sales of $106,000 and $140,000, respectively. For the six months ended June 30, 2023 and 2022, our Industrial Operations allocated depreciation and amortization, totaling $654,000 and $656,000, respectively, to all applicable operating expense categories, including cost of sales of $216,000 and $248,000, respectively.
6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Beginning balance	$7,541	$7,470
Acquisition of business	—	—
Tax adjustment	—	71
Impairment losses	—	—
Ending balance	$7,541	$7,541
The ending balance of goodwill includes no accumulated impairment losses to date. All goodwill is allocated to our Industrial Operations segment, refer to Note 1 for additional information related to the Printronix acquisition.

Other intangible assets, net consisted of the following:

	June 30, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(309,945)	$21,458
Industrial operations	7 years	3,400	(840)	2,560
Total patents		334,803	(310,785)	24,018
Customer relationships - industrial operations	7 years	5,300	(1,310)	3,990
Trade name and trademarks - industrial operations	7 years	3,430	(848)	2,582
Total		$343,533	$(312,943)	$30,590

	December 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(304,744)	$26,659
Industrial operations	7 years	3,400	(597)	2,803
Total patents		334,803	(305,341)	29,462
Customer relationships - industrial operations	7 years	5,300	(931)	4,369
Trade name and trademarks - industrial operations	7 years	3,430	(603)	2,827
Total		$343,533	$(306,875)	$36,658
Total other intangible asset amortization expense in the consolidated statements of operations was $3.0 million for the three months ended June 30, 2023 and 2022, respectively, and $6.1 million for the six months ended June 30, 2023 and 2022, respectively. The Company did not record charges related to impairment of other intangible assets for the six months ended June 30, 2023 and 2022. There was no accelerated amortization of other intangible assets for the six months ended June 30, 2023 and 2022. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2023	$6,001
2024	10,692
2025	8,347
2026	2,483
2027	1,733
Thereafter	1,334
Total	$30,590
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs. As of June 30, 2023 and December 31, 2022 zero and $9.0 million was accrued, respectively and included in accrued expenses and other current liabilities (see Note 7). Three installments of $3.0 million were paid in February, April, and June 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of June 30, 2023.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(In thousands)
Accrued consulting and other professional fees	$958	$1,173
Income taxes payable	944	474
Product warranty liability, current	29	36
Service contract costs, current	268	280
Short-term lease liability	1,330	1,559
Accrued patent cost (see Note 6)	—	9,000
Other accrued liabilities	932	1,536
Total	$4,461	$14,058
8. STARBOARD INVESTMENT
In order to establish a strategic and ongoing relationship between the Company and Starboard, on November 18, 2019, the Company and Starboard entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Starboard acquired (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a stated value of $100 per share, (ii) Series A Warrants to purchase up to 5,000,000 shares of common stock (the “Series A Warrants”) and (iii) Series B Warrants to purchase up to 100,000,000 shares of common stock.
On November 12, 2021, the Board formed a Special Committee comprised of directors not affiliated or associated with Starboard in order to explore the possibility of simplifying the Company’s capital structure. Management of the Company believed that the Company’s capital structure, with multiple different series of securities, made it difficult for investors to understand and value the Company and created an impediment to new public investment.
As a result, on October 30, 2022, and following the unanimous recommendation of the Special Committee of the Board, the Company entered into the Recapitalization Agreement with Starboard and the Investors in order to simplify the Company’s capital structure, pursuant to which, among other things, (1) effective as of November 1, 2022, the Investors exercised the Series A Warrants in full and received 5,000,000 shares of the Company’s common stock, (2) the Investors purchased 15,000,000 shares of the Company’s common stock pursuant to the Concurrent Private Rights Offering (as defined below) and the Unadjusted Series B Warrants (as defined below) were cancelled, and (3) on July 13, 2023, (a) Starboard converted 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of the Company’s common stock, and (b) Starboard exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock, the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (as described further below, the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million. As a result, Starboard holds 61,123,595 shares of common stock, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of July 13, 2023. Accordingly, no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
As applicable, the following discussion of Starboard’s investments in the Company reflect the transactions effected pursuant to the Recapitalization Agreement.
Series A Redeemable Convertible Preferred Stock
Per its terms, the Series A Redeemable Convertible Preferred Stock could be converted into a number of shares of common stock equal to (i) the stated value thereof plus accrued and unpaid dividends, divided by (ii) the conversion price of $3.65

(subject to certain anti-dilution adjustments) and holders of the Series A Redeemable Convertible Preferred Stock could elect to convert the Series A Redeemable Convertible Preferred Stock into common stock at any time.
Further, the Series A Redeemable Convertible Preferred Stock accrued cumulative dividends quarterly at annual rate of 3.0% on the stated value. In connection with an approved investment in June 2020, the Company and the Investors agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurred and the Company maintained $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also could participate on an as-converted basis in any regular or special dividends paid to common stockholders. Upon consummation of the Printronix acquisition in October 2021, $35.0 million was released to the Company from escrow and the dividend rate increased to 8.0% on the stated value. There were no accrued and unpaid dividends as of June 30, 2023 and December 31, 2022.
Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions related to the Series A Preferred Stock in connection with the Recapitalization, including submitting a proposal for stockholder approval to remove the “4.89% blocker” provision contained in the Company's Amended and Restated Certificate of Designations (the "Amendment to the Amended and Restated Certificate of Designations"). The Company’s stockholders approved the Amendment to the Amended and Restated Certificate of Designations at the Company’s annual meeting of stockholders held on May 16, 2023 which became effective on June 30, 2023. Subsequently, and in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, on July 13, 2023, Starboard converted an aggregate amount of 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends.
The Company determined that certain features of the Series A Redeemable Convertible Preferred Stock should be bifurcated and accounted for as a derivative. Each of these features were bundled together as a single, compound embedded derivative.
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
The Company classified the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it was probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accreted the instrument to its redemption value using the effective interest method and recognized any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action was subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock continued to be classified as temporary equity and continued to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the three months ended June 30, 2023 and 2022 was $1.7 million and $1.2 million, respectively, and for the six months ended June 30, 2023 and 2022 was $3.2 million and $2.4 million, respectively.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability is adjusted to reflect fair value at each period end with changes in fair value recorded as other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. In connection with the Recapitalization Agreement, the Company determined that the embedded features would continue to be bifurcated from the host Series A Redeemable Convertible Preferred Stock and accounted for separately as a compound derivative. As of June 30, 2023 and December 31, 2022, the fair value of the Series A embedded derivative was $12.9 million and $16.8 million, respectively.
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
Series B Warrants
On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard and the Investors, the Company issued Series B Warrants to purchase up to 100,000,000 shares of the Company’s common stock at an exercise price (subject to certain price-based anti-dilution adjustments) of either (i) $5.25 per share, if exercising by cash payment, within 30 months from the issuance date (i.e., August 25, 2022); or (ii) $3.65 per share, if exercising by cancellation of a portion of the Notes (as defined below). The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. The Series B Warrants had an expiration date of November 15, 2027.
In connection with the issuance of the Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants were subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms (the Series B Warrants not subject to such adjustment, the “Unadjusted Series B Warrants”).
During the third quarter of 2022, the cash exercise feature of the Unadjusted Series B Warrants expiration date of August 25, 2022 was extended to October 28, 2022. On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for the related 68,493,151 warrants. In March 2023, the Unadjusted Series B Warrants were cancelled immediately following the completion of the Rights Offering (as described below). As of June 30, 2023, the remaining 31,506,849 Series B Warrants had not been exercised.
As stated in Note 1 above, further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, on July 13, 2023, Starboard completed the Series B Warrants Exercise. Pursuant to the Series B Warrants Exercise, the Company cancelled $60.0 million aggregate principal amount of Senior Secured Notes held by Starboard and received aggregate gross proceeds of approximately $55.0 million. At the closing of the Series B Warrants Exercise, the Company paid to Starboard an aggregate amount of $66.0 million (the “Recapitalization Payment”) representing a negotiated settlement of the foregone time value of the Series B Warrants and the Series A Redeemable Convertible Preferred Stock (which amount was paid through a reduction in the exercise price of the Series B Warrants).

The Recapitalization Payment effectively modified the exercise price of the Series B Warrants. Upon the Series B Warrants Exercise, the Investors exercised the Series B Warrants at a reduced price and the Company issued an aggregate of 31,506,849 shares of the Company’s common stock to the Investors in consideration of their cash payment and cancellation of any outstanding Senior Secured Notes.
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
The Series B Warrants will be recognized at fair value at each reporting period until exercised or expiration, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of June 30, 2023 and December 31, 2022, the total fair value of the Series B Warrants was $82.0 million and $84.8 million, respectively.
Senior Secured Notes
On June 4, 2020, pursuant to the Securities Purchase Agreement dated November 18, 2019 with Starboard and the Investors, the Company issued $115.0 million in senior secured notes (the "Notes") to the Investors. Also on June 4, 2020, in connection with the issuance of the Notes, the Company entered into a Supplemental Agreement with Starboard (the “Supplemental Agreement”), as discussed further below.
On June 30, 2020, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Merton and Starboard, on behalf of itself and on behalf of certain funds and accounts under its management, including the holders of the Notes. Pursuant to the Exchange Agreement, the holders of the Notes exchanged the entire outstanding principal amount for new senior notes (the “New Notes”) issued by Merton having an aggregate outstanding original principal amount of $115.0 million.
The New Notes bore interest at a rate of 6.00% per annum and had an initial maturity date of December 31, 2020. The New Notes were fully guaranteed by the Company and were secured by an all-assets pledge of the Company and Merton and non-recourse equity pledges of each of the Company’s material subsidiaries. Pursuant to the Exchange Agreement, the New Notes (i) were deemed to be “Notes” for purposes of the Securities Purchase Agreement, (ii) were deemed to be “June 2020 Approved Investment Notes” for purposes of the Supplemental Agreement, and with the Company agreeing to redeem $80.0 million principal amount of the New Notes by September 30, 2020 and $35.0 million principal amount of the New Notes by December 31, 2020, and (iii) were deemed to be “Notes” for the purposes of the Series B Warrants, and therefore could be tendered pursuant to a Note Cancellation under the Series B Warrants on the terms set forth in the Series B Warrants and the New Notes. Delivery of notes in the form of the New Notes could also satisfy the delivery of "Exchange Notes" pursuant to Section 16(i) of the Certificate of Designations of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Certificate of Designations”). The New Notes would not be deemed to be “Notes” for the purposes of the Registration Rights Agreement, dated as of November 18, 2019, by and among the Company, Starboard and the Investors.
Because the New Notes, as amended (as described below), were to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees associated with the issuance of the Notes and amortized such fees over the approximate seven month period ended December 31, 2020, which was the initial redemption date of the Notes. There was $450,000 of accrued and unpaid interest on the New Notes as of June 30, 2023 and December 31, 2022.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes cannot be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million (such remaining New Notes also referred to as the Senior Secured Notes). The total principal amount outstanding of Senior Secured Notes as of June 30, 2023 and December 31, 2022 was $60.0 million. On July 13, 2023 pursuant to the Series B Warrants Exercise, the Company cancelled the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes.
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
The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the three and six months ended June 30, 2023, no amount was amortized to interest expense as the discount was fully amortized during the quarter ended September 30, 2022. For the three and six months ended June 30, 2022, $5,000 and $56,000, respectively, was amortized to interest expense.
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
The Investors received private subscription rights to purchase up to 28,647,259 shares of common stock at the Subscription Price pursuant to a concurrent private rights offering (the “Concurrent Private Rights Offering”) in connection with their ownership of common stock and, on an as-converted basis, the Company’s Series B Warrants and shares of the Company’s Series A Redeemable Convertible Preferred Stock. The private subscription rights provided to the Investors pursuant to the Concurrent Private Rights Offering were on substantially the same terms as the Subscription Rights, and were distributed substantially concurrently with the distribution of the Subscription Rights and expired at the Expiration Time. In connection with the Rights Offering, Starboard purchased 15,000,000 shares of common stock.
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
Governance
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
Other Provisions of the Recapitalization Agreement
On February 14, 2023, the Company entered into an amended and restated Registration Rights Agreement with Starboard as contemplated by the Recapitalization Agreement.
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
The Recapitalization Agreement also provided that, effective as of the later of the closing of the Recapitalization Transactions and the date on which no Senior Secured Notes remain outstanding, (i) the Securities Purchase Agreement and (ii) that certain Governance Agreement, dated as of November 18, 2019, as amended and restated on January 7, 2020 (the "Governance Agreement"), shall be automatically terminated and of no further force and effect without any further action by any party thereto. As a result of the closing of the Recapitalization Transactions, the Securities Purchase Agreement and the Governance Agreement have been terminated and are of no further force and effect.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. As of June 30, 2023, the aggregate carrying amount of this investment was $42.2 million, and is included in equity securities, in the consolidated balance sheet (refer to Note 3 for additional information).
Series B Warrants. Series B Warrants are recorded at fair value, using a Black-Scholes option-pricing model (Level 3). On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 8 for additional information). The fair value of the remaining Series B Warrants as of June 30, 2023 was estimated based on the following significant assumptions: volatility of 120 percent, risk-free rate of 5.24 percent, term of 0.04 years and a dividend yield of 0 percent. The fair value of the remaining Series B Warrants as of December 31, 2022 was estimated based on the following significant assumptions: volatility of 53 percent, risk-free rate of 4.76 percent, term of 0.54 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Embedded derivative liabilities. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. During the quarter ended December 31, 2022 in connection with the Recapitalization Agreement, the Company changed its methodology from a binomial lattice framework to an as-converted value (Level 3), based on an expected Series A Redeemable Convertible Preferred Stock conversion date on or prior to July 14, 2023 (refer to Note 8 for additional information).
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. Prior to December 31, 2022, the assumed base case term used in the valuation models was the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The fair value of the embedded derivative as of June 30, 2023 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 14.80 percent. The fair value of the embedded derivative as of December 31, 2022 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 16.30 percent. The fair value measurement of the embedded derivative is sensitive to these assumptions and changes in these assumptions could result in a materially different fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
June 30, 2023:
Equity securities	$52,853	$—	$—	$52,853

December 31, 2022:
Equity securities	$61,608	$—	$—	$61,608

Liabilities
June 30, 2023:
Series A embedded derivative liabilities	$—	$—	$12,881	$12,881
Series B warrants	—	—	82,018	82,018
Total	$—	$—	$94,899	$94,899

December 31, 2022:
Series A embedded derivative liabilities	$—	$—	$16,835	$16,835
Series B warrants	—	—	84,780	84,780
Total	$—	$—	$101,615	$101,615
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2021	$11,291	$18,448	$96,378	$126,117
Remeasurement to fair value	1,494	5,151	403	7,048
Balance at June 30, 2022	12,785	23,599	96,781	133,165

Balance at December 31, 2022	$—	$16,835	$84,780	$101,615
Remeasurement to fair value	—	(3,954)	(2,762)	(6,716)
Balance at June 30, 2023	$—	$12,881	$82,018	$94,899
For the three months ended June 30, 2023 and 2022, the changes in the estimated fair value of the Series A warrants, Series A embedded derivatives and Series B warrants were zero, $1.1 million, and $8.9 million, and $2.4 million, $9.1 million, and $23.7 million, respectively.
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

10. RELATED PARTY TRANSACTIONS
The Company reimbursed an aggregate amount of zero and $45,000 during the six months ended June 30, 2023 and 2022, respectively, to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company.
Refer to Note 8 for information about the Recapitalization Agreement with Starboard.
11. COMMITMENTS AND CONTINGENCIES
Facility Leases
Acacia primarily leases office facilities under operating lease arrangements that will end in various years through December 2025.
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
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, as amended, we have leased approximately 8,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlord's substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date is February 28, 2025. During July 2022, we entered into a second amendment of the New York office lease, to add space to the existing premises and increase the annual fixed rent through the existing expiration date. The new fixed rent commenced upon landlord's substantial completion of the additional space, which occurred on September 19, 2022. On June 23, 2023, the Company notified the landlord of its election to early terminate the lease effective as of March 31, 2024, pursuant to the terms set forth in the lease. In connection with such early termination election, the Company paid the landlord a termination payment as set forth in the lease.
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
•On September 30, 2019, Printronix entered into a building lease agreement with Dynamics Sing Sdn. Bhd for 52,000 square feet of warehouse/manufacturing space in Johor, Malaysia. The lease commenced on December 29, 2019. The term of the lease is 48 months from the commencement date, has no annual rent increases and provides the right to early terminate or extend our lease term. The Malaysia factory lease has two renewal options for an additional four years and one additional renewal option for two years. On July 26, 2023, Printronix entered into a lease agreement to renew the lease for another 24 months commencing on December 29, 2023.
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
The Company's operating lease costs were $200,000 and $339,000 for the three months ended June 30, 2023 and 2022, respectively, and $588,000 and $796,000 for the six months ended June 30, 2023 and 2022, respectively.
The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of June 30, 2023 (in thousands):

Years Ending December 31,
Remainder of 2023	$775
2024	776
2025	372
2026	239
2027	66
Thereafter	—
Total minimum payments	2,228
Less: short-term lease liabilities	(1,330)
Long-term lease liabilities	$898
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
On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”), filed a lawsuit in Delaware Chancery Court against the Company and ARG (collectively, the “Acacia Entities”), Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the Court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court took off calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023. On April 19, 2023, the Chancery Court heard oral argument and took the summary judgment motions under advisement. On July 26, 2023, the Court held a telephonic hearing during which it delivered its ruling on the motions for summary judgment. The Court granted Transpacific’s motion and deferred ruling on the Acacia Entities’ motion pending further briefing as to whether the Court has subject matter jurisdiction. The Court ordered Slingshot and the Acacia Entities to meet and confer on a briefing schedule. The timing of a further hearing or the Court’s ultimate ruling on the subject matter jurisdiction question and/or the Acacia Entities’ motion for summary judgment is unknown at this time.
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of June 30, 2023.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of June 30, 2023 and December 31, 2022, Printronix had approximately $100,000 of these bonds outstanding.
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
In 2020, Printronix executed an agreement with the prior tenant whereby the prior tenant would take 100% responsibility for the costs and process of the cleanup going forward. Printronix is in process of filing for release of such responsibility from a governmental agency and so may currently be found to be secondarily liable if the prior tenant cannot fulfil their responsibilities under the agreement. Accordingly, Printronix no longer takes part in monitoring or paying for any future investigation or cleanup activity. Printronix expects to have no such further costs associated with this facility. During 2020,

Printronix was able to recover $24,000 from the prior tenant. Since that date and for the six months ended June 30, 2023, Printronix has incurred no related legal fees.
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
On March 31, 2022, the Board approved a stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization had no time limit and did not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During July 2022, we completed the March 2022 program with total common stock purchases of 8,453,519 shares for the aggregate amount of $40.0 million. There were no stock repurchases for the six months ended June 30, 2023.
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
13. EQUITY-BASED INCENTIVE PLANS
Stock-Based Incentive Plans
The 2013 Acacia Research Corporation Stock Incentive Plan (“2013 Plan”) and the 2016 Acacia Research Corporation Stock Incentive Plan (“2016 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in May 2013 and June 2016, respectively. The Plans allow grants of stock options, stock awards and restricted stock units with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants. The 2013 Plan expired in May 2023, therefore, Acacia exclusively grants awards under the 2016 Plan. Except as noted below, the terms and provisions of the Plans are identical in all material respects.
Acacia’s compensation committee administers the Plans. The compensation committee determines which eligible individuals are to receive option grants, stock issuances or restricted stock units under the Plans, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant, stock issuance or restricted stock units and the maximum term for which any granted option is to remain outstanding. The exercise price of options is equal to the fair market value of Acacia’s common stock on the date of grant. Options generally begin to be exercisable one year after grant and expire ten years after grant. Stock options with time-based vesting generally vest over three years and restricted shares and restricted stock units with time-based vesting generally vest in full after one to three years (generally representing the requisite service period). The Plans terminate no later than the tenth anniversary of the approval of the incentive plans by Acacia’s stockholders.

The Plans provide for the following separate programs:
Stock Issuance Program. Under the stock issuance program, eligible individuals may be issued shares of common stock directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services. Under this program, the purchase price for the shares shall not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered. The eligible individuals receiving RSAs under the 2016 Plan shall have full stockholder rights with respect to any shares of common stock issued to them under the Stock Issuance Program once those shares are vested, and under the 2013 Plan, had full stockholder rights with respect to any shares of common stock issued to them under the Stock Incentive Program, whether or not their interest in those shares was vested. Accordingly, once full stockholder rights are obtained, the eligible individuals shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.
Discretionary Option Grant Program. Under the discretionary option grant program, Acacia’s compensation committee may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Acacia or its subsidiaries (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Acacia’s voting stock or the voting stock of any of its subsidiaries).
Discretionary Restricted Stock Unit Grant Program. Under the discretionary restricted stock unit program, Acacia's compensation committee may grant restricted stock units to eligible individuals, upon the attainment of performance milestones or the completion of a specified period of service. During June 2023, Acacia's compensation committee adopted a long-term incentive program to incentivize and reward employees, including members of the Company's executive leadership team, for driving Acacia's performance over the longer-term and to align employees and shareholders. Under the long-term incentive program, Acacia's compensation committee granted RSUs subject to time-based vesting requirements and RSUs subject to PSUs to employees of the parent company, including the Company's interim Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel. The grants are generally intended to cover two years of annual grants (fiscal years 2023 and 2024).
The number of shares of common stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. The 2013 Plan has expired, and while awards remain outstanding under the 2013 Plan, no new awards may be granted under the 2013 Plan. The stock issued, or issuable pursuant to still-outstanding awards, under the 2013 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. In June 2016, 625,390 shares of common stock available for issuance under the 2013 Plan were transferred into the 2016 Plan.
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, which were transferred into the 2016 Plan as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. At June 30, 2023, there were 1,310,726 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The Board may amend or modify the 2016 Plan at any time, subject to any required stockholder approval. As of June 30, 2023, there are 5,876,133 shares of common stock reserved for issuance under the 2016 Plan.

The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2022	1,310,417	$4.29	$535	8.0 years
Granted	243,319	$4.27	$—
Exercised	(59,568)	$3.47	$53
Forfeited/Expired	(333,049)	$4.63	$72
Outstanding at June 30, 2023	1,161,119	$4.21	$352	8.0 years
Exercisable at June 30, 2023	362,931	$4.78	$92	6.0 years
Vested and expected to vest at June 30, 2023	1,161,119	$4.21	$352	8.0 years
Unrecognized stock-based compensation expense at June 30, 2023 (in thousands)	$1,023
Weighted average remaining vesting period at June 30, 2023	2.3 years
Stock options granted in 2023 are time-based and will vest in full after three years. During the six months ended June 30, 2023, the Company granted 243,319 stock options at a weighted average grant-date fair value of $2.10 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following weighted average assumptions: volatility of 46 percent, risk-free interest rate of 3.67 percent, term of 6.00 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage (refer to Note 9 "Embedded derivative liabilities" for additional information). The risk-free rate is based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. The aggregate fair value of options vested during the six months ended June 30, 2023 was $309,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2022	406,001	$4.02	842,302	$4.42	—	$—
Granted	—	$—	1,116,875	$4.34	1,981,464	$4.61
Vested	(178,169)	$4.10	(313,351)	$4.59	—	$—
Forfeited	(34,167)	$4.38	(223,002)	$4.38	—	$—
Nonvested at June 30, 2023	193,665	$3.87	1,422,824	$4.32	1,981,464	$4.61
Unrecognized stock-based compensation expense at June 30, 2023 (in thousands)	$615		$5,566		$—
Weighted average remaining vesting period at June 30, 2023	1.5 years		2.3 years		—
RSUs granted in 2023 are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the six months ended June 30, 2023 was $731,000. The aggregate fair value of RSUs vested during the six months ended June 30, 2023 was $1.4 million. During the six months ended June 30, 2023, RSAs and RSUs totaling 491,520 shares were vested and 137,577 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
Certain RSUs were granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at prior period end. The remaining units fully vested on September 3, 2022. Compensation expense for RSUs with market-based vesting conditions for the six months ended June 30, 2023 and 2022, was zero and $106,000, respectively.
The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares per recipient of Acacia's common stock) and will be based upon the level of achievement of the Company's compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has not recorded any expense related to the PSUs based on the probability assessment performed as of June 30, 2023.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Options	$121	$170	$149	$302
RSAs	186	343	395	871
RSUs	567	570	807	1,084
Total compensation expense for share-based awards	$874	$1,083	$1,351	$2,257
Total unrecognized stock-based compensation expense as of June 30, 2023 was $7.2 million, which will be amortized over a weighted average remaining vesting period of 2.3 years.
Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of June 30, 2023 and December 31, 2022, the PIUs totaled $775,000 and $591,000, respectively, which was their fair value as of December 31, 2018 after termination of service.

14. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net loss attributable to Acacia Research Corporation	$(18,779)	$(61,503)	$(9,332)	$(134,769)
Dividend on Series A redeemable convertible preferred stock	(700)	(699)	(1,400)	(1,399)
Accretion of Series A redeemable convertible preferred stock	(1,676)	(1,241)	(3,230)	(2,392)
Undistributed earnings allocated to participating securities	—	—	—	—
Net loss attributable to common stockholders - Basic	(21,155)	(63,443)	(13,962)	(138,560)

Add: Dividend on Series A redeemable convertible preferred stock	—	—	—	—
Add: Accretion of Series A redeemable convertible preferred stock	—	—	—	—
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	—	—	—	—
Less: Change in fair value of Series A warrants	—	—	—	—
Less: Change in fair value of dilutive Series B warrants	—	—	—	—
Add: Interest expense associated with Starboard Notes, net of tax	—	—	—	—
Add: Undistributed earnings allocated to participating securities	—	—	—	—
Reallocation of undistributed earnings to participating securities	—	—	—	—
Net loss attributable to common stockholders - Diluted	$(21,155)	$(63,443)	$(13,962)	$(138,560)

Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	58,408,711	43,988,677	53,219,152	45,259,435
Potentially dilutive common shares:
Series A Redeemable Convertible Preferred Stock	—	—	—	—
Restricted stock units	—	—	—	—
Stock options	—	—	—	—
Series A Warrants	—	—	—	—
Series B Warrants	—	—	—	—
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	58,408,711	43,988,677	53,219,152	45,259,435

Basic net loss per common share	$(0.36)	$(1.44)	$(0.26)	$(3.06)
Diluted net loss per common share	$(0.36)	$(1.44)	$(0.26)	$(3.06)

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	4,759,072	3,711,223	4,759,072	3,711,223
Series A warrants	—	5,000,000	—	5,000,000
Series B warrants	31,506,849	100,000,000	31,506,849	100,000,000
Total	36,265,921	108,711,223	36,265,921	108,711,223

15. SEGMENT REPORTING
As of June 30, 2023, the Company operates and reports its results in two reportable segments: Intellectual Property Operations and Industrial Operations.
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

The Company's segment information is as follows:

	Three Months Ended June 30,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$394	$—	$394	$8,062	$—	$8,062
Printers and parts	—	2,324	2,324	—	3,662	3,662
Consumable products	—	4,328	4,328	—	4,214	4,214
Services	—	858	858	—	779	779
Total revenues	394	7,510	7,904	8,062	8,655	16,717

Cost of revenues:
Inventor royalties	145	—	145	190	—	190
Contingent legal fees	12	—	12	755	—	755
Litigation and licensing expenses	2,253	—	2,253	1,089	—	1,089
Amortization of patents	2,600	—	2,600	2,600	—	2,600
Cost of sales	—	3,933	3,933	—	4,592	4,592
Total cost of revenues	5,010	3,933	8,943	4,634	4,592	9,226
Segment gross (loss) profit	(4,616)	3,577	(1,039)	3,428	4,063	7,491

Other operating expenses:
Engineering and development expenses	—	205	205	—	145	145
Sales and marketing expenses	—	1,859	1,859	—	2,294	2,294
Amortization of intangible assets	—	434	434	—	433	433
General and administrative expenses	1,602	1,592	3,194	1,807	2,253	4,060
Total other operating expenses	1,602	4,090	5,692	1,807	5,125	6,932
Segment operating (loss) income	$(6,218)	$(513)	(6,731)	$1,621	$(1,062)	559

Parent general and administrative expenses			5,798			6,229
Operating loss			(12,529)			(5,670)
Total other expense			(7,895)			(42,020)
Income before income taxes			$(20,424)			$(47,690)

	Six Months Ended June 30,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$4,570	$—	$4,570	$10,677	$—	$10,677
Printers and parts	—	6,788	6,788	—	7,916	7,916
Consumable products	—	9,498	9,498	—	9,598	9,598
Services	—	1,851	1,851	—	2,033	2,033
Total revenues	4,570	18,137	22,707	10,677	19,547	30,224

Cost of revenues:
Inventor royalties	366	—	366	360	—	360
Contingent legal fees	544	—	544	1,304	—	1,304
Litigation and licensing expenses	3,637	—	3,637	2,333	—	2,333
Amortization of patents	5,201	—	5,201	5,201	—	5,201
Cost of sales	—	9,153	9,153	—	8,784	8,784
Total cost of revenues	9,748	9,153	18,901	9,198	8,784	17,982
Segment gross (loss) profit	(5,178)	8,984	3,806	1,479	10,763	12,242

Other operating expenses:
Engineering and development expenses	—	421	421	—	335	335
Sales and marketing expenses	—	3,772	3,772	—	4,310	4,310
Amortization of intangible assets	—	867	867	—	866	866
General and administrative expenses	3,499	3,877	7,376	3,523	4,675	8,198
Total other operating expenses	3,499	8,937	12,436	3,523	10,186	13,709
Segment operating (loss) income	$(8,677)	$47	(8,630)	$(2,044)	$577	(1,467)

Parent general and administrative expenses			13,223			12,711
Operating loss			(21,853)			(14,178)
Total other income (expense)			13,359			(121,656)
Loss before income taxes			$(8,494)			$(135,834)

	June 30, 2023	December 31, 2022
	(In thousands)
Equity securities investments:
Equity securities	$52,853	$61,608
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Total parent equity securities investments	89,603	98,358

Other parent assets	236,915	156,394

Segment total assets:
Intellectual property operations	161,050	176,119
Industrial operations	47,140	52,057
Total assets	$534,708	$482,928
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

	Three Months Ended June 30,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$386	$3,277	$3,663	$7,964	$4,032	$11,996
Canada and Latin America	7	334	341	4	180	184
Total Americas	393	3,611	4,004	7,968	4,212	12,180

Europe, Middle East and Africa	—	1,962	1,962	89	2,298	2,387

China	—	772	772	—	1,091	1,091
India	—	170	170	—	232	232
Asia-Pacific, excluding China and India	1	995	996	5	822	827
Total Asia-Pacific	1	1,937	1,938	5	2,145	2,150
Total revenues	$394	$7,510	$7,904	$8,062	$8,655	$16,717

	Six Months Ended June 30,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$1,059	$7,511	$8,570	$10,061	$7,881	$17,942
Canada and Latin America	508	553	1,061	10	552	562
Total Americas	1,567	8,064	9,631	10,071	8,433	18,504

Europe, Middle East and Africa	—	4,927	4,927	589	4,806	5,395

China	3,000	1,615	4,615	—	2,224	2,224
India	—	998	998	—	1,981	1,981
Asia-Pacific, excluding China and India	3	2,533	2,536	17	2,103	2,120
Total Asia-Pacific	3,003	5,146	8,149	17	6,308	6,325
Total revenues	$4,570	$18,137	$22,707	$10,677	$19,547	$30,224

	June 30, 2023
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$257	$194	$451
Malaysia	—	2,333	2,333
Other foreign countries	—	166	166
Total	$257	$2,693	$2,950

	December 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$324	$302	$626
Malaysia	—	2,703	2,703
Other foreign countries	—	208	208
Total	$324	$3,213	$3,537

16. SUBSEQUENT EVENTS
On July 13, 2023, pursuant to the terms of the Recapitalization Agreement, Starboard converted an aggregate amount of 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of common stock, including 27,704 shares of common stock issued in respect of accrued and unpaid dividends.
Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, on July 13, 2023, Starboard also exercised 31,506,849 of the Company’s Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock, the cancellation of $60.0 million aggregate principal amount of the Senior Secured Notes held by Starboard and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million.
As a result of the Recapitalization Transactions, Starboard beneficially owns 61,123,595 shares of common stock, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding issued and outstanding as of July 13, 2023. No shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding. Refer to Note 8 for additional information.

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
We are particularly attracted to complex situations, where value is not fully recognized in the public markets, where values of certain operations are masked by a diversified business mix, or where private ownership has not invested capital necessary to drive long-term value. We aim to operate a transactional platform through which we can initiate a strategic block position in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such as Special Purpose Acquisition Companies, which are narrowly focused on completing one singular, defining acquisition.
We have a strategic relationship with Starboard that has provided, and we expect will continue to provide, us with industry expertise, and access to operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided ready access to its extensive network of highly successful industry executives and, as part of our relationship, Starboard assists with sourcing and evaluating appropriate acquisition opportunities.
Our focus is companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
Intellectual Property Operations
The Company through its Patent Licensing, Enforcement and Technologies Business invests in IP and related absolute return assets and engage in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under our wholly owned subsidiary, Acacia Research Group, LLC, and its wholly-owned subsidiaries (collectively, "ARG"), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. As of June 30, 2023, we have generated gross licensing revenue of approximately $1.7 billion, and have returned $858.6 million to our patent partners.

For more information related to our Intellectual Property Operations, refer to additional detailed patent business discussion below.
Industrial Operations
In October 2021, we consummated our first operating company acquisition of Printronix. Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. This acquisition was made at what we believe to be an attractive purchase price, and we are now supporting existing management in its initiative to reduce costs and operate more efficiently and in its execution of strategic partnerships to generate growth.
For more information related to our Industrial Operations, refer to the section entitled "Industrial Printing Solutions" below.
Recent Business Developments and Trends
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the "Recapitalization Agreement") with the Investors, pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions related to the Series A Redeemable Convertible Preferred Stock in connection with the Recapitalization, including submitting a proposal for stockholder approval to remove the "4.89% blocker" provision contained in the Company's Amended and Restated Certificate of Designations (the "Amendment to the Amended and Restated Certificate of Designations"). The Company’s stockholders approved the Amendment to the Amended and Restated Certificate of Designations at the Company’s annual meeting of stockholders held on May 16, 2023, which became effective on June 30, 2023. Subsequently, and in accordance with the terms contained in the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, on July 13, 2023, Starboard completed the Preferred Stock Conversion.
Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, on July 13, 2023, Starboard completed the Series B Warrants Exercise, the cancellation of $60.0 million aggregate principal amount of the Senior Secured Notes held by Starboard and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million.
As a result of the Recapitalization Transactions, Starboard holds 61,123,595 shares of common stock, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of July 13, 2023 and no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
For a detailed description of the Recapitalization and the actions taken and contemplated to be taken in connection therewith, see Notes 1 and 8 to the consolidated financial statements elsewhere herein.
Change of Chief Executive Officer
Since 2021, we have announced various changes to our Board and senior management, including as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022, "Risk Factors — Risks Related to Our Business, Business Strategy, and Platform. Recent changes in the Company’s management team and board of directors, as well as ongoing litigation related to the Company’s former Chief Executive Officer, may be disruptive to, or cause uncertainty in, the Company’s business, results of operations and the price of the Company’s common stock.” Changes in leadership and key management positions have inherent risks, and there are no assurances that any of our recent changes or future changes will not affect our operations and financial condition.
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
In June 2020 we acquired the Life Sciences Portfolio. In connection with the purchase of the equity securities in the Life Sciences Portfolio, we issued to the Investors $115.0 million principal amount of our senior secured notes. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company. As of June 30, 2023, we have monetized a majority of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
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
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the six months ended June 30, 2023, our Printronix subsidiary experienced some inflation from higher cost of raw materials than in previous years due to higher electronic and electrical and metal components. While Printronix inventory costs have been impacted by these inflationary pressures, up to this point Printronix has generally been able to adjust selling prices in response to these higher costs.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Quarterly Report, our operating subsidiaries have eight pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. Refer to Item 1A “Risk Factors— Risks Related to our Intellectual Property Business and Industry” of our Annual Report for additional information regarding patent litigation and related risks.
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
During the six months ended June 30, 2023 and during 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$7,904	$16,717	$(8,813)	(53%)	$22,707	$30,224	$(7,517)	(25%)
Total costs and expenses	20,433	22,387	(1,954)	(9%)	44,560	44,402	158	0%
Operating loss	(12,529)	(5,670)	(6,859)	121%	(21,853)	(14,178)	(7,675)	54%
Total other (expense) income	(7,895)	(42,020)	34,125	(81%)	13,359	(121,656)	135,015	(111%)
Loss before income taxes	(20,424)	(47,690)	27,266	(57%)	(8,494)	(135,834)	127,340	(94%)
Income tax benefit (expense)	1,645	200	1,445	723%	(838)	15,078	(15,916)	(106%)
Net loss attributable to Acacia Research Corporation	(18,779)	(61,503)	42,724	(69%)	(9,332)	(134,769)	125,437	(93%)
Results of Operations - three months ended June 30, 2023 compared with the three months ended June 30, 2022
Total revenues decreased $8.8 million to $7.9 million for the three months ended June 30, 2023, as compared to $16.7 million for the three months ended June 30, 2022 , due to a decrease in our Intellectual Property Operations revenues and Industrial Operations revenues. ARG executed one new license agreement during the second quarter of 2023, a decrease of two versus the comparable prior period. Industrial Operations revenues decreased due to lower units of printer sold compared to the comparable prior period. Refer to "Industrial Operations – Revenues" below for further discussion.

Loss before income taxes was $20.4 million for the three months ended June 30, 2023, as compared to loss of $47.7 million in the comparable prior period. The decrease in net loss was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties decreased $45,000, from $190,000 to $145,000 in 2023, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Contingent legal fees decreased $743,000, from $755,000 to $12,000 in 2023, primarily due to the decrease in ARG's revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses increased $1.2 million, from $1.1 million to $2.3 million in 2023, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased $1.0 million, from $7.0 million to $6.0 million in 2023, primarily due to decrease in related revenues. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•General and administrative expenses decreased $1.3 million, from $10.7 million to $9.4 million in 2023, primarily due to lower parent company and Intellectual Property Operations costs including compensation expense for share-based awards, variable performance-based compensation costs, payroll costs, and our Industrial Operations general and administrative costs for the second quarter of 2023, which were partially offset by higher parent company and Intellectual Property Operations legal and consulting business development related expenses. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, decreased $209,000, from $1.1 million to $874,000 in 2023, primarily due to forfeitures for terminated employees, which includes a partial offset by restricted stock and option grants issued to employees and the Board of Directors in 2023 and 2022.
•Unrealized gain from the change in fair value of our equity securities was $6.6 million in 2023, as compared to an unrealized loss of $57.6 million in the comparable prior period. The unrealized loss and gain were derived from our Life Sciences Portfolio and our trading securities portfolio. The prior period unrealized loss primarily relates to valuation decreases from one Life Sciences Portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Realized loss from the sale of our equity securities was $8.0 million in 2023, as compared to a realized gain of $11.5 million in the comparable prior period. The realized loss and gain were derived from our trading securities portfolio. The current period realized loss primarily relates to sales activity from one trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•We recognized earnings on equity investment in joint venture of $42.1 million in 2022, which included two milestones and accrued interest related to our Life Sciences Portfolio. Refer to "Equity Securities Investments" below for a detailed discussion.
•We recognized an unrealized loss of $9.9 million from the fair value measurements of the Series B warrants and the embedded derivative in 2023, as compared to an unrealized loss of $35.1 million from the Series A and Series B warrants and embedded derivative in the comparable prior period. Refer to Notes 8 and 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements.
•Gain on foreign currency exchange was $15,000 in 2023, as compared to a loss on foreign currency exchange of $1.8 million in the comparable prior period. The gains and losses were primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.

•Interest expense on Senior Secured Notes decreased $1.0 million, from $1.9 million to $900,000 in 2023, due to decreased interest expense related to lower principal amount of Senior Secured Notes outstanding in 2023. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $4.3 million in 2023, as compared to $863,000 in the comparable prior period, mainly due to an increase in interest and dividend income from our cash equivalents. Refer to Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding our cash and cash equivalents and investments in equity securities.
Results of Operations - six months ended June 30, 2023 compared with the six months ended June 30, 2022
Total revenues decreased $7.5 million to $22.7 million for the six months ended June 30, 2023, as compared to $30.2 million for the six months ended June 30, 2022, due to a decrease in our Intellectual Property Operations revenues and Industrial Operations revenues. ARG executed 5 fewer license agreements during the six months ended June 30, 2023, which contributed to Intellectual Property Operations revenues decreasing by $6.1 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decrease in Industrial Operations revenue of $1.4 million is due to lower units of printer sold. Refer to "Industrial Operations – Revenues" below for further detailed discussion.
Loss before income taxes was $8.5 million for the six months ended June 30, 2023, as compared to loss of $135.8 million in the comparable prior period. The net decrease was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $6,000, from $360,000 to $366,000 in 2023, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Contingent legal fees decreased $760,000, from $1.3 million to $544,000 in 2023, primarily due to the change in Intellectual Property Operations revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses increased $1.3 million, from $2.3 million to $3.6 million in 2023, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased $83,000, from $13.4 million to $13.3 million. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•General and administrative expenses decreased $309,000, from $21.8 million to $21.5 million in 2023, primarily due to lower parent company and Intellectual Property Operations costs including, compensation expense for share-based awards, variable performance-based compensation costs, personnel costs, and our Industrial Operations general and administrative costs offset partially by an increase in parent company consulting and legal fees related to the termination of the former Chief Executive Officer and SEC matters, accounting fees, and severance expense. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, decreased $906,000, from $2.3 million to $1.4 million in 2023, primarily due to forfeitures for terminated employees, which includes a partial offset by restricted stock and option grants issued to employees and the Board in 2023 and 2022.
•Unrealized gain from the change in fair value of our equity securities was $10.0 million in 2023, as compared to an unrealized loss of $229.9 million in the comparable prior period. The unrealized gain and loss were derived from our Life Sciences Portfolio and trading securities portfolio. The prior period unrealized loss primarily relates to valuation decreases from one Life Sciences Portfolio. Refer to "Equity Securities Investments" below for further discussion.

•Realized loss from the sale of equity securities was $9.4 million in 2023, as compared to a realized gain of $78.4 million in the comparable prior period. The realized loss was derived from the sales activity from our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•We recognized earnings on equity investment in joint venture of $42.1 million in 2022, which included two milestones and accrued interest related to our Life Sciences Portfolio. Refer to "Equity Securities Investments" below for a detailed discussion.
•Unrealized gain from the Series B warrants and the embedded derivative fair value measurements was $6.7 million in 2023, as compared to an unrealized loss of $7.0 million from the Series A and Series B warrants and embedded derivative fair value measurements in the comparable prior period. Refer to Notes 8 and 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements..
•Gain on foreign currency exchange was $95,000 in 2023, as compared to a loss on foreign currency exchange of $2.6 million in the comparable prior period. The gains and losses were primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.
•Interest expense on Senior Secured Notes decreased $2.7 million, from $4.5 million to $1.8 million in 2023, due to decreased interest expense related to lower principal amount of Senior Secured Notes outstanding in 2023. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $7.7 million in 2023, as compared to $1.9 million in the comparable prior period, mainly due to an increase in interest income from our cash equivalents. Refer to Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding our cash and cash equivalents and investments in equity securities.
Intellectual Property Operations
Revenues
ARG's revenue activity for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$75	$7,360	$(7,285)	(99%)	$3,975	$9,553	$(5,578)	(58%)
Recurring license revenue agreements	319	702	(383)	(55%)	595	1,124	(529)	(47%)
Total revenues	$394	$8,062	$(7,668)	(95%)	$4,570	$10,677	$(6,107)	(57%)

New license agreements executed	1	3	(2)	(67%)	5	12	(7)	(58%)
Licensing and enforcement programs generating revenues	4	6	(2)	(33%)	6	8	(2)	(25%)
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $7.3 million for the three months ended June 30, 2023 and $5.6 million for the six months ended June 30, 2023 due to a decrease in the number of agreements executed. Recurring revenue, that provides for quarterly sales-based license fees, decreased $383,000 for the three months ended June 30, 2023 and $529,000 for the six months ended June 30, 2023 from various on-going license arrangements.
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
Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$145	$190	$(45)	(24%)	$366	$360	$6	2%
Contingent legal fees	12	755	(743)	(98%)	544	1,304	(760)	(58%)
Litigation and licensing expenses	2,253	1,089	1,164	107%	3,637	2,333	1,304	56%
Amortization of patents	2,600	2,600	—	0%	5,201	5,201	—	0%
Total	$5,010	$4,634	$376	8%	$9,748	$9,198	$550	6%
Refer to detailed change explanations above for the three and six months ended June 30, 2023 and 2022 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$2,324	$3,662	$(1,338)	(37%)	$6,788	$7,916	$(1,128)	(14%)
Consumable products	4,328	4,214	114	3%	9,498	9,598	(100)	(1%)
Services	858	779	79	10%	1,851	2,033	(182)	(9%)
Total	$7,510	$8,655	$(1,145)	(13%)	$18,137	$19,547	$(1,410)	(7%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Printers and parts decreased $1.3 million for the three months ended June 30, 2023 and $1.1 million for the six months ended June 30, 2023 due to a decrease in the number of printer units sold. Refer to Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Printing Solutions” above for additional information related to Printronix's operating activities.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Cost of sales - industrial operations	$3,933	$4,592	$(659)	(14%)	$9,153	$8,784	$369	4%
Refer to detailed change explanations above for the three and six months ended June 30, 2023 and 2022 regarding cost of sales for our Industrial Operations. The increase in Printronix's cost of sales for the six months ended June 30, 2023 is due to under absorption of overhead cost. Refer to Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding Printronix's cost of sales.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$205	$145	$60	41%	$421	$335	$86	26%
Sales and marketing expenses - industrial operations	1,859	2,294	(435)	(19%)	3,772	4,310	(538)	(12%)

General and administrative costs - intellectual property operations	1,602	1,807	(205)	(11%)	3,499	3,523	(24)	(1%)
General and administrative costs - industrial operations	2,026	2,686	(660)	(25%)	4,744	5,541	(797)	(14%)
Parent general and administrative expenses	5,798	6,229	(431)	(7%)	13,223	12,711	512	4%
Total general and administrative expenses	9,426	10,722	(1,296)	(12%)	21,466	21,775	(309)	(1%)
Total	$11,490	$13,161	$(1,671)	(13%)	$25,659	$26,420	$(761)	(3%)
The operating expenses table above includes the Company's general and administrative expenses by operation and Printronix's engineering and development expenses and sales and marketing expenses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023 vs. 2022	2023 vs. 2022
	(In thousands)
Personnel costs and board fees	$(330)	$(475)
Variable performance-based compensation costs	(462)	(848)
Other general and administrative costs	424	2,376
General and administrative costs - industrial operations	(661)	(798)
Compensation expense for share-based awards	(209)	(906)
Non-recurring employee severance costs	(59)	341
Total change in general and administrative expenses	$(1,296)	$(309)
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

The decrease in personnel cost and board fees, variable performance-based compensation costs and compensation expense for share-based awards was primarily due to a decrease in headcount and related costs. The increases in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to parent company consulting and legal fees related to the termination of the former Chief Executive Officer and SEC matters. The decrease in General and administrative costs of Industrial Operations is due to Printronix's initiative to reduce costs and operate more efficiently. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$6,617	$(57,647)	$64,264	(111%)	$9,960	$(229,850)	$239,810	(104%)
(Loss) gain on sale of equity securities	(7,999)	11,498	(19,497)	(170%)	(9,360)	78,374	(87,734)	(112%)
Earnings on equity investment in joint venture	—	42,085	(42,085)	(100%)	—	42,085	(42,085)	(100%)
Total net realized and unrealized (loss) gain	$(1,382)	$(4,064)	$2,682	(66%)	$600	$(109,391)	$109,991	(101%)
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
During 2021, we began to recognize earnings on our equity investment in joint venture, which is part of the Life Sciences Portfolio. During the second quarter of 2022, we recorded consolidated earnings on equity investment of $42.1 million, including two milestones and accrued interest that were due in 2022. Refer to Notes 3 to the consolidated financial statements elsewhere herein for additional information.
Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$1,645	$200	$1,445	723%	$(838)	$15,078	$(15,916)	(106%)
Effective tax rate	(8)%	—%	n/a	(8)%	10%	(11)%	n/a	21%
Our income tax benefit for the three months ended June 30, 2023 is primarily attributable to recognizing an income tax benefit on losses incurred in jurisdictions for which a valuation allowance is not needed. Our income tax expense for the six months ended June 30, 2023 is primarily attributable to foreign taxes withheld and state income taxes. Our income tax benefit for the three and six months ended June 30, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized loss recorded in the period.
Our 2023 effective tax rate in each period was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits changes in valuation allowance, as well as non-deductible items. Our 2022 effective tax rate in each period was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2023 and December 31, 2022. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of June 30, 2023, are recognized as liabilities or generally are otherwise described in Note 11, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Our most significant liabilities as reflected on our balance sheet as of June 30, 2023 include the Senior Secured Notes and, because of certain provisions in the related agreements that provide for net cash settlement upon a change in control, the Series B Warrants. On July 13, 2023, in accordance with the terms of the Recapitalization Agreement, Starboard completed the Series B Warrants Exercise and pursuant to the Series B Warrants Exercise, the Company cancelled $60.0 million aggregate principal amount of Senior Secured Notes held by Starboard and received aggregate gross proceeds of approximately $55.0 million. At the closing of the Series B Warrants Exercise, the Company paid to Starboard an aggregate amount of $66.0 million. Upon the Series B Warrants Exercise, the Investors exercised the Series B Warrants at a reduced price and Company issued an aggregate of 31,506,849 shares of the Company's common stock to the Investors in consideration of their cash payment and cancellation of any outstanding Senior Secured Notes. For additional information, see Note 8, "Starboard Investment" to the consolidated financial statements included elsewhere herein.
Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 11 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At June 30, 2023, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.
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
At June 30, 2023, our primary sources of liquidity are cash and cash equivalents on hand, cash generated from our operating activities, and borrowings in connection with the Senior Secured Notes (discussed in Note 8 to the consolidated financial statements elsewhere herein). Our cash and cash equivalents on hand includes proceeds of the recently completed Rights Offering and Concurrent Private Rights Offering at June 30, 2023. We satisfied our obligations under the existing Senior Secured Notes on July 13, 2023 and made the Recapitalization Payment with cash on hand pursuant to the Series B Warrants Exercise.
Furthermore, we intend to grow our company by acquiring additional operating businesses and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances, cash flows from operations and the transactions taken and contemplated in connection with the Recapitalization will be sufficient to meet our cash requirements through at least twelve months from the date of this Quarterly report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors” of our Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $408 million at June 30, 2023, compared to $349.4 million at December 31, 2022.
Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(19,122)	$(17,553)
Investing activities	9,218	78,547
Financing activities	77,322	(106,410)
Effect of exchange rates on cash and cash equivalents	(16)	—
Increase (decrease) in cash and cash equivalents	$67,402	$(45,416)
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net loss including noncontrolling interests in subsidiaries	$(9,332)	$(120,756)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash used in operating activities:
Depreciation and amortization	6,789	6,777
Amortization of debt discount and issuance costs	—	56
Change in fair values Series A redeemable convertible preferred stock embedded derivatives, Series A warrants and Series B warrants	(6,716)	7,048
Compensation expense for share-based awards	1,351	2,257
(Gain) loss on foreign currency exchange	(95)	2,627
Change in fair value of equity securities	(9,960)	229,850
Gain (loss) on sale of equity securities	9,360	(78,374)
Earnings on equity investment in joint venture	—	(42,085)
Deferred income taxes	(617)	(15,500)
Changes in assets and liabilities:
Accounts receivable	2,629	(4,339)
Inventories	216	(3,125)
Prepaid expenses and other assets	(1,765)	(3,135)
Accounts payable and accrued expenses	(10,624)	723
Royalties and contingent legal fees payable	(120)	118
Deferred revenue	(238)	305
Net cash used in operating activities	$(19,122)	$(17,553)

Cash receipts from ARG's licensees totaled $4.8 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively. Cash receipts from Printronix's customers totaled $19.9 million and $20.9 million for the six months ended June 30, 2023 and 2022, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash used in operations for the six months ended June 30, 2023 was $19.1 million, compared to $17.6 million cash provided by operations in the comparable prior period. The increase in cash used in operations was primarily due to net outflows from the total changes in assets and liabilities (refer to Working Capital discussion below), inventory related purchases and royalties and contingent legal fees related payments, and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at June 30, 2023 increased to $23.6 million, compared to $15.1 million at December 31, 2022, which was comprised of the changes in assets and liabilities presented above. The increase is primarily due to change in prepaid expenses and other current assets and accrued compensation, which is related to the timing of the insurance payments and severance accruals, partially offset by decrease in accounts receivable, accounts payable and accrued expenses and other current liabilities, which is related to legal fees and installments of the accrued patent cost (refer to Note 6).
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Patent acquisition	$—	$(5,000)
Purchases of equity securities	(5,843)	(107,537)
Sales of equity securities	15,198	191,494
Purchases of property and equipment	(137)	(410)
Net cash provided by investing activities	$9,218	$78,547
Cash flows from investing activities for the six months ended June 30, 2023 decreased to $9.2 million, as compared to cash flow of $78.5 million in the comparable prior period, primarily due to net cash inflows from our Life Sciences Portfolio and trading securities portfolio equity securities transactions in 2023. Refer to “Other Income/Expense – Equity Securities Investments” above for additional information.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Repurchase of common stock	$—	$(39,508)
Paydown of Senior Secured Notes	—	(65,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,400)	(1,399)
Taxes paid related to net share settlement of share-based awards	(595)	(503)
Proceeds from Rights Offering	79,111	—
Proceeds from exercise of stock options	206	—
Net cash provided by (used in) financing activities	$77,322	$(106,410)

Cash inflows from financing activities for the six months ended June 30, 2023 increased to $77.3 million, as compared to cash outflow of $106.4 million in the comparable prior period, primarily due to activity related to the Rights Offering and Concurrent Private Rights Offering (refer to Note 8).
On October 30, 2022, the Company entered into a Recapitalization Agreement with Starboard and the Investors. On July 13, 2023, Starboard completed the Series B Warrants Exercise through a combination of a "Note Cancellation" and a "Limited Cash Exercise." Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information.
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
As of June 30, 2023 and December 31, 2022, the carrying value of our equity investments in public and private companies was $89.6 million and $98.4 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of June 30, 2023, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $5.3 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts, a note receivable and certain equity security investments. As of June 30, 2023, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $4.2 million effect on our financial position and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2023) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. There have been no changes to the Risk Factors previously reported in our Annual Report, except as follows:
Due to the completion of the transactions pursuant to the Recapitalization Agreement, we are a "controlled company" within the meaning of the Nasdaq listing standards and, as a result, qualify for, and may in the future decide to rely on, exemptions from certain corporate governance requirements. As a result, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements if in the future we determine to take advantage of any of the controlled company exemptions.
Due to the completion of the transactions pursuant to the Recapitalization Agreement, Starboard controls a majority of the voting power of our outstanding common stock. As of July 13, 2023, Starboard controlled approximately 61.2% of the voting power of our common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may avail itself of certain corporate governance exemptions afforded to controlled companies, including the requirements that a majority of the Board consist of independent directors, we have a nominating and corporate governance committee that is composed entirely of independent directors, and we have a compensation committee that is composed entirely of independent directors.

As of the date of this Quarterly Report on Form 10-Q, we have not elected to rely on any of these exemptions. However, if in the future we decide to rely on some or all of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Our principal stockholder, Starboard, controls 61.2% of the voting power of our Common Stock, and its interests may conflict with our other stockholders in the future.
As of July 13, 2023, Starboard controlled approximately 61.2% of the voting power of our common stock. As a result, Starboard is able to control the election of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as Starboard and its affiliates retain significant ownership of us. Starboard and its affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, strategic acquisitions, investments and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. The interests of Starboard may not coincide with the interests of other holders of our common stock.
In the ordinary course of their business activities, Starboard and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Starboard and its affiliates also may pursue acquisition or investment opportunities that may be complementary to our business and, as a result, those acquisition or investment opportunities may not be available to us. In addition, Starboard may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance an investment in our Company, even though such transactions might involve risks to our stockholders.
In addition, Starboard and its affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any acquisition of our Company. This concentration of voting control could deprive our stockholders of an opportunity to receive a premium for shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As disclosed under Item 5.03 of our Amendment No.1 to our Current Report on Form 8-K filed with the SEC on August 2, 2023, on July 27, 2023, the Board approved the Fifth Amended and Restated Bylaws of the Company (the “Fifth Amended and Restated Bylaws”). The Fifth Amended and Restated Bylaws have been updated to (a) permit a majority of independent directors to appoint a Lead Independent Director who may, among other things, call a special meeting of stockholders; (b) implement procedural and other requirements regarding proposals by stockholders for director nominations and other business to be conducted at a meeting of stockholders, including to ensure compliance with Rule 14a-19 of the Securities Exchange Act of 1934, as amended; (c) permit the Secretary of the Company, upon the written request of one or more stockholders of record of the Company that hold at least ten percent (10%) in voting power of the outstanding shares of the stock of the Company, to call a special meeting of stockholders; (d) consistent with the provisions of the General Corporation Law of the State of Delaware, clarify that stockholder meetings may be held solely by means of remote communication and that directors may be removed with or without cause by the affirmative vote of a majority of the shares entitled to vote at the election of directors; (e) remove former Section 2.14, which provided certain procedures related to voting of Company shares; and (f) include certain other conforming, technical, and non-substantive changes.

The foregoing descriptions of the Fifth Amended and Restated Bylaws do not purport to be complete and are qualified in their entirety by reference to the full text of the Fifth Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
3.1#	Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Acacia Research Corporation (filed herewith as Exhibit 3.1)
3.2	Fifth Amended and Restated Bylaws of Acacia Research Corporation (incorporated by reference to Exhibit 3.1 to Amendment No.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023)
3.3	Certificate of Retirement of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on August 2, 2023)
10.1#*	Form of Restricted Stock Unit Award Agreement (filed herewith as Exhibit 10.1)
10.2#*	Form of Performance-Based Restricted Stock Unit Award Agreement (filed herewith as Exhibit 10.2)
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104#	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101)
_________________________
#    Filed herewith.
*The referenced exhibit is a management contract, compensatory plan or arrangement.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: August 3, 2023	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Interim Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: August 3, 2023	/s/ Kirsten Hoover
By: Kirsten Hoover
Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)