Form 10-Q
period 2023-09-30
ACACIA RESEARCH CORP
filed 2023-11-13
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 6, 2023, was 99,886,322.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
September 30, 2023

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022	4

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Nine Months Ended September 30, 2023 and 2022	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	59

Item 4.	Controls and Procedures	59

PART II.	OTHER INFORMATION	61

Item 1.	Legal Proceedings	61

Item 1A.	Risk Factors	61

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 3.	Defaults Upon Senior Securities	61

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	62

Item 6.	Exhibits	62
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our acquired businesses, intellectual property (“IP”), licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements described in this Quarterly Report, refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the section entitled “Risk Factors” included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2023 (our “Annual Report”), and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023 filed with the SEC on August 3, 2023, as well as in our other public filings with the SEC. In addition, actual results may differ materially as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$344,733	$287,786
Equity securities	64,511	61,608
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	5,896	8,231
Inventories	12,375	14,222
Prepaid expenses and other current assets	20,182	19,388
Total current assets	484,447	427,985

Property, plant and equipment, net	2,647	3,537
Goodwill	7,541	7,541
Other intangible assets, net	27,557	36,658
Leased right-of-use assets	1,488	2,005
Deferred income tax assets, net	321	—
Other non-current assets	5,146	5,202
Total assets	$529,147	$482,928

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,530	$6,036
Accrued expenses and other current liabilities	5,256	14,058
Accrued compensation	5,202	4,737
Royalties and contingent legal fees payable	1,296	699
Deferred revenue	1,149	1,229
Senior secured notes payable	—	60,450
Total current liabilities	21,433	87,209

Deferred revenue, net of current portion	497	568
Series A embedded derivative liabilities	—	16,835
Series B warrant liabilities	—	84,780
Long-term lease liabilities	1,535	1,873
Deferred income tax liabilities, net	—	742
Other long-term liabilities	2,084	1,675
Total liabilities	25,549	193,682

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; zero and 350,000 shares authorized, issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of zero and $35,000 as of September 30, 2023 and December 31, 2022, respectively	—	19,924

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 99,886,322 and 43,484,867 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	99	43
Treasury stock, at cost, 16,183,703 shares as of September 30, 2023 and December 31, 2022	(98,258)	(98,258)
Additional paid-in capital	905,200	663,284
Accumulated deficit	(314,485)	(306,789)
Total Acacia Research Corporation stockholders' equity	492,556	258,280

Noncontrolling interests	11,042	11,042

Total stockholders' equity	503,598	269,322

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$529,147	$482,928
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues:
Intellectual property operations	$1,760	$6,320	$6,330	$16,997
Industrial operations	8,324	9,558	26,461	29,105
Total revenues	10,084	15,878	32,791	46,102

Costs and expenses:
Cost of revenues - intellectual property operations	5,470	5,282	15,218	14,480
Cost of revenues - industrial operations	4,377	4,648	13,530	13,432
Engineering and development expenses - industrial operations	172	156	593	491
Sales and marketing expenses - industrial operations	1,613	2,119	5,385	6,429
General and administrative expenses	13,872	15,038	35,338	36,813
Total costs and expenses	25,504	27,243	70,064	71,645
Operating loss	(15,420)	(11,365)	(37,273)	(25,543)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	8,823	(36,352)	18,783	(266,202)
(Loss) gain on sale of equity securities	—	36,060	(9,360)	114,434
Earnings on equity investment in joint venture	3,375	850	3,375	42,935
Net realized and unrealized gain (loss)	12,198	558	12,798	(108,833)
Change in fair value of the Series A and B warrants and embedded derivatives	1,525	41,638	8,241	34,590
(Loss) gain on foreign currency exchange	(70)	(1,905)	25	(4,532)
Interest expense on Senior Secured Notes	(130)	(1,072)	(1,930)	(5,532)
Interest income and other, net	4,462	1,221	12,210	3,091
Total other income (expense)	17,985	40,440	31,344	(81,216)

Income (loss) before income taxes	2,565	29,075	(5,929)	(106,759)

Income tax benefit (expense)	197	(679)	(641)	14,399

Net income (loss) including noncontrolling interests in subsidiaries	2,762	28,396	(6,570)	(92,360)

Net income attributable to noncontrolling interests in subsidiaries	(1,126)	(306)	(1,126)	(14,319)

Net income (loss) attributable to Acacia Research Corporation	$1,636	$28,090	$(7,696)	$(106,679)

(Loss) income per share:
Net (loss) income attributable to common stockholders - Basic	$(1,740)	$20,587	$(15,703)	$(112,507)
Weighted average number of shares outstanding - Basic	94,328,452	38,052,426	67,072,835	42,830,700
Basic net (loss) income per common share	$(0.02)	$0.54	$(0.23)	$(2.63)
Net (loss) income attributable to common stockholders - Diluted	$(3,163)	$1,531	$(15,703)	$(112,507)
Weighted average number of shares outstanding - Diluted	99,122,973	71,164,236	67,072,835	42,830,700
Diluted net (loss) income per common share	$(0.03)	$0.02	$(0.23)	$(2.63)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended September 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	350,000	$23,154	58,754,795	$58	$(98,258)	$738,712	$(316,121)	$11,042	$335,433
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	1,636	1,126	2,762
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,126)	(1,126)
Conversion of Series A Redeemable Convertible Preferred Stock to common stock	(350,000)	(23,154)	9,616,746	10	—	36,024	—	—	36,034
Exercise of Series B warrants	—	—	31,506,849	31	—	129,462	—	—	129,493
Stock options exercised	—	—	7,932	—	—	29	—	—	29
Compensation expense for share-based awards	—	—	—	—	—	973	—	—	973
Balance at September 30, 2023	—	$—	99,886,322	$99	$(98,258)	$905,200	$(314,485)	$11,042	$503,598

	Three Months Ended September 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	350,000	$17,145	40,622,465	$41	$(86,781)	$646,352	$(316,493)	$25,055	$268,174
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	28,090	306	28,396
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(586)	(586)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,337	—	—	—	(1,337)	—	—	(1,337)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(700)	—	—	(700)
Issuance of common stock for vesting of restricted stock units	—	—	460,000	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(235,489)	—	—	(1,017)	—	—	(1,017)
Compensation expense for share-based awards	—	—	—	—	—	1,031	—	—	1,031
Repurchase of common stock	—	—	(2,306,700)	(3)	(11,477)	—	—	—	(11,480)
Balance at September 30, 2022	350,000	$18,482	38,540,276	$38	$(98,258)	$644,329	$(288,403)	$24,775	$282,481
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Nine Months Ended September 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(7,696)	1,126	(6,570)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,126)	(1,126)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,230	—	—	—	(3,230)	—	—	(3,230)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,400)	—	—	(1,400)
Conversion of Series A Redeemable Convertible Preferred Stock to common stock	(350,000)	(23,154)	9,616,746	10	—	36,024	—	—	36,034
Exercise of Series B warrants	—	—	31,506,849	31	—	129,462	—	—	129,493
Stock options exercised	—	—	67,500	—	—	235	—	—	235
Issuance of common stock from the Rights Offering	—	—	15,068,753	15	—	79,096	—	—	79,111
Issuance of common stock for vesting of restricted stock units	—	—	313,351	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(34,167)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(137,577)	—	—	(595)	—	—	(595)
Compensation expense for share-based awards	—	—	—	—	—	2,324	—	—	2,324
Balance at September 30, 2023	—	$—	99,886,322	$99	$(98,258)	$905,200	$(314,485)	$11,042	$503,598

	Nine Months Ended September 30, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(106,679)	14,319	(92,360)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(586)	(586)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,729	—	—	—	(3,729)	—	—	(3,729)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(2,099)	—	—	(2,099)
Issuance of common stock for vesting of restricted stock units	—	—	635,501	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	242,667	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(350,406)	—	—	(1,520)	—	—	(1,520)
Compensation expense for share-based awards	—	—	—	—	—	3,288	—	—	3,288
Repurchase of common stock	—	—	(10,795,234)	(11)	(50,977)	—	—	—	(50,988)
Balance at September 30, 2022	350,000	$18,482	38,540,276	$38	$(98,258)	$644,329	$(288,403)	$24,775	$282,481
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2023	2022

Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(6,570)	$(92,360)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash used in operating activities:
Depreciation and amortization	10,152	10,140
Amortization of debt discount and issuance costs	—	90
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	(3,954)	3,941
Change in fair value of Series A warrants	—	(1,895)
Change in fair value of Series B warrants	(2,762)	(36,636)
Gain on exercise of Series B warrants	(1,525)	—
Compensation expense for share-based awards	2,324	3,288
(Gain) loss on foreign currency exchange	(25)	4,530
Change in fair value of equity securities	(18,783)	266,202
Gain (loss) on sale of equity securities	9,360	(114,434)
Earnings on equity investment in joint venture	(3,375)	(42,935)
Deferred income taxes	(1,063)	(15,971)
Changes in assets and liabilities:
Accounts receivable	2,982	2,242
Inventories	1,847	(4,872)
Prepaid expenses and other assets	(1,395)	(1,078)
Accounts payable and accrued expenses	(5,623)	4,984
Royalties and contingent legal fees payable	597	795
Deferred revenue	(149)	371
Net cash used in operating activities	(17,962)	(13,598)

Cash flows from investing activities:
Patent acquisition	—	(5,000)
Purchases of equity securities	(8,678)	(107,537)
Sales of equity securities	15,198	236,164
Distributions received from equity investment in joint venture	2,249	1,178
Purchases of property and equipment	(152)	(552)
Net cash provided by investing activities	8,617	124,253

Cash flows from financing activities:
Repurchase of common stock	—	(50,988)
Paydown of Senior Secured Notes	(60,000)	(120,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,400)	(2,099)
Taxes paid related to net share settlement of share-based awards	(595)	(1,520)
Proceeds from Rights Offering	79,111	—
Proceeds from exercise of Series B warrants	49,000	—
Proceeds from exercise of stock options	235	—
Net cash provided by (used in) financing activities	66,351	(174,607)

Effect of exchange rates on cash and cash equivalents	(59)	(3,535)

Increase (decrease) in cash and cash equivalents	56,947	(67,487)

Cash and cash equivalents, beginning	287,786	309,361

Cash and cash equivalents, ending	$344,733	$241,874

Supplemental schedule of cash flow information:
Interest paid	$2,380	$5,431
Income taxes paid	722	209
Noncash investing and financing activities:
Distribution to noncontrolling interests in subsidiaries	1,126	586
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
We utilized these skill sets and resources to acquire a portfolio of equity securities of public and private life science businesses, or the “Life Sciences Portfolio,” in June 2020. As of September 30, 2023, we have monetized a majority of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties. Refer to Note 3 for additional information.
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (“Starboard”), the Company's majority shareholder, provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities.
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization, including submitting a proposal for stockholder approval to remove the “4.89% blocker” provision contained in the Company’s Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Amended and Restated Certificate of Designations”). The Company’s stockholders approved the Second Amended and Restated Certificate of Designations (the “Second Amended and Restated Certificate of Designations”) at the Company’s annual meeting of stockholders held on May 16, 2023 which became effective on June 30, 2023. Subsequently, and in accordance with the terms contained in the Second Amended and Restated Certificate of Designations and the Recapitalization Agreement, on July 13, 2023, Starboard converted an aggregate amount of 350,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Convertible Preferred Stock”) into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends (the “Preferred Stock Conversion”). Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Company’s Series B Warrants (the “Series B Warrants”), on July 13, 2023, Starboard also exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock (the “Series B Warrants Exercise” and, together with the Preferred Stock Conversion, the “Recapitalization Transactions”), the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (as described further in Note 8, the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million. As a result of the Recapitalization Transactions, Starboard beneficially owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date. No shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding. Refer to Note 8 for a detailed description of the Recapitalization and the Recapitalization Transactions.
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
During the nine months ended September 30, 2023 and the year ended December 31, 2022, ARG did not obtain control of any new patent portfolios.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022, as reported by Acacia in its Annual Report on Form 10-K filed with the SEC on March 17, 2023, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of September 30, 2023, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Paid-up license revenue agreements	$1,410	$6,000	$5,385	$15,553
Recurring License Revenue Agreements	350	320	945	1,444
Total	$1,760	$6,320	$6,330	$16,997
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
Printronix's net revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Printers, consumables and parts	$7,428	$8,509	$23,714	$26,023
Services	896	1,049	2,747	3,082
Total	$8,324	$9,558	$26,461	$29,105
Refer to Note 15 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $793,000 and $932,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended September 30, 2023 and 2022, respectively. Printronix recognized approximately $2.5 million and $2.8 million in revenue that was previously included in the beginning balance of deferred revenue during the nine months ended September 30, 2023 and 2022, respectively.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.

Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year was $612,000 and $796,000, inclusive of deferred revenue, as of September 30, 2023 and December 31, 2022, respectively. On average, remaining performance obligations as of September 30, 2023 are expected to be recognized over a period of approximately two years.
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
Accounts Receivable and Allowance for Credit Losses
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for credit losses established as of September 30, 2023 and December 31, 2022.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of September 30, 2023 and December 31, 2022, Printronix's combined allowance for credit losses and allowance for sales returns was $50,000 and $22,000, respectively.
Long-Term Notes Receivable
On October 13, 2021, Adaptix Limited issued £2.95 million, approximately $4.0 million at the exchange rate on October 13, 2021, in limited unsecured notes due in 2026 to Radcliffe 2 Ltd., a subsidiary of Merton Healthcare Holdco II LLC. Such unsecured notes were subsequently transferred to Merton Acquisition HoldCo LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merton”) in the first quarter of 2023. The interest rate on the notes is 8.0% per year. We recorded zero and $70,000 during the three months ended September 30, 2023 and 2022, respectively, in interest income related to the notes and $146,000 and $221,000, during the nine months ended September 30, 2023 and 2022, respectively, in interest income related to the notes. During September 2023, the Company assessed the collectability of the limited unsecured notes based on the Adaptix's capability of repaying the limited unsecured notes according to its terms. As such, of the $3.8 million limited unsecured notes and $515,000 in interest receivable, the Company settled $2.0 million and wrote off the remaining limited unsecured notes totaling $2.3 million. As of September 30, 2023 and December 31, 2022, the receivable including interest was $2.0 million and $3.9 million, respectively, and is included in other non-current assets in the consolidated balance sheets.
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

Stock-Based Compensation
The compensation cost for all time-based stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is currently one to four years. Compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The fair value of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based stock awards (“PSUs”) are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. Refer to Note 13 for additional information.
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
Our income tax benefit for the three months ended September 30, 2023 is primarily attributable to recognizing an income tax benefit on losses incurred in jurisdictions for which a valuation allowance is not needed. Our income tax expense for the nine months ended September 30, 2023 is primarily attributable to foreign taxes withheld and state income taxes. Our income tax expense for the three and nine months ended September 30, 2022 is primarily comprised of the impact of a partial valuation allowance recorded against our net deferred tax assets.
The Company's effective tax rates were (8)% and 2% for the three months ended September 30, 2023 and 2022, respectively. The Company's effective tax rates were 11% and (13)% for the nine months ended September 30, 2023 and 2022, respectively. Our 2023 effective tax rate in each period was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits, changes in valuation allowance, as well as non-deductible items. Our 2022 effective tax rate in each period was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance and non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2023 and December 31, 2022. These assets primarily consist of foreign tax credits and net operating loss carryforwards.
At September 30, 2023 and December 31, 2022, the Company had total unrecognized tax benefits of approximately $760,000. At September 30, 2023 and December 31, 2022, $760,000 of unrecognized tax benefits were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At September 30, 2023, if recognized, $760,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
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

3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
September 30, 2023:
Equity securities - Life Sciences Portfolio	$28,498	$21,978	$(103)	$50,373
Equity securities - other common stock	19,009	2,675	(7,546)	14,138
Total	$47,507	$24,653	$(7,649)	$64,511

December 31, 2022:
Equity securities - Life Sciences Portfolio	$28,498	$14,815	$(617)	$42,696
Equity securities - other common stock	34,885	4	(15,977)	18,912
Total	$63,383	$14,819	$(16,594)	$61,608
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase the Life Sciences Portfolio for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of September 30, 2023 and December 31, 2022, the total fair value of the remaining Life Sciences Portfolio investment was $76.1 million and $68.4 million, respectively.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. As of September 30, 2023 and December 31, 2022, the Company's investment in Arix was approximately 26%. In addition, two members of the Company's Board of Directors (the “Board”) have seats on the board of Arix, which is currently made up of six board members. Although the Company is presumed to have significant influence over operating and financial policies of Arix, we have elected to account for the investment under the fair value method. To date, the Company has not received any dividends from Arix. As of September 30, 2023, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. As of September 30, 2023, the aggregate carrying amount of our Arix investment was $50.4 million, and is included in equity securities in the consolidated balance sheet.
The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Change in fair value of equity securities of public companies	$8,187	$(39,008)	$7,677	$(243,106)
Gain on sale of equity securities of public companies	—	36,397	—	101,102
Net realized and unrealized gain (loss)	$8,187	$(2,611)	$7,677	$(142,004)

As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of September 30, 2023, this investment does not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the nine months ended September 30, 2023 and 2022, our consolidated earnings on equity investment was $3.4 million and $42.9 million, respectively, included in the consolidated statements of operations. During the nine months ended September 30, 2023, MalinJ1 made distributions of $2.2 million to Acacia and $1.1 million to noncontrolling interests. During the nine months ended September 30, 2022, MalinJ1 made distributions of $1.2 million to Acacia and $586,000 to noncontrolling interests.
4. INVENTORIES
Printronix's inventories consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Raw materials	$4,294	$4,335
Subassemblies and work in process	2,315	3,045
Finished goods	6,232	7,340
	12,841	14,720
Inventory reserves	(466)	(498)
Total inventories	$12,375	$14,222
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Machinery and equipment	$3,166	$3,057
Furniture and fixtures	579	585
Computer hardware and software	488	660
Leasehold improvements	1,018	1,025
	5,251	5,327
Accumulated depreciation and amortization	(2,604)	(1,790)
Property, plant and equipment, net	$2,647	$3,537
Total depreciation and amortization expense in the consolidated statements of operations was $330,000 and $329,000 for the three months ended September 30, 2023 and 2022, respectively, and $1.1 million and $1.0 million for the nine months ended September 30, 2023 and 2022, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended September 30, 2023 and 2022, our Industrial Operations allocated depreciation and amortization, totaling $298,000 and $301,000, respectively, to all applicable operating expense categories, including cost of sales of $99,000 and $104,000, respectively. For the nine months ended September 30, 2023 and 2022, our Industrial Operations allocated depreciation and amortization, totaling $952,000 and $957,000, respectively, to all applicable operating expense categories, including cost of sales of $315,000 and $352,000, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Beginning balance	$7,541	$7,470
Acquisition of business	—	—
Tax adjustment	—	71
Impairment losses	—	—
Ending balance	$7,541	$7,541
The ending balance of goodwill includes no accumulated impairment losses to date. All goodwill is allocated to our Industrial Operations segment, refer to Note 1 for additional information related to the Printronix acquisition.
Other intangible assets, net consisted of the following:

	September 30, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(312,546)	$18,857
Industrial operations	7 years	3,400	(962)	2,438
Total patents		334,803	(313,508)	21,295
Customer relationships - industrial operations	7 years	5,300	(1,499)	3,801
Trade name and trademarks - industrial operations	7 years	3,430	(969)	2,461
Total		$343,533	$(315,976)	$27,557

	December 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(304,744)	$26,659
Industrial operations	7 years	3,400	(597)	2,803
Total patents		334,803	(305,341)	29,462
Customer relationships - industrial operations	7 years	5,300	(931)	4,369
Trade name and trademarks - industrial operations	7 years	3,430	(603)	2,827
Total		$343,533	$(306,875)	$36,658
Total other intangible asset amortization expense in the consolidated statements of operations was $3.0 million for the three months ended September 30, 2023 and 2022, respectively, and $9.1 million for the nine months ended September 30, 2023 and 2022, respectively. The Company did not record charges related to impairment of other intangible assets for the nine months ended September 30, 2023 and 2022. There was no accelerated amortization of other intangible assets for the nine months ended September 30, 2023 and 2022. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.

The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2023	$2,967
2024	10,692
2025	8,347
2026	2,483
2027	1,733
Thereafter	1,335
Total	$27,557
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs. As of September 30, 2023 and December 31, 2022, zero and $9.0 million was accrued, respectively and included in accrued expenses and other current liabilities (see Note 7). Three installments of $3.0 million were paid in February, April, and June 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of September 30, 2023.
7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
	(In thousands)
Accrued consulting and other professional fees	$2,099	$1,173
Income taxes payable	1,034	474
Product warranty liability, current	32	36
Service contract costs, current	328	280
Short-term lease liability	1,190	1,559
Accrued patent cost (see Note 6)	—	9,000
Other accrued liabilities	573	1,536
Total	$5,256	$14,058
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
As a result, on October 30, 2022, and following the unanimous recommendation of the Special Committee of the Board, the Company entered into the Recapitalization Agreement with Starboard and the Investors in order to simplify the Company’s capital structure, pursuant to which, among other things, (1) effective as of November 1, 2022, the Investors exercised the Series A Warrants in full and received 5,000,000 shares of the Company’s common stock, (2) the Investors purchased 15,000,000 shares of the Company’s common stock pursuant to the Concurrent Private Rights Offering (as defined below) and the Unadjusted Series B Warrants (as defined below) were cancelled, and (3) on July 13, 2023, (a)

Starboard converted 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of the Company’s common stock, and (b) Starboard exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock, the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (as described further below, the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million. As a result, Starboard beneficially owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date. Accordingly, no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
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
Further, the Series A Redeemable Convertible Preferred Stock accrued cumulative dividends quarterly at annual rate of 3.0% on the stated value. In connection with an approved investment in June 2020, the Company and the Investors agreed that the dividend rate on the Series A Redeemable Convertible Preferred Stock would accrue at 3.0% so long as no triggering event occurred and the Company maintained $35.0 million in escrow. Series A Redeemable Convertible Preferred Stock also could participate on an as-converted basis in any regular or special dividends paid to common stockholders. Upon consummation of the Printronix acquisition in October 2021, $35.0 million was released to the Company from escrow and the dividend rate increased to 8.0% on the stated value. There were no accrued and unpaid dividends as of September 30, 2023 and December 31, 2022.
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

The Company classified the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it was probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accreted the instrument to its redemption value using the effective interest method and recognized any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action was subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock continued to be classified as temporary equity and continued to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the three months ended September 30, 2023 and 2022 was zero and $1.3 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $3.2 million and $3.7 million, respectively.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability was adjusted to reflect fair value at each period end with changes in fair value recorded as other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. In connection with the Recapitalization Agreement, the Company determined that the embedded features would continue to be bifurcated from the host Series A Redeemable Convertible Preferred Stock and accounted for separately as a compound derivative. Following Starboard’s conversion of its of 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends, on July 13, 2023, the Company no longer had any shares of Series A Redeemable Convertible Preferred Stock outstanding. As a result, as of September 30, 2023 and December 31, 2022, the fair value of the Series A embedded derivative was zero and $16.8 million, respectively.
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
In accordance with the terms of the Recapitalization Agreement, effective as of November 1, 2022, the Investors consummated the Series A Warrants Exercise (exercising the Series A Warrants in full) and the Company issued an aggregate of 5,000,000 shares of the Company’s common stock to the Investors in consideration of their payment of the cash exercise price of $9.3 million, which amount represents a reduction in the exercise price to account for a negotiated settlement by the parties to account for the forgone time value of money of the Series A Warrants. As of September 30, 2023, no Series A Warrants were issued or outstanding.
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
During the third quarter of 2022, the cash exercise feature of the Unadjusted Series B Warrants expiration date of August 25, 2022 was extended to October 28, 2022. On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for the related 68,493,151 warrants. In March 2023, the Unadjusted Series B Warrants were cancelled immediately following the completion of the Rights Offering (as described below). During the three months ended September 30, 2023, the remaining 31,506,849 Series B Warrants were exercised.
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
The Series B Warrants were recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of September 30, 2023, no Series B warrants were issued or outstanding. As of September 30, 2023 and December 31, 2022, the total fair value of the Series B Warrants was zero and $84.8 million, respectively.
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
Because the New Notes, as amended (as described below), were to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees associated with the issuance of the Notes and amortized such fees over the approximate seven month period ended December 31, 2020, which was the initial redemption date of the Notes. There was zero and $450,000 of accrued and unpaid interest on the New Notes as of September 30, 2023 and December 31, 2022, respectively.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes could not be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million (such remaining New Notes also referred to as the Senior Secured Notes). On July 13, 2023 pursuant to the Series B Warrants Exercise, the Company cancelled the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes. As of September 30, 2023, no Senior Secured Notes were issued or outstanding. As a result, the total principal amount outstanding of Senior Secured Notes as of September 30, 2023 and December 31, 2022 was zero and $60.0 million, respectively.
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
The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the three and nine months ended September 30, 2023, no amount was amortized to interest expense as the discount was fully amortized during the quarter ended September 30, 2022. For the three and nine months ended September 30, 2022, $34,000 and $90,000, respectively, was amortized to interest expense.

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
The Company held the following types of financial instruments at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. As of September 30, 2023, the aggregate carrying amount of this investment was $50.4 million, and is included in equity securities, in the consolidated balance sheet (refer to Note 3 for additional information).
Series B Warrants. Series B Warrants are recorded at fair value, using a Black-Scholes option-pricing model (Level 3). On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 8 for additional information). On July 13, 2023, further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, the remaining Series B Warrants were exercised, which also resulted in a fair value of zero as of September 30, 2023 (refer to Note 8 for additional information). The fair value of the remaining Series B Warrants as of December 31, 2022 was estimated based on the following significant assumptions: volatility of 53 percent, risk-free rate of 4.76 percent, term of 0.54 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
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
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. Prior to December 31, 2022, the assumed base case term used in the valuation models was the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. On July 13, 2023, in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, Starboard converted the Series A Redeemable Convertible Preferred Stock into common stock, which resulted in a fair value of zero as of September 30, 2023 (refer to Note 8 for additional information). The fair value of the embedded derivative as of December 31, 2022 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 16.30 percent.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
September 30, 2023:
Equity securities	$64,511	$—	$—	$64,511

December 31, 2022:
Equity securities	$61,608	$—	$—	$61,608

Liabilities
September 30, 2023:
Series A embedded derivative liabilities	$—	$—	$—	$—
Series B warrants	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2022:
Series A embedded derivative liabilities	$—	$—	$16,835	$16,835
Series B warrants	—	—	84,780	84,780
Total	$—	$—	$101,615	$101,615

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2021	$11,291	$18,448	$96,378	$126,117
Remeasurement to fair value	(1,895)	3,941	(36,636)	(34,590)
Balance at September 30, 2022	9,396	22,389	59,742	91,527

Balance at December 31, 2022	$—	$16,835	$84,780	$101,615
Exercise of warrants	—	—	(82,018)	(82,018)
Conversion of redeemable convertible preferred stock	—	(12,881)	—	(12,881)
Remeasurement to fair value	—	(3,954)	(2,762)	(6,716)
Balance at September 30, 2023	$—	$—	$—	$—
For the three months ended September 30, 2023, as Starboard converted the Series A Redeemable Convertible Preferred stock into common and the remaining Series B warrants were exercised on July 13, 2023, the fair value of Series A Redeemable Convertible Preferred stock and Series B warrants is zero. For the three months ended September 30, 2022, the changes in the estimated fair value of the Series A warrants, Series A embedded derivatives and Series B warrants were $3.4 million, $1.2 million, and $37.0 million, respectively.
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
10. RELATED PARTY TRANSACTIONS
The Company reimbursed an aggregate amount of zero and $46,000 during the nine months ended September 30, 2023 and 2022, respectively, to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company.
During the nine months ended September 30, 2023 the Company entered into a Loan Facility ("Loan Facility") of $1.8 million with a private portfolio company. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $51,000 in interest income during the nine months ended September 30, 2023. The receivable is included in other non-current assets in the consolidated balance sheets.
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

On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, as amended, we have leased approximately 8,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlord's substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date is February 28, 2025. During July 2022, we entered into a second amendment of the New York office lease, to add space to the existing premises and increase the annual fixed rent through the existing expiration date. The new fixed rent commenced upon landlord's substantial completion of the additional space, which occurred on September 19, 2022. On June 23, 2023, the Company notified the landlord of its election to early terminate the lease effective as of March 31, 2024, pursuant to the terms set forth in the lease. In connection with such early termination election, the Company paid the landlord a termination payment as set forth in the lease. During September 2023, we entered into a fourth amendment of the New York office lease, which provides for (among other things): (a) the surrender a portion of the premises (Unit 602) effective as of March 31, 2024; (b) the rescission of the early termination election as it relates to the remaining portion of the premises (Unit 601); (c) an extension of the lease term with respect to Unit 601 for 40 months commencing on April 1, 2024 and expiring on July 31, 2027; and (d) annual rent increases, with no right to early terminate or extend the lease.
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
The Company's operating lease costs were $293,000 and $474,000 for the three months ended September 30, 2023 and 2022, respectively, and $881,000 and $1.3 million for the nine months ended September 30, 2023 and 2022, respectively.

The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of September 30, 2023 (in thousands):

Years Ending December 31,
Remainder of 2023	$382
2024	940
2025	631
2026	531
2027	241
Thereafter	—
Total minimum payments	2,725
Less: short-term lease liabilities	(1,190)
Long-term lease liabilities	$1,535
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
On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”), filed a lawsuit in Delaware Chancery Court against the Company and ARG (collectively, the “Acacia Entities”), Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the Court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court took off calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023. On April 19, 2023, the Chancery Court heard oral argument and took the summary judgment motions under advisement. On July 26, 2023, the Court held a telephonic hearing during which it delivered its ruling on the motions for summary judgment. The Court granted Transpacific’s motion and deferred ruling on the Acacia Entities’ motion pending further briefing as to whether the Court has subject matter jurisdiction. On September 14, 2023, the Acacia Entities and Slingshot filed a joint submission with the Chancery Court agreeing to proceed in Delaware Superior Court based on the Chancery Court’s apparent lack of subject matter jurisdiction over the remaining claims, and on September 21, 2023, the Chancery Court issued an order transferring the case to Delaware Superior Court. The Acacia Entities and Slingshot share the view that the case meets the qualifications for assignment to the Complex Commercial Litigation Division of the Superior Court and their intent to designate the matter for such assignment following transfer of the case. The parties are currently awaiting directions from the Delaware Superior Court regarding next steps, but anticipate that the Superior Court will likely begin by considering and issuing a ruling on the Acacia Entities’ summary judgment motion, which ruling the Chancery Court deferred prior to the transfer of the matter to Superior Court.
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of September 30, 2023.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of September 30, 2023 and December 31, 2022, Printronix had approximately $100,000 of these bonds outstanding.
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
In 2020, Printronix executed an agreement with the prior tenant whereby the prior tenant would take 100% responsibility for the costs and process of the cleanup going forward. Printronix is in process of filing for release of such responsibility from a governmental agency and so may currently be found to be secondarily liable if the prior tenant cannot fulfil their responsibilities under the agreement. Accordingly, Printronix no longer takes part in monitoring or paying for any future investigation or cleanup activity. Printronix expects to have no such further costs associated with this facility. During 2020, Printronix was able to recover $24,000 from the prior tenant. Since that date and for the nine months ended September 30, 2023, Printronix has incurred no related legal fees.

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
On March 31, 2022, the Board approved a stock repurchase program for up to $40.0 million of shares of common stock. The repurchase authorization had no time limit and did not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During July 2022, we completed the March 2022 program with total common stock purchases of 8,453,519 shares for the aggregate amount of $40.0 million. There were no stock repurchases for the nine months ended September 30, 2023.
On November 9, 2023, the Board approved a stock repurchase program for up to $20.0 million, subject to a cap of 5,800,000 shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. There have been no stock repurchases under the above mentioned repurchase program.
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
Discretionary Restricted Stock Unit Grant Program. Under the discretionary restricted stock unit program, Acacia's compensation committee may grant restricted stock units to eligible individuals, which vest upon the attainment of performance milestones or the completion of a specified period of service. During June 2023, Acacia's compensation committee adopted a long-term incentive program to incentivize and reward employees, including members of the Company's executive leadership team, for driving Acacia's performance over the longer-term and to align employees and shareholders. Under the long-term incentive program, Acacia's compensation committee granted RSUs subject to time-based vesting requirements and PSUs subject to performance-based vesting requirements to employees of the parent company, including the Company's interim Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer and General Counsel. The grants are generally intended to cover two years of annual grants (fiscal years 2023 and 2024).
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
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, which were transferred into the 2016 Plan as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. At September 30, 2023, there were 1,355,726 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The Board may amend or modify the 2016 Plan at any time, subject to any required stockholder approval. As of September 30, 2023, there are 5,868,201 shares of common stock reserved for issuance under the 2016 Plan.

The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2022	1,310,417	$4.29	$535	8.0 years
Granted	243,319	$4.27	$—
Exercised	(67,500)	$3.48	$57
Forfeited/Expired	(378,049)	$4.76	$72
Outstanding at September 30, 2023	1,108,187	$4.18	$28	8.1 years
Exercisable at September 30, 2023	309,999	$4.67	$10	6.6 years
Vested and expected to vest at September 30, 2023	1,108,187	$4.18	$28	8.1 years
Unrecognized stock-based compensation expense at September 30, 2023 (in thousands)	$897
Weighted average remaining vesting period at September 30, 2023	2.1 years
Stock options granted in 2023 are time-based and will vest in full after three years. During the nine months ended September 30, 2023, the Company granted 243,319 stock options at a weighted average grant-date fair value of $2.10 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following weighted average assumptions: volatility of 46 percent, risk-free interest rate of 3.67 percent, term of 6.00 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage (refer to Note 9 "Embedded derivative liabilities" for additional information). The risk-free rate is based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. The aggregate fair value of options vested during the nine months ended September 30, 2023 was $309,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2022	406,001	$4.02	842,302	$4.42	—	$—
Granted	—	$—	1,116,875	$4.34	1,981,464	$4.61
Vested	(178,169)	$4.10	(313,351)	$4.59	—	$—
Forfeited	(34,167)	$4.38	(223,002)	$4.38	—	$—
Nonvested at September 30, 2023	193,665	$3.87	1,422,824	$4.32	1,981,464	$4.61
Unrecognized stock-based compensation expense at September 30, 2023 (in thousands)	$503		$4,830		$—
Weighted average remaining vesting period at September 30, 2023	1.3 years		2.1 years		zero years
RSUs granted in 2023 are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the nine months ended September 30, 2023 was $731,000. The aggregate fair value of RSUs vested during the nine months ended September 30, 2023 was $1.4 million. During the nine months ended September 30, 2023, RSAs and RSUs totaling 491,520 shares were vested and 137,577 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.

Certain RSUs granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at prior period end. The remaining units fully vested on September 3, 2022. Compensation expense for RSUs with market-based vesting conditions for the nine months ended September 30, 2023 and 2022, was zero and $143,000, respectively.
PSUs granted in 2023 can be earned based upon the level of achievement of the Company's compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares per recipient of Acacia's common stock). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has not recorded any expense related to the PSUs based on the probability assessment performed as of September 30, 2023.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Options	$126	$162	$275	$464
RSAs	112	294	507	1,165
RSUs	735	575	1,542	1,659
Total compensation expense for share-based awards	$973	$1,031	$2,324	$3,288
Total unrecognized stock-based compensation expense as of September 30, 2023 was $6.2 million, which will be amortized over a weighted average remaining vesting period of 2.1 years.
Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of September 30, 2023 and December 31, 2022, the PIUs totaled $1.0 million and $591,000, respectively, which was their fair value as of December 31, 2018 after termination of service.

14. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to Acacia Research Corporation	$1,636	$28,090	$(7,696)	$(106,679)
Dividend on Series A redeemable convertible preferred stock	—	(700)	(1,400)	(2,099)
Accretion of Series A redeemable convertible preferred stock	—	(1,337)	(3,230)	(3,729)
Return on settlement of Series A redeemable convertible preferred stock	(3,377)	—	(3,377)	—
Undistributed earnings allocated to participating securities	—	(5,466)	—	—
Net (loss) income attributable to common stockholders - Basic	(1,740)	20,587	(15,703)	(112,507)

Add: Dividend on Series A redeemable convertible preferred stock	—	—	—	—
Add: Accretion of Series A redeemable convertible preferred stock	—	—	—	—
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	—	—	—	—
Less: Change in fair value of Series A warrants	—	(3,389)	—	—
Less: Change in fair value of dilutive Series B warrants	—	(21,766)	—	—
Less: Gain on exercise of Series B warrants	(1,525)	—	—	—
Add: Interest expense associated with Starboard Notes, net of tax	102	850	—	—
Add: Undistributed earnings allocated to participating securities	—	5,466	—	—
Reallocation of undistributed earnings to participating securities	—	(217)	—	—
Net (loss) income attributable to common stockholders - Diluted	$(3,163)	$1,531	$(15,703)	$(112,507)

Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	94,328,452	38,052,426	67,072,835	42,830,700
Potentially dilutive common shares:
Series A Redeemable Convertible Preferred Stock	—	—	—	—
Restricted stock units	—	539,989	—	—
Stock options	—	18,397	—	—
Series A Warrants	—	1,046,575	—	—
Series B Warrants	4,794,521	31,506,849	—	—
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	99,122,973	71,164,236	67,072,835	42,830,700

Basic net (loss) income per common share	$(0.02)	$0.54	$(0.23)	$(2.63)
Diluted net (loss) income per common share	$(0.03)	$0.02	$(0.23)	$(2.63)

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	3,894,709	1,027,082	4,706,140	3,217,890
Series A warrants	—	—	—	5,000,000
Series B warrants	—	68,493,151	31,506,849	100,000,000
Total	3,894,709	69,520,233	36,212,989	108,217,890

15. SEGMENT REPORTING
As of September 30, 2023, the Company operates and reports its results in two reportable segments: Intellectual Property Operations and Industrial Operations.
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

The Company's segment information is as follows:

	Three Months Ended September 30,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$1,760	$—	$1,760	$6,320	$—	$6,320
Printers and parts	—	2,852	2,852	—	3,799	3,799
Consumable products	—	4,576	4,576	—	4,710	4,710
Services	—	896	896	—	1,049	1,049
Total revenues	1,760	8,324	10,084	6,320	9,558	15,878

Cost of revenues:
Inventor royalties	497	—	497	732	—	732
Contingent legal fees	346	—	346	1,010	—	1,010
Litigation and licensing expenses	2,026	—	2,026	939	—	939
Amortization of patents	2,601	—	2,601	2,601	—	2,601
Cost of sales	—	4,377	4,377	—	4,648	4,648
Total cost of revenues	5,470	4,377	9,847	5,282	4,648	9,930
Segment gross (loss) profit	(3,710)	3,947	237	1,038	4,910	5,948

Other operating expenses:
Engineering and development expenses	—	172	172	—	156	156
Sales and marketing expenses	—	1,613	1,613	—	2,119	2,119
Amortization of intangible assets	—	432	432	—	433	433
General and administrative expenses	1,818	1,567	3,385	1,527	1,756	3,283
Total other operating expenses	1,818	3,784	5,602	1,527	4,464	5,991
Segment operating (loss) income	$(5,528)	$163	(5,365)	$(489)	$446	(43)

Parent general and administrative expenses			10,055			11,322
Operating loss			(15,420)			(11,365)
Total other income			17,985			40,440
Income before income taxes			$2,565			$29,075

	Nine Months Ended September 30,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$6,330	$—	$6,330	$16,997	$—	$16,997
Printers and parts	—	9,640	9,640	—	11,715	11,715
Consumable products	—	14,074	14,074	—	14,308	14,308
Services	—	2,747	2,747	—	3,082	3,082
Total revenues	6,330	26,461	32,791	16,997	29,105	46,102

Cost of revenues:
Inventor royalties	863	—	863	1,092	—	1,092
Contingent legal fees	890	—	890	2,314	—	2,314
Litigation and licensing expenses	5,663	—	5,663	3,272	—	3,272
Amortization of patents	7,802	—	7,802	7,802	—	7,802
Cost of sales	—	13,530	13,530	—	13,432	13,432
Total cost of revenues	15,218	13,530	28,748	14,480	13,432	27,912
Segment gross (loss) profit	(8,888)	12,931	4,043	2,517	15,673	18,190

Other operating expenses:
Engineering and development expenses	—	593	593	—	491	491
Sales and marketing expenses	—	5,385	5,385	—	6,429	6,429
Amortization of intangible assets	—	1,299	1,299	—	1,299	1,299
General and administrative expenses	5,317	5,444	10,761	5,050	6,431	11,481
Total other operating expenses	5,317	12,721	18,038	5,050	14,650	19,700
Segment operating (loss) income	$(14,205)	$210	(13,995)	$(2,533)	$1,023	(1,510)

Parent general and administrative expenses			23,278			24,033
Operating loss			(37,273)			(25,543)
Total other income (expense)			31,344			(81,216)
Loss before income taxes			$(5,929)			$(106,759)

	September 30, 2023	December 31, 2022
	(In thousands)
Equity securities investments:
Equity securities	$64,511	$61,608
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Total parent equity securities investments	101,261	98,358

Other parent assets	222,246	156,394

Segment total assets:
Intellectual property operations	158,603	176,119
Industrial operations	47,037	52,057
Total assets	$529,147	$482,928
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

	Three Months Ended September 30,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$1,756	$3,476	$5,232	$6,311	$3,996	$10,307
Canada and Latin America	2	238	240	1	217	218
Total Americas	1,758	3,714	5,472	6,312	4,213	10,525

Europe, Middle East and Africa	—	1,840	1,840	—	2,282	2,282

China	—	793	793	—	1,403	1,403
India	—	1,024	1,024	—	582	582
Asia-Pacific, excluding China and India	2	953	955	8	1,078	1,086
Total Asia-Pacific	2	2,770	2,772	8	3,063	3,071
Total revenues	$1,760	$8,324	$10,084	$6,320	$9,558	$15,878

	Nine Months Ended September 30,
	2023			2022
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$2,815	$10,987	$13,802	$16,372	$11,877	$28,249
Canada and Latin America	510	791	1,301	11	769	780
Total Americas	3,325	11,778	15,103	16,383	12,646	29,029

Europe, Middle East and Africa	—	6,767	6,767	589	7,088	7,677

China	3,000	2,408	5,408	—	3,627	3,627
India	—	2,022	2,022	—	2,563	2,563
Asia-Pacific, excluding China and India	5	3,486	3,491	25	3,181	3,206
Total Asia-Pacific	3,005	7,916	10,921	25	9,371	9,396
Total revenues	$6,330	$26,461	$32,791	$16,997	$29,105	$46,102

	September 30, 2023
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$225	$149	$374
Malaysia	—	2,131	2,131
Other foreign countries	—	142	142
Total	$225	$2,422	$2,647

	December 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$324	$302	$626
Malaysia	—	2,703	2,703
Other foreign countries	—	208	208
Total	$324	$3,213	$3,537
16. SUBSEQUENT EVENTS
On November 1, 2023, Merton entered into an agreement (the “Arix Shares Purchase Agreement”) with RTW Biotech Opportunities Ltd. ("RTW Bio") to sell its shares of Arix to RTW Bio for a purchase price of $57,078,670 (which represents a purchase price of 1.43 British pound per share, based on the exchange rate on the date that the parties agreed to the purchase price), conditioned solely upon RTW Bio receiving the necessary approval from the United Kingdom’s Financial Conduct Authority to acquire indirect control as defined for the purposes of the UK change in control regime under the Financial Services and Markets Act 2000 in Arix Capital Management Limited (the “Condition”). Per the terms of the Arix Shares Purchase Agreement, the transaction contemplated thereby will close following the satisfaction of the Condition; provided, that, if the Condition is not satisfied by March 31, 2024 (as well as upon other termination triggers as set forth in such agreement), the Arix Shares Purchase Agreement will terminate.
On November 13, 2023, the Company, through its wholly owned subsidiary Benchmark Energy II Holdings LLC, invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC (“Benchmark”), an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Through its investment in Benchmark, the Company will, under the oversight of the Benchmark management team, evaluate future growth and acquisitions of oil and gas assets at attractive valuations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these "forward-looking statements" as a result of various factors including the risks we discuss in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022, “Risk Factors,” and Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023 and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
See the consolidated financial statements included elsewhere in the Quarterly Report for the definitions of certain capitalized terms used throughout the remainder of this Quarterly Report.
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

We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed to date, across nearly 200 patent portfolio licensing and enforcement programs. As of September 30, 2023, we have generated gross licensing revenue of approximately $1.8 billion, and have returned $859.1 million to our patent partners.
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
As a result of the Recapitalization Transactions, Starboard beneficially owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date and no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
For a detailed description of the Recapitalization and the actions taken and contemplated to be taken in connection therewith, see Notes 1 and 8 to the consolidated financial statements elsewhere herein.
Change of Chief Executive Officer and Litigation Settlement
Since 2021, we have announced various changes to our Board and senior management, including as discussed in Item 1A to our Annual Report on Form 10-K for the year ended December 31, 2022, "Risk Factors — Risks Related to Our Business, Business Strategy, and Platform. Changes in leadership and key management positions have inherent risks, and there are no assurances that any of our recent changes or future changes will not affect our operations and financial condition.

On September 19, 2023, the Company together with ARG amicably settled with Clifford Press, former President and Chief Executive Officer of the Company, all claims, including counterclaims filed by Mr. Press, in connection with the arbitration demand previously filed by the Company against Mr. Press. As part of the settlement, and, in exchange for, among other things, a release of claims by Mr. Press in favor of the Company and agreements by Mr. Press related to non-interference and cooperation, the Company paid to Mr. Press a total of $770,000 along with reimbursement of certain counsel fees and expense in the amount of $480,000.
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
In June 2020 we acquired the Life Sciences Portfolio. In connection with the purchase of the equity securities in the Life Sciences Portfolio, we issued to the Investors $115.0 million principal amount of our senior secured notes. As of December 31, 2020, all of the equity securities in the Life Sciences Portfolio were transferred to the Company. As of September 30, 2023, we have monetized a majority of the portfolio while retaining an interest in a number of operating businesses, including a controlling interest in one of the companies in the portfolio. Further, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
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
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the nine months ended September 30, 2023, our Printronix subsidiary experienced some inflation from higher cost of raw materials than in previous years due to higher electronic and electrical and metal components. While Printronix inventory costs have been impacted by these inflationary pressures, up to this point Printronix has generally been able to adjust selling prices in response to these higher costs. Printronix have also implemented cost rationalization measures to combat the rising cost that is driven by inflation and currency pressures.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Quarterly Report, our operating subsidiaries have seven pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of our overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities for us. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond our control. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities for us, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. Refer to Item 1A “Risk Factors— Risks Related to our Intellectual Property Business and Industry” of our Annual Report for additional information regarding patent litigation and related risks.

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
During the nine months ended September 30, 2023 and during 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
Recent Business Matters
On November 1, 2023, Merton entered into an agreement (the “Arix Shares Purchase Agreement”) with RTW Biotech Opportunities Ltd. ("RTW Bio") to sell its shares of Arix to RTW Bio for a purchase price of $57.1 million (which represents a purchase price of 1.43 British pound per share, based on the exchange rate on the date that the parties agreed to the purchase price), conditioned solely upon RTW Bio receiving the necessary approval from the United Kingdom’s Financial Conduct Authority to acquire indirect control (as defined for the purposes of the UK change in control regime under the Financial Services and Markets Act 2000) in of Arix Capital Management Limited (the “Condition”). Per the

terms of the Arix Shares Purchase Agreement, the transaction contemplated thereby will close following the satisfaction of the Condition; provided, that, if the Condition is not satisfied by March 31, 2024 (as well as upon other termination triggers as set forth in such agreement), the Arix Shares Purchase Agreement will terminate.
On November 13, 2023, the Company, through its wholly owned subsidiary Benchmark Energy II Holdings LLC, invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC (“Benchmark”), an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Through its investment in Benchmark, the Company will, under the oversight of the Benchmark management team, evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
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

Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$10,084	$15,878	$(5,794)	(36%)	$32,791	$46,102	$(13,311)	(29%)
Total costs and expenses	25,504	27,243	(1,739)	(6%)	70,064	71,645	(1,581)	(2%)
Operating loss	(15,420)	(11,365)	(4,055)	36%	(37,273)	(25,543)	(11,730)	46%
Total other income (expense)	17,985	40,440	(22,455)	(56%)	31,344	(81,216)	112,560	(139%)
Income (loss) before income taxes	2,565	29,075	(26,510)	(91%)	(5,929)	(106,759)	100,830	(94%)
Income tax benefit (expense)	197	(679)	876	(129%)	(641)	14,399	(15,040)	(104%)
Net income (loss) attributable to Acacia Research Corporation	1,636	28,090	(26,454)	(94%)	(7,696)	(106,679)	98,983	(93%)
Results of Operations - three months ended September 30, 2023 compared with the three months ended September 30, 2022
Total revenues decreased $5.8 million to $10.1 million for the three months ended September 30, 2023, as compared to $15.9 million for the three months ended September 30, 2022, due to a decrease in our Intellectual Property Operations revenues and Industrial Operations revenues. Intellectual Property Operations revenues decreased $4.6 million due to the decrease in the average revenue per agreement. Industrial Operations revenues decreased $1.2 million due to lower units of printer sold compared to the comparable prior period. Refer to "Industrial Operations – Revenues" below for further discussion.
Income before income taxes was $2.6 million for the three months ended September 30, 2023, as compared to income of $29.1 million in the comparable prior period. The decrease in net income was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties decreased $235,000, from $732,000 to $497,000 in 2023, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Contingent legal fees decreased $664,000, from $1.0 million to $346,000 in 2023, primarily due to the decrease in ARG's revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses increased $1.1 million, from $939,000 to $2.0 million in 2023, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased $761,000, from $6.9 million to $6.2 million in 2023, primarily due to decrease in related revenues. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•General and administrative expenses decreased $1.2 million, from $15.0 million to $13.9 million in 2023, primarily due to lower parent company costs including compensation expense for share-based awards, variable performance-based compensation costs, payroll costs, and our Industrial Operations general and administrative costs for the third quarter of 2023, which were partially offset by a one-time bad debt expense of $2.3 million. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, decreased $58,000, from $1.0 million to $973,000 in 2023, primarily due to forfeitures for terminated employees, which includes a partial offset by restricted stock and option grants issued to employees and the Board of Directors in 2023 and 2022.

•Unrealized gain from the change in fair value of our equity securities was $8.8 million in 2023, as compared to an unrealized loss of $36.4 million in the comparable prior period. The unrealized loss and gain were derived from our Life Sciences Portfolio and our trading securities portfolio. The prior period unrealized loss primarily relates to the reversal of unrealized gains previously recorded for shares sold during the quarter for realized gains. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain or loss from the sale of our equity securities was zero in 2023, as compared to a realized gain of $36.1 million in the comparable prior period. The prior period realized gain primarily relates to sales activity from two Life Sciences Portfolio securities. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture increased $2.5 million, from $850,000 to $3.4 million in 2023, primarily due to the timing of milestones earned compared to the comparable prior period. Refer to "Equity Securities Investments" below for a detailed discussion.
•We recognized a gain on exercise of Series B warrants of $1.5 million in 2023, as compared to an unrealized gain of $41.6 million from the change in fair value of the Series A and Series B warrants and embedded derivative in the comparable prior period. Refer to Notes 8 and 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements.
•Loss on foreign currency exchange was $70,000 in 2023, as compared to a loss on foreign currency exchange of $1.9 million in the comparable prior period. The losses were primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.
•Interest expense on Senior Secured Notes decreased $942,000, from $1.1 million to $130,000 in 2023, due to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023 pursuant to the Series B Warrants Exercise. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.
•Interest income and other, net was $4.5 million in 2023, as compared to $1.2 million in the comparable prior period, mainly due to an increase in interest and dividend income from our cash equivalents. Refer to Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding our cash and cash equivalents and investments in equity securities.
Results of Operations - nine months ended September 30, 2023 compared with the nine months ended September 30, 2022
Total revenues decreased $13.3 million to $32.8 million for the nine months ended September 30, 2023, as compared to $46.1 million for the nine months ended September 30, 2022, due to a decrease in our Intellectual Property Operations revenues and Industrial Operations revenues. ARG executed 10 license agreements during the nine months ended September 30, 2023, a decrease of three versus the comparable prior period, which contributed to Intellectual Property Operations revenues decreasing by $10.7 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decrease in Industrial Operations revenue of $2.6 million is due to lower units of printers sold. Refer to "Industrial Operations – Revenues" below for further detailed discussion.
Loss before income taxes was $5.9 million for the nine months ended September 30, 2023, as compared to loss of $106.8 million in the comparable prior period. The net decrease was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties decreased $229,000, from $1.1 million to $863,000 in 2023, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

•Contingent legal fees decreased $1.4 million, from $2.3 million to $890,000 in 2023, primarily due to the change in Intellectual Property Operations revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses increased $2.4 million, from $3.3 million to $5.7 million in 2023, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased $844,000, from $20.4 million to $19.5 million. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•General and administrative expenses decreased $1.5 million, from $36.8 million to $35.3 million in 2023, primarily due to lower parent company and Intellectual Property Operations costs including, compensation expense for share-based awards, variable performance-based compensation costs, personnel costs, severance costs, and our Industrial Operations general and administrative costs offset partially by an increase in parent company consulting and legal fees related to the termination of the former Chief Executive Officer and SEC matters and accounting fees and a one-time bad debt expense of $2.3 million. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, decreased $964,000, from $3.3 million to $2.3 million in 2023, primarily due to forfeitures for terminated employees, which includes a partial offset by restricted stock and option grants issued to employees and the Board in 2023 and 2022.
•Unrealized gain from the change in fair value of our equity securities was $18.8 million in 2023, as compared to an unrealized loss of $266.2 million in the comparable prior period. The unrealized gain and loss were derived from our Life Sciences Portfolio and trading securities portfolio. The prior period unrealized loss primarily relates to the reversal of unrealized gains previously recorded for shares sold during the period for realized gains. Refer to "Equity Securities Investments" below for further discussion.
•Realized loss from the sale of equity securities was $9.4 million in 2023, as compared to a realized gain of $114.4 million in the comparable prior period. The realized gains and loss were derived from the sales activity from our Life Sciences Portfolio and trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture decreased $39.5 million, from $42.9 million to $3.4 million in 2023. The current period includes the earnings on equity investment in joint venture from one milestone while the comparable prior period included two milestone payments with related accrued interest and earnings on equity investment in the joint venture. Refer to "Equity Securities Investments" below for a detailed discussion.
•Unrealized gain from the Series B warrants and the embedded derivative fair value measurements was $8.2 million in 2023, as compared to an unrealized gain of $34.6 million from the Series A and Series B warrants and embedded derivative fair value measurements in the comparable prior period. Refer to Notes 8 and 9 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements..
•Gain on foreign currency exchange was $25,000 in 2023, as compared to a loss on foreign currency exchange of $4.5 million in the comparable prior period. The gains and losses were primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.
•Interest expense on Senior Secured Notes decreased $3.6 million, from $5.5 million to $1.9 million in 2023, due to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023 pursuant to the Series B Warrants Exercise. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.

•Interest income and other, net was $12.2 million in 2023, as compared to $3.1 million in the comparable prior period, mainly due to an increase in interest income from our cash equivalents. Refer to Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding our cash and cash equivalents and investments in equity securities.
Intellectual Property Operations
Revenues
ARG's revenue activity for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$1,410	$6,000	$(4,590)	(77%)	$5,385	$15,553	$(10,168)	(65%)
Recurring license revenue agreements	350	320	30	9%	945	1,444	(499)	(35%)
Total revenues	$1,760	$6,320	$(4,560)	(72%)	$6,330	$16,997	$(10,667)	(63%)

New license agreements executed	5	1	4	400%	10	13	(3)	(23%)
Licensing and enforcement programs generating revenues	5	5	—	0%	6	8	(2)	(25%)
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $4.6 million for the three months ended September 30, 2023 and $10.2 million for the nine months ended September 30, 2023 due to a decrease in the average revenue per agreement and decrease in the number of agreements executed. Recurring revenue, that provides for quarterly sales-based license fees, decreased $30,000 for the three months ended September 30, 2023 and $499,000 for the nine months ended September 30, 2023 from various on-going license arrangements.
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
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$497	$732	$(235)	(32%)	$863	$1,092	$(229)	(21%)
Contingent legal fees	346	1,010	(664)	(66%)	890	2,314	(1,424)	(62%)
Litigation and licensing expenses	2,026	939	1,087	116%	5,663	3,272	2,391	73%
Amortization of patents	2,601	2,601	—	0%	7,802	7,802	—	0%
Total	$5,470	$5,282	$188	4%	$15,218	$14,480	$738	5%
Refer to detailed change explanations above for the three and nine months ended September 30, 2023 and 2022 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$2,852	$3,799	$(947)	(25%)	$9,640	$11,715	$(2,075)	(18%)
Consumable products	4,576	4,710	(134)	(3%)	14,074	14,308	(234)	(2%)
Services	896	1,049	(153)	(15%)	2,747	3,082	(335)	(11%)
Total	$8,324	$9,558	$(1,234)	(13%)	$26,461	$29,105	$(2,644)	(9%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Printers and parts decreased $947,000 for the three months ended September 30, 2023 and $2.1 million for the nine months ended September 30, 2023 due to a decrease in the number of printer units sold. Refer to Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Printing Solutions” above for additional information related to Printronix's operating activities.
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$4,377	$4,648	$(271)	(6%)	$13,530	$13,432	$98	1%
Refer to detailed change explanations above for the three and nine months ended September 30, 2023 and 2022 regarding cost of sales for our Industrial Operations. The increase in Printronix's cost of sales for the nine months ended September 30, 2023 is due to under absorption of overhead cost. Refer to Note 2 included in our Annual Report on Form 10-K, for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 for additional information regarding Printronix's cost of sales.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$172	$156	$16	10%	$593	$491	$102	21%
Sales and marketing expenses - industrial operations	1,613	2,119	(506)	(24%)	5,385	6,429	(1,044)	(16%)

General and administrative costs - intellectual property operations	1,818	1,527	291	19%	5,317	5,050	267	5%
General and administrative costs - industrial operations	1,999	2,189	(190)	(9%)	6,743	7,730	(987)	(13%)
Parent general and administrative expenses	10,055	11,322	(1,267)	(11%)	23,278	24,033	(755)	(3%)
Total general and administrative expenses	13,872	15,038	(1,166)	(8%)	35,338	36,813	(1,475)	(4%)
Total	$15,657	$17,313	$(1,656)	(10%)	$41,316	$43,733	$(2,417)	(6%)
The operating expenses table above includes the Company's general and administrative expenses by operation and Printronix's engineering and development expenses and sales and marketing expenses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2023 vs. 2022	2023 vs. 2022
	(In thousands)
Personnel costs and board fees	$(364)	$(839)
Variable performance-based compensation costs	(315)	(1,163)
Other general and administrative costs	768	3,144
General and administrative costs - industrial operations	(189)	(987)
Amortization of industrial operations intangible assets	(1)	—
Compensation expense for share-based awards	(58)	(964)
Non-recurring employee severance costs	(1,007)	(666)
Total change in general and administrative expenses	$(1,166)	$(1,475)
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
The decrease in personnel cost and board fees, variable performance-based compensation costs, and compensation expense for share-based awards was primarily due to a decrease in headcount and related costs. The increases in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to parent company consulting and legal fees related to the termination of the former Chief Executive Officer and SEC matters. The decrease in General and administrative costs of Industrial Operations is due to Printronix's initiative to reduce costs and operate more efficiently. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. Refer to additional general and administrative change explanations above.

Other Income/Expense
Equity Securities Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$8,823	$(36,352)	$45,175	(124%)	$18,783	$(266,202)	$284,985	(107%)
(Loss) gain on sale of equity securities	—	36,060	(36,060)	(100%)	(9,360)	114,434	(123,794)	(108%)
Earnings on equity investment in joint venture	3,375	850	2,525	297%	3,375	42,935	(39,500)	(92%)
Total net realized and unrealized gain (loss)	$12,198	$558	$11,640	2,086%	$12,798	$(108,833)	$121,691	(112%)
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
During 2021, we began to recognize earnings on our equity investment in joint venture, which is part of the Life Sciences Portfolio. During the third quarter of 2023, we recorded consolidated earnings on equity investment of $3.4 million for one milestone earned during the period. During the first nine months of 2022, we recorded consolidated earnings on equity investment of $42.9 million, including two milestones and accrued interest that were due in 2022. Refer to Notes 3 to the consolidated financial statements elsewhere herein for additional information.
Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$197	$(679)	$876	(129%)	$(641)	$14,399	$(15,040)	(104%)
Effective tax rate	(8)%	2%	n/a	(10)%	11%	(13)%	n/a	24%
Our income tax benefit for the three months ended September 30, 2023 is primarily attributable to recognizing an income tax benefit on losses incurred in jurisdictions for which a valuation allowance is not needed. Our income tax expense for the nine months ended September 30, 2023 is primarily attributable to foreign taxes withheld and state income taxes. Our income tax benefit for the three and nine months ended September 30, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized gain recorded in the period.
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
The Company has recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2023 and December 31, 2022. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional income tax information.

Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of September 30, 2023, are recognized as liabilities or generally are otherwise described in Note 11, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. On July 13, 2023, in accordance with the terms of the Recapitalization Agreement, Starboard completed the Series B Warrants Exercise and pursuant to the Series B Warrants Exercise, the Company cancelled $60.0 million aggregate principal amount of Senior Secured Notes held by Starboard and received aggregate gross proceeds of approximately $55.0 million. At the closing of the Series B Warrants Exercise, the Company paid to Starboard an aggregate amount of $66.0 million. Upon the Series B Warrants Exercise, the Investors exercised the Series B Warrants at a reduced price and Company issued an aggregate of 31,506,849 shares of the Company's common stock to the Investors in consideration of their cash payment and cancellation of any outstanding Senior Secured Notes. For additional information, see Note 8, "Starboard Investment" to the consolidated financial statements included elsewhere herein.
Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 11 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At September 30, 2023, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.
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
At September 30, 2023, our primary sources of liquidity are cash and cash equivalents on hand and cash generated from our operating activities. Our cash and cash equivalents on hand includes proceeds of the completed Rights Offering and Concurrent Private Rights Offering at September 30, 2023. We satisfied our obligations under the existing Senior Secured Notes on July 13, 2023 and made the Recapitalization Payment with cash on hand pursuant to the Series B Warrants Exercise.
Furthermore, we intend to grow our company by acquiring additional operating businesses and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of this Quarterly report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors” of our Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $409.2 million at September 30, 2023, compared to $349.4 million at December 31, 2022.

Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net cash (used in) provided by:
Operating activities	$(17,962)	$(13,598)
Investing activities	8,617	124,253
Financing activities	66,351	(174,607)
Effect of exchange rates on cash and cash equivalents	(59)	(3,535)
Increase (decrease) in cash and cash equivalents	$56,947	$(67,487)
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Net loss including noncontrolling interests in subsidiaries	$(6,570)	$(92,360)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash used in operating activities:
Depreciation and amortization	10,152	10,140
Amortization of debt discount and issuance costs	—	90
Change in fair values Series A redeemable convertible preferred stock embedded derivatives, Series A warrants and Series B warrants	(6,716)	(34,590)
Gain on exercise of Series B warrants	(1,525)	—
Compensation expense for share-based awards	2,324	3,288
(Gain) loss on foreign currency exchange	(25)	4,530
Change in fair value of equity securities	(18,783)	266,202
Gain (loss) on sale of equity securities	9,360	(114,434)
Earnings on equity investment in joint venture	(3,375)	(42,935)
Deferred income taxes	(1,063)	(15,971)
Changes in assets and liabilities:
Accounts receivable	2,982	2,242
Inventories	1,847	(4,872)
Prepaid expenses and other assets	(1,395)	(1,078)
Accounts payable and accrued expenses	(5,623)	4,984
Royalties and contingent legal fees payable	597	795
Deferred revenue	(149)	371
Net cash used in operating activities	$(17,962)	$(13,598)
Cash receipts from ARG's licensees totaled $6.3 million and $14.2 million for the nine months ended September 30, 2023 and 2022, respectively. Cash receipts from Printronix's customers totaled $28.8 million and $30.4 million for the nine months ended September 30, 2023 and 2022, respectively. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.

Our reported cash used in operations for the nine months ended September 30, 2023 was $18.0 million, compared to $13.6 million cash provided by operations in the comparable prior period. The increase in cash used in operations was primarily due to net outflows from the total changes in assets and liabilities (refer to Working Capital discussion below), inventory related purchases and royalties and contingent legal fees related payments, and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at September 30, 2023 increased to $17.0 million, compared to $15.1 million at December 31, 2022, which was comprised of the changes in assets and liabilities presented above. The increase is primarily due to change in prepaid expenses and other current assets, inventories, and accounts payable, which is related to the timing of the insurance payments and severance accruals, partially offset by decrease in accrued expenses and other current liabilities, which is related to legal fees and installments of the accrued patent cost (refer to Note 6).
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Patent acquisition	$—	$(5,000)
Purchases of equity securities	(8,678)	(107,537)
Sales of equity securities	15,198	236,164
Distributions received from equity investment in joint venture	2,249	1,178
Purchases of property and equipment	(152)	(552)
Net cash provided by investing activities	$8,617	$124,253
Cash flows from investing activities for the nine months ended September 30, 2023 decreased to $8.6 million, as compared to cash flow of $124.3 million in the comparable prior period, primarily due to net cash inflows from our Life Sciences Portfolio and trading securities portfolio equity securities transactions in 2023. Refer to “Other Income/Expense – Equity Securities Investments” above for additional information.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Nine Months Ended September 30,
	2023	2022
	(In thousands)
Repurchase of common stock	$—	$(50,988)
Paydown of Senior Secured Notes	(60,000)	(120,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,400)	(2,099)
Taxes paid related to net share settlement of share-based awards	(595)	(1,520)
Proceeds from Rights Offering	79,111	—
Proceeds from exercise of Series B warrants	49,000	—
Proceeds from exercise of stock options	235	—
Net cash provided by (used in) financing activities	$66,351	$(174,607)
Cash inflows from financing activities for the nine months ended September 30, 2023 increased to $66.4 million, as compared to cash outflow of $174.6 million in the comparable prior period, primarily due to activity related to the Rights Offering and Concurrent Private Rights Offering (refer to Note 8).

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
As of September 30, 2023 and December 31, 2022, the carrying value of our equity investments in public and private companies was $101.3 million and $98.4 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of September 30, 2023, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $6.5 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts, a note receivable and certain equity security investments. As of September 30, 2023, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $5.0 million effect on our financial position and results of operations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2023) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. There have been no changes to the Risk Factors previously reported in our Annual Report, except as follows described in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended June 30, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
3.1
Second Amended and Restated Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Acacia Research Corporation (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed for the three months ended June 30, 2023 on August 3, 2023)

3.2	Fifth Amended and Restated Bylaws of Acacia Research Corporation (incorporated by reference to Exhibit 3.1 to Amendment No.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023)
3.3	Certificate of Retirement of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on August 2, 2023)
10.1*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2023)
10.2*	Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 3, 2023)
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: November 13, 2023	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Interim Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: November 13, 2023	/s/ Kirsten Hoover
By: Kirsten Hoover
Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)