Form 10-K
period 2023-12-31
ACACIA RESEARCH CORP
filed 2024-03-15
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $156,471,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 11, 2024, 99,895,473 shares of common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ACACIA RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2023
i

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Annual Report on Form 10-K, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our acquired businesses, intellectual property ("IP"), licensing and enforcement activities, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
•The ability of the parties to consummate the Revolution Transaction (as defined below);
•Any delay or failure to consummate the Revolution Transaction due to unsatisfied closing conditions or otherwise;
•Transaction costs associated with the Revolution Transaction;
•The risk of litigation and/or regulatory actions related to the Revolution Transaction;
•Any inability to acquire additional operating businesses and intellectual property assets;
•Costs related to acquiring additional operating businesses and intellectual property;
•Any inability to retain employees and management team(s) at the Company and our operating businesses;
•Any inability to successfully integrate our operating businesses;
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
•Any inability of Benchmark to execute its business strategy;
•The potential for oil and gas prices to decline or for the differential between benchmark prices of oil and the wellhead price to increase;
•Oil or natural gas production becoming uneconomic, causing write downs or adversely affecting Benchmark’s ability to borrow;
•Inflationary pressures, supply chain disruptions or labor shortages;
•The ability of our Energy Operations Business to execute its hedging strategy;
•Our Energy Operations Business’ ability to replace reserves and efficiently develop current reserves;
•Risks, operational hazards, unforeseen interruptions and other difficulties involved in the production of oil and natural gas;
•The impact on our Energy Operations Business’ operations of seismic events;
•Climate change legislation, rules regulating air emissions, operational safety laws and regulations and any regulatory changes;

•The loss of any Printronix major customers that generates a large portion of its revenue or the decrease in demand for Printronix' products;
•Any supply chain interruption or inability to manage inventory levels of our operating businesses;
•Printronix’s inability to perform satisfactorily under service contracts; and
•Events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics, and other similar events.
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
ITEM 1. BUSINESS
General
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or "our") is focused on acquiring and managing companies across industries including but not limited to the industrial, energy, technology, and healthcare verticals. We focus on identifying, pursuing and acquiring businesses where we are uniquely positioned to deploy our strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to situations where we believe value is not fully recognized, the value of certain operations are masked by a diversified business mix, or where private ownership has not invested the capital and/or resources necessary to support long-term value. Through our public market activities, we aim to initiate shareholding positions in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such Special Purpose Acquisition Companies, which are narrowly focused on completing one singular, defining acquisition.
Our focus is companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstances.
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

Our long-term focus positions our businesses to navigate economic cycles and allows sellers and other counterparties to have confidence that a transaction is not dependent on achieving the types of performance hurdles demanded by private equity sponsors. We consider opportunities based on the attractiveness of the underlying cash flows, without regard to a specific fund life or investment horizon.
People, Process and Performance
Our Company is built on the principles of People, Process and Performance. We have built a management team with demonstrated expertise in Research, Transactions and Execution, and Operations and Management of our targeted acquisitions. We believe our priorities and skills underpin a compelling value proposition for operating businesses, partners and future acquisition targets, including:
•the flexibility to consummate transactions using financing structures suited to the opportunity and involving third-party transaction structuring as needed;
•the ability to deliver ongoing financial and strategic support; and
•the financial capacity to maintain a long-term outlook and remain committed to a multi-year business plan.
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (together with certain funds and accounts affiliated with, or managed by, Starboard Value LP, “Starboard”), the Company's controlling shareholder, provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities.
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions related to the Series A Redeemable Convertible Preferred Stock in connection with the Recapitalization, including submitting a proposal for stockholder approval to remove the “4.89% blocker” provision contained in the Company's Amended and Restated Certificate of Designations (the “Amendment to the Amended and Restated Certificate of Designations”). The Company’s stockholders approved the Amendment to the Amended and Restated Certificate of Designations at the Company’s annual meeting of stockholders held on May 16, 2023, which became effective on June 30, 2023.
Subsequently, and in accordance with the terms contained in the Second Amended and Restated Certificate of Designations and the Recapitalization Agreement, on July 13, 2023, Starboard converted an aggregate amount of 350,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Convertible Preferred Stock”) into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends (the “Preferred Stock Conversion”). Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Company’s Series B Warrants (the “Series B Warrants”), on July 13, 2023, Starboard also exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock (the “Series B Warrants Exercise” and, together with the Preferred Stock Conversion, the “Recapitalization Transactions”), the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (as described further in Note 10, the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million. Following completion of the transactions contemplated by the Recapitalization Agreement, Starboard beneficially owns 61,123,595 shares of common stock as of March 11, 2024, representing approximately 61.2% of the common stock based on 99,895,473 shares of common stock issued and outstanding. No shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding. Refer to Note 10 to the consolidated financial statements for a detailed description of the Recapitalization and the Recapitalization Transactions.

Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. Pursuant to the Services Agreement, the Company has agreed that Starboard (and certain of its affiliates) will not be liable to the Company for acts or omissions relating to the Services Agreement in the absence of bad faith, fraud, willful misconduct or gross negligence. The Company will also indemnify and advance expenses to Starboard (and certain of its affiliates) against any loss, cost or expense relating to third party claims in connection with the services or the Services Agreement. The Services Agreement provides (i) that certain work product developed by each of the Company and Starboard will be owned by the party that produced such work product and (ii) for mutual confidentiality obligations between the Company and Starboard for information disclosed pursuant to the Services Agreement. Either the Company or Starboard may terminate the Services Agreement at any time upon thirty days’ written notice. The Audit Committee of the Board of Directors of the Company (the “Audit Committee”), consisting of entirely of disinterested directors who are independent of Starboard, reviewed, directed the negotiation of the material terms of, and ultimately approved the Services Agreement prior to the Company’s execution thereof. The Audit Committee received, reviewed, and considered a number of factors prior to such approval, including, but not limited to, (i) the business purpose of the Services Agreement, (ii) whether comparable terms of the Services Agreement would be available to the Company in a transaction with an unrelated party and (iii) the benefits of the Services Agreement to the Company’s business and operations.
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
Research
We seek to identify companies, both public and private, at an appreciable discount to intrinsic value. We have a broad mandate, with a particular interest in businesses operating in the industrial, energy, technology, and healthcare sectors.
Our team is focused on identifying acquisition opportunities across the public and private markets where we are positioned to generate enduring shareholder value. Overall, we believe our acquisition pipeline is robust, and is a product of our public market research expertise, as well as our private market sourcing process.
The success of our strategy depends on our ability to properly identify acquisition candidates. Our research process focuses on, though is not limited to, the below considerations:
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
Transactions and Execution
Acacia is focused on the identification, acquisition and integration of both public and private companies. We are uniquely positioned to catalyze change with the support of our long-term capital base, depth of industry relationships and differentiated approach to transaction structuring.

Private Market Acquisitions
Acacia is focused on acquiring businesses across the private market landscape. We believe we are uniquely positioned to empower best-in-class operators as they seek to build enduring businesses within their vertical of focus. Partnering with Acacia represents an opportunity for business leaders, entrepreneurs and founders to grow their business without the constraints of a private equity fund.
Public Market Acquisitions
Acacia is focused on acquiring businesses across the public market landscape. We believe we are uniquely positioned to catalyze change within companies where we have developed, alongside our industry advisors, a differentiated view of the value creation opportunity within a given business. We evaluate public companies as currently constructed today, free of historical strategic decisions made with regard to the target in question. Where appropriate, this empowers us to unlock value through, but not limited to, identifying opportunities for improved execution, identifying opportunities where the sum-of-the-parts may be greater than the whole, and acquiring non-core strategic assets.
Once we identify a favorable public market acquisition opportunity, we may purchase a strategic block of shares in the target company. From that point, the process of consummating a transaction or acquisition can be time-consuming and complex, taking months if not a year or longer to complete.
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
•providing resources to assist management in controlling overhead costs and leveraging business-wide resources;
•implementing operational efficiencies; and
•sharing best practices across our portfolio companies.
Our Operations
Intellectual Property Operations - Patent Licensing, Enforcement and Technologies Business
We invest in intellectual property ("IP") and related absolute return assets and engage in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program. When applicable we share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
During the years ended December 31, 2023 and 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks,

(iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of December 31, 2023, across nearly 200 patent portfolio licensing and enforcement programs. As of December 31, 2023, we have generated gross licensing revenue of approximately $1.8 billion, and have returned $865.2 million to our patent partners. During the past five calendar years ending on December 31, 2023, we generated gross licensing revenue of approximately $225.7 million and returned approximately $84.9 million to our patent partners.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information concerning our Patent Licensing, Enforcement and Technologies business.
Energy Operations Business
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC ("Benchmark"). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Benchmark’s existing assets consist of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company's consolidated financial statements include Benchmark's consolidated operations from November 13, 2023 through December 31, 2023. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
On February 16, 2024, Benchmark entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC (collectively, “Revolution”). Pursuant to the Purchase and Sale Agreement, Benchmark has agreed to purchase and Revolution has agreed to sell certain upstream assets and related facilities (the “Assets”) in Texas and Oklahoma, upon the terms and subject to the conditions of the Purchase and Sale Agreement (such purchase and sale, together with the other transactions contemplated by the Purchase Sale Agreement, the “Revolution Transaction”). The Assets include approximately 140,000 net acres and approximately 470 operated producing wells in the Western Anadarko Basin throughout the Texas Panhandle and Western Oklahoma.
Under the terms and conditions of the Purchase and Sale Agreement, which has an economic effective date of March 1, 2024, the aggregate consideration to be paid to Revolution in the Revolution Transaction will consist of $145.0 million in cash (the “Purchase Price”), subject to customary post-closing adjustments. Benchmark expects the Revolution Transaction to close in the second quarter of 2024 subject to customary closing conditions.
The Company’s expected contribution to Benchmark to fund its portion of the Purchase Price, is $57.5 million, which the Company anticipates will be funded from cash on hand. The remainder of the Purchase Price is expected to be funded by a combination of borrowings by Benchmark under a new revolving credit agreement of approximately $72.5 million and the remaining being funded through a cash contribution of approximately $15 million from McArron Partners, the other investor in Benchmark. Following the Revolution Transaction, the Company’s interest in Benchmark is expected to be approximately 73.1%.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional Energy Operations information.

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
Lastly, our Energy Operations Business faces intense competition in identifying, evaluating, and executing attractive oil and gas asset acquisitions from other entities having similar business objectives, including major and independent oil and natural gas companies and private equity groups. Our Energy Operations Business also competes for drilling rigs and other equipment and labor required to drill, complete, operate and develop its properties. Many of our Energy Operations Business’ competitors have substantially greater financial resources, staffs, facilities and other resources. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than our Energy Operations Business, which could adversely affect its competitive position. These competitors may be willing and able to pay more for drilling rigs, leasehold and mineral acreage and productive oil and natural gas properties and may be able to identify, evaluate, bid for and purchase a greater number of properties and prospects than our Energy Operations Business can. The oil and natural gas industry also competes with other energy-related industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.
Information Security
We are highly dependent on informational and operational technology networks and systems to securely process, transmit and store electronic information. Cyberattacks on such systems continue to grow in frequency, complexity and sophistication. These attacks can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information.
We remain focused on making strategic investments in information security to protect the clients and informational and operational technology systems of our operating subsidiaries and unconsolidated affiliates. This includes both capital expenditures and operating expenses on hardware, software, personnel and consulting services. As the primary products and services of our operating subsidiaries and unconsolidated affiliates evolve, we apply a comprehensive approach to the mitigation of identified security risks. We have established risk management policies, including those related to information security and cybersecurity, designed to monitor and mitigate such risks.
Title to Oil and Natural Gas Properties
It is customary in the oil and natural gas industry to make only a preliminary review of title to undeveloped oil and natural gas leases at the time they are acquired and to obtain more extensive title examinations at the time one is preparing to develop the undeveloped leases and when acquiring producing properties. In future acquisitions, our Energy Operations Business will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. Certain of our Energy Operations Business oil and natural gas properties may be subject to certain imperfections in title, encumbrances, easements, servitudes or other restrictions, none of which, in management's opinion, will in the aggregate materially restrict its operations.
Human Capital
As of December 31, 2023, on a consolidated basis, we had 170 full-time employees and two contractors. We believe we have good relations with our employees. As of December 31, 2023, our parent company had 12 full-time employees and one contractor, our Intellectual Property Operations Business had seven full-time employees and no contractors; our Industrial Operations Business had 145 full-time employees and no contractors; and our Energy Operations Business had six full-time employees and one contractor.
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
Executive Officers and Directors
Information About our Executive Officers

Name	Position
Martin ("MJ") D. McNulty, Jr.	Chief Executive Officer
Jason Soncini	General Counsel
Robert Rasamny	Chief Administrative Officer
Kirsten Hoover	Interim Chief Financial Officer

Name	Position
Gavin Molinelli	Senior Partner and Co-Portfolio Manager of Starboard Value LP
Martin ("MJ") D. McNulty, Jr.	Chief Executive Officer of the Company
Isaac T. Kohlberg	Senior Associate Provost and Chief Technology Development Officer at Harvard University
Maureen O' Connell	Member of the Board of Directors of Board of ISACA and HH Global Ltd.
Geoff Ribar	Member of the Board of Directors of Director of MACOM Technology
Ajay Sundar	Managing Director at Starboard Value LP
Katharine Wolanyk	Managing Director at Burford Capital, LLC
Where You Can Find Additional Information
For further details of the development of our business, refer to our website at www.acaciaresearch.com. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

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
Risks Related to the Pending Revolution Transaction
The consummation of the Revolution Transaction is subject to a number of conditions that may not be satisfied or completed on a timely basis or at all. Accordingly, there can be no assurance as to when or if the Revolution Transaction will be completed, and the failure to complete the Revolution Transaction could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Although we expect to complete the Revolution Transaction in the second quarter of 2024, there can be no assurances as to the exact timing of the closing or that the Revolution Transaction will be completed at all. The consummation of the Revolution Transaction is subject to the satisfaction or waiver of a number of conditions contained in the related Purchase and Sale Agreement, including, among others, the absence of any governmental order restraining, enjoining or otherwise prohibiting the consummation of the Revolution Transaction or any pending governmental proceeding in respect thereof. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely manner or at all and therefore make the completion and timing of the Revolution Transaction uncertain. In addition, the Purchase and Sale Agreement contains certain termination rights for both parties, which if exercised will also result in the Revolution Transaction not being consummated. Any such termination or any failure to otherwise complete the Revolution Transaction could result in various consequences, including, among others: our being adversely impacted by the failure to pursue other beneficial opportunities due to the time and resources committed by management to the Revolution Transaction, without realizing any of the benefits of completing the Revolution Transaction; being required to pay our legal, accounting and other expenses relating to the Revolution Transaction; the market price of our common stock being adversely impacted to the extent that the current market price reflects a market assumption that the Revolution Transaction will be completed; and negative reactions from the financial markets that may occur if the anticipated benefits of the Revolution Transaction are not realized. Such consequences could materially and adversely affect our business, financial condition, results of operations and cash flows.
Even if the Revolution Transaction is completed, our Energy Operations Business may be unable to successfully integrate the Assets into its business or achieve the anticipated benefits of the Revolution Transaction.
The success of the Revolution Transaction will depend, in part, on our Energy Operations Business’ ability to realize the anticipated benefits and cost savings from integrating the Assets into its business, and there can be no assurance that it will be able to successfully integrate or otherwise realize the anticipated benefits of the Revolution Transaction. Difficulties in integrating the Assets into our Energy Operations Business and its ability to manage the combined business may result in it performing differently than expected, in operational challenges or in the delay or failure to realize anticipated expense-related efficiencies, and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Potential difficulties that may be encountered in the integration process include, among others:
•the inability to successfully integrate the Assets operationally, in a manner that permits us to achieve the full revenue, expected cash flows and cost savings anticipated from the Revolution Transaction;
•not realizing anticipated operating synergies; and
•potential unknown liabilities and unforeseen expenses, delays or regulatory conditions associated with the Revolution Transaction.

Risks Related to Our Business and Business Strategy
We intend to grow our company by acquiring additional operating businesses and intellectual property assets which may not occur, and any acquisitions that we complete will be costly and could negatively affect our results of operations, and dilute our stockholders’ ownership, or cause us to incur significant expense, and we may not realize the expected benefits of our operating businesses because of difficulties related to integration.
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
It is possible that the integration process of our acquired businesses could result in the loss of key employees; the disruption of our ongoing business or the ongoing business of the acquired operating businesses; or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between us and the acquired businesses will also require our management’s significant attention away from other opportunities that could have been beneficial to our stockholders. An inability to realize the full extent of, or any of, the anticipated benefits of any acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of our acquisitions. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, our acquisitions may not be accretive to our stock value in the near or long term.
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
Accordingly, we may not succeed in addressing the risks associated with our acquisition of Printronix, Benchmark, or any other operating business we acquire in the future. The inability to integrate successfully, or in a timely fashion, the business, technologies, products, personnel, or operations of any acquired business or utilization of any assets, could have a material adverse effect on our business, results of operations, and financial condition.
Our success is dependent on our ability to attract and retain employees and management teams of our operating businesses, the loss of any of whom could materially adversely affect our financial condition, business and results of operations.
Our business model requires qualified and competent professionals and management teams to identify and develop advantaged opportunities and to direct day-to-day activities of our operating businesses, as the case may be. Accordingly, recruiting and retaining qualified personnel is important to our strategy and operating businesses’ operations. Additionally, although our operating businesses have adequate personnel for the current business environment, unpredictable increases in demand for goods and services may exacerbate the risk of not having sufficient numbers of trained or qualified personnel, which could have a negative impact on our results of operations, financial condition and liquidity.
Our operating businesses also need qualified and competent personnel to execute their business plans and serve their customers, suppliers and other stakeholders. In order to compete, we must attract, retain, and motivate both executives and other key employees, and our failure to do so could harm our financial performance. Hiring and retaining qualified executives, operations personnel (including operating partners), engineers, technical staff, sales, marketing and support positions are and will be critical to businesses, and competition for experienced employees in the industries of our operating businesses can be intense.
To help attract, retain, and motivate qualified employees and management, we must offer a competitive compensation package, which could include a combination of cash, cash-based incentive awards and share-based incentive awards, such as restricted stock units. Because our cash-based and share-based incentive awards are dependent upon the performance conditions relating to our performance and the performance of the price our common stock and other performance-based metrics, the future value of such awards are uncertain. If the anticipated value of such incentive awards does not materialize, or if the total compensation package ceases to be viewed as competitive, our ability to attract, retain, and motivate employees could be weakened, which could harm our results of operations.
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
The success of our Company and the integration of our operating businesses is dependent on our relationship with Starboard.
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
Additionally, the success of our Company depends on the continued availability of, and our access to, Starboard’s industry expertise and operating partners and industry experts. We do not have employment agreements with these individuals who are independent of Starboard and Starboard’s key personnel. If these individuals do not maintain their existing relationships with Starboard and its affiliates, we may not be able to identify appropriate replacements in order to continue to adequately source acquisition opportunities or manage our existing operating businesses.
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
Both we and our operating businesses outsource a number of services to third-party service providers, which are subject to risk of disruptions, delays, and decrease in our control, which could adversely impact our results of operations.
Both we and our operating businesses outsource a number of services, including certain hosted software applications for confidential data storage and “cloud computing” technology for such storage to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. Such diminished control could have an effect on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or our ability to ensure compliance with all applicable domestic and foreign laws and regulations.
In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ cloud computing technology for such storage. These providers’ cloud computing systems may be susceptible to cyber incidents, such as intentional cyberattacks aimed at theft of sensitive data or inadvertent cybersecurity compromises that are outside of our control. Miscalculations in our outsourcing strategies, deficiencies by our third-party service providers to not perform as anticipated or not adequately protect our data, or delays or difficulties in enhancing business processes, may result in operational difficulties (such as limitations on our ability to ship products), increased costs, service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
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

Data security and integrity are critically important to our business, and cybersecurity incidents—including cyberattacks, breaches of security, unauthorized access to or disclosure of confidential information, business disruption, or the perception that confidential information is not secure—could result in a material loss of business, regulatory enforcement, substantial legal liability and/or significant harm to our reputation, which could have a material adverse effect on our business, financial condition and results of operations.
Improper access to, misappropriation, destruction or disclosure of confidential, personal or proprietary data could result in significant harm to our reputation or the reputation of any of our operating businesses.
The security and protection of our and their data is one of our top priorities. We and our operating businesses have devoted significant resources to maintain and regularly upgrade the wide array of physical, technical and contractual safeguards that we and they employ to provide security around the collection, storage, use, access and delivery of information we and they possess. We and they have implemented various measures to manage the risks related to system and network security and disruptions, but an actual or perceived security breach, a failure to make adequate disclosures to the public or relevant agencies following any such event or a significant and extended disruption in the functioning of information technology systems could damage our or one of our operating businesses’ reputation and cause us to lose opportunities or them to lose clients, adversely impact our operations, sales or results of operations and require us or them to incur significant expense to address and remediate or otherwise resolve such issues.
Although neither we nor our business have incurred material losses or liabilities to date as a result of any breaches, unauthorized disclosure, loss or corruption of our or their data or the inability of their clients to access their systems, such events could result in proprietary, confidential or otherwise protected information being lost or stolen, including client, employee or business data, disrupt their operations, subject us or them to substantial regulatory and legal proceedings and potential liability and fines, result in a material loss of business and/or significantly harm our or their reputation. If we are unable to efficiently manage the vulnerability of our systems and effectively maintain and upgrade system safeguards, we and they may incur unexpected costs and certain of our or their systems may become more vulnerable to unauthorized access.
Due to concerns regarding data privacy and security, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. Complying with such numerous and complex regulations can be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and liability. In many jurisdictions, including North America and the European Union, certain of our operating companies are or may in the future be subject to laws and regulations relating to the collection, use, retention, security and transfer of this information including the European Union and United Kingdom General Data Protection Regulation regimes. California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”) and the related California Privacy Rights Act (“CPRA”) that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. Since then, many other U.S. states have passed comprehensive data privacy laws and this number will likely continue to grow. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which certain of our operating companies provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. For example, an operating company's failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
If we or they are unable to protect our or their computer systems, software, networks, data and other technology assets it could have a material adverse effect on our or their business, financial condition and results of operations, and ultimately the value of our businesses.
Public health threats, pandemics and outbreaks of communicable diseases could have a material adverse effect on our operations, the operations of our business partners, and the global economy as a whole.
Public health threats, pandemics and outbreaks of communicable diseases could adversely impact our operations, as well as the operations of our licensees and other business partners. We have taken precautions in the operation of our own business and maintain an up-to-date disaster recovery and business continuity policy as well as have the systems and support to have our workforce work remotely for an indefinite period of time. However, future public health threats, pandemics or outbreaks of communicable diseases, similar to the COVID-19 outbreak, could have a material adverse effect on our business, operations and financial results.

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
Due to the completion of the transactions pursuant to the Recapitalization Agreement, Starboard controls a majority of the voting power of our outstanding common stock. As of March 11, 2024, Starboard controlled approximately 61.2% of the voting power of our common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may avail itself of certain corporate governance exemptions afforded to controlled companies, including the requirements that a majority of the Board consist of independent directors, we have a nominating and corporate governance committee that is composed entirely of independent directors, and we have a compensation committee that is composed entirely of independent directors.
As of the date of this Annual Report on Form 10-K, we have not elected to rely on any of these exemptions. However, if in the future we decide to rely on some or all of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Our principal stockholder, Starboard, controls 61.2% of the voting power of our Common Stock, and its interests may conflict with our other stockholders in the future.
Following completion of the transactions contemplated by the Recapitalization Agreement, Starboard beneficially owns 61,123,595 shares of common stock as of March 11, 2024, representing approximately 61.2% of the common stock based on 99,895,473 shares of common stock issued and outstanding as of such date. As a result, Starboard is able to control the election of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as Starboard and its affiliates retain significant ownership of us. Starboard and its affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, strategic acquisitions, investments and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. The interests of Starboard may not coincide with the interests of other holders of our common stock.
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
The success of our intellectual property business is heavily dependent on obtaining and enforcing patents. Patent acquisition and enforcement is costly, time-consuming and inherently uncertain. Obtaining and enforcing patents across various industries, including the life science industry, involves a high degree of technological and legal complexity. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, U.S. Patent and Trademark Office ("USPTO") rules and regulations and the rules and regulations of foreign patent offices. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rulemaking, or by judicial precedent, that adversely affect the scope of patent protection available and weaken the rights of patent owners to obtain patents, enforce against patent infringement and obtain injunctions and/or damages. For example, over the past several years, the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce against patent infringement, and obtain injunctions and/or damages. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents, and whether Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us, which, may in turn, affect the value of our patent assets.
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
The enforcement of our intellectual property depends in part upon our ability to retain the best legal counsel in order to achieve favorable outcomes from litigation, and they may become conflicted out of representing us.
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
Risks Related to our Energy Operations Business and Industry
If oil and gas prices decline from current levels, or if there is an increase in the differential between the NYMEX-WTI and NYMEX-Henry Hub or other benchmark prices of oil and the wellhead price we receive for our production, our cash flows from our Energy Operations Business will decline.
Historically, oil prices have been extremely volatile. The volatility of the energy markets makes it extremely difficult to predict future oil price movements with any certainty.
While our Energy Operations Business hedges a significant portion of its production, lower oil prices may decrease revenues and therefore, cash flows from operations. Prices for oil may fluctuate widely in response to relatively minor changes in supply of and demand for oil. Market uncertainty and a variety of additional factors that are beyond the control of our Energy Operations Business, include: the domestic and foreign supply of and demand for oil; market expectations about future prices of oil; the price and quantity of imports of crude oil; overall domestic and global economic conditions; political and economic conditions in other oil producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, acts of terrorism or sabotage, and world-wide epidemics, including the coronavirus; the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; trading in oil derivative contracts; the level of consumer product demand; weather conditions and natural disasters; technological advances affecting energy consumption; domestic and foreign governmental regulations and taxes; the proximity, cost, availability and capacity of oil pipelines and other transportation facilities; the impact of the U.S. dollar exchange rates on oil prices; and the price and availability of alternative fuels.
Also, the prices that our Energy Operations Business receives for oil and gas production often reflects a regional discount, based on the location of the production, to the relevant benchmark prices, such as the NYMEX-WTI and NYMEX-Henry Hub, that are used for calculating hedge positions. These discounts, if significant, could similarly adversely affect cash flows from operations and financial condition.
If commodity prices decline from current levels, production from some of Benchmark's assets may become uneconomic and cause write downs of the value of its properties, which may adversely affect its ability to borrow, its financial condition and its ability to make distributions.
If commodity prices decline from current levels, some of Benchmark's assets may become uneconomic and, if the decline is severe or prolonged, a significant portion of such projects may become uneconomic. As producing or development projects become uneconomic, Benchmark's reserve estimates will be adjusted downward, which could negatively impact its borrowing base under its current revolving credit facility and its ability to fund operations.
Additionally, there is a risk that Benchmark will be required to write down the carrying value of its oil and natural gas properties when oil or natural gas prices are low or are declining, as occurred in 2020. In addition, non-cash write-downs may occur if it has:
•downward adjustments to its estimated proved reserves;
•increases in its estimates of development costs; or
•deterioration in its exploration and development results.
A write-down does not affect net cash flows from operating activities, liquidity or capital resources, but it does reduce the book value of net tangible assets, retained earnings and shareholders’ equity, and could lower the value of our common stock.
The oil and natural gas industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures. Should these conditions persist, it may impact our Energy Operations Business’ ability to procure services, materials and equipment on a cost-effective basis, or at all, and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.
Inflation in the U.S. has become much more significant in recent years, and in 2022 it reached its highest levels in approximately 40 years. Throughout 2022 and 2023, energy companies experienced significant increases in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others, as a result of the recent increases in oil and natural gas prices, as well as availability constraints, supply chain disruptions, increased demand, labor shortages and wage inflation associated with a low U.S unemployment rate, inflation and other factors. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing military conflict between Russia and Ukraine and actions of U.S. and other governments and governmental organizations relating to Russia’s oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps. Our Energy Operations Business expects for the foreseeable future to experience supply chain constraints and inflationary pressure on its cost structure. Should oil and natural gas prices remain at their current levels or increase, our Energy Operations Business expects to be subject to additional service cost inflation in future periods, which may increase costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures being experienced throughout the U.S. and global economy and in the oil and natural gas industry may limit our Energy Operations Business' ability to procure the necessary products and services needed for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to its operations and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.
The hedging strategy of our Energy Operations Business may be ineffective in mitigating the impact of commodity price volatility on cash flows, which could adversely affect its financial condition.
Benchmark's hedging strategy is to enter into commodity derivative contracts covering a significant portion of its medium-term estimated hydrocarbon production. The prices at which it is able to enter into commodity derivative contracts covering its production in the future will be dependent upon commodity futures prices at the time it enters into these transactions, which may be substantially higher or lower than current prices.
Benchmark's revolving credit facility prohibits it from entering into commodity derivative contracts with the purpose and effect of fixing prices covering all of its estimated future production, and we therefore retain the risk of a price decrease on Benchmark's volumes which we are precluded from securing with commodity derivative contracts. Furthermore, we may be unable to enter into additional commodity derivative contracts during favorable market conditions and, thus, may be unable to lock in attractive future prices for our product sales. Finally, the revolving credit facility and associated amendments may cause Benchmark to enter into commodity derivative contracts at inopportune times.
The hedging activities of our Energy Operations Business could result in cash losses and may limit the prices it would otherwise realize for production, which could reduce cash flows from operations.
Benchmark's hedging strategy may limit its ability to realize cash flows from commodity price increases. Many of its commodity derivative contracts requires Benchmark to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting its ability to realize the benefit of increases in oil prices. If Benchmark's actual production and sales for any period are less than its hedged production and sales for that period (including reductions in production due to operational delays), Benchmark might be forced to satisfy all or a portion of its hedging obligations without the benefit of the cash flow from the sale of the underlying physical commodity, which may materially adversely impact its liquidity, financial condition and cash flows from operations.
The hedging transactions of our Energy Operations Business expose it to counterparty credit risk and involve other risks.
Benchmark's hedging transactions exposes it to risk of financial loss if a counterparty fails to perform under a commodity derivative contract. Disruptions in the financial markets could lead to a sudden decrease in a counterparty’s liquidity, which could impair its ability to perform under the terms of the commodity derivative contract and, accordingly, prevent Benchmark from realizing the benefit of the commodity derivative contract.
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation, hedging transactions and many of Benchmark's contract counterparties have come under increasing governmental oversight and regulations in recent years. Although we cannot predict the ultimate impact of these laws or other proposed laws and the related rulemaking, some of which is ongoing, existing or future regulations may adversely affect the cost and availability of Benchmark's hedging arrangements, including by causing its counterparties, which include lenders under its revolving credit facility, to curtail or cease their derivative activities.
Unless Benchmark replaces the oil and natural gas reserves it produces, its revenues and production will decline, which would adversely affect its cash flows from operations.
Producing oil and natural gas reservoirs are characterized by declining production rates that vary depending upon reservoir characteristics and other factors. The future oil and natural gas reserves and production and, therefore, cash flows from operations of our Energy Operations Business are highly dependent on its success in economically acquiring additional recoverable reserves and efficiently operating its current reserves. The production decline rates of our Energy Operations Business may be significantly higher than currently estimated if its wells do not produce as expected. Further, the decline rate may change when Benchmark makes acquisitions.
Producing oil and natural gas is a costly and high-risk activity with many uncertainties that could adversely affect our Energy Operations Business's activities, financial condition or results of operations.
The cost of operating oil and natural gas properties, is often uncertain, and cost and timing factors can adversely affect the economics of a well. The efforts of our Energy Operations Business may be uneconomical if its properties are productive but do not produce as much oil and natural gas as estimated. Furthermore, the operations of our Energy Operations Business may be curtailed, delayed or canceled as a result of other factors, including: high costs, shortages or delivery delays of equipment, labor or other services; unexpected operational events and conditions; adverse weather conditions and natural disasters; injection plant or other facility or equipment malfunctions and equipment failures or accidents; title disputes; unitization difficulties; pipe or cement failures, casing collapses or other downhole failures; compliance with environmental and other governmental requirements; lost or damaged oilfield service tools; unusual or unexpected geological formations and reservoir pressure; loss of injection fluid circulation; restrictions in access to, or disposal of, water used or produced in oil and natural gas production; costs or delays imposed by or resulting from compliance with regulatory requirements; fires, blowouts, surface craterings, explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and uncontrollable flows of oil or well fluids.
If any of these factors were to occur with respect to a particular property, Benchmark could lose all or a part of its investment in the property, or it could fail to realize the expected benefits from the property, either of which could materially and adversely affect the financial condition or results of operations.
Estimated proved reserves and future production rates are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of the estimated reserves of our Energy Operations Business.
It is not possible to measure underground accumulations of oil and natural gas in an exact way. Oil and natural gas reserve engineering is complex, requiring subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future oil and natural gas prices, future production levels and operating and development costs. As a result, estimated quantities of proved reserves, projections of future production rates and the timing of development expenditures may prove inaccurate.
Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves which could affect our Energy Operations Business's results of operations, financial condition and its ability to make distributions.
Any acquisitions completed by our Energy Operations Business are subject to substantial risks that could adversely affect financial conditions and results of operations.
One of the growth strategies of our Energy Operations Business is to capitalize on opportunistic acquisitions of oil and gas reserves. Our Energy Operations Business may not achieve the expected results of any acquisition it completes, and any adverse conditions or developments related to any such acquisition may have a negative impact on its operations and financial condition. Any acquisition involves potential risks, including, among other things: the validity of assumptions about estimated proved reserves, future production, commodity prices, revenues, operating expenses and costs; an inability to successfully integrate the assets it acquires; a decrease in liquidity by using a significant portion of available cash or borrowing capacity to finance acquisitions; a significant increase in interest expense or financial leverage if it incurs additional debt to finance acquisitions; the assumption of unknown liabilities, losses or costs for which it is not indemnified or for which its indemnity is inadequate; the diversion of management’s attention from other business concerns; an inability to hire, train or retain qualified personnel to manage and operate its growing assets; and the occurrence of other significant charges, such as the impairment of oil properties, goodwill or other intangible assets, asset devaluations or restructuring charges.
The decision to acquire a property will depend in part on the evaluation of data obtained from production reports and engineering studies, geophysical and geological analyses and seismic data and other information, the results of which are often inconclusive and subject to various interpretations.
Also, reviews of properties acquired from third parties may be incomplete because it generally is not feasible to perform an in-depth review of the individual properties involved in each acquisition, given the time constraints imposed by most sellers. Even a detailed review of the properties owned by third parties and the records associated with such properties may not reveal existing or potential problems, nor will such a review permit our Energy Operations Business to become sufficiently familiar with such properties to assess fully the deficiencies and potential issues associated with such properties. Our Energy Operations Business may not always be able to inspect every well on properties owned by third parties, and environmental problems, such as groundwater contamination, are not necessarily observable even when an inspection is undertaken.
Our Energy Operations Business is primarily dependent upon a small number of customers for production sales and may experience a temporary decline in revenues and production if it loses any of those customers.
The loss of customers by our Energy Operations Business could temporarily delay production and sales of oil and natural gas. If our Energy Operations Business were to lose any of its significant customers, we believe that it could identify substitute customers to purchase the impacted production volumes. However, if any of its customers dramatically decreased or ceased purchasing oil from our Energy Operations Business, our Energy Operations Business may have difficulty receiving comparable rates for its production volumes.
In addition, a failure by any of these significant customers, or any purchasers of the production of our Energy Operations Business to perform their payment obligations to us could have a material adverse effect on the results of operations. To the extent that purchasers of production rely on access to the credit or equity markets to fund their operations, there could be an increased risk that those purchasers could default in their contractual obligations. If for any reason our Energy Operations Business was to determine that it was probable that some or all of the accounts receivable from any one or more of the purchasers of production were uncollectible, our Energy Operations Business would recognize a charge in the earnings of that period for the probable loss and could suffer a material reduction in liquidity and ability to make distributions.
Our Energy Operations Business might be unable to compete effectively with larger companies, which might adversely affect its business activities, financial condition and results of operations.
The oil and natural gas industry is intensely competitive, and our Energy Operations Business competes with companies that possess and employ financial, technical and personnel resources substantially greater than theirs. These companies may be able to pay more for properties and evaluate, bid for and purchase a greater number of properties than our Energy Operations Business's financial, technical or personnel resources permit. The ability of our Energy Operations Business to acquire additional properties in the future will depend on its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of its larger competitors not only drill for and produce oil and natural gas but also carry on refining operations and market petroleum and other products on a regional, national or worldwide basis. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities despite a depressed oil price environment and to absorb the burden of present and future federal, state, local and other laws and regulations. The inability of our Energy Operations Business to compete effectively with larger companies could have a material adverse impact on its business activities, financial condition and results of operations.
Many of our Energy Operations Business's leases are in areas that have been partially depleted or drained by offset wells.
Many of our Energy Operations Business's leases are in areas that have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests lying contiguous or adjacent to or adjoining our interests could take actions, such as drilling additional wells, which could adversely affect the operations of our Energy Operations Business. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of proved reserves, and may inhibit the ability to further develop our reserves.
Our Energy Operations Business's revolving credit facility has restrictions and financial covenants that may restrict its business and financing activities.
Our Energy Operations Business's revolving credit facility restricts, among other things, the ability to incur debt and pay distributions under certain circumstances, and requires it to comply with customary financial covenants and specified financial ratios. If market or other economic conditions deteriorate, the ability of our Energy Operations Business to comply with these covenants may be impaired. If our Energy Operations Business violates any provisions of its revolving credit facility that are not cured or waived within specific time periods, a significant portion of its indebtedness may become immediately due and payable, it could be prohibited from making distributions, and its lenders’ commitment to make further loans may terminate. Our Energy Operations Business might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, the obligations of our Energy Operations Business under its revolving credit facility are secured by substantially all of its assets, and if it is unable to repay our indebtedness under the revolving credit facility, the lenders could seek to foreclose on its assets. Further, the terms of our credit agreement require the pre-approval of our lenders in order to reinstate distributions on our common units.
The total amount our Energy Operations Business is able to borrow under its revolving credit facility is limited by a borrowing base, which is primarily based on the estimated value of its oil and natural gas properties and its commodity derivative contracts, as determined by its lenders in their sole discretion. The borrowing base is subject to redetermination on a semi-annual basis and more frequent redetermination in certain circumstances. If its lenders were to decrease the borrowing base to a level below the then outstanding borrowings, the amount exceeding the revised borrowing base could become immediately due and payable. The negative redetermination of the borrowing base could adversely affect our Energy Operations Business's business, results of operations, financial condition and the ability to make distributions. Furthermore, in the future, our Energy Operations Business may be unable to access sufficient capital under its revolving credit facility as a result of any decrease in the borrowing base.
The operations of our Energy Operations Business are subject to operational hazards and unforeseen interruptions for which it may not be adequately insured.
There are a variety of operating risks inherent in the production of oil and natural gas properties, such as leaks, explosions, mechanical problems and natural disasters, all of which could cause substantial financial losses. Any of these or other similar occurrences could result in the disruption of operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial revenue losses. The location of our Energy Operations Business's wells and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.
Insurance against all operational risks is not available. Our Energy Operations Business is not fully insured against all risks, including development and completion risks that are generally not recoverable from third parties or insurance. In addition, pollution and environmental risks generally are not fully insurable. Additionally, our Energy Operations Business may elect not to obtain insurance if it believes that the cost of available insurance is excessive relative to the perceived risks presented. Losses could, therefore, occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. Moreover, insurance may not be available in the future at commercially reasonable costs and on commercially reasonable terms. Changes in the insurance markets due to weather and adverse economic conditions have made it more difficult to obtain certain types of coverage. As a result, our Energy Operations Business may not be able to obtain the levels or types of insurance it would otherwise have obtained prior to these market changes, and we cannot be sure the insurance coverage it does obtain will not contain large deductibles or fail to cover certain hazards or cover all potential losses. Losses and liabilities from uninsured and under-insured events and delay in the payment of insurance proceeds could have a material adverse effect on the business, financial condition, results of operations and ability of our Energy Operations Business to make distributions.
Our Energy Operations Business depends in part on transportation, pipelines and refining facilities owned by others. Any limitation in the availability of those facilities could interfere with an ability to market production and could harm its business.
The marketability of production depends in part on the availability, proximity and capacity of pipelines, tanker trucks and other transportation methods and refining facilities owned by third parties. The amount of oil that can be produced and sold is subject to curtailment in certain circumstances, such as pipeline interruptions due to scheduled and unscheduled maintenance, excessive pressure, physical damage or lack of available capacity on such systems, tanker truck availability and extreme weather conditions. Also, the shipment of oil on third party pipelines may be curtailed or delayed if it does not meet the quality specifications of the pipeline owners. The curtailments arising from these and similar circumstances may last from a few days to several months. In many cases, our Energy Operations Business is provided only with limited, if any, notice as to when these circumstances will arise and their duration. Any significant curtailment in gathering system or transportation or refining facility capacity could reduce the ability to market oil production and harm our Energy Operations Business. Access to transportation options and the prices our Energy Operations Business receives for production can also be affected by federal and state regulation, including regulation of oil production and transportation, and pipeline safety, as well by general economic conditions and changes in supply and demand. In addition, the third parties on whom our Energy Operations Business relies for transportation services are subject to complex federal, state, tribal and local laws that could adversely affect the cost, manner or feasibility of conducting business.
Climate change legislation, regulatory initiatives and litigation could result in increased operating costs and reduced demand for the oil and natural gas that our Energy Operations Business produces.
We believe it is likely that scientific and political attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for further regulations and litigation that could affect the operations of our Energy Operations Business. Our Energy Operations Business operations result in greenhouse gas (“GHG”) emissions. In December 2009, the Environmental Protection Agency (the “EPA”) published its findings that emissions of carbon dioxide, methane and other GHG present a danger to public health and the environment. Based on these findings, the EPA began adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air

Act (“CAA”), including requirements to reduce emissions of GHG from motor vehicles, requirements associated with certain construction and operating permit reviews for GHG emissions from certain large stationary sources, reporting requirements for GHG emissions from specified large GHG emission sources, including certain owners and operators of onshore oil and natural gas production and rules requiring so-called “green completions” of natural gas wells constructed after January 2015. Our Energy Operations Business currently monitors GHG emissions from operations in accordance with the GHG emissions reporting rule. Data collected from our GHG monitoring activities to date indicate that our Energy Operations Business does not exceed the threshold level of GHG emissions triggering a reporting obligation. To the extent it exceeds the applicable regulatory threshold level in the future, our Energy Operations Business will report the emissions beginning in the applicable period. Also, the U.S. Congress has, from time to time, considered legislation to reduce emissions of GHG, and almost one-half of the states, either individually or through multi-state regional initiatives, have begun implementing legal measures to reduce emissions of GHG. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) created the Methane Emissions Reduction Program to incentivize methane emission reductions and, for the first time ever, impose a fee on GHG emissions from certain facilities that exceed specified emissions levels. Further, on November 11, 2022, the EPA issued a supplemental notice of proposed rulemaking on methane and GHG emissions from new and existing sources in the oil and natural gas industry. On December 2, 2023, the EPA issued a prepublication version of a final rule to reduce methane and volatile organic chemicals emissions from the oil and natural gas sector, which strengthens and expands the EPA’s November 1, 2021 proposed revisions to the New Source Performance Standards program established under Section 111 of the CAA and creates new emissions restrictions for existing sources as well. On November 17, 2023, the EPA issued a final rule that enables states to implement more stringent methane emissions standards than the federal guidelines require. In addition, under the Paris Agreement, which went into effect on November 4, 2016, countries are required to establish increasingly stringent nationally determined contributions (“NDC”), which set GHG emission reduction goals, every five years beginning in 2020 to mitigate climate change. The United States exited the Paris Agreement in November 2020 but rejoined the agreement effective February 19, 2021. In April 2021, the United States made its NDC submittal, setting a goal to achieve a 50 to 52% reduction from 2005 levels in economy-wide net greenhouse gas pollution in 2030. Further, in November 2021, the United States and other countries entered into the Glasgow Climate Pact, which includes a range of measures designed to address climate change, including but not limited to the phase-out of fossil fuel subsidies, reducing methane emissions 30% by 2030, and cooperating toward the advancement of the development of alternative sources of energy.
The adoption and implementation of any legislation or regulations to reduce GHG emissions or imposing additional GHG reporting obligations could require our Energy Operations Business to incur significant costs to reduce emissions of GHG associated with operations. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our Energy Operations Business. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have a material adverse effect on our Energy Operations Business. Reduced demand for the oil and natural gas that it produces could also have the effect of lowering the value of its reserves. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors, investment fund managers and certain family foundations, universities, individual investors and sovereign wealth, pension and endowment funds, promoting divestment of, or limit investment in, fossil fuel equities and pressuring lenders to limit or stop funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with the business activities, operations and ability to access capital by or of our Energy Operations Business.
Finally, increasing attention to the risks of climate change has resulted in an increased possibility of lawsuits or investigations brought by public and private entities against companies engaged in oil and natural gas production in connection with their GHG emissions. Should we be targeted by any such litigation or investigations, we may incur liability, which, to the extent that societal pressures or political or other factors are involved, could be imposed without regard to the causation of or contribution to the asserted damage, or to other mitigating factors. The ultimate impact of GHG agreements, legislation and measures on our financial performance is highly uncertain because we are unable to predict, for a multitude of individual jurisdictions, the outcome of political decision-making processes and the variables and trade-offs that inevitably occur in connection with such processes.
In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could have an effect on the severity of weather (including hurricanes, droughts and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, there is the potential for our Energy Operations Business's exploration and production operations to be adversely affected. Potential adverse effects could include damages to facilities, or to transportation, pipeline and refinery owned by others on which its operations depend, from powerful winds or rising waters in low-lying areas, disruption of production, less efficient or non-routine operating practices necessitated by climate effects and increased costs for insurance coverage in the aftermath of such effects. Any future exploration and development activities and equipment could also be adversely affected by severe weather conditions such as hurricanes or freezing temperatures, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such severe weather conditions could also impact access to drilling and production facilities for routine operations, maintenance and repairs and the availability of and access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our Energy Operations Business's operations and materially increase its operation and capital costs, which could have a material adverse effect on its business, financial condition and results of operations. Significant physical effects of climate change could also have an indirect effect on the financing and operations of our Energy Operations Business by disrupting the transportation or process-related services provided by it or other midstream companies, service companies or suppliers with whom it has a business relationship. Our Energy Operations Business may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.
Regulation in response to seismic activity could increase our operating and compliance costs.
Recent earthquakes in northern and central Oklahoma and elsewhere have prompted concerns about seismic activity and possible relationships with the energy industry, in particular a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity. Legislative and regulatory initiatives intended to address these concerns may result in additional levels of regulation that could lead to operational delays, increases in operating and compliance costs or other adverse affects to the operations or Energy Operations Business. To date, these regulations have not adversely impacted such operations.
The adoption and implementation of any new laws, rules, regulations, requests, or directives that restrict the ability to dispose of water, including by plugging back the depths of disposal wells, reducing the volume of oil and natural gas wastewater disposed in such wells, restricting disposal well locations, or by requiring the shut-down of disposal wells, could have a material adverse effect on the ability of our Energy Operations Business to produce oil and natural gas economically, or at all, and accordingly, could materially and adversely affect the business, financial condition and results of operations of our Energy Operations Business.
Rules regulating air emissions from oil and natural gas operations could result in increased capital expenditures and operating costs of our Energy Operations Business.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. In January 2023, the EPA announced a proposed consent decree that, if finalized as proposed, would establish a December 10, 2024 deadline for the EPA to review and propose revisions to the NESHAP for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. In December 2023, the EPA issued final NSPS updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. As a result of this continued regulatory focus, future federal and state regulations of the oil and natural gas industry remain a possibility. Compliance with existing or new air emission requirements could increase costs of development and production, though we do not expect these requirements to be any more burdensome to our Energy Operations Business than to other similarly situated companies involved in oil and natural gas exploration and production activities.
Our Energy Operations Business's operations are subject to environmental and operational safety laws and regulations that may expose it to significant costs and liabilities.
Our Energy Operations Business may incur significant costs and liabilities as a result of environmental and safety requirements applicable to oil and natural gas development and production activities. These costs and liabilities could arise under a wide range of federal, state, tribal and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, liability for natural resource damages, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, our Energy Operations Business may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt operations and limit growth and revenue. Claims for damages to persons or property from private parties and governmental authorities may result from environmental and other impacts of operations.
Strict, joint and several liabilities may be imposed under certain environmental laws, which could cause our Energy Operations Business to become liable for the conduct of others or for consequences of its own actions that were in compliance with all applicable laws at the time those actions were taken. New laws, regulations or enforcement policies could be more stringent and impose unforeseen liabilities or significantly increase compliance costs. If our Energy Operations Business is not able to recover the resulting costs through insurance or increased revenues, its ability to make cash distributions.
Other Risks Related to our Industrial Operations Business
Our Industrial Operations Business relies, or may rely in the future, on its intellectual property and licenses to use others’ intellectual property for competitive advantage. If our Industrial Operations Business is unable to protect its intellectual property or obtain or retain licenses to use other’s intellectual property, or if it infringes upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse effect on our Industrial Operations Business's financial condition, business and results of operations.
Our Industrial Operations Business's success depend in part on its, or licenses to use others’, brand names, proprietary technology and manufacturing techniques. It relies on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect these intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our businesses’ intellectual property rights effectively or to the same extent as the laws of the United States.
Stopping unauthorized use of our Industrial Operations Business's proprietary information and intellectual property and defending claims that it has made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time consuming, and costly. The use of intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage our Industrial Operations Business has developed, cause it to lose sales or otherwise harm its business.
Our Industrial Operations Business may become involved in legal proceedings and claims in the future either to protect its intellectual property or to defend allegations that it infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject our Industrial Operations Business to significant liability for damages and invalidate its property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse effect on our Industrial Operations Business's financial condition, business, and results of operations.
Our Industrial Operations Business's inability to develop new products and enhance existing products to meet customer product requirements on a cost competitive basis may negatively impact its results of operations.
The future results of operations of our Industrial Operations Business may be adversely affected if it is unable to continue to develop, manufacture and market products that are reliable, competitive, and meet customers’ needs. The markets for matrix printers, associated supplies and software are aggressively competitive, especially with respect to pricing and the introduction of new technologies and products offering improved features and functionality. In addition, the introduction of any significant new and/or disruptive technology or business model by a competitor that substantially changes the markets into which our Industrial Operations Business sells its products or demand for the products it sells could severely impact sales of their products and our results of operations. The impact of competitive activities on the sales volumes or our revenue, or our inability to effectively deal with these competitive issues, could have a material adverse effect on our ability to attract and retain customers and maintain or grow market share. The competitive pressure to develop technology and products and to increase investment in research and development and marketing expenditures also could cause significant changes in the level of the operating expenses of our Industrial Operations Business.

Our Industrial Operations is dependent on a limited number of customers to derive a large portion of its revenue, and the loss of one of these customers may adversely affect its financial condition, business and results of operations.
Printronix derives a significant amount of revenue from a concentrated number of retailers, distributors, and manufacturers. Any negative change involving these retailers, distributors, and manufacturers, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of Printronix and may have a material adverse effect on our Industrial Operations Business's results of operations, financial condition, and cash flows.
Our Industrial Operations Business has limited suppliers for key product components and services and any interruption in supply could impair its ability to make and deliver its signature products, adversely affecting its business, financial condition, and results of operations.
Outsourced providers and component suppliers have played, and will continue to play, a key role in Printronix’s manufacturing operations, field installation and support, and many of its transactional and administrative functions, such as information technology, facilities management, and certain elements of its finance organization. These providers and suppliers might suffer financial setbacks, be acquired by third parties, become subject to exclusivity arrangements that preclude further business with our Industrial Operations Business or be unable to meet its requirements or expectation due to independent business decisions, or force majeure events that could interrupt or impair its continued ability to perform as we expect.
Although our Industrial Operations Business may attempt to select reputable providers and suppliers and attempt to secure its performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our Industrial Operations Business. In some cases, the requirements of Industrial Operations Business's business mandate that it obtain certain components and sub-assemblies included in its products from a single supplier or a limited group of suppliers. Where practical, our Industrial Operations Business endeavors to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect its business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our Industrial Operations Business's ability to manage operations, ship products and generate revenues, which could adversely affect its results of operations and damage its customer relationships.
Failure of our Industrial Operations Business to manage inventory levels or production capacity may negatively impact its results of operations.
Printronix’s financial performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels. Unexpected fluctuations in customer demand or in reseller inventory levels could disrupt ordering patterns and may adversely affect its financial results, inventory levels and cash flows. In addition, the financial failure or loss of a key customer, reseller or supplier could have a material adverse impact on its financial results. Our Industrial Operations Business must also address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production. Such delays, disruptions or shortages may result in lost revenue or in additional costs to meet customer demand. Our Industrial Operations Business's future results of operations and ability to effectively grow or maintain market share may be adversely affected if it is unable to address these issues on a timely basis.
Decreased consumption of supplies could negatively impact the results of operations of certain of our Industrial Operations Business.
Printronix expects approximately 58.0% of its revenue for its fiscal year ending March 31, 2024 will be derived from the sale of supplies. Printronix's future results of operations may be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs. Further, changes of printing behavior driven by adoption of electronic processes and/or use of mobile devices such as tablets and smart phones by businesses could result in a reduction in printing, which could adversely impact consumption of supplies.

Due to the international nature of our Industrial Operations Business, changes in a country’s or region’s political or economic conditions or other factors could negatively impact its results of operations.
We expect revenue derived from international sales by our Industrial Operations Business will comprise approximately 63.0% of Printronix’s revenue for its fiscal year ending March 31, 2024. Accordingly, Printronix’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions; foreign currency exchange rate fluctuations; conflict and war; trade protection measures; local labor regulations; import, export or other licensing requirements; requirements related to making foreign direct investments; and unexpected changes in legal or regulatory requirements. As an example, in addition to indirectly raising transportation costs of the raw materials Printronix uses to manufacture its products, the invasion of Ukraine by Russia in March 2022 required Printronix to adapt its operations and require its customers in the region to pre-pay expenses such that Printronix can avoid accruing accounts receivable. The duration and magnitude of the impacts of Russia’s invasion of Ukraine on Printronix’s business remain uncertain, and we will continue to monitor the situation and adapt our operations accordingly.
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
In many foreign countries, particularly those with developing economies, it is common for local business practices to be prohibited by laws and regulations applicable to Printronix, such as employment laws, fair trade laws or the Foreign Corrupt Practices Act. Although Printronix implements policies and procedures designed to ensure compliance with these laws, its employees, contractors and agents, as well as those business partners to which Printronix outsources certain business operations, may take actions in violation of these policies. Any such violation, even if prohibited by its policies, could have a material adverse effect on our Industrial Operations Business and reputation. Because of the challenges in managing a geographically dispersed workforce, there also may be additional opportunities for employees to commit fraud or personally engage in practices which violate the policies and procedures of our Industrial Operations Business.
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
In addition, Starboard beneficially owns 61,123,595 shares of our common stock as of March 11, 2024, representing approximately 61.2% of our common stock, based on 99,895,473 shares of common stock issued and outstanding as of such date. As a result, Starboard and its affiliates are able to determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any acquisition of our Company.
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
On February 14, 2023, we entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”) with Starboard and certain of its affiliates, as contemplated by the Recapitalization Agreement (as described in Note 10 to the accompanying consolidated financial statements). The Registration Rights Agreement provides Starboard and such affiliates with rights to require that the Company file a registration statement in certain circumstances. These registrations may facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Starboard of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
We agreed to certain Governance Provisions with Starboard.
Under the Recapitalization Agreement, we agreed with Starboard that for a period from the date of the Recapitalization Agreement until May 12, 2026 (the “Applicable Period”), the Board will include at least two directors that are independent of, and not affiliates (as defined in Rule 144 of the Securities Act of 1933, as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition. We and Starboard also agreed that Katharine Wolanyk will continue to serve as a director of the Company until at least May 12, 2024 (or such earlier date if Ms. Wolanyk is unwilling or unable to serve as a director for any reason or resigns as a director). Additionally, within five business days following the date of the Recapitalization Agreement, the Company appointed Gavin Molinelli as a Board member and as Chair of the Board. The Company and Starboard also agreed that, following the closing of the Series B

Warrants Exercise until the end of the Applicable Period, the number of directors serving on the Board will not exceed 10 members.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have developed and implemented various processes to oversee and manage the cybersecurity risks that may impact our business and have integrated this cybersecurity risk management framework into our Company’s broader risk management framework.
Managing Material Risks & Integrated Overall Risk Management
To manage cybersecurity risk and threats, we have developed and continuously review and update our internal risk controls (“Cyber Risk Controls”), which include administrative, physical, and technical controls and which are aligned to the CIS Critical Security Controls and the National Institute of Standards and Technology Cybersecurity Framework. The Cyber Risk Controls are in many cases integrated with our other controls, policies, procedures and programs to maximize their effectiveness. Likewise, our internal cybersecurity control group meets regularly to discuss and review identified cyber threats and risks as well as to conduct cybersecurity threat scenario planning. Identified cybersecurity risks are then further analyzed by other risk management personnel as part of our enterprise risk management process.
We also have processes in place to stay informed of and monitor prevention, detection, mitigation, and remediation of cybersecurity risks, including but not limited to: employing appropriate incident prevention and detection software where appropriate; employing industry-standard encryption protocols where appropriate; conducting regular vulnerability scans; applying patches in a timely manner; conducting penetration tests and implementing recommended corrective actions in a timely manner; maintaining a well-defined incident response plan and supporting procedures; conducting regular phishing simulations and tabletop exercises; and requiring employees to complete cybersecurity training.
Engaging Third Parties on Risk Management
We collaborate with vendors, service providers, assessors, auditors, consultants, and other third parties on an as-needed basis to develop secure informational and operational technology systems and protect against cybersecurity threats. For example, we engage third-party security experts to conduct risk assessments and program enhancements, including vulnerability assessments, cybersecurity tabletop exercises, and internal and external penetration tests.
Managing Third-Party Cybersecurity Risk
We recognize the potential cybersecurity risks associated with the use of third parties that provide services to us, process information on our behalf, or have access to our informational or operational technology systems, and we have processes in place to oversee and manage these risks. For example, we evaluate third-party service providers’ cybersecurity policies, procedures, and practices annually to ensure sufficiently reasonable security measures are in place. We also seek to mitigate third-party cybersecurity risk through contractual safeguards, and/or regular review of the internal control reports of such third parties, and incorporating third-party risk into our incident response plans.
Material Impact from Cybersecurity Incidents
While we have experienced and will continue to experience varying cyber incidents in the normal conduct of our business, thus far to our knowledge, such incidents have not materially affected, and are not reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition.

Governance
Management Personnel
Our internal cybersecurity control group has responsibility for assessing, monitoring, and managing risks related to cybersecurity threats. The control group is comprised of members of senior leadership, including in-house legal counsel, and multiple independent third-party Certified Information Systems Security Professional (CISSP) Information Technology and Cybersecurity consultants. Specifically, we have retained a Virtual Cheif Information Security Officer and other members of our cybersecurity control group, each of whom supports our cybersecurity risk management and governance practices. Such retained individuals have substantial prior work experience in various roles involving cybersecurity risk management and information technology, including security, compliance, systems and programming, and bring a wealth of expertise in their roles. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy process described above, and report to our internal cybersecurity control group and executive team on a regular basis (at least monthly).
Monitor Cybersecurity Incidents
Our internal cybersecurity control group meets on a monthly or more frequent basis to discuss and assess risks related to cybersecurity threats and review any reported cybersecurity incidents. The reviews include a review of the incident log, assessments of risks identified by multiple independent third parties and a review of our cyber risk as well as cybersecurity threat modeling. Identified risks related to cybersecurity threats are further analyzed as part of our enterprise risk management process. Our employees are provided with regular security policy and security awareness training including identifying potential cybersecurity incidents and reporting them to our security incident response team.
Board of Directors Oversight
The Audit Committee of our Board of Directors has oversight responsibility for the policies, processes and risks relating to cybersecurity. A senior member of our internal group attends all scheduled Audit Committee meetings and provides in-depth reports to the committee on cybersecurity risks and updates on the status of projects to strengthen the Company's cybersecurity systems and improve cyber readiness. Moreover on a quarterly basis, a senior member of our internal control group reports to the Audit Committee and assists the committee with its review of relevant cybersecurity risks and evaluation and updating of our Cyber Risk Controls. Certain members of our Audit Committee have specific experience in information security and cybersecurity, and the Company has made cybersecurity training available to members of the Audit Committee.
ITEM 2. PROPERTIES
Corporate
Our principal executive office is located in New York, New York, where we lease approximately 8,600 square feet of office space, under a lease agreement that expires in 2027. We also have an office for operational and administrative functions located in Irvine, California, where we lease approximately 8,293 square feet of office space, under a lease agreement that expires in 2024. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information.
Intellectual Property Operations
Our Patent Licensing, Enforcement and Technologies Business, is based in Frisco, Texas, where we lease office space under a lease agreement that expires in 2024. One additional subsidiary leases office space in Austin, Texas that also expires in 2024. We believe that our Patent Licensing, Enforcement and Technologies Business's facilities are adequate, suitable and of sufficient capacity to support its immediate needs.
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
Energy Operations
Benchmark is based in Austin, Texas, and has assets of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. We believe that our energy operations' facilities are adequate, suitable and of sufficient capacity to support its immediate needs.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. For information regarding certain pending litigation, see Note 13 to our consolidated financial statements.
Intellectual Property Operations
Our Intellectual Property Operations Business is often required to engage in litigation to enforce its patents and patent rights. Certain of its operating subsidiaries are parties to ongoing patent enforcement related litigation, alleging infringement by third-parties of certain of the patented technologies owned or controlled by its operating subsidiaries.
In connection with any of its patent enforcement actions, it is possible that a defendant may claim and/or a court may rule that our Intellectual Property Operations Business has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against it or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by it or its operating subsidiaries, could materially harm its operating results and its financial position.
Our Intellectual Property Operations Business spends a significant amount of its financial and management resources to pursue its current litigation matters. These litigation matters and others that it may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to its litigation matters are sometimes large, well-financed companies with substantially greater resources. We cannot assure you that any of our Intellectual Property Operations Business current or future litigation matters will result in a favorable outcome for it. In addition, in part due to the appeals process and other legal processes, even if our Intellectual Property Operations Business obtains favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that our Intellectual Property Operations Business will not be exposed to claims or sanctions against it which may be costly or impossible for it to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our Intellectual Property Operations Business’s ability to effectively and efficiently monetize its assets. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information related to current legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “ACTG.”
Holders of Common Stock
On March 11, 2024, there were 63 owners of record of our common stock. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but includes each such institution as one record holder.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.
Stock Repurchases
There were no stock repurchases during the quarter ended December 31, 2023.
On November 9, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the Company to purchase up to an aggregate of $20 million of the Company’s common stock subject, to a cap of 5,800,000 shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended. As of December 31, 2023, the remaining availability under the stock repurchase program was $20 million.
Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information related to past repurchase programs.
ITEM 6. [Reserved]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these “forward-looking statements” as a result of various factors including the risks we discuss in Item 1A “Risk Factors,” and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
General
We are focused on acquiring and managing companies across industries – including but not limited to the industrial, energy, technology, and healthcare verticals. We focus on identifying, pursuing and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex situations where we believe value is not fully recognized, the value of certain operations are masked by a diversified business mix, or where private ownership has not invested the capital and/or resources necessary to support long-term value. Through our public market activities, we aim to initiate strategic block positions in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such Special Purpose Acquisition Companies, which are narrowly focused on completing one singular, defining acquisition.
Our focus is companies with market values in the sub-$2 billion range and particularly on businesses valued at $1billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
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
•relationships and partnership abilities across functions and sectors; and
•strong expertise in corporate governance and operational transformation
Our long-term focus positions our businesses to navigate economic cycles and allows sellers and other counterparties to have confidence that a transaction is not dependent on achieving the types of performance hurdles demanded by private equity sponsors. We consider opportunities based on the attractiveness of the underlying cash flows, without regard to a specific fund life or investment horizon.
People, Process and Performance
Our Company is built on the principles of People, Process and Performance. We have built a management team with demonstrated expertise in Research, Transactions and Execution, and Operations and Management of our targeted acquisitions. We believe our priorities and skills underpin a compelling value proposition for operating businesses, partners and future acquisition targets, including:
•the flexibility to consummate transactions using financing structures suited to the opportunity and involving third-party transaction structuring as needed;

•the ability to deliver ongoing financial and strategic support; and
•the financial capacity to maintain a long-term outlook and remain committed to a multi-year business plan.
Relationship with Starboard Value, LP
Our strategic relationship with Starboard provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities.
Intellectual Property Operations
The Company through its Patent Licensing, Enforcement and Technologies Business invests in IP and related absolute return assets and engage in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under our wholly owned subsidiary, Acacia Research Group, LLC, and its wholly-owned subsidiaries (collectively, “ARG”), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of December 31, 2023, across nearly 200 patent portfolio licensing and enforcement programs. As of December 31, 2023, we have generated gross licensing revenue of approximately $1.8 billion, and have returned $865.2 million to our patent partners. During the past five calendar years ending on December 31, 2023, we generated gross licensing revenue of approximately $225.7 million and returned approximately $84.9 million to our patent partners.
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
For more information related to our Industrial Operations, refer to the section entitled “Industrial Operations Business” below.
Energy Operations
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Benchmark’s existing assets consist of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Acacia has made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company’s consolidated financial statements include Benchmark’s consolidated operations from November 13, 2023 through December 31, 2023. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
For more information, refer to the section entitled “Energy Operations” below.
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
Starboard beneficially owns 61,123,595 shares of our common stock as of March 11, 2024, representing approximately 61.2% of the common stock based on 99,895,473 shares of common stock issued and outstanding as of such date and no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
For a detailed description of the Series B Warrants Exercise, and the cancellations of the Senior Secured notes, the Recapitalization, the Recapitalization Agreement, and the Recapitalization Transactions, see Notes 1 and 10 to the consolidated financial statements.
Change of Chief Executive Officer and Litigation Settlement
Since 2021, we have announced various changes to our Board and senior management. Changes in leadership and key management positions have inherent risks, and there are no assurances that any of our recent changes or future changes will not affect our operations and financial condition.
On September 19, 2023, the Company together with ARG amicably settled with Clifford Press, former President and Chief Executive Officer of the Company, all claims, including counterclaims filed by Mr. Press, in connection with the arbitration demand previously filed by the Company against Mr. Press. As part of the settlement, and, in exchange for, among other things, a release of claims by Mr. Press in favor of the Company and agreements by Mr. Press related to non-interference and cooperation, the Company paid to Mr. Press a total of $770,000 along with reimbursement of certain counsel fees and expenses in the amount of $480,000.
In February 2024, after over one year of service from Mr. McNulty as the Company’s Interim Chief Executive Officer, the Board appointed Mr. McNulty as Chief Executive Officer of the Company on a permanent basis. In addition, the Board expanded the size of the Board from six to seven directors and the Board appointed Mr. McNulty Jr. as a director of the Company to serve until the Company’s 2024 annual meeting of stockholders and until his successor is duly elected and qualified.

Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of 2023, we have received proceeds of $507.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $82.8 million at December 31, 2023. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the consolidated financial statements elsewhere herein for more information.
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
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma.
On February16, 2024, Benchmark entered into a Purchase and Sale Agreement. Pursuant to the Purchase and Sale Agreement, Benchmark has agreed to purchase and Revolution has agreed to sell the Assets, which include approximately 140,000 net acres and approximately 470 operated producing wells in the Western Anadarko Basin throughout the Texas Panhandle and Western Oklahoma.
Under the terms and conditions of the Purchase and Sale Agreement, which has an economic effective date of March 1, 2024, the aggregate consideration to be paid to Revolution in the Revolution Transaction will consist of $145 million in cash, subject to customary post-closing adjustments. Benchmark expects the Revolution Transaction to close in the second quarter of 2024 subject to customary closing conditions, as more fully described below.
The Company’s expected contribution to Benchmark to fund its portion of the Purchase Price for the Revolution Transaction is $57.5 million which the Company anticipates will be funded from cash on hand. The remainder of the Purchase Price is expected to be funded by a combination of borrowings by Benchmark under a new revolving credit agreement of approximately $72.5 million and the remaining being funded through a cash contribution of approximately $15 million from McArron Partners, the other investor in Benchmark. Following the Revolution Transaction, the Company’s interest in Benchmark is expected to be approximately 73.1%.
Business Strategy
We intend to grow our Company by acquiring additional operating businesses, energy assets and intellectual property assets. However, we may not complete any acquisitions, and any acquisitions that we complete will be costly and could negatively affect our results of operations, and dilute our stockholders’ ownership, or cause us to incur significant expense, and we may not realize the expected benefits of acquisitions.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the year ended December 31, 2023, our Printronix subsidiary experienced some inflation from higher cost of raw materials than in previous years due to higher electronic and electrical and metal components. While Printronix inventory costs have been impacted by these inflationary pressures, up to this point Printronix has generally been able to adjust selling prices in response to these higher costs. Printronix have also implemented cost rationalization measures to combat the rising cost that is driven by inflation and currency pressures. Additionally, our Energy Operations Business may experience inflation. The oil and natural gas industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Annual Report, our Patent Licensing, Enforcement and Technologies Business has one pending patent infringement case with scheduled trial dates in the next twelve months. Patent infringement trials are components of its overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond the control of our Patent Licensing, Enforcement and Technologies Business. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. These future opportunities can result in varying outcomes. Refer to Item 1A “Risk Factors— Risks Related to our Intellectual Property Business and Industry” of this Annual Report for additional information regarding patent litigation and related risks.
Litigation and Licensing Expense
We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized herein, in connection with future trial dates, international enforcement, strategic patent portfolio prosecution and our current and future patent portfolio investment, prosecution, licensing and enforcement activities. Refer to Item 1A “Risk Factors” of this Annual Report for additional information regarding litigation and licensing expense risk.
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
During the years ended December 31, 2023 and 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
Industrial Operations Business

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
Energy Operations Business
Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Benchmark’s existing assets consist of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Acacia has made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
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
Industrial Operations
Refer to "Industrial Operations Business" above for information related to Printronix's operating activities.
Energy Operations
Refer to "Energy Operations Business" above for information related to Benchmark's operating activities.
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations and Energy Operations segment revenues, cost of revenues and cost of production may be found in Notes 2 and 19 to the consolidated financial statements.
Results of Operations
The results reflected in this section with respect to Benchmark for the year ended December 31, 2023 include results for the period from November 13, 2023 to December 31, 2023 following our acquisition of Benchmark.
Summary of Results of Operations

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$125,102	$59,223	$65,879	111%
Total costs and expenses	104,166	99,315	4,851	5%
Operating income (loss)	20,936	(40,092)	61,028	(152%)
Total other income (expense)	46,490	(87,058)	133,548	(153%)
Income (loss) before income taxes	67,426	(127,150)	194,576	(153%)
Income tax benefit	1,504	16,211	(14,707)	(91%)
Net income (loss) attributable to Acacia Research Corporation	67,060	(125,065)	192,125	(154%)
Results of Operations - year ended December 31, 2023 compared with the year ended December 31, 2022
Total revenues increased $65.9 million to $125.1 million for the year ended December 31, 2023, as compared to $59.2 million for the year ended December 31, 2022, primarily due to an increase in our Intellectual Property Operations revenues partially offset by a decrease in Industrial Operations revenues. ARG revenues increased due to one patent portfolio that generated license revenue in the fourth quarter of 2023, which contributed to Intellectual Property Operations revenues increasing by $69.6 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decrease in Industrial Operations revenue of $4.6 million is due to lower units of printers sold. Refer to “Industrial Operations – Revenues” below for further detailed discussion. In addition, post-acquisition revenues from Benchmark for the period from November 13, 2023 to December 31, 2023 contributed $848,000. Refer to “Energy Operations – Revenues” below for further discussion.
Income before income taxes was $67.4 million for the year ended December 31, 2023, as compared to loss of $127.2 million in the prior year. The net increase was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties decreased $187,000, from $1.2 million to $1.0 million in 2023, primarily due to license agreement activity and related revenues generated in 2023 with no inventor royalty obligations. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

•Contingent legal fees increased $8.6 million, from $2.4 million to $11.0 million in 2023, primarily due to the change in Intellectual Property Operations revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses increased $6.8 million, from $4.0 million to $10.8 million in 2023, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased approximately $3.0 million, from $28.6 million to $25.7 million in 2023. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•Post-acquisition cost of production from Benchmark for the period from November 13, 2023 through December 31, 2023 added operating expenses in the amount of $656,000 in 2023. Refer to "Energy Operations – Cost of Production" below for further discussion.
•General and administrative expenses decreased $9.0 million, from $52.7 million to $43.7 million in 2023, primarily due to lower parent company and Intellectual Property Operations costs including, compensation expense for share-based awards, personnel costs, severance costs and our Industrial Operations general and administrative costs, offset partially by an increase in variable performance-based compensation costs and the addition of $264,000 expenses from our Energy Operations related to post-acquisition general and administrative costs from Benchmark for the period from November 13, 2023 through December 31, 2023. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, decreased $523,000, from $3.8 million to $3.3 million in 2023, primarily due to forfeitures for terminated employees, which was partially offset by restricted stock and option grants issued to employees and the Board in 2023 and 2022.
•Unrealized gain from the change in fair value of our equity securities was $31.4 million in 2023, as compared to an unrealized loss of $263.7 million in the prior year. The unrealized gain and loss were derived from our Life Sciences Portfolio and trading securities portfolio. The prior year unrealized loss primarily relates to the reversal of unrealized gains previously recorded for shares sold during the year for realized gains. Refer to "Equity Securities Investments" below for further discussion.
•Realized loss from the sale of equity securities was $10.9 million in 2023, as compared to a realized gain of $125.3 million in the prior year. The realized gains and losses were similarly derived from the sales activity from our Life Sciences Portfolio and trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture decreased $38.4 million, from $42.5 million to $4.2 million in 2023. The current year includes the earnings on equity investment in joint venture from two milestone payments while the prior year included higher milestone payment amounts with related accrued interest and earnings on equity investment in the joint venture. Refer to "Equity Securities Investments" below for a detailed discussion.
•Unrealized gain from the Series B warrants and the embedded derivative fair value measurements was $8.2 million in 2023, as compared to an unrealized gain of $13.1 million from the Series A and Series B warrants and embedded derivative fair value measurements in the prior year. Refer to Notes 10 and 11 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements.
•Gain on foreign currency exchange was $53,000 in 2023, as compared to a loss on foreign currency exchange of $3.3 million in the prior year. The gains and losses were primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the British Pound.
•Interest expense on Senior Secured Notes decreased $4.5 million, from $6.4 million to $1.9 million in 2023, due to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023, pursuant to the Series B Warrants Exercise. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Senior Secured Notes.

•Interest income and other, net was $15.5 million in 2023, as compared to $5.4 million in the prior year, mainly due to an increase in interest income from our cash equivalents, offset partially by an increase in the write off of the remaining limited unsecured notes of Adaptix Limited. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.
Intellectual Property Operations
Revenues
ARG's revenue activity for the periods presented included the following:

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$87,835	$17,788	$70,047	394%
Recurring license revenue agreements	1,321	1,720	(399)	(23%)
Total revenues	$89,156	$19,508	$69,648	357%

New license agreements executed	16	17	(1)	(6%)
Licensing and enforcement programs generating revenues	7	8	(1)	(13%)
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $70.0 million due to one patent portfolio that generated license revenue in the fourth quarter of 2023. Recurring revenue, that provides for quarterly sales-based license fees, decreased $399,000 from various on-going license arrangements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$1,025	$1,212	$(187)	(15%)
Contingent legal fees	10,998	2,444	8,554	350%
Litigation and licensing expenses	10,771	3,970	6,801	171%
Amortization of patents	11,370	10,403	967	9%
Total	$34,164	$18,029	$16,135	89%
Refer to detailed change explanations above for the year ended December 31, 2023 and 2022 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$12,513	$16,118	$(3,605)	(22%)
Consumable products	19,091	19,314	(223)	(1%)
Services	3,494	4,283	(789)	(18%)
Total	$35,098	$39,715	$(4,617)	(12%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts decreased $3.6 million due to a decrease in the number of printer units sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix's operating activities.
Cost of Revenues

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$18,009	$19,359	$(1,350)	(7%)
Refer to detailed change explanations above for the years ended December 31, 2023 and 2022 regarding cost of revenues for our Industrial Operations. The decrease in Printronix's cost of revenues for the year ended December 31, 2023 is due to change in revenue described above. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's cost of sales.
Energy Operations
Revenues
Benchmark's revenues from November 13, 2023 through December 31, 2023 included the following (in thousands):

Oil sales	$256
Natural gas sales	372
Natural gas liquids sales	220
Total	$848
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark's revenue arrangements and related concentrations.

Cost of Production
Benchmark's cost of production from November 13, 2023 through December 31, 2023 was $656,000. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark's cost of production.
Operating Expenses

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$735	$626	$109	17%
Sales and marketing expenses - industrial operations	6,908	8,621	(1,713)	(20%)

General and administrative costs - intellectual property operations	7,402	5,428	1,974	36%
General and administrative costs - industrial operations	8,722	9,986	(1,264)	(13%)
General and administrative costs - energy operations	264	—	264	n/a
Parent general and administrative expenses	27,306	37,266	(9,960)	(27%)
Total general and administrative expenses	43,694	52,680	(8,986)	(17%)
Total	$51,337	$61,927	$(10,590)	(17%)
The operating expenses table above includes the Company's general and administrative expenses by operation and Printronix's engineering and development expenses and sales and marketing expenses. The table includes Benchmark's general and administrative costs for the post acquisition period from November 13, 2023 through December 31, 2023. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

Years Ended December 31,
2023 vs. 2022
(In thousands)
Personnel costs and board fees	$(1,005)
Variable performance-based compensation costs	1,047
Other general and administrative costs	(3,772)
General and administrative costs - industrial operations	(1,264)
General and administrative costs - energy operations	264
Compensation expense for share-based awards	(523)
Non-recurring employee severance costs	(3,733)
Total change in general and administrative expenses	$(8,986)
General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and compensation expense for share-based awards, office and facilities costs, legal and accounting professional fees, public relations, stock administration, business development, fixed asset depreciation, amortization of Industrial Operations intangible assets, state taxes based on gross receipts and other corporate costs. The table above includes our Energy Operations general and administrative expenses for the post acquisition period from November 13, 2023 through December 31, 2023.

The decrease in personnel cost and board fees and compensation expense for share-based awards was primarily due to a decrease in headcount and related costs. The increase in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation accruals. The decrease in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to lower legal fees. Refer to Note 2 to the consolidated financial statements elsewhere herein for the additional information regarding the limited unsecured notes. The decrease in general and administrative costs of Industrial Operations is due to Printronix's initiative to reduce costs and operate more efficiently. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Energy Operations related general and administrative costs increased from post-acquisition expenses from Benchmark for the period from November 13, 2023 through December 31, 2023. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$31,423	$(263,695)	$295,118	(112%)
(Loss) gain on sale of equity securities	(10,930)	125,318	(136,248)	(109%)
Earnings on equity investment in joint venture	4,167	42,531	(38,364)	(90%)
Total net realized and unrealized gain (loss)	$24,660	$(95,846)	$120,506	(126%)
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
Our results included an unrealized gain from the change in fair value of our equity securities as compared to an unrealized loss in the prior year, and included realized loss from the sale of our equity securities as compared to a realized gain in the prior year. These changes were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized gain primarily relates to our Life Sciences Portfolio and trading securities portfolio. The current period realized loss primarily relates to sales activity from trading securities portfolio.
During 2023, we recorded consolidated earnings on equity investment in joint venture, which is part of the Life Sciences Portfolio, of $4.2 million for two milestones earned during the period. During 2022, we recorded consolidated earnings on equity investment of $42.5 million, including two milestones and accrued interest that were due in 2022. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information.
Income Taxes

	Years Ended December 31,
	2023	2022	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit	$1,504	$16,211	$(14,707)	(91%)
Effective tax rate	(2)%	(13)%	n/a	11%
Our income tax benefit for the year ended December 31, 2023 is primarily attributable to the use of tax attributes against 2023 earnings and the release of valuation allowance on the remaining federal net operating losses. Our income tax benefit for the year ended December 31, 2022 primarily reflects the decrease in deferred tax liabilities attributable to the unrealized losses recorded, expiration of foreign tax credits and changes in the valuation allowance.
Our 2023 effective tax rate was lower than the U.S. federal statutory rate primarily due to utilization of foreign tax credits, changes in valuation allowance, as well as non-deductible items. Our 2022 effective tax rate was lower than the U.S. federal statutory rate primarily due to the change in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2023 and 2022. Refer to Notes 2 and 17 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of December 31, 2023, are recognized as liabilities or generally are otherwise described in Note 13, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein.
Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 13 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At December 31, 2023, we had unrecognized tax benefits, as further described in Note 17 to the consolidated financial statements.
On July 13, 2023, in accordance with the terms of the Recapitalization Agreement, Starboard completed the Series B Warrants Exercise and pursuant to the Series B Warrants Exercise, the Company cancelled $60.0 million aggregate principal amount of Senior Secured Notes held by Starboard and received aggregate gross proceeds of approximately $55.0 million. At the closing of the Series B Warrants Exercise, the Company effectively paid to Starboard an aggregate amount of $66.0 million representing a negotiated settlement of the foregone time value of the Series B Warrants and the Series A Redeemable Convertible Preferred Stock (which amount was paid through a reduction in the exercise price of the Series B Warrants). This effectively modified the exercise price of the Series B Warrants. Upon the Series B Warrants Exercise, the Investors exercised the Series B Warrants at a reduced price and Company issued an aggregate of 31,506,849 shares of the Company's common stock to the Investors in consideration of their cash payment and cancellation of any outstanding Senior Secured Notes. No shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain. For additional information, see Note 10, "Starboard Investment" to the consolidated financial statements.
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
At December 31, 2023, our primary sources of liquidity are cash and cash equivalents on hand and cash generated from our operating activities. Our cash and cash equivalents on hand includes proceeds of the completed Rights Offering and Concurrent Private Rights Offering (each as defined in Note 10 to the consolidated financial statements).
The Company’s expected contribution to Benchmark to fund its portion of the Purchase Price for the Revolution Transaction is $57.5 million, which the Company anticipates will be funded from cash on hand. The remainder of the Purchase Price is expected to be funded by a combination of borrowings by Benchmark under a new revolving credit agreement of approximately $72.5 million and the remaining being funded through a cash contribution of approximately $15 million from McArron Partners, the other investor in Benchmark.
Furthermore, we intend to grow our company by acquiring additional operating businesses and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of this Annual Report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors”. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $403.2 million at December 31, 2023, compared to $349.4 million at December 31, 2022.
Cash Flows Summary
The net change in cash and cash equivalents and restricted cash for the periods presented was comprised of the following:

	Years Ended December 31,
	2023	2022
	(In thousands)
Net cash provided by (used in):
Operating activities	$(22,506)	$(37,336)
Investing activities	16,178	184,464
Financing activities	58,632	(166,137)
Effect of exchange rates on cash and cash equivalents	1	(2,566)
Increase (decrease) in cash and cash equivalents	$52,305	$(21,575)

Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Years Ended December 31,
	2023	2022
	(In thousands)
Net income (loss) including noncontrolling interests in subsidiaries	$68,930	$(110,939)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash used in operating activities:
Depreciation, depletion and amortization	14,728	13,514
Amortization of debt discount and issuance costs	—	90
Change in fair values Series A redeemable convertible preferred stock embedded derivatives, Series A warrants and Series B warrants	(6,716)	(15,106)
Loss on exercise of Series A warrants	—	2,004
Gain on exercise of Series B warrants	(1,525)	—
Compensation expense for share-based awards	3,297	3,820
(Gain) loss on foreign currency exchange	(53)	3,324
Change in fair value of equity securities	(31,423)	263,695
Loss (gain) on sale of equity securities	10,930	(125,318)
Unrealized gain on derivatives	(781)	—
Earnings on equity investment in joint venture	(4,167)	(42,531)
Deferred income taxes	(3,657)	(17,810)
Changes in assets and liabilities:
Accounts receivable	(70,313)	998
Inventories	3,301	(5,291)
Prepaid expenses and other assets	(820)	(5,986)
Accounts payable and accrued expenses	(4,651)	(136)
Royalties and contingent legal fees payable	751	(1,764)
Deferred revenue	(337)	100
Net cash used in operating activities	$(22,506)	$(37,336)
Cash receipts from ARG's licensees totaled $12.2 million and $16.6 million for the years ended December 31, 2023 and 2022, respectively. Cash receipts from Printronix's customers totaled $37.3 million and $40.5 million for the years ended December 31, 2023 and 2022, respectively. Cash receipts from Benchmark's customers totaled $1.8 million for the post acquisition period from November 13, 2023 through December 31, 2023. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash used in operations for the year ended December 31, 2023 was $22.5 million, compared to $37.3 million in the prior year. The decrease in cash used in operations was primarily due to net outflows from the total changes in assets and liabilities (refer to Working Capital discussion below), increase in accounts receivable and inventory related sales, and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at December 31, 2023 increased to $87.0 million, compared to $15.1 million at December 31, 2022, which was comprised of the changes in assets and liabilities presented above. The increase is primarily due to change in accounts receivable, which is related to the timing of the cash receipts related to Intellectual Property Operations Business.

Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Years Ended December 31,
	2023	2022
	(In thousands)
Acquisition, net of cash acquired (Note 3)	$(9,409)	$—
Cash reinvested	9,965	—
Patent acquisition	(6,000)	(5,000)
Purchases of equity securities	(13,072)	(112,142)
Sales of equity securities	32,106	273,934
Distributions received from equity investment in joint venture	2,777	28,404
Purchases of property and equipment	(189)	(732)
Net cash provided by investing activities	$16,178	$184,464
Cash flows from investing activities for the year ended December 31, 2023 decreased to $16.2 million, as compared to cash flow of $184.5 million in the prior year, primarily due to net cash inflows from our Life Sciences Portfolio, trading securities portfolio equity securities transactions and Acacia's acquisition of Benchmark in 2023. Refer to “Other Income/Expense – Equity Securities Investments” and “Recent Business Developments and Trends - Acquisitions” above and Notes 3 and 4 to the consolidated financial statements elsewhere herein for additional information related to Acacia's acquisition of Benchmark and Life Sciences Portfolio, respectively.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Years Ended December 31,
	2023	2022
	(In thousands)
Repurchase of common stock	$—	$(50,988)
Paydown of Revolving Credit Facility	(7,700)	—
Paydown of Senior Secured Notes	(60,000)	(120,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,400)	(2,799)
Taxes paid related to net share settlement of share-based awards	(614)	(1,600)
Proceeds from Rights Offering	79,111	—
Proceeds from exercise of Series A warrants	—	9,250
Proceeds from exercise of Series B warrants	49,000	—
Proceeds from exercise of stock options	235	—
Net cash provided by (used in) financing activities	$58,632	$(166,137)
Cash inflows from financing activities for the year ended December 31, 2023 increased to $58.6 million, as compared to cash outflow of $166.1 million in the prior year, primarily due to activity related to the Rights Offering and Concurrent Private Rights Offering. On October 30, 2022, the Company entered into a Recapitalization Agreement with Starboard and the Investors. On July 13, 2023, Starboard completed the Series B Warrants Exercise through a combination of a "Note Cancellation" and a "Limited Cash Exercise." Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.
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
We believe that of the significant accounting policies discussed in Note 2 to the consolidated financial statements included elsewhere herein, the following accounting policies require our most difficult, subjective or complex assumptions, judgments and estimates:
•revenue recognition;
•estimates of crude oil and natural gas reserves
•valuation of long-lived assets, goodwill and other intangible assets;
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
Benchmark recognizes revenue when performance obligations are satisfied at the point control of the product is transferred to the customer. Virtually all of Benchmark's contracts' pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil and natural gas products and prevailing supply and demand conditions. As a result, the price of the oil and natural gas fluctuate to remain competitive with other available oil and natural gas supplies. To the extent actual volumes and prices of oil and natural gas products are unavailable at the time of reporting, Benchmark will estimate the amounts. For additional information regarding Benchmark's revenues, refer to Note 2 to the consolidated financial statements. The differences between such estimates and actual amounts of oil and natural gas sales are recorded in the following month upon receipt of payment from the customer and any differences have historically been insignificant.
Estimate of Crude Oil and Natural Gas Reserves
Estimates of crude oil and natural gas reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Estimated crude oil and natural gas reserves affect the carrying value of oil and gas properties, depreciation, depletion and amortizations, asset retirement obligations, and evaluation of impairment of oil and natural gas properties. Changes in the estimated reserves could have a significant impact on future results of operations.
Valuation of Long-lived Assets, Goodwill and Other Intangible Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. For additional information regarding ARG's patent portfolio valuation estimates, refer to Note 2 to the consolidated financial statements. The Company did not record any long-lived asset, patent or other intangible asset impairment charges for the years ended December 31, 2023 and 2022.
Goodwill asset impairment reviews include determining the estimated fair values of our reporting units. We evaluate Goodwill for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may vary materially from the forecasts. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to operations as an impairment loss. The Company's goodwill balance relates to primarily Printronix, which was acquired on October 7, 2021, and Benchmark, which was acquired on November 13, 2023, refer to Notes 1 and 3 to the consolidated financial statements for additional information. The Company did not record any goodwill impairment charges for the years ended December 31, 2023 and 2022.
Valuation of Series B Warrants
The fair value of the Series B Warrants are estimated using a Black-Scholes option-pricing model. Refer to Note 9 to the consolidated financial statements for detailed information related to these fair value measurements. Of the assumptions used in the Black-Scholes option-pricing model, volatility changes would have the most significant impact on the fair value. As of December 31, 2023, the fair value of the Series B Warrants is zero. Refer to Note 10 to the consolidated financial statements for more information.
Valuation of Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. An as-converted value was used to estimate the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock when it was outstanding. Refer to Note 11 to the consolidated financial statements for detailed information related to this fair value measurement. Of the assumptions used in the as-converted model, discount rate changes had the most significant impact on the fair value. As of December 31, 2023, the fair value of the embedded derivative in the Series A Redeemable Convertible Preferred Stock is zero because it is no longer outstanding. Refer to Note 10 to the consolidated financial statements for more information.
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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2023 and 2022. These assets primarily consist of foreign tax credits and net operating loss carryforwards. Refer to Note 17 to the consolidated financial statements for additional information.
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
As of December 31, 2023 and 2022, the carrying value of our equity investments in public and private companies was $99.8 million and $98.4 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of December 31, 2023, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $599,000 in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts, a note receivable and certain equity security investments. As of December 31, 2023, a hypothetical 10% change in exchange rates related to our at risk foreign denominated equity securities would have approximately a $5.7 million effect on our financial position and results of operations.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e)and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Group adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
Code of Conduct
We have adopted a Code of Conduct that applies to all employees, including our principal executive officer and principal financial officer and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

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
4.1
Description of Acacia Research Corporation Capital Stock (incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)

10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
10.2*
Acacia Research Corporation Amended and Restated Executive Severance Policy (incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.3*	2013 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Annex A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 24, 2013)
10.4*	Form of Stock Issuance Agreement under the 2013 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K on May 22, 2013)
10.5*
2016 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2016, filed on August 9, 2016)

10.6*
Form of Stock Option Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017)

10.7*
Form of Stock Issuance Agreement under the 2016 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 10, 2017)

10.8*
Form of Profits Interest Agreement Under AIP Operation LLC Profits Interest Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2017, filed on May 10, 2017)

10.9*
Employment Agreement, dated June 19, 2020, by and between Acacia Research Group, LLC and Marc W. Booth (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 25, 2020)

10.10*
Employment Agreement, dated June 4, 2020, by and between Acacia Research Group, LLC and Richard Rosenstein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 4, 2020)

10.11*
Separation Agreement and General Release of Claims, effective November 28, 2022, among Acacia Research Group LLC, and Lawrence Wesley Golby (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023)

10.12*
Consulting Agreement, effective January 28, 2023, among Acacia Research Corporation and Richard Rosenstein (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 17, 2023)

10.13*
Employment Agreement, effective March 16, 2021, by and between Acacia Research Group, LLC and Jason Soncini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2021)

10.14*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 3, 2023)
10.15*
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 3, 2023)

10.16*
Amended and Restated Employment Agreement, effective February 13, 2024, by and between Acacia Research Corporation and Martin D. McNulty, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2024)

10.17*#	Employment Agreement, effective May 3, 2023, among Acacia Research Corporation and Robert Rasamny (filed herewith as Exhibit 10.17)
10.18
Recapitalization Agreement dated October 30, 2022, by and among Acacia Research Corporation, Starboard Value Partners LP and the investors listed on the Schedule of Investors attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2022)

10.19
Amended and Restated Registration Rights Agreement dated as of February 14, 2023, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2023)

10.20
Purchase and Sale Agreement dated February 16, 2024 by and between Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC, as Sellers, and BE Anadarko II, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2024)

10.21#	Services Agreement dated December 12, 2023 by and between Starboard Value LP and Acacia Research Corporation (filed herewith as Exhibit 10.21)
16.1	Letter from BDO USA LLC to the SEC dated September 7, 2022 (incorporated by reference to the Current Report on Form 8-K filed on September 7, 2022)
21.1#	List of Subsidiaries
23.1#	Consent of Independent Registered Public Accounting Firm, GRANT THORNTON LLP
24.1	Power of Attorney (included in the signature page hereto).
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
97.1#	Acacia Research Corporation Compensation Recovery Policy

101#
The following financial statements from the Company’s Annual Report on Form 10-K for the years ended December 31, 2023 and 2022, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104#	Cover Page Interactive Data File (formatted in iXBRL and included in Exhibit 101).
____________________
*The referenced exhibit is a management contract, compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(a)(3) of Form 10-K.
**    This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any schedules or exhibits so furnished.
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

ACACIA RESEARCH CORPORATION

Dated: March 14, 2024	By:	/s/ Martin D. McNulty Jr.
Martin D. McNulty Jr.
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

Signature	Title	Date

/s/ Martin D. McNulty Jr.	Chief Executive Officer and Director	March 14, 2024
Martin D. McNulty Jr.	(Principal Executive Officer)

/s/ Kirsten Hoover	Interim Chief Financial Officer	March 14, 2024
Kirsten Hoover	(Principal Financial and Accounting Officer)

/s/ Gavin Molinelli	Director	March 14, 2024
Gavin Molinelli

/s/ Isaac Kohlberg	Director	March 14, 2024
Isaac Kohlberg

/s/ Maureen O'Connell	Director	March 14, 2024
Maureen O'Connell

/s/ Geoffrey Ribar	Director	March 14, 2024
Geoffrey Ribar

/s/ Ajay Sundar	Director	March 14, 2024
Ajay Sundar

/s/ Katharine Wolanyk	Director	March 14, 2024
Katharine Wolanyk

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Acacia Research Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Acacia Research Corporation and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, Series A redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
Fair value measurement of the embedded derivative in the Series A Redeemable Convertible Preferred Stock
As described further in Note 10 and Note 11 to the consolidated financial statements, certain features of the Series A Redeemable Convertible Preferred Stock should be bifurcated and accounted for as a derivative. The Company determined that the embedded features would continue to be bifurcated from the host Series A Redeemable Convertible Preferred Stock and accounted for separately as a compound derivative until its conversion to common stock on July 13, 2023 in connection with Recapitalization agreement. We identified the fair value measurement of the embedded derivative in the Series A Redeemable Convertible Preferred Stock as a critical audit matter.

The principal consideration for our determination that the fair value measurement of the embedded derivative in the Series A Redeemable Convertible Preferred Stock as a critical audit matter is as follows. There is limited observable market data available for the embedded derivative as it is a complex financial instrument and, as such, the fair value measurement requires management to make complex judgments in order to identify and select the significant assumptions, which include, among other things, the credit-risk adjusted discount rate. In addition, the fair value measurement of the embedded derivative requires the use of complex financial models. As a result, obtaining sufficient appropriate audit evidence related to the fair value measurement requires significant auditor subjectivity.
Our audit procedures related to the fair value measurement of the embedded derivative included the following, among others.
•With the assistance of our firm valuation specialists, we evaluated the reasonableness of the Company’s valuation methodology and assumptions by: (1) comparing selected assumptions against available market data and historical amounts and (2) validating the mathematical accuracy of the model by developing an independent calculation and comparing to management’s concluded valuations.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2022.
New York, New York
March 14, 2024

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2023	2022

ASSETS
Current assets:
Cash and cash equivalents	$340,091	$287,786
Equity securities	63,068	61,608
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	80,555	8,231
Inventories	10,921	14,222
Prepaid expenses and other current assets	23,127	19,388
Total current assets	554,512	427,985

Property, plant and equipment, net	2,356	3,537
Oil and natural gas properties, net	25,117	—
Goodwill	8,990	7,541
Other intangible assets, net	33,556	36,658
Operating lease, right-of-use assets	1,872	2,005
Deferred income tax assets, net	2,915	—
Other non-current assets	4,227	5,202
Total assets	$633,545	$482,928

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,261	$6,036
Accrued expenses and other current liabilities	8,405	14,058
Accrued compensation	4,207	4,737
Royalties and contingent legal fees payable	10,786	699
Deferred revenue	977	1,229
Senior secured notes payable	—	60,450
Total current liabilities	27,636	87,209

Deferred revenue, net of current portion	458	568
Series A embedded derivative liabilities	—	16,835
Series B warrant liabilities	—	84,780
Long-term lease liabilities	1,736	1,873
Deferred income tax liabilities, net	—	742
Revolving credit facility	10,525	—
Other long-term liabilities	3,581	1,675
Total liabilities	43,936	193,682

Commitments and contingencies

Series A redeemable convertible preferred stock, par value $0.001 per share; stated value $100 per share; zero and 350,000 shares authorized, issued and outstanding as of December 31, 2023 and 2022, respectively; aggregate liquidation preference of zero and $35,000 as of December 31, 2023 and 2022, respectively	—	19,924

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 99,895,473 and 43,484,867 shares issued and outstanding as of December 31, 2023 and 2022, respectively	100	43
Treasury stock, at cost, 16,183,703 shares as of December 31, 2023 and 2022	(98,258)	(98,258)
Additional paid-in capital	906,153	663,284
Accumulated deficit	(239,729)	(306,789)
Total Acacia Research Corporation stockholders' equity	568,266	258,280

Noncontrolling interests	21,343	11,042

Total stockholders' equity	589,609	269,322

Total liabilities, redeemable convertible preferred stock, and stockholders' equity	$633,545	$482,928
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Years Ended December 31,
	2023	2022

Revenues:
Intellectual property operations	$89,156	$19,508
Industrial operations	35,098	39,715
Energy operations	848	—
Total revenues	125,102	59,223

Costs and expenses:
Cost of revenues - intellectual property operations	34,164	18,029
Cost of revenues - industrial operations	18,009	19,359
Cost of production - energy operations	656	—
Engineering and development expenses - industrial operations	735	626
Sales and marketing expenses - industrial operations	6,908	8,621
General and administrative expenses	43,694	52,680
Total costs and expenses	104,166	99,315
Operating income (loss)	20,936	(40,092)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	31,423	(263,695)
(Loss) gain on sale of equity securities	(10,930)	125,318
Earnings on equity investment in joint venture	4,167	42,531
Net realized and unrealized gain (loss)	24,660	(95,846)
Change in fair value of the Series A and B warrants and embedded derivatives	8,241	13,102
Gain (loss) on foreign currency exchange	53	(3,324)
Interest expense on Senior Secured Notes	(1,930)	(6,432)
Interest income and other, net	15,466	5,442
Total other income (expense)	46,490	(87,058)

Income (loss) before income taxes	67,426	(127,150)

Income tax benefit	1,504	16,211

Net income (loss) including noncontrolling interests in subsidiaries	68,930	(110,939)

Net income attributable to noncontrolling interests in subsidiaries	(1,870)	(14,126)

Net income (loss) attributable to Acacia Research Corporation	$67,060	$(125,065)

Income (loss) per share:
Net income (loss) attributable to common stockholders - Basic	$55,140	$(133,035)
Weighted average number of shares outstanding - Basic	75,296,025	42,460,504
Basic net income (loss) per common share	$0.73	$(3.13)
Net income (loss) attributable to common stockholders - Diluted	$53,208	$(133,035)
Weighted average number of shares outstanding - Diluted	92,411,818	42,460,504
Diluted net income (loss) per common share	$0.58	$(3.13)
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Year Ended December 31, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	67,060	1,870	68,930
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,390)	(1,390)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,230	—	—	—	(3,230)	—	—	(3,230)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,400)	—	—	(1,400)
Conversion of Series A Redeemable Convertible Preferred Stock to common stock	(350,000)	(23,154)	9,616,746	10	—	36,023	—	—	36,033
Exercise of Series B warrants	—	—	31,506,849	32	—	129,462	—	—	129,494
Stock options exercised	—	—	67,500	—	—	235	—	—	235
Issuance of common stock from the Rights Offering	—	—	15,068,753	15	—	79,096	—	—	79,111
Issuance of common stock for vesting of restricted stock units	—	—	327,684	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(34,167)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(142,759)	—	—	(614)	—	—	(614)
Compensation expense for share-based awards	—	—	—	—	—	3,297	—	—	3,297
Acquisition of Benchmark	—	—	—	—	—	—	$—	$9,821	$9,821
Balance at December 31, 2023	—	$—	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$21,343	$589,609

	Year Ended December 31, 2022
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	350,000	$14,753	48,807,748	$49	$(47,281)	$648,389	$(181,724)	$11,042	$430,475
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(125,065)	14,126	(110,939)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(14,126)	(14,126)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	5,171	—	—	—	(5,171)	—	—	(5,171)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(2,799)	—	—	(2,799)
Exercise of Series A warrants	—	—	5,000,000	5	—	20,645	—	—	20,650
Issuance of common stock for vesting of restricted stock units	—	—	646,668	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	197,999	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(372,314)	—	—	(1,600)	—	—	(1,600)
Compensation expense for share-based awards	—	—	—	—	—	3,820	—	—	3,820
Repurchase of common stock	—	—	(10,795,234)	(11)	(50,977)	—	—	—	(50,988)
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$68,930	$(110,939)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash used in operating activities:
Depreciation, depletion and amortization	14,728	13,514
Amortization of debt discount and issuance costs	—	90
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	(3,954)	(1,613)
Change in fair value of Series A warrants	—	(1,895)
Change in fair value of Series B warrants	(2,762)	(11,598)
Loss on exercise of Series A warrants	—	2,004
Gain on exercise of Series B warrants	(1,525)	—
Compensation expense for share-based awards	3,297	3,820
(Gain) loss on foreign currency exchange	(53)	3,324
Change in fair value of equity securities	(31,423)	263,695
Loss (gain) on sale of equity securities	10,930	(125,318)
Earnings on equity investment in joint venture	(4,167)	(42,531)
Unrealized gain on derivatives	(781)	—
Deferred income taxes	(3,657)	(17,810)
Changes in assets and liabilities:
Accounts receivable	(70,313)	998
Inventories	3,301	(5,291)
Prepaid expenses and other assets	(820)	(5,986)
Accounts payable and accrued expenses	(4,651)	(136)
Royalties and contingent legal fees payable	751	(1,764)
Deferred revenue	(337)	100
Net cash used in operating activities	(22,506)	(37,336)

Cash flows from investing activities:
Acquisition, net of cash acquired (Note 3)	(9,409)	—
Cash reinvested	9,965	—
Patent acquisition	(6,000)	(5,000)
Purchases of equity securities	(13,072)	(112,142)
Sales of equity securities	32,106	273,934
Distributions received from equity investment in joint venture	2,777	28,404
Purchases of property and equipment	(189)	(732)
Net cash provided by investing activities	16,178	184,464

Cash flows from financing activities:
Repurchase of common stock	—	(50,988)
Paydown of Revolving Credit Facility	(7,700)	—
Paydown of Senior Secured Notes	(60,000)	(120,000)
Dividend on Series A Redeemable Convertible Preferred Stock	(1,400)	(2,799)
Taxes paid related to net share settlement of share-based awards	(614)	(1,600)
Proceeds from Rights Offering	79,111	—
Proceeds from exercise of Series A warrants	—	9,250
Proceeds from exercise of Series B warrants	49,000	—
Proceeds from exercise of stock options	235	—
Net cash provided by (used in) financing activities	58,632	(166,137)

Effect of exchange rates on cash and cash equivalents	1	(2,566)

Increase (decrease) in cash and cash equivalents	52,305	(21,575)

Cash and cash equivalents, beginning	287,786	309,361

Cash and cash equivalents, ending	$340,091	$287,786

Supplemental schedule of cash flow information:
Interest paid	$2,513	$7,229
Income taxes paid	831	384
Noncash investing and financing activities:
Accrued patent costs	4,000	9,000
Distribution to noncontrolling interests in subsidiaries	1,390	14,126
The accompanying notes are an integral part of these consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or “our”) is focused on acquiring and managing companies across industries including but not limited to the industrial, energy, technology, and healthcare verticals. We focus on identifying, pursuing and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex situations where we believe value is not fully recognized, the value of certain operations are masked by a diversified business mix, or where private ownership has not invested the capital and/or resources necessary to support long-term value. Through our public market activities, we aim to initiate strategic block positions in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such Special Purpose Acquisition Companies, which are narrowly focused on completing one singular, defining acquisition.
Our focus is companies with market values in the sub-$2 billion range and particularly on businesses valued at $1 billion or less. We are, however, opportunistic, and may pursue acquisitions that are larger under the right circumstance.
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (together with certain funds and accounts affiliated with, or managed by, Starboard Value LP, “Starboard”), the Company's controlling shareholder, provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities. Refer to Note 10 for additional information.
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions in connection with the Recapitalization. Subsequently, and in accordance with the terms contained in the Second Amended and Restated Certificate of Designations and the Recapitalization Agreement, on July 13, 2023, Starboard converted an aggregate amount of 350,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Convertible Preferred Stock”) into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends (the “Preferred Stock Conversion”). Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Company’s Series B Warrants (the “Series B Warrants”), on July 13, 2023, Starboard also exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock (the “Series B Warrants Exercise” and, together with the Preferred Stock Conversion, the “Recapitalization Transactions”), the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (as described further in Note 10, the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million. As a result of the Recapitalization Transactions, Starboard beneficially owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date. No shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any

Senior Secured Notes remain outstanding. Refer to Note 10 for a detailed description of the Recapitalization and the Recapitalization Transactions.
Intellectual Property Operations – Patent Licensing, Enforcement and Technologies Business
The Company through its Patent Licensing, Enforcement and Technologies Business invests in intellectual property and related absolute return assets and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under our wholly owned subsidiary, Acacia Research Group, LLC, and its wholly-owned subsidiaries (collectively, “ARG”), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
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
During the years ended December 31, 2023 and 2022, ARG did not obtain control of any new patent portfolios.
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
Energy Operations Acquisition
In November 13, 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC ("Benchmark"). Headquartered in Austin, TX, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Benchmark’s existing assets consist of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company's consolidated financial statements include Benchmark's consolidated operations from November 13, 2023 through December 31, 2023. Refer to Note 3 for additional information related to the Benchmark acquisition.
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
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Benchmark is included in the Company's consolidated financial statements because Benchmark is a variable interest entity ("VIE"). We determined that we have the power to direct the activities that most significantly impact Benchmark's economic performance and we (i) are obligated to absorb the losses that could be significant to Benchmark or (ii) hold the right to receive benefits from Benchmark that could potentially be significant to it.
Segment Reporting
The Company uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. Refer to Note 19 for additional information regarding our three reportable business segments: Intellectual Property Operations, Industrial Operations and Energy Operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, estimates of variable consideration for revenue, including sales returns, the valuation of equity securities without readily determinable fair value, the determination of excess and obsolete inventories, allowance for credit losses and product warranty liabilities, the valuation of Series A redeemable convertible preferred stock, embedded derivatives, and Series B warrants, estimated crude oil and natural gas reserves, fair value of assets and liabilities acquired in a business combination, stock-based compensation expense, impairment of goodwill, patent-related and other intangible assets, the determination of the economic useful life of amortizable intangible assets, and income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.

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
License revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2023	2022
	(In thousands)
Paid-up license revenue agreements	$87,835	$17,788
Recurring License Revenue Agreements	1,321	1,720
Total	$89,156	$19,508
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
Revenues for products are generally recognized upon shipment, whereas revenues for services are generally recognized over time, assuming all other criteria for revenue recognition have been met. As a practical expedient, incremental costs of obtaining a contract are expensed as incurred when the expected amortization period is one year or less. Service revenue commissions are tied to the revenue recognized during the current year of the related sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.

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
Printronix's net revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2023	2022
	(In thousands)
Printers, consumables and parts	$31,604	$35,432
Services	3,494	4,283
Total	$35,098	$39,715
Refer to Note 19 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $1.4 million and $1.7 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2023 and 2022, respectively.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $567,000 and $681,000 as of December 31, 2023 and 2022, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of December 31, 2023 are expected to be recognized over a period of approximately two years.
Energy Operations
Benchmark recognizes revenues from sales of oil and natural gas products upon transfer of control of the product to the customer. Benchmark's contracts' pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil and natural gas products and prevailing supply and demand conditions. As a result, the price of the oil and natural gas fluctuate to remain competitive with other available oil and natural gas supplies. To the extent actual volumes and prices of oil and natural gas products are unavailable at the time of reporting, Benchmark will estimate the amounts. Benchmark records the differences between such estimates and actual amounts of oil and natural gas sales in the following month upon receipt of payment from the customer and any differences have historically been insignificant.
Benchmark sells oil production to customers at the wellhead or other contractually agreed upon delivery locations. Revenue is recognized when control transfers to the customer upon delivery to the contractually agreed upon delivery point, at which the customer takes custody, title, and risk of loss of the product. Revenue is recorded based on contract pricing terms which reflect prevailing market prices, net of pricing differentials. Oil revenue is recognized during the month in which control transfers to the customer, and it is probable Benchmark will collect the consideration it is entitled to receive.

Benchmark's natural gas and natural gas liquids are sold to midstream customers at the lease location, inlet of the midstream entity’s gathering system, the tailgate of a natural gas processing plant, or other contractual delivery point. The midstream entity gathers, processes, and remits proceeds to Benchmark for the resulting sale of natural gas and natural gas liquids, and generally includes a reduction for contractual fees and for percent of proceeds. For the contracts where Benchmark maintains control through the outlet of the midstream processing facility, Benchmark recognizes revenue on a gross basis, with gathering, transportation, and processing fees presented as an expense on the consolidated statements of operations. Alternatively, where Benchmark relinquishes control at the inlet of the midstream processing facility, Benchmark recognizes natural gas and natural gas liquids revenues are based on the net amount of the proceeds received from the midstream processing entity as customer.
Benchmark's proportionate share of production from non-operated properties is generally marketed at the discretion of the operators with Benchmark receiving a net payment from the operator representing Benchmark's proportionate share of sales proceeds, which is net of costs incurred by the operator, if any. Such non-operated revenues are recognized at the net amount of proceeds to be received by Benchmark during the month in which production occurs, and it is probable Benchmark will collect the consideration it is entitled to receive. Proceeds are generally received by Benchmark within two to three months after the month in which production occurs.
Benchmark's revenue from November 13, 2023 through December 31, 2023 were comprised of the following (in thousands):

Oil sales	$256
Natural gas sales	372
Natural gas liquids sales	220
Total	$848
Cost of Revenues and Cost of Production
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

	Years Ended December 31,
	2023	2022
	(In thousands)
Inventor royalties	$1,025	$1,212
Contingent legal fees	10,998	2,444
Litigation and licensing expenses	10,771	3,970
Amortization of patents	11,370	10,403
Total	$34,164	$18,029
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
Industrial Operations
Included in cost of revenues are inventory costs (refer to "Inventories" below), indirect labor, overhead and warranty costs. Printronix offers both assurance-type and service-type product warranties with varying terms depending on the product, region and customer contracts. Warranty periods range from three months to two years. The provision for warranty costs is determined by applying the historical claims experience and estimated repair costs to the outstanding units under warranty.
The following is a summary of the accrued warranty liabilities, which are included in accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheets:

	Years Ended December 31,
	2023	2022
	(In thousands)
Beginning balance	$131	$222
Estimated future warranty expense	65	25
Warranty claims settled	(100)	(116)
Ending balance	$96	$131
Energy Operations
Cost of production includes production costs, including lease operating expenses, production taxes, gathering transportation, and marketing costs, are expensed as incurred.
Concentrations
Financial instruments that potentially subject the Company to concentrations of credit risk are cash equivalents and accounts receivable. The Company places its cash equivalents primarily in highly rated money market funds, investments in U.S. treasury securities and investment grade marketable securities. Cash and cash equivalents are also invested in deposits and other high quality money market instruments with certain financial institutions and majority of the bank accounts exceed federally insured limits. The Company has not experienced any significant losses on its deposits of cash and cash equivalents.
Intellectual Property Operations
Two licensees individually accounted for 59% and 26% of revenues recognized during the year ended December 31, 2023. Three licensees accounted for more than 10% of total recognized revenue, ranging from 15% to 27%, during the year ended December 31, 2022.
Historically, ARG has not had material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable license revenue arrangement, for the years ended December 31, 2023 and

2022, 10% and 3%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. Refer to Note 19 for additional information regarding revenue from customers by geographic region.
Two licensees individually represented approximately 72% and 26% of accounts receivable at December 31, 2023. Two licensees individually represented approximately 57% and 43% of accounts receivable at December 31, 2022.
Industrial Operations
No single Printronix customer accounted for more than 10% of revenue for the years ended December 31, 2023 and 2022. Printronix has significant foreign operations, refer to Note 19 for additional information regarding net sales to customers by geographic region.
Two Printronix customers individually accounted for 19% and 10% of accounts receivable as of December 31, 2023, and two customers individually accounted for 15% and 11% of accounts receivable as of December 31, 2022. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Printronix customer base and by periodic customer credit evaluations performed by Printronix.
One Printronix vendor individually accounted for 12% of purchases for the year ended December 31, 2023 and no single Printronix vendor accounted for 10% or more of purchases for the year ended December 31, 2022. Accounts payable to six vendors represented 12% to 24% of accounts payable as of December 31, 2023, and two vendors represented 21% and 13% of accounts payable as of December 31, 2022.
Energy Operations
Five Benchmark customers accounted for more than 10% of total revenues recognized, ranging from 11% to 29%, during the period from November 13, 2023 through December 31, 2023. Two Benchmark customers individually accounted for 27% and 20% of accounts receivable as of December 31, 2023. Benchmark does not have any foreign operations, refer to Note 19 for additional information regarding revenue from customers by geographic region.
Benchmark's financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and supply and demand for, crude oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond Benchmark's control. These factors include the level of global and regional supply and demand for the petroleum products, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. Benchmark cannot predict future oil and natural gas prices with any degree of certainty.
Sustained weakness in oil and natural gas prices may adversely affect the financial condition and results of operations and may also reduce the amount of net oil and natural gas reserves Benchmark can produce economically. Similarly, any improvement in oil and natural gas prices can have a favorable impact on the Benchmark's financial condition, results of operations, and capital resources.
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
Equity Securities
Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in the consolidated statements of operations in other income or (expense). Dividend income is included in other income or (expense). Refer to Note 4 for additional information.

Equity Securities Without Readily Determinable Fair Value
For equity securities that do not have a readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in the consolidated statements of operations in other income or (expense). To date, the Company has not recorded any impairments nor upward or downward adjustments on our equity securities without readily determinable fair values held as of December 31, 2023 and 2022. Refer to Note 4 for additional information.
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
Investment at Fair Value
On an individual investment basis, Acacia may elect to account for investments in companies where the Company has the ability to exercise significant influence over operating and financial policies of the investee, at fair value. If the fair value method is applied to an investment that would otherwise be accounted for under the equity method of accounting, it is applied to all of the financial interests in the same entity that are eligible items (i.e., common stock and warrants). As part of the Company’s equity securities in the Life Sciences Portfolio, the Company has elected to apply the fair value method to one investment, refer to Note 4 for additional information.
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

Accounts Receivable and Allowance for Credit Losses
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for credit losses established as of December 31, 2023 and 2022.
Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of December 31, 2023 and 2022, Printronix's combined allowance for credit losses and allowance for sales returns was $56,000 and $22,000, respectively.
Energy Operations
Benchmark's oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark's accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management's best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for credit losses established as of December 31, 2023.
Inventories
Printronix's inventories, which include material, labor and overhead costs, are valued at the lower of cost or net realizable value. Cost is determined at standard cost adjusted on a first-in, first-out basis for variances. Cost includes shipping and handling fees and other costs, including freight insurance and customs duties for international shipments, which are subsequently expensed to cost of sales. Printronix evaluates and records a provision to reduce the carrying value of inventory for estimated excess and obsolete stocks based upon forecasted demand, planned obsolescence and market conditions. Refer to Note 5 for additional information related to Printronix's inventories.
Long-Term Notes Receivable
On October 13, 2021, Adaptix Limited issued £2.95 million, approximately $4.0 million at the exchange rate on October 13, 2021, in limited unsecured notes due in 2026 to Radcliffe 2 Ltd., a subsidiary of the Company. The interest rate on the notes is 8.0% per year. During the years ended December 31, 2023 and 2022, we recorded $146,000 and $291,000, respectively, in interest income related to the notes. During September 2023, the Company assessed the collectability of the limited unsecured notes based on the Adaptix's capability of repaying the limited unsecured notes according to its terms. As such, of the $3.8 million limited unsecured notes and $515,000 in interest receivable, the Company collected $2 million and wrote off the remaining limited unsecured notes totaling $2.3 million which is reflected in interest income and other, net on the consolidated statements of operations. As of December 31, 2023 and 2022, the receivable including interest was zero and $3.9 million, respectively, and was included in other non-current assets in the consolidated balance sheets.

Derivative Financial Instruments
Benchmark records open derivative instruments at fair value as either commodity derivative assets or liabilities. Benchmark has not designated any derivative instruments as cash-flow hedges, but uses these instruments to reduce exposure to fluctuations in commodity prices related to production. Unrealized gains and losses, at fair value, are included in the consolidated balance sheets as prepaid expenses and other current assets or other non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Realized and unrealized changes in the fair value of our commodity derivative contracts are included in other income or (expense) in the consolidated statements of operations for the period as they occur. Refer to Note 11 for additional information.
Property, Plant and Equipment
Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal. Refer to Note 6 for additional information. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives of the assets:

Machinery and equipment	2 to 10 years
Furniture and fixtures	3 to 5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	2 to 5 years (Lesser of lease term or useful life of improvement)
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At December 31, 2023, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas properties are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized costs of wells and related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
Capitalized costs related to proved oil, natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then an impairment charge is recognized in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. Refer to Note 7 for additional information.
Goodwill
Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. We evaluate goodwill for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. When evaluating goodwill for impairment, we estimate the fair value of the reporting unit. Several methods may be used to estimate a reporting unit’s fair value, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Refer to Note 8 for additional information.

Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable. The Company’s leases primarily consist of facility leases which are classified as operating leases. Lease expense is recognized on a straight-line basis over the lease term.
As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Refer to Note 13 for additional information.
Impairment of Long-lived Assets
ARG's patents include the cost of patents or patent rights acquired from third-parties or obtained in connection with business combinations. ARG's patent costs are amortized utilizing the straight-line method over their estimated useful lives, ranging from two to five years. Refer to Note 8 for additional information.
Printronix's intangible assets consist of trade names and trademarks, patents and customer and distributor relationships. These definite-lived intangible assets, at the time of acquisition, are recorded at fair value and are stated net of accumulated amortization. Printronix currently amortizes the definite-lived intangible assets on a straight-line basis over their estimated useful lives of seven years. Refer to Note 8 for additional information.
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
Series B Warrants
The fair value of the Series B Warrants was estimated using a Black-Scholes option-pricing model. Refer to Notes 10 and 11 for additional information related to the Series B Warrants and their fair value measurements.

Embedded Derivatives
Embedded derivatives that are required to be bifurcated from their host contract are valued separately from the host instrument. Refer to Notes 10 and 11 for additional information related to the embedded derivatives and their fair value measurements.
Revolving Credit Facility
On September 16, 2022, Benchmark entered into a credit agreement ( the "Credit Agreement") for a revolving credit facility (the "Revolver") and a term loan with a bank. The Revolver has an initial borrowing base of $25,000,000 and $75,000,000 maximum borrowing capacity. The Revolver matures on September 16, 2025. The availability under the Credit Agreement is subject to the borrowing base, which is redetermined on April 1 and October 1 of each year. On April 11, 2023, the borrowing base was reduced to $20,075,000 and a letter of credit was issued for $2,500,000. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the credit agreement. The term loan had funding of $3,500,000, which was paid in full between January 1 and April 28, 2023. Benchmark’s outstanding balance on the term loan was zero as of December 31, 2023.
The Revolver contains customary financial and non-financial covenants, the most restrictive of which are (i) current assets to current liabilities of not less than 1.0 to 1.0 and (ii) total debt to EBITDAX (as defined in the Credit Agreement) of not greater than 3.5 to 1.0 for the rolling periods as defined in the Credit Agreement. As of December 31, 2023, Benchmark was in compliance with these financial covenants.
In general, the borrowings under the credit facility bear interest at either the Alternate Base Rate (“ABR”) or Secured Overnight Financing Rate (“SOFR”). Either rate is adjusted upward by an applicable margin based on Benchmark's percentage of utilization of the credit facility. As of December 31, 2023, interest rate associated with the outstanding borrowings was 9.0% for the Revolver and 11.0% for the term loan. The credit facility provides for a commitment fee of 0.5 percent on the unused borrowings. As of December 31, 2023 the outstanding balance on the Revolver was $10.5 million.
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
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivables, current liabilities and revolving credit facility and term loan approximates their fair values due to their short-term maturities or the fact that the interest rate of the revolving credit facility is based upon current market rates. Refer to Note 11 for additional information.
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
Advertising
Printronix expenses advertising costs, including promotional literature, brochures and trade shows, as incurred. Advertising expense was approximately $636,000 and $315,000 during the years ended December 31, 2023 and 2022, respectively, and is included in sales and marketing expenses in the consolidated statements of operations.
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
Foreign Currency Gains and Losses
In connection with our Printronix business, the U.S. dollar is the functional currency for all of the foreign subsidiaries. Transactions that are recorded in currencies other than the U.S. dollar may result in transaction gains or losses at the end of the reporting period and when trade receipts and payments occur. For these subsidiaries, the assets and liabilities have been re-measured at the end of the period for changes in exchange rates, except inventories and property, plant and equipment, which have been remeasured at historical average rates. The consolidated statements of operations have been reevaluated at average rates of exchange for the reporting period, except cost of sales and depreciation, which have been reevaluated at historical rates. Although Acacia historically has not had material foreign operations, Acacia is exposed to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts and certain equity security investments. All foreign currency exchange activity is recorded in the consolidated statements of operations.
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
Basic net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury stock method or the as-converted method, or the two-class method for participating securities, whichever is more dilutive. Potentially dilutive common stock equivalents consist of stock options, restricted stock units, unvested restricted stock, Series A Redeemable Convertible Preferred Stock and Series B Warrants. Refer to Note 18 for additional information.
Recent Accounting Pronouncements
Recently Adopted
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to replace the incurred loss methodology with an expected credit loss model that requires consideration of a broader range of information to estimate credit losses over the lifetime of the asset, including current conditions and reasonable and supportable forecasts in addition to historical loss information, to determine expected credit losses. Pooling of assets with similar risk characteristics and the use of a loss model are also required. Also, in April 2019, the FASB issued ASU No. 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” to clarify the inclusion of recoveries of trade receivables previously written off when estimating an allowance for credit losses. The Company adopted the update on January 1, 2023. The adoption of the update did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.
In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” to require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with “Revenue from Contracts with Customers (Topic 606).” At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. The Company adopted the update on January 1, 2023. The adoption of the update did not have a material impact on the Company's financial position, results of operations or financial statement disclosures.
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
3. ACQUISITION
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Acacia has made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
The following unaudited pro forma summary presents consolidated information, as if the business combination had occurred on January 1, 2022:

	Years Ended December 31,
	2023	2022
	(Unaudited, in thousands)
Pro forma:
Revenues	$131,712	$64,195
Net income (loss) attributable to Acacia Research Corporation	66,755	(123,316)
We had material, nonrecurring pro forma adjustments directly attributable to the business combination included in the above pro forma revenues and net income. These adjustments included a decrease of $4.8 million in oil and natural gas properties related to the finalization of the valuations. In 2023, we incurred $1.7 million of acquisition-related costs. These expenses are included in general and administrative expenses for the year ended December 31, 2023.
The following table summarizes the consideration transferred to acquire Benchmark and the recognized amounts of identifiable assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred:
Cash	$10,000
Total consideration	$10,000

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$10,556
Trade receivables	1,385
Prepaid expenses and other current assets	1,644
Oil and natural gas properties, net	25,276
Other assets	361
Trade and other payables	(2,349)
Revolving credit facility	(18,225)
Other long-term liabilities	(276)
Noncontrolling interest	(9,821)
Total identifiable net assets	$8,551
Goodwill	$1,449
Intangible Assets and Liabilities
As of December 31, 2023, management has preliminary assessed the valuations of all acquired assets and liabilities assumed in the acquisition. The fair value of the noncontrolling interest is based on contractual terms of the purchase agreement. Goodwill of $1.4 million represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. None of the goodwill resulting from the acquisition is deductible for tax purposes. All of the goodwill acquired is allocated to the Benchmark reporting unit. Refer to Note 8 for additional information.

4. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
December 31, 2023:
Equity securities - Life Sciences Portfolio	$28,498	$28,600	$(20)	$57,078
Equity securities - other common stock	4,925	1,080	(15)	5,990
Total	$33,423	$29,680	$(35)	$63,068

December 31, 2022:
Equity securities - Life Sciences Portfolio	$28,498	$14,815	$(617)	$42,696
Equity securities - other common stock	34,885	4	(15,977)	18,912
Total	$63,383	$14,819	$(16,594)	$61,608
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase the Life Sciences Portfolio for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of December 31, 2023 and 2022, the total fair value of the remaining Life Sciences Portfolio investment was $82.8 million and $68.4 million, respectively.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. As of December 31, 2023 and 2022, the Company's investment in Arix was approximately 26% of Arix. In addition, two members of the Company's Board of Directors (the “Board”) had seats on the board of Arix, which is currently made up of six board members. Although the Company was presumed to have significant influence over operating and financial policies of Arix, we have elected to account for the investment under the fair value method. To date, the Company has not received any dividends from Arix. As of December 31, 2023, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. As of December 31, 2023, the aggregate carrying amount of our Arix investment was $57.1 million, and is included in equity securities in the consolidated balance sheet.
On November 1, 2023, the Company, through a wholly owned subsidiary, entered into an agreement (the “Arix Shares Purchase Agreement”) with RTW Biotech Opportunities Ltd. (“RTW Bio”) to sell its shares of Arix to RTW Bio for a purchase price of $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP), conditioned solely upon RTW Bio receiving the necessary approval from the United Kingdom’s Financial Conduct Authority to acquire indirect control (as defined for the purposes of the UK change in control regime under the Financial Services and Markets Act 2000) in of Arix Capital Management Limited. The Company determined that the Arix Shares Purchase Agreement met the characteristics of a forward contract and the fair market value was adjusted by $4.0 million to reflect the purchase agreement of $57.1 million. The $4 million was recorded as other income or (expense) in "Change in fair value of equity securities" for the year ended December 31, 2023. On January 19, 2024, the Company completed such sale for $57.1 million. Following the completion of the share sale, the Company no longer owns any shares of Arix.

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Years Ended December 31,
	2023	2022
	(In thousands)
Change in fair value of equity securities of public companies	$14,383	$(247,126)
Gain on sale of equity securities of public companies	—	111,717
Net realized and unrealized gain (loss)	$14,383	$(135,409)
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of December 31, 2023 and 2022, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the years ended December 31, 2023 and 2022, our consolidated earnings on equity investment was $4.2 million and $42.5 million, respectively, included in the consolidated statements of operations. During the year ended December 31, 2023, MalinJ1 made distributions of $2.8 million to Acacia and $1.4 million to noncontrolling interests. During the year ended December 31, 2022, MalinJ1 made distributions of $28.4 million to Acacia and $14.1 million to noncontrolling interests.
5. INVENTORIES
Printronix's inventories consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Raw materials	$3,961	$4,335
Subassemblies and work in process	1,882	3,045
Finished goods	5,578	7,340
	11,421	14,720
Inventory reserves	(500)	(498)
Total inventories	$10,921	$14,222

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Machinery and equipment	$3,035	$3,057
Furniture and fixtures	395	585
Computer hardware and software	312	660
Leasehold improvements	1,018	1,025
	4,760	5,327
Accumulated depreciation and amortization	(2,404)	(1,790)
Property, plant and equipment, net	$2,356	$3,537
Total depreciation and amortization expense in the consolidated statements of operations was $1.4 million for the years ended December 31, 2023 and 2022. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. For the years ended December 31, 2023 and 2022, our Industrial Operations allocated depreciation and amortization totaling $1.3 million to all applicable operating expense categories, including cost of sales of $421,000 and $474,000, respectively.
7. OIL AND NATURAL GAS PROPERTIES, NET
Oil and natural gas properties consisted of the following at December 31, 2023:

December 31, 2023
(In thousands)
Total proved properties costs	$25,276
Accumulated depletion and depreciation	(159)
Oil and natural gas properties, net	$25,117
Total depletion and depreciation expense in the consolidated statements of operations was $245,000 for the period from November 13, 2023 through December 31, 2023 and includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of December 31, 2023.
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of Printronix's goodwill consisted of the following:

	Years Ended December 31,
	2023	2022
	(In thousands)
Beginning balance	$7,541	$7,470
Acquisition of business	—	—
Tax adjustment	—	71
Impairment losses	—	—
Ending balance	$7,541	$7,541
Changes in the carrying amount of Benchmark's goodwill consisted of the following:

Years Ended December 31, 2023
(In thousands)
Beginning balance	$—
Acquisition of business	1,449
Impairment losses	—
Ending balance	$1,449
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 3 for additional information related to the Benchmark acquisition.
Other intangible assets, net consisted of the following:

	December 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$341,403	$(316,114)	$25,289
Industrial operations	7 years	3,400	(1,083)	2,317
Total patents		344,803	(317,197)	27,606
Customer relationships - industrial operations	7 years	5,300	(1,689)	3,611
Trade name and trademarks - industrial operations	7 years	3,430	(1,091)	2,339
Total		$353,533	$(319,977)	$33,556

	December 31, 2022
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$331,403	$(304,744)	$26,659
Industrial operations	7 years	3,400	(597)	2,803
Total patents		334,803	(305,341)	29,462
Customer relationships - industrial operations	7 years	5,300	(931)	4,369
Trade name and trademarks - industrial operations	7 years	3,430	(603)	2,827
Total		$343,533	$(306,875)	$36,658
Total other intangible asset amortization expense in the consolidated statements of operations was $13.1 million and $12.1 million for the years ended December 31, 2023 and 2022, respectively. The Company did not record charges related to impairment of other intangible assets for the years ended December 31, 2023 and 2022. There was no accelerated amortization of other intangible assets for the years ended December 31, 2023 and 2022. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.

The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
2024	14,830
2025	12,485
2026	3,173
2027	1,733
2028	1,335
Thereafter	—
Total	$33,556
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, of which $6.0 million was paid in 2022 and $9.0 million paid in 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2023. During the year ended December 31, 2023, ARG accrued certain patent and patent rights acquisition costs, of which $4.0 million is due January 31, 2024. As of December 31, 2023 and 2022, $4.0 million and $9.0 million was accrued, respectively, and included in accrued expenses and other current liabilities (see Note 9).
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Accrued consulting and other professional fees	$1,595	$1,173
Income taxes payable	619	474
Product warranty liability, current	30	36
Service contract costs, current	169	280
Short-term lease liability	1,248	1,559
Accrued patent cost (see Note 8)	4,000	9,000
Other accrued liabilities	744	1,536
Total	$8,405	$14,058
10. STARBOARD INVESTMENT
In order to establish a strategic and ongoing relationship between the Company and Starboard, on November 18, 2019, the Company and Starboard entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Starboard acquired (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a stated value of $100 per share, (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company's common stock (the “Series A Warrants”) and (iii) Series B Warrants to purchase up to 100,000,000 shares of the Company's common stock.
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
Further, the Series A Redeemable Convertible Preferred Stock accrued cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of the Printronix acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There were no accrued and unpaid dividends as of December 31, 2023 and 2022.
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
The Company classified the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it was probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accreted the instrument to its redemption value using the effective interest method and recognized any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization

Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action was subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock continued to be classified as temporary equity and continued to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the years ended December 31, 2023 and 2022 was $3.2 million and $5.2 million, respectively.
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
Accordingly, we have recorded an embedded derivative liability representing the combined fair value of each of these features. The embedded derivative liability was adjusted to reflect fair value at each period end with changes in fair value recorded as other income or (expense) in the “Change in fair value of the Series A and B warrants and embedded derivatives” financial statement line item of the consolidated statements of operations. In connection with the Recapitalization Agreement, the Company determined that the embedded features would continue to be bifurcated from the host Series A Redeemable Convertible Preferred Stock and accounted for separately as a compound derivative. Following Starboard’s conversion of its of 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends, on July 13, 2023, the Company no longer had any shares of Series A Redeemable Convertible Preferred Stock outstanding. As a result, as of December 31, 2023 and 2022, the fair value of the Series A embedded derivative was zero and $16.8 million, respectively.
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
In accordance with the terms of the Recapitalization Agreement, effective as of November 1, 2022, the Investors consummated the Series A Warrants Exercise (exercising the Series A Warrants in full) and the Company issued an aggregate of 5,000,000 shares of the Company’s common stock to the Investors in consideration of their payment of the cash exercise price of $9.3 million, which amount represents a reduction in the exercise price to account for a negotiated settlement by the parties to account for the forgone time value of money of the Series A Warrants. As of December 31, 2023, no Series A Warrants were issued or outstanding.
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
During the third quarter of 2022, the cash exercise feature of the Unadjusted Series B Warrants expiration date of August 25, 2022 was extended to October 28, 2022. On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for the related 68,493,151 warrants. In March 2023, the Unadjusted Series B Warrants were cancelled immediately following the completion of the Rights Offering (as described below). During the year ended December 31, 2023, the remaining 31,506,849 Series B Warrants were exercised.
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
The Series B Warrants were recognized at fair value at each reporting period until exercised, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of December 31, 2023, no Series B warrants were issued or outstanding. As of December 31, 2023 and 2022, the total fair value of the Series B Warrants was zero and $84.8 million, respectively.
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

Because the New Notes, as amended (as described below), were to be settled within twelve months pursuant to their terms, they are classified as current liabilities in the consolidated balance sheets. The Company capitalized $4.6 million in lender fees associated with the issuance of the Notes and amortized such fees over the approximate seven month period ended December 31, 2020, which was the initial redemption date of the Notes. There was zero and $450,000 of accrued and unpaid interest on the New Notes as of December 31, 2023 and 2022, respectively.
On January 29, 2021, the Company redeemed $50.0 million of the New Notes and on March 31, 2021, the Company reissued $50.0 million of the New Notes. On June 30, 2021, the Company issued $30.0 million in additional New Notes (the “June 2021 Merton Notes”) and amended the maturity date of the New Notes to October 15, 2021. On September 30, 2021, the Company issued $35.0 million in additional New Notes (the “September 2021 Merton Notes”) and amended the maturity date of the New Notes to December 1, 2021. The June 2021 Merton Notes and the September 2021 Merton Notes could not be used to exercise Series B Warrants issued to Starboard. On November 30, 2021, the Company amended the maturity date of the New Notes to January 31, 2022. On January 31, 2022, the Company amended the maturity date of the New Notes to April 15, 2022, and agreed to repay an aggregate of $15.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $165.0 million. On April 14, 2022, the Company amended the New Notes to extend the maturity date to July 15, 2022, permit the investment in certain types of derivative instruments and permit certain guarantees in connection with such derivative instruments, each as defined therein, and agreed to repay an aggregate of $50.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $115.0 million. On July 15, 2022, the Company amended the maturity date of the New Notes to July 14, 2023, and agreed to repay an aggregate of $55.0 million principal amount of the New Notes, resulting in a principal amount outstanding of $60.0 million (such remaining New Notes also referred to as the Senior Secured Notes). On July 13, 2023 pursuant to the Series B Warrants Exercise, the Company cancelled the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes. As of December 31, 2023, no Senior Secured Notes were issued or outstanding. As a result, the total principal amount outstanding of Senior Secured Notes as of December 31, 2023 and 2022 was zero and $60.0 million, respectively.
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
The incremental fair value of the Series B Warrants associated with the modification of their terms in connection with the issuance of the Notes was $1.3 million and is recognized as a discount on the Notes and will be amortized to interest expense over the contractual life of the Notes. For the year ended December 31, 2023, no amount was amortized to interest expense as the discount was fully amortized during the quarter ended September 30, 2022. For the year ended December 31, 2022, $90,000 was amortized to interest expense.
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
The Recapitalization Agreement also provided that, effective as of the later of the closing of the Recapitalization Transactions and the date on which no Senior Secured Notes remain outstanding, (i) the Securities Purchase Agreement and (ii) that certain Governance Agreement, dated as of November 18, 2019, as amended and restated on January 7, 2020

(the "Governance Agreement"), would be automatically terminated and of no further force and effect without any further action by any party thereto. As a result of the closing of the Recapitalization Transactions, the Securities Purchase Agreement and the Governance Agreement have been terminated and are of no further force and effect.
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the year ended December 31, 2023 the Company reimbursed Starboard $216,000 under the Services Agreement.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of December 31, 2023 and 2022:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. As of December 31, 2023, the aggregate carrying amount of this investment was $57.1 million, and is included in equity securities, in the consolidated balance sheet (refer to Note 4 for additional information).
Commodity Derivative Instruments: Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2023, Benchmark executed derivative contracts with a single counterparty and also executed an International Swap Dealers Association Master Agreement ("ISDA") with its counterparty, the terms of which provide Benchmark and its counterparty with rights of offset. As of December 31, 2023, the aggregate fair value of the open commodity derivatives was $2.7 million and is included in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet (refer to Note 2 for additional information).
Series B Warrants. Series B Warrants are recorded at fair value, using a Black-Scholes option-pricing model (Level 3). On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 10 for additional information). The fair value of the remaining Series B Warrants as of July 13, 2023 was estimated based on the following significant assumptions: volatility of 120 percent, risk-free rate of 5.24 percent, term of 0.04 years and a dividend yield of 0 percent. On July 13, 2023, further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, the remaining Series B Warrants were exercised, which also resulted in a fair value of zero as of December 31, 2023 (refer to Note 10 for additional information). The fair value of the remaining Series B Warrants as of December 31, 2022 was estimated based on the following significant assumptions: volatility of 53 percent, risk-free rate of 4.76 percent, term of 0.54 years and a dividend yield of 0 percent. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Embedded derivative liabilities. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. During the quarter ended December 31, 2022 in connection with the Recapitalization Agreement, the Company changed its methodology from a binomial lattice framework to an as-converted value (Level 3), based on an expected Series A Redeemable Convertible Preferred Stock conversion date on or prior to July 14, 2023 (refer to Note 10 for additional information).
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. Prior to December 31, 2022, the assumed base case term used in the valuation models was the period remaining until November 15, 2027, the Series A Redeemable Convertible Preferred Stock maturity date. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The fair value of the embedded derivative as of July 13, 2023 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 14.80 percent. On July 13, 2023, in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, Starboard converted the Series A Redeemable Convertible Preferred Stock into common stock, which resulted in a fair value of zero as of December 31, 2023 (refer to Note 10 for additional information). The fair value of the embedded derivative as of December 31, 2022 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 16.30 percent.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
December 31, 2023:
Equity securities	$63,068	$—	$—	$63,068
Commodity derivative instruments	—	2,723	—	2,723
Total	$63,068	$2,723	$—	$65,791

December 31, 2022:
Equity securities	$61,608	$—	$—	$61,608

Liabilities
December 31, 2023:
Series A embedded derivative liabilities	$—	$—	$—	$—
Series B warrants	—	—	—	—
Total	$—	$—	$—	$—

December 31, 2022:
Series A embedded derivative liabilities	$—	$—	$16,835	$16,835
Series B warrants	—	—	84,780	84,780
Total	$—	$—	$101,615	$101,615
Benchmark realized derivative gain of $396,000 and unrealized derivative gain of $781,000 for the period from November 13, 2023 through December 31, 2023 and the realized and unrealized derivative gain are included in other income or (expense) in the consolidated statements of operations. No amounts are netted under the terms of the ISDA.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which are measured at fair value as a on a recurring basis:

	Series A Warrant Liabilities	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2021	$11,291	$18,448	$96,378	$126,117
Exercise of warrants	(9,396)	—	—	(9,396)
Remeasurement to fair value	(1,895)	(1,613)	(11,598)	(15,106)
Balance at December 31, 2022	—	16,835	84,780	101,615
Exercise of warrants	—	—	(82,018)	(82,018)
Conversion of redeemable convertible preferred stock	—	(12,881)	—	(12,881)
Remeasurement to fair value	—	(3,954)	(2,762)	(6,716)
Balance at December 31, 2023	$—	$—	$—	$—
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

12. RELATED PARTY TRANSACTIONS
The Company reimbursed an aggregate amount of $123,000 and $46,000 during the years ended December 31, 2023 and 2022, respectively, to a former executive officer in connection with legal fees incurred following such officer’s departure from the Company.
During the year ended December 31, 2023 the Company entered into a Loan Facility ("Loan Facility") of $2.2 million with a private portfolio company. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $97,000 in interest income during the year ended December 31, 2023. The receivable is included in other non-current assets in the consolidated balance sheets.
Refer to Note 10 for information about the Recapitalization Agreement and Services Agreement with Starboard.
13. COMMITMENTS AND CONTINGENCIES
Facility Leases
Acacia primarily leases office facilities under operating lease arrangements that will end in various years through July 2027.
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
The Company's operating lease costs were $1.3 million and $1.5 million for the years ended December 31, 2023 and 2022, respectively.
The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of December 31, 2023 (in thousands):

Years Ending December 31,
2024	$1,228
2025	932
2026	581
2027	243
Total minimum payments	2,984
Less: short-term lease liabilities	(1,248)
Long-term lease liabilities	$1,736
Inventor Royalties and Contingent Legal Expenses
In connection with the investment in certain patents and patent rights, ARG and its subsidiaries executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.
ARG or its subsidiaries may retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with their licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby such law firms are paid on a scaled percentage of any negotiated fees, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.
Patent Enforcement and Legal Proceedings
The Company is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.
Subsidiaries of ARG are often required to engage in litigation to enforce their patents and patent rights. In connection with any such patent enforcement actions, it is possible that a defendant may request and/or a court may rule that a subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against ARG or its subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material.

On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”), filed a lawsuit in Delaware Chancery Court against the Company and ARG (collectively, the “Acacia Entities”), Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the Court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court took off calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023. On April 19, 2023, the Chancery Court heard oral argument and took the summary judgment motions under advisement. On July 26, 2023, the Court held a telephonic hearing during which it delivered its ruling on the motions for summary judgment. The Court granted Transpacific’s motion and deferred ruling on the Acacia Entities’ motion pending further briefing as to whether the Court has subject matter jurisdiction. On September 14, 2023, the Acacia Entities and Slingshot filed a joint submission with the Chancery Court agreeing to proceed in Delaware Superior Court based on the Chancery Court’s apparent lack of subject matter jurisdiction over the remaining claims, and on September 21, 2023, the Chancery Court issued an order transferring the case to Delaware Superior Court. The case was subsequently assigned to Judge Eric M. Davis in the Complex Commercial Litigation Division of the Superior Court. On January 8, 2024, Judge Davis held an initial status conference, during which he instructed the Acacia Entities and Slingshot to refile their respective summary judgment briefs in Superior Court for the Court's consideration. The Court scheduled the oral argument on the Acacia Entities' motion for summary judgment to take place on March 28, 2024. In the event that the Court denies the motion, it will set the case for trial.
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of December 31, 2023.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of December 31, 2023 and December 31, 2022, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark's acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the year ended December 31, 2023.
14. STOCKHOLDERS’ EQUITY
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
On November 9, 2023, the Board approved a stock repurchase program for up to $20.0 million, subject to a cap of 5,800,000 shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. There have been no stock repurchases under the above mentioned repurchase program for the year ended December 31, 2023.
In determining whether or not to repurchase any shares of Acacia’s common stock, the Board considers such factors, among others, as the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under its stock repurchase programs. The authorization to repurchase shares provides an opportunity to reduce the outstanding share count and enhance stockholder value.
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
The Plans provide for the following separate programs:
Stock Issuance Program. Under the stock issuance program, eligible individuals may be issued shares of common stock directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services. Under this program, the purchase price for the shares shall not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered. The eligible individuals receiving RSAs under the 2016 Plan shall have full stockholder rights with respect to any shares of common stock issued to them under the Stock Issuance Program once those shares are vested, and under the 2013 Plan, had full stockholder rights with respect to any shares of common stock issued to them under the Stock Issuance Program, whether or not their interest in those shares was vested. Accordingly, once full stockholder rights are obtained, the eligible individuals shall have the right to vote such shares and to receive any regular cash dividends paid on such shares.
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
Discretionary Restricted Stock Unit Grant Program. Under the discretionary restricted stock unit program, Acacia's compensation committee may grant restricted stock units to eligible individuals, which vest upon the attainment of performance milestones or the completion of a specified period of service. During June 2023, Acacia's compensation committee adopted a long-term incentive program to incentivize and reward employees, including members of the Company's executive leadership team, for driving Acacia's performance over the longer-term and to align employees and shareholders. Under the long-term incentive program, Acacia's compensation committee granted RSUs subject to time-based vesting requirements and PSUs subject to performance-based vesting requirements to employees of the parent company, including the Company's Chief Executive Officer, interim Chief Financial Officer, Chief Administrative Officer and General Counsel. The grants are generally intended to cover two years of annual grants (fiscal years 2023 and 2024).
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
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, which were transferred into the 2016 Plan as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. At December 31, 2023, there were 1,355,726 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The Board may amend or modify the 2016 Plan at any time, subject to any required stockholder approval. As of December 31, 2023, there are 5,853,868 shares of common stock reserved for issuance under the 2016 Plan.

The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2021	555,417	$5.61	$71	7.3 years
Granted	1,155,000	$3.61	$—
Exercised	—	$—	$—
Forfeited/Expired	(400,000)	$4.17	$148
Outstanding at December 31, 2022	1,310,417	$4.29	$535	8.0 years
Granted	243,319	$4.27	$—
Exercised	(67,500)	$3.48	$57
Forfeited/Expired	(378,049)	$4.76	$72
Outstanding at December 31, 2023	1,108,187	$4.18	$187	7.9 years
Exercisable at December 31, 2023	309,999	$4.67	$51	6.4 years
Vested and expected to vest at December 31, 2023	1,108,187	$4.18	$187	7.9 years
Unrecognized stock-based compensation expense at December 31, 2023 (in thousands)	$771
Weighted average remaining vesting period at December 31, 2023	1.9 years
Stock options granted in 2023 are time-based and will vest in full after three years. During the year ended December 31, 2023, the Company granted 243,319 stock options at a weighted average grant-date fair value of $2.10 per share using the Black-Scholes option-pricing model. The fair value was estimated based on the following weighted average assumptions: volatility of 46 percent, risk-free interest rate of 3.67 percent, term of 6.00 years and a dividend yield of 0 percent as the Company does not pay common stock dividends. The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage (refer to Note 11 "Embedded derivative liabilities" for additional information). The risk-free rate is based on the term assumption and U.S. Treasury constant maturities as published by the Federal Reserve. The Company currently uses the "simplified" method for determining the term, due to the limited option grant history, which assumes that the exercise date of an option would be halfway between its vesting date and the expiration date. The aggregate fair value of options vested during the years ended December 31, 2023 and 2022 was $309,000 and $235,000, respectively.

The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2021	517,569	$4.74	1,014,166	$3.73	—	$—
Granted	296,000	$3.62	709,804	$3.73	—	$—
Vested	(309,567)	$4.57	(646,668)	$2.65	—	$—
Forfeited	(98,001)	$4.87	(235,000)	$4.21	—	$—
Nonvested at December 31, 2022	406,001	$4.02	842,302	$4.42	—	$—
Granted	—	$—	1,116,875	$4.34	1,981,464	$4.61
Vested	(178,169)	$4.10	(327,684)	$4.62	—	$—
Forfeited	(34,167)	$4.38	(223,002)	$4.38	—	$—
Nonvested at December 31, 2023	193,665	$3.87	1,408,491	$4.31	1,981,464	$4.61
Unrecognized stock-based compensation expense at December 31, 2023 (in thousands)	$392		$4,095		$—
Weighted average remaining vesting period at December 31, 2023	1.1 years		2.0 years		zero years
RSUs granted in 2023 are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the years ended December 31, 2023 and 2022 was $731,000 and $1.4 million, respectively. The aggregate fair value of RSUs vested during the years ended December 31, 2023 and 2022 was $1.5 million and $1.7 million, respectively. During the year ended December 31, 2023, RSAs and RSUs totaling 505,853 shares were vested and 142,759 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
Certain RSUs granted in September 2019 with market-based vesting conditions that vest based upon the Company achieving specified stock price targets over a three-year period. The effect of a market condition is reflected in the estimate of the grant-date fair value of the options utilizing a Monte Carlo valuation technique. Compensation expense is recognized with a market-based vesting condition provided that the requisite service is rendered, regardless of when, if ever, the market condition is satisfied. Assumptions utilized in connection with the Monte Carlo valuation technique, that resulted in a fair value of $1.42 per unit, included: risk-free interest rate of 1.38 percent, term of 3.00 years, expected volatility of 38 percent and expected dividend yield of 0 percent. The risk-free interest rate was determined based on the yields available on U.S. Treasury zero-coupon issues. The expected stock price volatility was determined using historical volatility. The expected dividend yield was based on expectations regarding dividend payments. During the year ended December 31, 2021, 450,000 RSUs were forfeited, leaving 450,000 units with market-based vesting conditions outstanding and unvested at prior period end. The remaining units fully vested on September 3, 2022. Compensation expense for RSUs with market-based vesting conditions for the years ended December 31, 2023 and 2022, was zero and $143,000, respectively.
PSUs granted in 2023 can be earned based upon the level of achievement of the Company's compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares per recipient of Acacia's common stock). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has not recorded any expense related to the PSUs based on the probability assessment performed as of December 31, 2023.

Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Years Ended December 31,
	2023	2022
	(In thousands)
Options	$401	$488
RSAs	618	1,360
RSUs	2,278	1,972
Total compensation expense for share-based awards	$3,297	$3,820
Total unrecognized stock-based compensation expense as of December 31, 2023 was $5.3 million, which will be amortized over a weighted average remaining vesting period of 1.9 years.
Profits Interest Plan
Profits Interest Units (“PIUs”) were accounted for in accordance with ASC 718, “Compensation - Stock Compensation.” The vesting conditions did not meet the definition of service, market or performance conditions, as defined in ASC 718. As such, the PIUs were classified as liability awards. Compensation expense was adjusted for changes in fair value prorated for the portion of the requisite service period rendered. Initially, compensation expense was recognized on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which was five years. Upon full vesting of the award, which occurred during the three months ended September 30, 2017, previously unrecognized compensation expense was immediately recognized in the period. The Company has a purchase option to purchase the vested PIUs that are not otherwise forfeited after termination of continuous service. The exercise price of the purchase option is the fair market value of the PIUs on the date of termination of continuous service. The individuals holding PIUs are no longer employed by the Company. Included in other long-term liabilities in the consolidated balance sheets as of December 31, 2023 and 2022, the PIUs totaled $1.0 million and $591,000, respectively, which was their fair value as of December 31, 2018 after termination of service including interest.
16. RETIREMENT SAVINGS PLANS AND SEVERANCE
Retirement Savings Plans
Acacia has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the years ended December 31, 2023 and 2022, Acacia's total contribution to the plan was $155,000 and $173,000, respectively.
In the United States of America, Printronix has a 401(k) Savings and Investment Plan, for all eligible U.S. employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k). Printronix matches employee contributions dollar-for-dollar up to the first 1 percent of compensation, and then an additional $0.50 to-the-dollar on the next 1 percent of employee compensation. Printronix's contributions have graded-vesting annually and become fully vested to the employee after four full years of employment. During the years ended December 31, 2023 and 2022, Printronix's total contribution to the plan was $61,000 and $46,000, respectively.
Printronix has statutory obligations to contribute to overseas employee retirement funds or the local social security pension funds in China, Malaysia, Singapore, France, Netherlands and the United Kingdom. During the years ended December 31, 2023 and 2022, Printronix's total contribution overseas was $641,000 and $711,000, respectively.
Severance
During the years ended December 31, 2023 and 2022, Acacia entered into separation agreements related to the termination of certain employees. The separation agreements generally provide base salary continuation payments and payments of employee and employer portions of monthly COBRA for a specified period. During the years ended December 31, 2023 and 2022, Acacia's total severance expenses was a (credit) of $(580,000) due to a reversal of a prior period accrued expense and an expense of $3.2 million, respectively.

17. INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Domestic	$70,912	$(126,810)
Foreign	(3,486)	(340)
Total	$67,426	$(127,150)
For purposes of reconciling the Company’s provision for income taxes at the statutory rate and the Company’s income tax (benefit) at the effective tax rate, a notional 21% tax rate was applied as follows:

	Years Ended December 31,
	2023	2022
Statutory federal tax rate - expense (benefit)	21%	(21)%
Foreign rate differential	3%	—%
Noncontrolling interests in operating subsidiaries	(1)%	(2)%
Nondeductible permanent items	(1)%	—%
Expired tax attributes	6%	6%
Foreign tax credits	(3)%	—%
Derivative fair value adjustment	(3)%	(2)%
Valuation allowance	(27)%	7%
Other	1%	(1)%
Effective income tax rate	(2)%	(13)%
Acacia’s income tax benefit for the periods presented consisted of the following:

	Years Ended December 31,
	2023	2022
	(In thousands)
Current:
Federal	$(215)	$(54)
State	37	(482)
Foreign	(1,975)	(606)
Total current	(2,153)	(1,142)
Deferred:
Federal	(14,041)	24,789
State	(925)	259
Foreign	593	(28)
Total deferred	(14,373)	25,020

Change in valuation allowance	18,030	(7,667)
Income tax benefit	$1,504	$16,211

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31,
	2023	2022
	(In thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$34,595	$47,386
Unrealized gain on investments held at fair value	146	35
Compensation expense for share-based awards	1,095	607
Accrued liabilities and other	1,453	1,551
Lease liability	689	784
State taxes	37	94
Total deferred tax assets	38,015	50,457
Valuation allowance	(30,219)	(48,250)
Total deferred tax assets, net of valuation allowance	7,796	2,207
Deferred tax liabilities:
ROU Asset	(680)	(782)
Fixed assets and intangibles	(1,841)	(2,166)
Basis of investment in affiliates	(2,360)	—
Other	—	—
Total deferred tax liabilities	(4,881)	(2,948)
Net deferred tax assets (liabilities)	$2,915	$(742)
As of December 31, 2023 and 2022, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, "Income Taxes," wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company's deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company's deferred tax assets, management considers all available evidence, both positive and negative.
Based upon available evidence, it was concluded on a more-likely-than-not basis that as of December 31, 2023 a valuation allowance of $30.2 million was needed for foreign tax credits and certain state tax attributes the Company estimates will expire prior to utilization. As of December 31, 2022, the Company recorded a full valuation allowance of $48.3 million. The valuation allowance decreased by $18.0 million for the year ended December 31, 2023 as a result of the use of tax attributes used against 2023 earnings and the release of valuation allowance on the remaining federal net operating losses for which positive evidence supported the realization as of December 31, 2023. The valuation allowance increased by $7.7 million for the year ended December 31, 2022 as a result of the changes in realized/unrealized gains and losses.
At December 31, 2023, Acacia had U.S. federal, foreign and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $18.3 million, $3.0 million and $26.7 million, respectively. Pursuant to the Tax Cuts and Jobs Act ("TCJA") enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning January 1, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. $706,000 of our foreign NOLs and all of our federal losses can be carried forward indefinitely. The remaining $3.0 million of foreign NOLs and $26.7 million of state NOLs will expire in varying amounts through 2040.
As of December 31, 2023, Acacia had approximately $28.3 million of foreign tax credits, expiring between 2024 and 2033. In general, foreign taxes withheld may be claimed as a deduction on future U.S. corporate income tax returns, or as a credit against future U.S. income tax liabilities, subject to certain limitations.

The following changes occurred in the amount of unrecognized tax benefits:

	Years Ended December 31,
	2023	2022
	(In thousands)
Beginning balance	$760	$887
Additions for current year tax positions	—	—
Additions included in purchase accounting for prior year positions	—	—
Reductions for prior year tax positions	(3)	(127)
Ending Balance (excluding interest and penalties)	757	760
Interest and penalties	—	—
Total	$757	$760
At December 31, 2023 and 2022, the Company had total unrecognized tax benefits of approximately $757,000 and $760,000, respectively. At December 31, 2023 and 2022, $757,000 and $760,000, respectively, of unrecognized tax benefits are recorded in other long-term liabilities. At December 31, 2023, if recognized, $757,000 of tax benefits would impact the Company’s effective tax rate.
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
Acacia is subject to taxation in the U.S. and in various state/foreign jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. The Company’s 2019 through 2023 tax years generally remain subject to examination by federal, state and foreign tax authorities. As the Company has incurred losses in most jurisdictions, the taxing authorities can generally challenge 2015 through 2022 either the amount of carryforward deduction reported in the open year or the amount of a net operating loss deduction that is absorbed in a closed year and supports the determination of the available net operating loss deduction for the open year under examination.
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

18. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Years Ended December 31,
	2023	2022
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to Acacia Research Corporation	$67,060	$(125,065)
Dividend on Series A redeemable convertible preferred stock	(1,400)	(2,799)
Accretion of Series A redeemable convertible preferred stock	(3,230)	(5,171)
Return on settlement of Series A redeemable convertible preferred stock	(3,377)	—
Undistributed earnings allocated to participating securities	(3,913)	—
Net income (loss) attributable to common stockholders - Basic	55,140	(133,035)

Less: Change in fair value and gain on exercise of dilutive Series B warrants	(4,287)	—
Add: Interest expense associated with Starboard Notes, net of tax	1,518	—
Add: Undistributed earnings allocated to participating securities	3,913	—
Reallocation of undistributed earnings to participating securities	(3,076)	—
Net income (loss) attributable to common stockholders - Diluted	$53,208	$(133,035)

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	75,296,025	42,460,504
Potentially dilutive common shares:
Employee stock options and restricted stock units	163,738	—
Series B Warrants	16,952,055	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	92,411,818	42,460,504

Basic net income (loss) per common share	$0.73	$(3.13)
Diluted net income (loss) per common share	$0.58	$(3.13)

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	2,098,747	2,558,720
Series B warrants	—	100,000,000
Total	2,098,747	102,558,720
19. SEGMENT REPORTING
As of December 31, 2023, the Company operates and reports its results in three reportable segments: Intellectual Property Operations, Industrial Operations and Energy Operations.
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
The Company's Energy Operations segment generates operating income from its wells and engages in the acquisition, exploration, development, and production of oil and natural gas resources located in Roberts and Hemphill Counties in Texas. Benchmark seeks to acquire predictable and shallow decline, cash flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. The Energy Operations reporting segment did not exist prior to the acquisition of Benchmark in November 2023, accordingly, the periods presented below include Benchmark's operations from November 13, 2023 through December 31, 2023. As of and for the year ended December 31, 2022, the consolidated results represented the results of the Company's two reporting segments: Intellectual Property Operations and Industrial Operations.

The Company's segment information, including Benchmark's operations from November 13, 2023 through December 31, 2023, is as follows:

	Year Ended December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues:
License fees	$89,156	$—	$—	$89,156
Printers and parts	—	12,513	—	12,513
Consumable products	—	19,091	—	19,091
Services	—	3,494	—	3,494
Oil sales	—	—	256	256
Natural gas sales	—	—	372	372
Natural gas liquids sales	—	—	220	220
Total revenues	89,156	35,098	848	125,102

Cost of revenues:
Inventor royalties	1,025	—	—	1,025
Contingent legal fees	10,998	—	—	10,998
Litigation and licensing expenses	10,771	—	—	10,771
Amortization of patents	11,370	—	—	11,370
Cost of sales	—	18,009	—	18,009
Cost of production	—	—	656	656
Total cost of revenues	34,164	18,009	656	52,829
Segment gross profit	54,992	17,089	192	72,273

Other operating expenses:
Engineering and development expenses	—	735	—	735
Sales and marketing expenses	—	6,908	—	6,908
Amortization of intangible assets	—	1,732	—	1,732
General and administrative expenses	7,402	6,990	264	14,656
Total other operating expenses	7,402	16,365	264	24,031
Segment operating income (loss)	$47,590	$724	$(72)	48,242

Parent general and administrative expenses				27,306
Operating income				20,936
Total other income				46,490
Income before income taxes				$67,426

The Company's two reportable segment information for the year ended December 31, 2022 is as follows:

	Year Ended December 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$19,508	$—	$19,508
Printers and parts	—	16,118	16,118
Consumable products	—	19,314	19,314
Services	—	4,283	4,283
Total revenues	19,508	39,715	59,223

Cost of revenues:
Inventor royalties	1,212	—	1,212
Contingent legal fees	2,444	—	2,444
Litigation and licensing expenses	3,970	—	3,970
Amortization of patents	10,403	—	10,403
Cost of sales	—	19,359	19,359
Total cost of revenues	18,029	19,359	37,388
Segment gross profit	1,479	20,356	21,835

Other operating expenses:
Engineering and development expenses	—	626	626
Sales and marketing expenses	—	8,621	8,621
Amortization of intangible assets	—	1,732	1,732
General and administrative expenses	5,428	8,254	13,682
Total other operating expenses	5,428	19,233	24,661
Segment operating (loss) income	$(3,949)	$1,123	(2,826)

Parent general and administrative expenses			37,266
Operating income loss			(40,092)
Total other expense			(87,058)
Loss before income taxes			$(127,150)

The Company's reportable segment information as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Equity securities investments:
Equity securities	$63,068	$61,608
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Total parent equity securities investments	99,818	98,358

Other parent assets	218,909	156,394

Segment total assets:
Intellectual property operations	234,254	176,119
Industrial operations	47,854	52,057
Energy operations	$32,710	$—
Total assets	$633,545	$482,928
The Company's revenues, including Benchmark's sales from November 13, 2023 through December 31, 2023, and long-lived tangible assets by geographic area are presented below. Intellectual Property Operations revenues are attributed to licensees domiciled in foreign jurisdictions. Printronix's net sales to external customers are attributed to geographic areas based upon the final destination of products shipped. The Company, primarily through its Printronix subsidiary, has identified three global regions for marketing its products and services: Americas, Europe, Middle East and Africa, and Asia-Pacific. Assets are summarized based on the location of held assets. Benchmark's sales are only attributed to the United States of America.

	Year Ended December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$80,407	$14,128	$848	$95,383
Canada and Latin America	514	1,100	—	1,614
Total Americas	80,921	15,228	848	96,997

Europe, Middle East and Africa	—	8,935	—	8,935

China	8,200	3,512	—	11,712
India	—	2,849	—	2,849
Asia-Pacific, excluding China and India	35	4,574	—	4,609
Total Asia-Pacific	8,235	10,935	—	19,170
Total revenues	$89,156	$35,098	$848	$125,102

	Year Ended December 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$18,882	$15,541	$34,423
Canada and Latin America	11	2,145	2,156
Total Americas	18,893	17,686	36,579

Europe, Middle East and Africa	589	9,298	9,887

China	—	5,207	5,207
India	—	2,957	2,957
Asia-Pacific, excluding China and India	26	4,567	4,593
Total Asia-Pacific	26	12,731	12,757
Total revenues	$19,508	$39,715	$59,223

	December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$201	$92	$25,117	$25,410
Malaysia	—	1,949	—	1,949
Other foreign countries	—	114	—	114
Total	$201	$2,155	$25,117	$27,473

	December 31, 2022
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$324	$302	$626
Malaysia	—	2,703	2,703
Other foreign countries	—	208	208
Total	$324	$3,213	$3,537
20. SUBSEQUENT EVENTS
On November 1, 2023, Merton entered into an agreement (the “Arix Shares Purchase Agreement”) with RTW Biotech Opportunities Ltd. ("RTW Bio") to sell its shares of Arix to RTW Bio for a purchase price of $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP), conditioned solely upon RTW Bio receiving the necessary approval from the United Kingdom’s Financial Conduct Authority to acquire indirect control (as defined for the purposes of the UK change in control regime under the Financial Services and Markets Act 2000) in of Arix Capital Management Limited (the “Condition”). On January 19, 2024, Merton completed such sale for $57.1 million in aggregate

(representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, Merton and the Company no longer own any shares of Arix.
On February 14, 2024, the Board appointed Mr. McNulty, the Company’s Interim Chief Executive Officer, as Chief Executive Officer of the Company on a permanent basis. In addition, the Board expanded the size of the Board from six to seven directors and the Board appointed Mr. McNulty as a director of the Company to serve until the Company’s 2024 annual meeting of stockholders and until his successor is duly elected and qualified.
On February 16, 2024, Benchmark entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC (collectively, “Revolution”). Pursuant to the Purchase and Sale Agreement, Benchmark has agreed to purchase and Revolution has agreed to sell certain upstream assets and related facilities in Texas and Oklahoma, upon the terms and subject to the conditions of the Purchase and Sale Agreement (such purchase and sale, together with the other transactions contemplated by the Purchase Sale Agreement, the “Revolution Transaction”). Under the terms and conditions of the Purchase and Sale Agreement, which has an economic effective date of March 1, 2024, the aggregate consideration to be paid to Revolution in the Revolution Transaction will consist of $145.0 million in cash, subject to customary post-closing adjustments. Benchmark expects the Revolution Transaction to close in the second quarter of 2024 subject to customary closing conditions.