Form 10-Q
period 2024-03-31
ACACIA RESEARCH CORP
filed 2024-05-10
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 6, 2024, was 100,021,951.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
March 31, 2024

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of March 31, 2024 (Unaudited) and December 31, 2023	3

	Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023	4

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three Months Ended March 31, 2024 and 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	58

Item 4.	Controls and Procedures	58

PART II.	OTHER INFORMATION	60

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 3.	Defaults Upon Senior Securities	60

Item 4.	Mine Safety Disclosures	61

Item 5.	Other Information	61

Item 6.	Exhibits	61
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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
•Printronix’s inability to perform satisfactorily under service contracts; and
•Events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other disasters, pandemics, and other similar events.

We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements described in this Quarterly Report, refer to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2024 (our “2023 Annual Report”), as well as in our other public filings with the SEC. In addition, actual results may differ materially as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$438,762	$340,091
Equity securities	22,918	63,068
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	15,372	80,555
Inventories	9,880	10,921
Prepaid expenses and other current assets	29,465	23,127
Total current assets	553,147	554,512

Property, plant and equipment, net	2,090	2,356
Oil and natural gas properties, net	24,952	25,117
Goodwill	8,990	8,990
Other intangible assets, net	29,690	33,556
Operating lease, right-of-use assets	1,717	1,872
Deferred income tax assets, net	6,567	2,915
Other non-current assets	4,572	4,227
Total assets	$631,725	$633,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,702	$3,261
Accrued expenses and other current liabilities	3,990	8,405
Accrued compensation	4,624	4,207
Royalties and contingent legal fees payable	3,011	10,786
Deferred revenue	1,069	977
Accrued loss contingency	8,450	—
Total current liabilities	25,846	27,636

Deferred revenue, net of current portion	356	458
Long-term lease liabilities	1,477	1,736
Revolving credit facility	13,025	10,525
Other long-term liabilities	1,417	3,581
Total liabilities	42,121	43,936

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 100,021,951 and 99,895,473 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	100	100
Treasury stock, at cost, 16,183,703 shares as of March 31, 2024 and December 31, 2023	(98,258)	(98,258)
Additional paid-in capital	906,337	906,153
Accumulated deficit	(239,915)	(239,729)
Total Acacia Research Corporation stockholders' equity	568,264	568,266

Noncontrolling interests	21,340	21,343

Total stockholders' equity	589,604	589,609

Total liabilities and stockholders' equity	$631,725	$633,545
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023

Revenues:
Intellectual property operations	$13,623	$4,176
Industrial operations	8,841	10,627
Energy operations	1,856	—
Total revenues	24,320	14,803

Costs and expenses:
Cost of revenues - intellectual property operations	7,001	4,738
Cost of revenues - industrial operations	4,049	5,220
Cost of production - energy operations	1,315	—
Engineering and development expenses - industrial operations	134	216
Sales and marketing expenses - industrial operations	1,555	1,913
General and administrative expenses	12,353	12,040
Total costs and expenses	26,407	24,127
Operating loss	(2,087)	(9,324)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	(26,701)	3,343
Gain (loss) on sale of equity securities	28,861	(1,361)
Net realized and unrealized gain	2,160	1,982
Legal liability fee	(6,243)	—
Change in fair value of the Series B warrants and embedded derivatives	—	16,651
(Loss) gain on foreign currency exchange	(18)	80
Interest expense on Senior Secured Notes	—	(900)
Interest income and other, net	4,890	3,441
Total other income	789	21,254

(Loss) income before income taxes	(1,298)	11,930

Income tax benefit (expense)	1,109	(2,483)

Net (loss) income including noncontrolling interests in subsidiaries	(189)	9,447

Net loss attributable to noncontrolling interests in subsidiaries	3	—

Net (loss) income attributable to Acacia Research Corporation	$(186)	$9,447

(Loss) income per share:
Net (loss) income attributable to common stockholders - Basic	$(186)	$5,958
Weighted average number of shares outstanding - Basic	99,745,905	47,971,931
Basic net income per common share	$—	$0.12
Net loss attributable to common stockholders - Diluted	$(186)	$(6,496)
Weighted average number of shares outstanding - Diluted	99,745,905	89,067,821
Diluted net loss per common share	$—	$(0.07)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended March 31, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$21,343	$589,609
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(186)	(3)	(189)
Issuance of common stock for vesting of restricted stock units	—	—	275,244	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(148,766)	—	—	(674)	—	—	(674)
Compensation expense for share-based awards	—	—	—	—	—	858	—	—	858
Balance at March 31, 2024	—	$—	100,021,951	$100	$(98,258)	$906,337	$(239,915)	$21,340	$589,604

	Three Months Ended March 31, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	9,447	—	9,447
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,554	—	—	—	(1,554)	—	—	(1,554)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(700)	—	—	(700)
Issuance of common stock from the Rights Offering	—	—	15,068,753	15	—	79,096	—	—	79,111
Issuance of common stock for vesting of restricted stock units	—	—	110,541	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(17,500)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(94,863)	—	—	(416)	—	—	(416)
Compensation expense for share-based awards	—	—	—	—	—	477	—	—	477
Balance at March 31, 2023	350,000	$21,478	58,551,798	$58	$(98,258)	$740,187	$(297,342)	$11,042	$355,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023

Cash flows from operating activities:
Net (loss) income including noncontrolling interests in subsidiaries	$(189)	$9,447
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,568	3,381
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	—	(5,023)
Change in fair value of Series B warrants	—	(11,628)
Compensation expense for share-based awards	858	477
Loss (gain) on foreign currency exchange	18	(80)
Change in fair value of equity securities	26,701	(3,343)
(Gain) loss on sale of equity securities	(28,861)	1,361
Unrealized loss on derivatives	629	—
Deferred income taxes	(3,652)	(240)
Changes in assets and liabilities:
Accounts receivable	65,156	(451)
Inventories	1,041	(503)
Prepaid expenses and other assets	(10,752)	(391)
Accounts payable and accrued expenses	7,108	2,355
Royalties and contingent legal fees payable	(7,811)	360
Deferred revenue	25	(71)
Net cash provided by (used in) operating activities	54,839	(4,349)

Cash flows from investing activities:
Purchases of equity securities	(15,544)	(5,166)
Sales of equity securities	57,854	8,032
Net purchases of property and equipment and additions to oil and gas properties	(270)	(83)
Net cash provided by investing activities	42,040	2,783

Cash flows from financing activities:
Borrowings on the Revolving Credit Facility	2,500	—
Dividend on Series A Redeemable Convertible Preferred Stock	—	(700)
Taxes paid related to net share settlement of share-based awards	(674)	(416)
Proceeds from Rights Offering	—	79,111
Net cash provided by financing activities	1,826	77,995

Effect of exchange rates on cash and cash equivalents	(34)	12

Increase in cash and cash equivalents	98,671	76,441

Cash and cash equivalents, beginning	340,091	287,786

Cash and cash equivalents, ending	$438,762	$364,227

Supplemental schedule of cash flow information:
Interest paid	$319	$—
Income taxes paid	116	147
Noncash investing and financing activities:
Accrued patent costs	(4,000)	6,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (together with certain funds and accounts affiliated with, or managed by, Starboard Value LP, “Starboard”), the Company's controlling shareholder, provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities. Starboard beneficially owned 61,123,595 shares of common stock as of May 6, 2024, representing approximately 61.2% of the common stock based on 100,021,951 shares of common stock issued and outstanding as of such date. Refer to Note 9 for additional information.
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
During the three months ended March 31, 2024 and the year ended December 31, 2023, ARG did not obtain control of any new patent portfolios.
Industrial Operations
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
Energy Operations Acquisition
In November 13, 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC ("Benchmark"). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Prior to the Transaction (as defined below), Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company's consolidated financial statements include Benchmark's consolidated operations from November 13, 2023 through March 31, 2024.
On April 17, 2024, Benchmark consummated the previously announced transactions contemplated in the Purchase and Sale Agreement (the "Purchase Agreement"), dated February 16, 2024, by and among Benchmark and Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC (collectively, “Revolution”).
Pursuant to the Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells (such purchase and sale, together with the other transactions contemplated by the Purchase Agreement, the “Transaction”) for a purchase price of $145 million in cash (the “Purchase Price”), subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Purchase Price was funded by a combination of borrowings under the Revolving Credit Facility (as defined below) and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing, the Company’s interest in Benchmark is approximately 73.5%. Refer to Note 2 for additional information regarding the Revolving Credit Facility.
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
The Company holds a variable interest in Benchmark as the Company is obligated to absorb the loss and has the right to receive the benefit from Benchmark after the acquisition date and therefore, Benchmark is considered a variable interest entity ("VIE"). We determined that we have the power to direct the activities that most significantly impact Benchmark's economic performance and we (i) are obligated to absorb the losses that could be significant to Benchmark or (ii) hold the right to receive benefits from Benchmark that could potentially be significant to it.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, as reported by Acacia in its 2023 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of March 31, 2024, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Paid-up license revenue agreements	$12,365	$3,900
Recurring License Revenue Agreements	1,258	276
Total	$13,623	$4,176
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
Printronix's net revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Printers, consumables and parts	$8,078	$9,634
Services	763	993
Total	$8,841	$10,627
Refer to Note 16 for additional information regarding net sales to customers by geographic region.

Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $578,000 and $542,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended March 31, 2024 and 2023, respectively.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $470,000 and $567,000 as of March 31, 2024 and December 31, 2023, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of March 31, 2024 are expected to be recognized over a period of approximately two years.
Energy Operations
Benchmark recognizes revenues from sales of oil and natural gas products upon transfer of control of the product to the customer. Benchmark's contracts' pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil and natural gas products and prevailing supply and demand conditions. As a result, the price of the oil and natural gas fluctuates to remain competitive with other available oil and natural gas supplies. To the extent actual volumes and prices of oil and natural gas products are unavailable at the time of reporting, Benchmark will estimate the amounts. Benchmark records the differences between such estimates and actual amounts of oil and natural gas sales in the following month upon receipt of payment from the customer and any differences have historically been insignificant.
Benchmark sells oil production to customers at the wellhead or other contractually agreed upon delivery locations. Revenue is recognized when control transfers to the customer upon delivery to the contractually agreed delivery point, at which time the customer takes custody, title, and risk of loss of the product. Revenue is recorded based on contract pricing terms which reflect prevailing market prices, net of pricing differentials. Oil revenue is recognized during the month in which control transfers to the customer, and it is probable Benchmark will collect the consideration it is entitled to receive.
Benchmark's natural gas and natural gas liquids are sold to midstream customers at the lease location, inlet of the midstream entity’s gathering system, the tailgate of a natural gas processing plant, or other contractual delivery point. The midstream entity gathers, processes, and remits proceeds to Benchmark for the resulting sale of natural gas and natural gas liquids, and generally includes a reduction for contractual fees and for percent of proceeds. For the contracts where Benchmark maintains control through the outlet of the midstream processing facility, Benchmark recognizes revenue on a gross basis, with gathering, transportation, and processing fees presented as an expense on the consolidated statements of operations. Alternatively, where Benchmark relinquishes control at the inlet of the midstream processing facility, Benchmark recognizes natural gas and natural gas liquids revenues based on the net amount of the proceeds received from the midstream processing entity as customer.
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

Benchmark's revenue were comprised of the following:

Three Months Ended March 31,
2024
(In thousands)
Oil sales	$661
Natural gas sales	730
Natural gas liquids sales	465
Total	$1,856
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
Accounts Receivable and Allowance for Credit Losses
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for credit losses established as of March 31, 2024 and December 31, 2023.
Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of March 31, 2024 and December 31, 2023, Printronix's combined allowance for credit losses and allowance for sales returns was $66,000 and $56,000, respectively.
Energy Operations
Benchmark's oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark's accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management's best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2024 and December 31, 2023, Benchmark's allowance for credit losses was $100,000 and zero, respectively.

Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At March 31, 2024, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas properties are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized costs of wells and related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
Capitalized costs related to proved oil, natural gas properties, including wells and related equipment and facilities, are evaluated for impairment based on an analysis of undiscounted future net cash flows. If undiscounted cash flows are insufficient to recover the net capitalized costs related to proved properties, then an impairment charge is recognized in income from operations equal to the difference between the net capitalized costs related to proved properties and their estimated fair values based on the present value of the related future net cash flows. Refer to Note 6 for additional information.
Goodwill
Goodwill represents the excess of the acquisition price of a business over the fair value of identified net assets of that business. We evaluate goodwill for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. When evaluating goodwill for impairment, we estimate the fair value of the reporting unit. Several methods may be used to estimate a reporting unit’s fair value, including, but not limited to, discounted projected future net earnings or net cash flows and multiples of earnings. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Refer to Note 7 for additional information.
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
As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Refer to Note 12 for additional information.
Impairment of Long-lived Assets
ARG's patents include the cost of patents or patent rights acquired from third-parties or obtained in connection with business combinations. ARG's patent costs are amortized utilizing the straight-line method over their estimated useful lives, ranging from two to five years. Refer to Note 7 for additional information.

Printronix's intangible assets consist of trade names and trademarks, patents and customer and distributor relationships. These definite-lived intangible assets, at the time of acquisition, are recorded at fair value and are stated net of accumulated amortization. Printronix currently amortizes the definite-lived intangible assets on a straight-line basis over their estimated useful lives of seven years. Refer to Note 7 for additional information.
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
In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. Fair value is generally estimated using the “Income Approach,” focusing on the estimated future net income-producing capability of the patent portfolios over their estimated remaining economic useful life. Estimates of future after-tax cash flows are converted to present value through “discounting,” including an estimated rate of return that accounts for both the time value of money and investment risk factors. Estimated cash inflows are typically based on estimates of reasonable royalty rates for the applicable technology, applied to estimated market data. Estimated cash outflows are based on existing contractual obligations, such as contingent legal fee and inventor royalty obligations, applied to estimated license fee revenues, in addition to other estimates of out-of-pocket expenses associated with a specific patent portfolio’s licensing and enforcement program. The analysis also contemplates consideration of current information about the patent portfolio including, status and stage of litigation, periodic results of the litigation process, strength of the patent portfolio, technology coverage and other pertinent information that could impact future net cash flows. Refer to Note 7 for additional information.
Revolving Credit Facility
Credit Agreement
On September 16, 2022, Benchmark entered into a credit agreement (the "Credit Agreement") for a revolving credit facility (the "Revolver") and a term loan with a bank. The Revolver had an initial borrowing base of $25 million and $75 million maximum borrowing capacity. The Revolver matures on September 16, 2025. The availability under the Credit Agreement is subject to the borrowing base, which is redetermined on April 1 and October 1 of each year. During 2023, the borrowing base was reduced to $17.5 million and payment was made, which further reduced the borrowing base to $10.5 million. During the three months ended March 31, 2024, the borrowing base increased by $2.5 million. As of March 31, 2024 and December 31, 2023 the outstanding balance on the Revolver was $13.0 million and $10.5 million, respectively. Additionally, Benchmark initially borrowed $3.5 million under the related term loan, which was paid in full during 2023. Benchmark’s outstanding balance on the term loan was zero as of March 31, 2024 and December 31, 2023.
In general, the borrowings under the Revolver bear interest at either the Alternate Base Rate or Secured Overnight Financing Rate (each as defined in the Credit Agreement). Either rate is adjusted upward by an applicable margin based on Benchmark's percentage of utilization of the Revolver. As of March 31, 2024, the interest rate associated with the outstanding borrowings was 11% for the Revolver.
The Revolver contains customary financial and non-financial covenants, the most restrictive of which are (i) current assets to current liabilities of not less than 1.0 to 1.0 and (ii) total debt to EBITDAX (as defined in the Credit Agreement) of not greater than 3.5 to 1.0 for the rolling periods as defined in the Credit Agreement. As of March 31, 2024, Benchmark was in compliance with these financial covenants related to the Revolver.
Loan Agreement
On April 17, 2024 (the "Closing Date"), in connection with the Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the "Loan Agreement") with lenders from time to time party thereto (the "Lenders"), governing a new revolving credit facility (the "Revolving Credit Facility"), with a maximum aggregate credit amount of $150 million, of which approximately $85 million was available at the Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Loan Agreement. The Revolving Credit Facility will mature three years from the Closing Date and includes a letter of credit subfacility. On the Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Loan Agreement.
Borrowings under the Revolving Credit Facility will bear interest at a rate per annum equal to the “Adjusted Term SOFR Margin Rate” (as defined in the Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin will be determined based on a monthly utilization percentage, and the availability will be determined by reference to a borrowing base calculation. Unused commitments under the Revolving Credit Facility are subject to a commitment fee 0.5 percent payable on a quarterly basis.
The Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Lenders may terminate the commitments under the Loan Agreement and declare all loans due and payable.
Treasury Stock
Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock in the consolidated balance sheets. Refer to Note 13 for additional information.
Engineering and Development
Engineering and development costs are expensed as incurred and consist of labor, supplies, consulting and other costs related to developing and improving Printronix's products.
Stock-Based Compensation
The compensation cost for all time-based stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is currently one to four years. Compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The fair value of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based stock awards (“PSUs”) are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. Refer to Note 14 for additional information.
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
Our income tax benefit for the three months ended March 31, 2024 is primarily attributable to recognizing a benefit for losses incurred year-to-date offset by foreign withholding taxes. Our income tax expense for the three months ended March 31, 2023 is primarily attributable to foreign taxes withheld and foreign and state income taxes.
The Company's effective tax rates were 85% and 20% for the three months ended March 31, 2024 and 2023, respectively. Our 2024 effective tax rate in the period was higher than the U.S. federal statutory rate primarily due to dividends received deduction offset by foreign withholding taxes which we could not recognize as a foreign tax credit. Our 2023 effective tax rate in the period was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits, changes in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2024 and December 31, 2023. These assets primarily consist of foreign tax credits and state net operating loss carryforwards.
At March 31, 2024 and December 31, 2023, the Company had total unrecognized tax benefits of approximately $757,000. At March 31, 2024 and December 31, 2023, $757,000 of unrecognized tax benefits were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At March 31, 2024, if recognized, $757,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
Recent Accounting Pronouncements
Recently Adopted
There have been no recent accounting pronouncements adopted by the Company which would have a material impact on the Company's financial statements.
Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15,

2023 and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact that the amendments in this update may have on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures," which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires that entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company's consolidated financial statements.
3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
March 31, 2024:
Equity securities - other common stock	$19,971	$2,966	$(19)	$22,918
Total	$19,971	$2,966	$(19)	$22,918

December 31, 2023:
Equity securities - Life Sciences Portfolio	$28,498	$28,600	$(20)	$57,078
Equity securities - other common stock	4,925	1,080	(15)	5,990
Total	$33,423	$29,680	$(35)	$63,068
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase a portfolio of investments in 18 public and private life sciences companies (the "Life Sciences Portfolio") for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of March 31, 2024 and December 31, 2023, the total fair value of the remaining Life Sciences Portfolio investment was $25.7 million and $82.8 million, respectively.
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

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Change in fair value of equity securities of public companies	$(28,581)	$577
Gain on sale of equity securities of public companies	28,581	—
Net realized and unrealized gain	$—	$577
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of March 31, 2024 and 2023, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the three months ended March 31, 2024 and 2023, our consolidated earnings on equity investment was zero. No distributions were received during the three months ended March 31, 2024 and 2023.
4. INVENTORIES
Printronix's inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Raw materials	$3,404	$3,961
Subassemblies and work in process	1,533	1,882
Finished goods	5,447	5,578
	10,384	11,421
Inventory reserves	(504)	(500)
Total inventories	$9,880	$10,921

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Machinery and equipment	$3,038	$3,035
Furniture and fixtures	395	395
Computer hardware and software	277	312
Leasehold improvements	1,018	1,018
	4,728	4,760
Accumulated depreciation and amortization	(2,638)	(2,404)
Property, plant and equipment, net	$2,090	$2,356
Total depreciation and amortization expense in the consolidated statements of operations was $280,000 and $347,000 for the three months ended March 31, 2024 and 2023, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended March 31, 2024 and 2023, our Industrial Operations allocated depreciation and amortization, totaling $252,000 and $313,000 to all applicable operating expense categories, including cost of sales of $106,000 and $111,000, respectively.
6. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark's oil and natural gas properties consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Total proved properties costs	$25,533	$25,276
Accumulated depletion and depreciation	(581)	(159)
Oil and natural gas properties, net	$24,952	$25,117
Total depletion and depreciation expense in the consolidated statements of operations was $422,000 for the three months ended March 31, 2024 and includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of March 31, 2024.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	March 31, 2024
	Industrial Operations	Energy Operations	Total
	(In thousands)
Beginning balance	$7,541	$1,449	$8,990
Acquisition of business	—	—	—
Impairment losses	—	—	—
Ending balance	$7,541	$1,449	$8,990

	December 31, 2023
	Industrial Operations	Energy Operations	Total
	(In thousands)
Beginning balance	$7,541	$—	$7,541
Acquisition of business	—	1,449	1,449
Impairment losses	—	—	—
Ending balance	$7,541	$1,449	$8,990
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 1 for additional information related to the Printronix and Benchmark acquisitions.
Other intangible assets, net consisted of the following:

	March 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$341,403	$(319,547)	$21,856
Industrial operations	7 years	3,400	(1,203)	2,197
Total patents		344,803	(320,750)	24,053
Customer relationships - industrial operations	7 years	5,300	(1,878)	3,422
Trade name and trademarks - industrial operations	7 years	3,430	(1,215)	2,215
Total		$353,533	$(323,843)	$29,690

	December 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$341,403	$(316,114)	$25,289
Industrial operations	7 years	3,400	(1,083)	2,317
Total patents		344,803	(317,197)	27,606
Customer relationships - industrial operations	7 years	5,300	(1,689)	3,611
Trade name and trademarks - industrial operations	7 years	3,430	(1,091)	2,339
Total		$353,533	$(319,977)	$33,556
Total other intangible asset amortization expense in the consolidated statements of operations was $3.9 million and $3.0 million for the three months ended March 31, 2024 and 2023, respectively. The Company did not record charges related to impairment of other intangible assets for the three months ended March 31, 2024 and 2023. There was no accelerated amortization of other intangible assets for the three months ended March 31, 2024 and 2023. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.

The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2024	$10,964
2025	12,485
2026	3,173
2027	1,734
2028	1,334
Total	$29,690
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, of which was fully paid in 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of March 31, 2024. As of December 31, 2023, ARG accrued $4.0 million of certain patent and patent rights acquisition costs, which was paid on January 31, 2024. As of March 31, 2024 and December 31, 2023, zero and $4.0 million of certain patent and patent rights acquisition costs was accrued, respectively, and included in accrued expenses and other current liabilities (see Note 8).
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
	(In thousands)
Accrued consulting and other professional fees	$832	$1,595
Income taxes payable	1,313	619
Product warranty liability, current	27	30
Service contract costs, current	168	169
Short-term lease liability	1,094	1,248
Accrued patent cost (see Note 7)	—	4,000
Other accrued liabilities	556	744
Total	$3,990	$8,405
9. STARBOARD INVESTMENT
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
On November 12, 2021, the Board of Directors of the Company (the "Board") formed a Special Committee comprised of directors not affiliated or associated with Starboard in order to explore the possibility of simplifying the Company’s capital structure. Management of the Company believed that the Company’s capital structure, with multiple different series of securities, made it difficult for investors to understand and value the Company and created an impediment to new public investment.
As a result, on October 30, 2022, and following the unanimous recommendation of the Special Committee of the Board, the Company entered into the Recapitalization Agreement with Starboard in order to simplify the Company’s capital structure, pursuant to which, among other things, (1) effective as of November 1, 2022, Starboard exercised the Series A Warrants in full and received 5,000,000 shares of the Company’s common stock, (2) Starboard purchased 15,000,000 shares of the Company’s common stock pursuant to the Concurrent Private Rights Offering (as defined below) and the Unadjusted Series B Warrants (as defined below) were cancelled, and (3) on July 13, 2023, (a) Starboard converted

350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of the Company’s common stock, and (b) Starboard exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock, the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million. As a result, Starboard beneficially owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date. Accordingly, no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
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
Further, the Series A Redeemable Convertible Preferred Stock accrued cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of the Printronix acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There were no accrued and unpaid dividends as of March 31, 2024 and December 31, 2023.
Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions related to the Series A Preferred Stock in connection with the Recapitalization, including submitting a proposal for stockholder approval to remove the “4.89% blocker” provision contained in the Company's Amended and Restated Certificate of Designations (the "Amendment to the Amended and Restated Certificate of Designations"). The Company’s stockholders approved the Amendment to the Amended and Restated Certificate of Designations at the Company’s annual meeting of stockholders held on May 16, 2023 which became effective on June 30, 2023. Subsequently, and in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, on July 13, 2023, Starboard converted an aggregate amount of 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends. Following Starboard’s conversion of its 350,000 shares of Series A Redeemable Convertible Preferred Stock, the Company no longer had any shares of Series A Redeemable Convertible Preferred Stock outstanding, which resulted in a fair value of zero.
The Company classified the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it was probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accreted the instrument to its redemption value using the effective interest method and recognized any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action was subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock continued to be classified as temporary equity and continued to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the three months ended March 31, 2024 and 2023 was zero and $1.6 million, respectively.
Series B Warrants
On February 25, 2020, pursuant to the terms of the Securities Purchase Agreement with Starboard, the Company issued Series B Warrants to purchase up to 100,000,000 shares of the Company’s common stock at an exercise price (subject to certain price-based anti-dilution adjustments) of either (i) $5.25 per share, if exercising by cash payment, within 30 months from the issuance date (i.e., August 25, 2022); or (ii) $3.65 per share, if exercising by cancellation of a portion of the Senior Secured Notes. The Company issued the Series B Warrants for an aggregate purchase price of $4.6 million. The Series B Warrants had an expiration date of November 15, 2027.

In connection with the issuance of the Senior Secured Notes on June 4, 2020, the terms of certain of the Series B Warrants were amended to permit the payment of the lower exercise price of $3.65 through the payment of cash, rather than only through the cancellation of Senior Secured Notes outstanding, at any time until the expiration date of November 15, 2027. 31,506,849 of the Series B Warrants were subject to this adjustment with the remaining balance of 68,493,151 Series B Warrants continuing under their original terms (the Series B Warrants not subject to such adjustment, the “Unadjusted Series B Warrants”).
During the third quarter of 2022, the cash exercise feature of the Unadjusted Series B Warrants expiration date of August 25, 2022 was extended to October 28, 2022. On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for the related 68,493,151 warrants. In March 2023, the Unadjusted Series B Warrants were cancelled immediately following the completion of the Rights Offering (as described below). In 2023, the remaining 31,506,849 Series B Warrants were exercised.
Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, on July 13, 2023, Starboard completed the Series B Warrants Exercise. Pursuant to the Series B Warrants Exercise, the Company effectively cancelled $60.0 million aggregate principal amount of Senior Secured Notes held by Starboard and received aggregate gross proceeds of approximately $55.0 million. At the closing of the Series B Warrants Exercise, the Company paid to Starboard an aggregate amount of $66.0 million (the “Recapitalization Payment”) representing a negotiated settlement of the foregone time value of the Series B Warrants and the Series A Redeemable Convertible Preferred Stock (which amount was paid through a reduction in the exercise price of the Series B Warrants). The Recapitalization Payment effectively modified the exercise price of the Series B Warrants. Upon the Series B Warrants Exercise, Starboard exercised the Series B Warrants at a reduced price and the Company issued an aggregate of 31,506,849 shares of the Company’s common stock to Starboard in consideration of the cash payment and cancellation of any outstanding Senior Secured Notes.
The Series B Warrants were classified as a liability in accordance with ASC 480, "Distinguishing Liabilities from Equity", as the agreement provided for net cash settlement upon a change in control, which was outside the control of the Company. In connection with the Recapitalization Agreement and related warrant modification, the Company recognized the incremental fair value as a component of the change in fair value of the Series B Warrants in other expense as of December 31, 2022.
The Series B Warrants were recognized at fair value at each reporting period until exercised, which resulted in a fair value of zero, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of March 31, 2024, no Series B warrants were issued or outstanding.
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
Starboard received private subscription rights to purchase up to 28,647,259 shares of common stock at the Subscription Price pursuant to a concurrent private rights offering (the “Concurrent Private Rights Offering”) in connection with their ownership of common stock and, on an as-converted basis, the Company’s Series B Warrants and shares of the Company’s Series A Redeemable Convertible Preferred Stock. The private subscription rights provided to Starboard pursuant to the Concurrent Private Rights Offering were on substantially the same terms as the Subscription Rights, and were distributed substantially concurrently with the distribution of the Subscription Rights and expired at the Expiration Time. In connection with the Rights Offering, Starboard purchased 15,000,000 shares of common stock.
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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the three months ended March 31, 2024 the Company did not make any reimbursements to Starboard under the Services Agreement.

10. FAIR VALUE MEASUREMENTS
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
The Company held the following types of financial instruments at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. On November 1, 2023, the Company, through a wholly owned subsidiary, entered into the Arix Shares Purchase Agreement with RTW Bio to sell its shares of Arix to RTW Bio for a purchase price of $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). On January 19, 2024, the Company completed such sale for $57.1 million. As a result, as of March 31, 2024, the aggregate carrying amount of this investment was zero, and was included in equity securities, in the consolidated balance sheet (refer to Note 3 for additional information).
Commodity Derivative Instruments: Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with a single counterparty and also executed an International Swap Dealers Association Master Agreement ("ISDA") with its counterparty, the terms of which provide Benchmark and its counterparty with rights of offset. There are no derivative assets that were subjected to offset for the three months ended March 31, 2024. As of March 31, 2024, the aggregate fair value of the open commodity derivatives was $2.1 million and is included in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet (refer to Note 2 to the consolidated financial statements included in our 2023 Annual Report).
Series B Warrants. Series B Warrants are recorded at fair value, using a Black-Scholes option-pricing model (Level 3). On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 9 for additional information). The fair value of the remaining Series B Warrants as of July 13, 2023 was estimated based on the following significant assumptions: volatility of 120 percent, risk-free rate of 5.24 percent, term of 0.04 years and a dividend yield of 0 percent. On July 13, 2023, further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, the remaining Series B Warrants were exercised, which also resulted in a fair value of zero as of December 31, 2023 (refer to Note 9 for additional information). As of March 31, 2024, no Series B warrants were issued or outstanding. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Embedded derivative liabilities. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. During the quarter ended December 31, 2022 in connection with the Recapitalization Agreement, the Company changed its methodology from a binomial lattice framework to an as-converted value (Level 3), based on an expected Series A Redeemable Convertible Preferred Stock conversion date on or prior to July 14, 2023 (refer to Note 9 for additional information).
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The fair value of the embedded derivative as of July 13, 2023 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 14.80 percent. On July 13, 2023, in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, Starboard converted the Series A Redeemable Convertible Preferred Stock into common stock, which resulted in a fair value of zero as of December 31, 2023 (refer to Note 9 for additional information). As of March 31, 2024, the Company no longer had any shares of Series A Redeemable Convertible Preferred Stock outstanding.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
March 31, 2024:
Equity securities	$22,918	$—	$—	$22,918
Commodity derivative instruments	—	2,094	—	2,094
Total	$22,918	$2,094	$—	$25,012

December 31, 2023:
Equity securities	$63,068	$—	$—	$63,068
Commodity derivative instruments	—	2,723	—	2,723
Total	$63,068	$2,723	$—	$65,791
Benchmark's realized derivative gain of $800,000 and unrealized derivative loss of $629,000 for the three months ended March 31, 2024 and are included in other income or (expense) in the consolidated statements of operations. No amounts are netted under the terms of the ISDA.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which were measured at fair value on a recurring basis. There are no Level 3 liabilities as of March 31, 2024. The changes in the estimated fair value of the Company's Level 3 liabilities as of March 31, 2023 were as follows:

	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2022	$16,835	$84,780	$101,615
Remeasurement to fair value	(5,023)	(11,628)	(16,651)
Balance at March 31, 2023	11,812	73,152	84,964

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
11. RELATED PARTY TRANSACTIONS
The Company reimbursed an aggregate amount of zero and $20,000 during the three months ended March 31, 2024 and 2023, respectively, to former executive officers in connection with legal fees incurred following such officers’ respective departures from the Company.
In 2023, the Company entered into a Loan Facility ("Loan Facility") with a private portfolio company. As of March 31, 2024 and December 31, 2023, the Loan Facility balance was $2.6 million and $2.2 million, respectively. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $59,000 in interest income during the three months ended March 31, 2024. The receivable is included in other non-current assets in the consolidated balance sheets.
Refer to Note 9 for information about the Recapitalization Agreement and Services Agreement with Starboard.
12. COMMITMENTS AND CONTINGENCIES
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
The Company's operating lease costs were $336,000 and $388,000 for the three months ended March 31, 2024 and 2023, respectively.
The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of March 31, 2024 (in thousands):

Years Ending December 31,
Remainder of 2024	$825
2025	924
2026	579
2027	243
Total minimum payments	2,571
Less: short-term lease liabilities	(1,094)
Long-term lease liabilities	$1,477
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
On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”), filed a lawsuit in Delaware Chancery Court against the Company and ARG (collectively, the “Acacia Entities”), Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the Court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court took off calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023. On April 19, 2023, the Chancery Court heard oral argument and took the summary judgment motions under advisement. On July 26, 2023, the Court held a telephonic hearing during which it delivered its ruling on the motions for summary judgment. The Court granted Transpacific’s motion and deferred ruling on the Acacia Entities’ motion pending further briefing as to whether the Court has subject matter jurisdiction. On September 14, 2023, the Acacia Entities and Slingshot filed a joint submission with the Chancery Court agreeing to proceed in Delaware Superior Court based on the Chancery Court’s apparent lack of subject matter jurisdiction over the remaining claims, and on September 21, 2023, the Chancery Court issued an order transferring the case to Delaware Superior Court. The case was subsequently assigned to Judge Eric M. Davis in the Complex Commercial Litigation Division of the Superior Court. On January 8, 2024, Judge Davis held an initial status conference, during which he instructed the Acacia Entities and Slingshot to refile their respective summary judgment briefs in Superior Court for the Court's consideration. The oral arguments on the Acacia Entities' motion for summary judgment took place on March 28, 2024. In the event that the Court denies the motion, it will set the case for trial.
In February 2017, AIP Operation LLC, or AIP, an indirect subsidiary of the Company, adopted a Profits Interests Plan that granted a profit interest in Veritone 10% Warrants held by AIP to certain members of management and the Board of Directors of the Company as compensation for services rendered. Those members of management and the Board separated from Acacia in 2018 and 2019 and the Veritone 10% Warrants were exercised in 2020 and 2021.
In the first quarter of 2024, we accrued for a potential legal liability in connection with an ongoing matter involving those former executives' separation from Acacia and their related profit interests in AIP (the "AIP Matter"). The accrued amount is an estimate based on best available information to the Company. For the three months ended March 31, 2024, other income (expense) includes an additional accrual of $6.2 million for amounts in connection with the AIP Matter, which is incremental to the $2.3 million that was expensed in prior periods. As of March 31, 2024, the related accrued loss contingency was $8.5 million, which is inclusive of the incremental accrual of $6.2 million.
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of March 31, 2024.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of March 31, 2024 and December 31, 2023, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark's acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the three months ended March 31, 2024.
13. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
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
On November 9, 2023, the Board approved a stock repurchase program for up to $20.0 million, subject to a cap of 5,800,000 shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. There have been no stock repurchases under this repurchase program for the three months ended March 31, 2024.
In determining whether or not to repurchase any shares of Acacia’s common stock, management considers such factors, among others, as market conditions, legal requirements, stock price, the impact of the repurchase on Acacia’s cash position, as well as Acacia’s capital needs and whether there is a better alternative use of Acacia’s capital. Acacia has no obligation to repurchase any amount of its common stock under its stock repurchase programs. The authorization to repurchase shares provides an opportunity to reduce the outstanding share count and enhance stockholder value.

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
14. EQUITY-BASED INCENTIVE PLANS
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
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, which were transferred into the 2016 Plan as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. At March 31, 2024, there were 1,457,214 shares available for grant under the 2016 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The Board may amend or modify the 2016 Plan at any time, subject to any required stockholder approval. As of March 31, 2024, there are 5,604,578 shares of common stock reserved for issuance under the 2016 Plan.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2023	1,108,187	$4.18	$187	7.9 years
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited/Expired	(45,000)	$5.40	$—
Outstanding at March 31, 2024	1,063,187	$4.12	$1,369	7.9 years
Exercisable at March 31, 2024	556,481	$4.16	$711	7.7 years
Vested and expected to vest at March 31, 2024	1,063,187	$4.12	$1,369	7.9 years
Unrecognized stock-based compensation expense at March 31, 2024 (in thousands)	$643
Weighted average remaining vesting period at March 31, 2024	1.7 years
During the three months ended March 31, 2024, there were no stock options granted. The aggregate fair value of options vested during the three months ended March 31, 2024 was $420,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2023	193,665	$3.87	1,408,491	$4.31	1,981,464	$4.61
Granted	—	$—	—	$—	—	$—
Vested	(109,330)	$4.06	(275,244)	$4.10	—	$—
Forfeited	—	$—	(30,534)	$3.93	—	$—
Nonvested at March 31, 2024	84,335	$3.63	1,102,713	$4.38	1,981,464	$4.61
Unrecognized stock-based compensation expense at March 31, 2024 (in thousands)	$286		$3,351		$—
Weighted average remaining vesting period at March 31, 2024	0.9 years		1.9 years		zero years

During the three months ended March 31, 2024, there were no RSUs granted. The aggregate fair value of RSAs vested during the three months ended March 31, 2024 was $444,000. The aggregate fair value of RSUs vested during the three months ended March 31, 2024 was $1.1 million. During the three months ended March 31, 2024, RSAs and RSUs totaling 384,574 shares were vested and 148,766 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted in 2023 can be earned based upon the level of achievement of the Company's compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia's common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has not recorded any expense related to the PSUs based on the probability assessment performed as of March 31, 2024.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Options	$128	$28
RSAs	106	209
RSUs	624	240
Total compensation expense for share-based awards	$858	$477
Total unrecognized stock-based compensation expense as of March 31, 2024 was $4.3 million, which will be amortized over a weighted average remaining vesting period of 1.8 years.

15. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended March 31,
	2024	2023
	(In thousands, except share and per share data)
Numerator:
Net (loss) income attributable to Acacia Research Corporation	$(186)	$9,447
Dividend on Series A redeemable convertible preferred stock	—	(700)
Accretion of Series A redeemable convertible preferred stock	—	(1,554)
Undistributed earnings allocated to participating securities	—	(1,235)
Net (loss) income attributable to common stockholders - Basic	(186)	5,958

Add: Dividend on Series A redeemable convertible preferred stock	—	700
Add: Accretion of Series A redeemable convertible preferred stock	—	1,554
Less: Change in fair value of Series A redeemable convertible preferred stock embedded derivative	—	(5,023)
Less: Change in fair value of dilutive Series B warrants	—	(11,628)
Add: Interest expense associated with Starboard Notes, net of tax	—	708
Add: Undistributed earnings allocated to participating securities	—	1,235
Net loss attributable to common stockholders - Diluted	$(186)	$(6,496)

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	99,745,905	47,971,931
Potentially dilutive common shares:
Series A Redeemable Convertible Preferred Stock	—	9,589,041
Series B Warrants	—	31,506,849
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	99,745,905	89,067,821

Basic net income per common share	$—	$0.12
Diluted net loss per common share	$—	$(0.07)

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	4,231,699	2,368,870
Total	4,231,699	2,368,870
16. SEGMENT REPORTING
As of March 31, 2024, the Company operates and reports its results in three reportable segments: Intellectual Property Operations, Industrial Operations and Energy Operations.
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
The Company's Energy Operations segment generates operating income from its wells and engages in the acquisition, exploration, development, and production of oil and natural gas resources located in Roberts and Hemphill Counties in Texas. Benchmark seeks to acquire predictable and shallow decline, cash flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. The Energy Operations reporting segment did not exist prior to the acquisition of Benchmark in November 2023. As of and for the three months ended March 31, 2023, the consolidated results represented the results of the Company's two reporting segments: Intellectual Property Operations and Industrial Operations.

The Company's segment information is as follows:

	Three Months Ended March 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues:
License fees	$13,623	$—	$—	$13,623
Printers and parts	—	3,065	—	3,065
Consumable products	—	5,013	—	5,013
Services	—	763	—	763
Oil sales	—	—	661	661
Natural gas sales	—	—	730	730
Natural gas liquids sales	—	—	465	465
Total revenues	13,623	8,841	1,856	24,320

Cost of revenues:
Inventor royalties	606	—	—	606
Contingent legal fees	1,824	—	—	1,824
Litigation and licensing expenses	1,138	—	—	1,138
Amortization of patents	3,433	—	—	3,433
Cost of sales	—	4,049	—	4,049
Cost of production	—	—	1,315	1,315
Total cost of revenues	7,001	4,049	1,315	12,365
Segment gross profit	6,622	4,792	541	11,955

Other operating expenses:
Engineering and development expenses	—	134	—	134
Sales and marketing expenses	—	1,555	—	1,555
Amortization of intangible assets	—	433	—	433
General and administrative expenses	3,340	1,458	385	5,183
Total other operating expenses	3,340	3,580	385	7,305
Segment operating income	$3,282	$1,212	$156	4,650

Parent general and administrative expenses				6,737
Operating loss				(2,087)
Total other income				789
Loss before income taxes				$(1,298)

	Three Months Ended March 31, 2023
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$4,176	$—	$4,176
Printers and parts	—	4,464	4,464
Consumable products	—	5,170	5,170
Services	—	993	993
Total revenues	4,176	10,627	14,803

Cost of revenues:
Inventor royalties	221	—	221
Contingent legal fees	532	—	532
Litigation and licensing expenses	1,384	—	1,384
Amortization of patents	2,601	—	2,601
Cost of sales	—	5,220	5,220
Total cost of revenues	4,738	5,220	9,958
Segment gross profit	(562)	5,407	4,845

Other operating expenses:
Engineering and development expenses	—	216	216
Sales and marketing expenses	—	1,913	1,913
Amortization of intangible assets	—	433	433
General and administrative expenses	1,897	2,285	4,182
Total other operating expenses	1,897	4,847	6,744
Segment operating (loss) income	$(2,459)	$560	(1,899)

Parent general and administrative expenses			7,425
Operating income loss			(9,324)
Total other income			21,254
Income before income taxes			$11,930

	March 31, 2024	December 31, 2023
	(In thousands)
Equity securities investments:
Equity securities	$22,918	$63,068
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Total parent equity securities investments	59,668	99,818

Other parent assets	261,185	218,909

Segment total assets:
Intellectual property operations	227,050	234,254
Industrial operations	48,863	47,854
Energy operations	34,959	32,710
Total assets	$631,725	$633,545
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

	Three Months Ended March 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$2,064	$3,159	$1,856	$7,079
Canada and Latin America	1	266	—	267
Total Americas	2,065	3,425	1,856	7,346

Europe, Middle East and Africa	—	2,478	—	2,478

China	4,650	518	—	5,168
India	—	918	—	918
Asia-Pacific, excluding China and India	6,908	1,502	—	8,410
Total Asia-Pacific	11,558	2,938	—	14,496
Total revenues	$13,623	$8,841	$1,856	$24,320

	Three Months Ended March 31, 2023
	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$673	$4,234	$4,907
Canada and Latin America	501	219	720
Total Americas	1,174	4,453	5,627

Europe, Middle East and Africa	—	2,965	2,965

China	3,000	843	3,843
India	—	828	828
Asia-Pacific, excluding China and India	2	1,538	1,540
Total Asia-Pacific	3,002	3,209	6,211
Total revenues	$4,176	$10,627	$14,803

	March 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$191	$50	$24,952	$25,193
Malaysia	—	1,760	—	1,760
Other foreign countries	—	89	—	89
Total	$191	$1,899	$24,952	$27,042

	December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$201	$92	$25,117	$25,410
Malaysia	—	1,949	—	1,949
Other foreign countries	—	114	—	114
Total	$201	$2,155	$25,117	$27,473

20. SUBSEQUENT EVENTS
On April 17, 2024, Benchmark consummated the previously announced Transaction contemplated in the Purchase Agreement pursuant to which Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells, for a purchase price of $145 million in cash, subject to customary post-closing adjustments (as described further in Note 1). Following closing, the Company's interest in Benchmark is approximately 73.5%.
Please refer to Note 12 regarding the accrued legal liability fees in connection with the AIP Matter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these “forward-looking statements” as a result of various factors including the risks we discuss in "Item 1A. Risk Factors" to our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
Intellectual Property Operations
The Company through its Patent Licensing, Enforcement and Technologies Business invests in IP and related absolute return assets and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under our wholly owned subsidiary, Acacia Research Group, LLC, and its wholly-owned subsidiaries (collectively, “ARG”), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of March 31, 2024, across nearly 200 patent portfolio licensing and enforcement programs. As of March 31, 2024, we have generated gross licensing revenue of approximately $1.8 billion, and have returned $869.8 million to our patent partners. Since January 1, 2020, we have generated gross licensing revenue of approximately $228.1 million and returned approximately $80.1 million to our patent partners.
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
Energy Operations
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Prior to Benchmark's acquisition of additional assets in April 2024 (as discussed below), Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Acacia made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company’s consolidated financial statements include Benchmark’s consolidated operations from November 13, 2023 through March 31, 2024. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
On April 17, 2024, Benchmark consummated the previously announced transactions contemplated in the Purchase and Sale Agreement. Pursuant to the Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells for a purchase price of $145 million in cash, subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Purchase Price was funded by a combination of borrowings under the Revolving Credit Facility and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing, the Company’s interest in Benchmark is approximately 73.5%. Refer to Note 2 to the accompanying consolidated financial statements for additional information regarding the Revolving Credit Facility.
For more information, refer to the section entitled “Energy Operations” below.
Recent Business Developments and Trends
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement with Starboard, pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions to restructure Starboard’s existing investments in the Company in order to simplify the Company’s capital structure. Subsequently, and in accordance with the terms contained in the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, on July 13, 2023, Starboard completed the Preferred Stock Conversion.
Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, on July 13, 2023, Starboard completed the Series B Warrants Exercise, the cancellation of $60.0 million aggregate principal amount of the Senior Secured Notes held by Starboard and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million.
Starboard beneficially owns 61,123,595 shares of our common stock as of May 6, 2024, representing approximately 61.2% of the common stock based on 100,021,951 shares of common stock issued and outstanding as of such date and no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
For a detailed description of the Series B Warrants Exercise, and the cancellations of the Senior Secured notes, the Recapitalization, the Recapitalization Agreement, and the Recapitalization Transactions, see Note 9 to the consolidated financial statements.

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
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of March 31, 2024, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at March 31, 2024. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
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
On April 17, 2024, Benchmark consummated the previously announced Transaction contemplated in the Purchase Agreement pursuant to which Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells, for a purchase price of $145 million in cash, subject to customary post-closing adjustments (as described further in Note 1 to the accompanying consolidated financial statements). Following closing, the Company's interest in Benchmark is approximately 73.5%.
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

Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the three months ended March 31, 2024, inflation for our Printronix subsidiary slowed down with only a small increase in cost of raw materials than in previous years related to its electronic and electrical and metal components. Printronix will continue to adjust its selling price as required in response to higher costs. Printronix have also implemented cost rationalization measures to combat the rising cost that is driven by inflation and currency pressures. Additionally, our Energy Operations Business may experience inflation. The oil and natural gas industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Quarterly Report, our Patent Licensing, Enforcement and Technologies Business has no pending patent infringement case with scheduled trial dates in the next twelve months. Patent infringement trials are components of its overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond the control of our Patent Licensing, Enforcement and Technologies Business. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.
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
During the three months ended March 31, 2024 as well as 2023 and 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii)

wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
Energy Operations Business
Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. After the acquisition of Revolution, Benchmark’s existing assets consist of approximately 153,000 net acres and an interest in approximately 605 wells, the majority of which are operated. Acacia owns approximately 73.5% of Benchmark. Benchmark intends to enhance the value of such assets via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
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
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations and Energy Operations segment revenues, cost of revenues and cost of production may be found in Notes 2 and 16 to the consolidated financial statements.
Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$24,320	$14,803	$9,517	64%
Total costs and expenses	26,407	24,127	2,280	9%
Operating loss	(2,087)	(9,324)	7,237	(78%)
Total other income	789	21,254	(20,465)	(96%)
(Loss) income before income taxes	(1,298)	11,930	(13,228)	(111%)
Income tax benefit (expense)	1,109	(2,483)	3,592	(145%)
Net (loss) income attributable to Acacia Research Corporation	(186)	9,447	(9,633)	(102%)
Results of Operations - three months ended March 31, 2024 compared with the three months ended March 31, 2023
Total revenues increased $9.5 million to $24.3 million for the three months ended March 31, 2024, as compared to $14.8 million for the three months ended March 31, 2023, primarily due to an increase in our Intellectual Property Operations revenues and revenues contributed from Benchmark of $1.9 million partially offset by a decrease in Industrial Operations revenues. ARG revenues increased due to an increase in the number of license agreements executed and higher average license fees, which contributed to Intellectual Property Operations revenues increasing by $9.4 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decrease in Industrial Operations revenue of $1.8 million is due to lower units of printers sold. Refer to “Industrial Operations – Revenues” below for further detailed discussion.
Loss before income taxes was $1.3 million for the three months ended March 31, 2024, as compared to income of $11.9 million in the comparable prior period. The net decrease was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $385,000, from $221,000 to $606,000 in 2024, primarily due to license agreement activity and related revenues generated in 2024. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

•Contingent legal fees increased $1.3 million, from $532,000 to $1.8 million in 2024, primarily due to the change in Intellectual Property Operations revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses decreased $246,000, from $1.4 million to $1.1 million in 2024, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased approximately $1.6 million, from $7.3 million to $5.7 million in 2024. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•Benchmark's cost of production for the first quarter of 2024 added a total of $1.3 million to our consolidated operating expenses. Refer to "Energy Operations – Cost of Production" below for further discussion.
•General and administrative expenses increased $313,000, from $12.0 million to $12.4 million in 2024, primarily due to an increase in Intellectual Property Operations variable performance-based compensation costs and an increase in parent compensation expense for share-based awards and $385,000 from our Energy Operations general and administrative costs for the first quarter of 2024, partially offset by a decrease in our Industrial Operations general and administrative costs, other general and administrative costs and severance costs. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $381,000, from $477,000 to $858,000 in 2024, primarily due to restricted stock and option grants issued to employees and the Board in 2023, which includes a partial offset for forfeitures.
•Unrealized loss from the change in fair value of our equity securities was $26.7 million in 2024, as compared to an unrealized gain of $3.3 million in the comparable prior period. The unrealized gain and loss were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized loss primarily relates to the reversal of unrealized gains previously recorded for Arix shares sold in January 2024 for realized gains. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of equity securities was $28.9 million in 2024, as compared to a realized loss of $1.4 million in the comparable prior period. The realized gains and losses were similarly derived from the sales activity from our Life Sciences Portfolio and trading securities portfolio. The current period realized gains primarily relates to the Arix shares sold in January 2024. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to "Equity Securities Investments" below for further discussion.
•Legal liability fee of $6.2 million in 2024 is related to the additional accrual made in connection with the AIP Matter. Refer to Note 12 to the consolidated financial statements elsewhere herein for additional information regarding the legal liability fee accrued in connection with the AIP Matter.
•Unrealized gain from the Series B warrants and the embedded derivative fair value measurements was zero in 2024, as compared to a gain of $16.7 million in the comparable prior period, primarily due to the exercise of the remaining Series B Warrants and conversion of the Series A Redeemable Convertible Preferred Stock into the Company's common stock in 2023. In 2024, no shares of Series A Redeemable Convertible Preferred Stock and no Series B Warrants remained outstanding. Refer to Notes 9 and 10 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements.
•Interest expense on Senior Secured Notes was zero in 2024, as compared to interest expense of $900,000 in the comparable prior period, due to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023, pursuant to the Series B Warrants Exercise. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information.

•Interest income and other, net was $4.9 million in 2024, as compared to $3.4 million in the comparable prior period, mainly due to an increase in interest income from our cash equivalents. Refer to Note 2 included in our 2023 Annual Report for additional information regarding our cash and cash equivalents and investments in equity securities.
Intellectual Property Operations
Revenues
ARG's revenue activity for the periods presented included the following:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$12,365	$3,900	$8,465	217%
Recurring license revenue agreements	1,258	276	982	356%
Total revenues	$13,623	$4,176	$9,447	226%

New license agreements executed	6	4	2	50%
Licensing and enforcement programs generating revenues	6	6	—	—%
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $8.5 million due to one patent portfolio that generated license revenue in the first quarter of 2024. Recurring revenue, that provides for quarterly sales-based license fees, increased $982,000 from various on-going license arrangements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$606	$221	$385	174%
Contingent legal fees	1,824	532	1,292	243%
Litigation and licensing expenses	1,138	1,384	(246)	(18%)
Amortization of patents	3,433	2,601	832	32%
Total	$7,001	$4,738	$2,263	48%
Refer to detailed change explanations above for the three months ended March 31, 2024 and 2023 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$3,065	$4,464	$(1,399)	(31%)
Consumable products	5,013	5,170	(157)	(3%)
Services	763	993	(230)	(23%)
Total	$8,841	$10,627	$(1,786)	(17%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts decreased $1.4 million due to a decrease in the number of printer units sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix's operating activities.
Cost of Revenues

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$4,049	$5,220	$(1,171)	(22%)
Refer to detailed change explanations above for the three months ended March 31, 2024 and 2023 regarding cost of revenues for our Industrial Operations. The decrease in Printronix's cost of revenues for the three months ended March 31, 2024 is due to change in revenue described above. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's cost of sales.
Energy Operations
Revenues
Benchmark's revenues for the three months ended March 31, 2024 included the following (in thousands):

Oil sales	$661
Natural gas sales	730
Natural gas liquids sales	465
Total	$1,856
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark's revenue arrangements and related concentrations.

Cost of Production
Benchmark's cost of production for the three months ended March 31, 2024 was $1.3 million. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark's cost of production.
Operating Expenses

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$134	$216	$(82)	(38%)
Sales and marketing expenses - industrial operations	1,555	1,913	(358)	(19%)

General and administrative costs - intellectual property operations	3,340	1,897	1,443	76%
General and administrative costs - industrial operations	1,891	2,718	(827)	(30%)
General and administrative costs - energy operations	385	—	385	n/a
Parent general and administrative expenses	6,737	7,425	(688)	(9%)
Total general and administrative expenses	12,353	12,040	313	3%
Total	$14,042	$14,169	$(127)	(1%)
The operating expenses table above includes the Company's general and administrative expenses by operation, Printronix's engineering and development expenses and sales and marketing expenses, and Benchmark's general and administrative costs. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

Three Months Ended March 31,
2024 vs. 2023
(In thousands)
Personnel costs and board fees	$156
Variable performance-based compensation costs	1,582
Other general and administrative costs	(1,031)
General and administrative costs - industrial operations	(827)
General and administrative costs - energy operations	385
Compensation expense for share-based awards	381
Non-recurring employee severance costs	(333)
Total change in general and administrative expenses	$313
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

The increase in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation. Compensation expense for share-based awards increased primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2023 partially offset by forfeitures. The decrease in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to lower legal fees. The decrease in general and administrative costs of Industrial Operations is due to Printronix's initiative to reduce costs and operate more efficiently. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Energy Operations related general and administrative costs contributed $385,000 of the increased expenses. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(26,701)	$3,343	$(30,044)	(899%)
Gain (loss) on sale of equity securities	28,861	(1,361)	30,222	(2,221%)
Total net realized and unrealized gain	$2,160	$1,982	$178	9%
Our equity securities investments, including the Life Sciences Portfolio and trading securities portfolio, are recorded at fair value at each balance sheet date. During the first quarter of 2024, Acacia fully exited its position in Arix. Refer to periodic change explanations above. Refer to Notes 2 and 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in the Life Sciences Portfolio and other equity securities.
Our results included an unrealized loss from the change in fair value of our equity securities as compared to an unrealized gain in the comparable prior period, and included realized gain from the sale of our equity securities as compared to a realized loss in the prior year. These changes were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized loss and realized gain primarily relates to the sale of Arix shares.
Legal Liability Fee

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Legal liability fee	$(6,243)	$—	$(6,243)	n/a
In the first quarter of 2024, we recorded an additional accrual of $6.2 million in other income (expense) in the consolidated statements of operations in connection with the AIP Matter. Refer to Note 12 to the consolidated financial statements elsewhere herein for additional information.
Income Taxes

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$1,109	$(2,483)	$3,592	(145%)
Effective tax rate	(85)%	20%	n/a	(105)%
Our income tax benefit for the three months ended March 31, 2024 is primarily attributable to recognizing a benefit for losses incurred year-to-date offset by foreign withholding taxes. Our income tax expense for the three months ended March 31, 2023 is primarily attributable to foreign taxes withheld and foreign and state income taxes.

Our 2024 effective tax rate was higher than the U.S. federal statutory rate primarily due to dividends received deduction offset by foreign withholding taxes which we could not recognize as a foreign tax credit. Our 2023 effective tax rate was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits changes in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2024 and December 31, 2023. Refer to Notes 2 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of March 31, 2024, are recognized as liabilities or generally are otherwise described in Note 12, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein.
Cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 12 to the consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. At March 31, 2024, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.
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
At March 31, 2024, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
The Company’s contribution to Benchmark to fund its portion of the Purchase Price and related fees for the Transaction was $59.9 million, which was funded from cash on hand. The remainder of the Purchase Price was funded by a combination of borrowings under the Revolving Credit Facility of approximately $82.7 million and a cash contribution of approximately $15.3 million from McArron Partners, the other investor in Benchmark. Refer to Note 2 to the accompanying consolidated financial statements for additional information regarding the Revolving Credit Facility.
Furthermore, we intend to grow our company by acquiring additional operating businesses and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of this Quarterly Report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under “Item 1A, Risk Factors” of our 2023 Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $461.7 million at March 31, 2024, compared to $403.2 million at December 31, 2023.
Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net cash provided by:
Operating activities	$54,839	$(4,349)
Investing activities	42,040	2,783
Financing activities	1,826	77,995
Effect of exchange rates on cash and cash equivalents	(34)	12
Increase in cash and cash equivalents	$98,671	$76,441
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Net (loss) income including noncontrolling interests in subsidiaries	$(189)	$9,447
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	4,568	3,381
Change in fair values Series A redeemable convertible preferred stock embedded derivatives and Series B warrants	—	(16,651)
Compensation expense for share-based awards	858	477
Loss (gain) on foreign currency exchange	18	(80)
Change in fair value of equity securities	26,701	(3,343)
(Gain) loss on sale of equity securities	(28,861)	1,361
Unrealized loss on derivatives	629	—
Deferred income taxes	(3,652)	(240)
Changes in assets and liabilities:
Accounts receivable	65,156	(451)
Inventories	1,041	(503)
Prepaid expenses and other assets	(10,752)	(391)
Accounts payable and accrued expenses	7,108	2,355
Royalties and contingent legal fees payable	(7,811)	360
Deferred revenue	25	(71)
Net cash provided by (used in) operating activities	$54,839	$(4,349)

Cash receipts from ARG's licensees totaled $77.5 million and $4.4 million for the three months ended March 31, 2024 and 2023, respectively. Cash receipts from Printronix's customers totaled $8.5 million and $10.0 million for the three months ended March 31, 2024 and 2023, respectively. Cash receipts from Benchmark's customers totaled $1.3 million for the three months ended March 31, 2024. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the three months ended March 31, 2024 was $54.8 million, compared to cash used in operations of $4.3 million in the comparable prior period. The increase in cash provided by operations was primarily due to net inflows from the total changes in assets and liabilities (refer to Working Capital discussion below), decrease in accounts receivable and inventory related sales, increase in prepaid expense and other assets, increase in accounts payable, decrease in royalties and contingent legal fees payable and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at March 31, 2024 increased to $28.9 million, compared to $87.0 million at December 31, 2023, which was comprised of the changes in assets and liabilities presented above. The decrease is primarily due to change in accounts receivable and royalties and contingent legal fees payable, which is related to the timing of the cash receipts related to Intellectual Property Operations Business, partially offset by the increase in accrued loss contingency related to the AIP Matter (refer to Note 12 for additional information regarding the AIP Matter) and prepaid expenses and other assets primarily due to the prepaid expenses related to our Energy Operations Business.
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Purchases of equity securities	$(15,544)	$(5,166)
Sales of equity securities	57,854	8,032
Net purchases of property and equipment and additions to oil and gas properties	(270)	(83)
Net cash provided by investing activities	$42,040	$2,783
Cash flows from investing activities for the three months ended March 31, 2024 increased to $42.0 million, as compared to cash flow of $2.8 million in the comparable prior period, primarily due to net cash inflows from our trading securities portfolio equity securities transactions and sale of Arix shares. Refer to “Other Income/Expense – Equity Securities Investments” above and Note 3 to the consolidated financial statements elsewhere herein for additional information related to Life Sciences Portfolio.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Borrowings on the Revolving Credit Facility	$2,500	$—
Dividend on Series A Redeemable Convertible Preferred Stock	—	(700)
Taxes paid related to net share settlement of share-based awards	(674)	(416)
Proceeds from Rights Offering	—	79,111
Net cash provided by financing activities	$1,826	$77,995

Cash flows from financing activities for the three months ended March 31, 2024 decreased to $1.8 million, as compared to cash flow of $78.0 million in the comparable prior period, primarily due to completion of the Rights Offering and Concurrent Private Rights Offering in the comparable prior period. Refer to Note 9 to the consolidated financial statements elsewhere herein for additional information.
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
We believe that of the significant accounting policies discussed in Note 2 included in our 2023 Annual Report, the following accounting policies require our most difficult, subjective or complex assumptions, judgments and estimates:
•revenue recognition;
•estimates of crude oil and natural gas reserves;
•valuation of long-lived assets, goodwill and other intangible assets; and
•accounting for income taxes.
Our critical accounting estimates have not changed materially from those disclosed in the Management's Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report. For further information on the significant accounting policies related to the revenue recognition, estimates of crude oil and natural gas reserves, valuation of long-lived assets, goodwill and other intangible assets and income taxes, refer to Note 2 to the consolidated financial statements and other related significant account policies included in our 2023 Annual Report.
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
As of March 31, 2024 and December 31, 2023, the carrying value of our equity investments in public and private companies was $59.7 million and $99.8 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of March 31, 2024, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $2.3 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts. As of March 31, 2024, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. For information regarding certain pending litigation, see Note 12 to our consolidated financial statements.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties in “Item 1A. Risk Factors” in our 2023 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. There have been no material changes to the risk factors previously reported in our 2023 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Group adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
10.1*
Amended and Restated Employment Agreement, effective February 13, 2024, by and between Acacia Research Corporation and Martin D. McNulty, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2024)

10.2^
Purchase and Sale Agreement dated February 16, 2024 by and between Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC, as Sellers, and BE Anadarko II, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2024)

10.3^
Loan Agreement dated as of April 17, 2024, by and among BE Anadarko, as Borrower, Frost Bank, as Administrative Agent and LC Issuer, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2024)

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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
^    This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: May 9, 2024	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: May 9, 2024	/s/ Kirsten Hoover
By: Kirsten Hoover
Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)