Form 10-Q
period 2024-06-30
ACACIA RESEARCH CORP
filed 2024-08-08
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 5, 2024, was 100,375,459.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
June 30, 2024

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and December 31, 2023	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2024 and 2023	4

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Six Months Ended June 30, 2024 and 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	62

Item 4.	Controls and Procedures	62

PART II.	OTHER INFORMATION	64

Item 1.	Legal Proceedings	64

Item 1A.	Risk Factors	64

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 3.	Defaults Upon Senior Securities	64

Item 4.	Mine Safety Disclosures	65

Item 5.	Other Information	65

Item 6.	Exhibits	65
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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
•Any inability of Energy Operations Business to execute its business and hedging strategy;
•The potential for oil and gas prices to decline or for the differential between benchmark prices of oil and the wellhead price to increase;
•Oil or natural gas production becoming uneconomic, causing write downs or adversely affecting our Energy Operations Business' ability to borrow;
•Inflationary pressures, supply chain disruptions or labor shortages;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$386,988	$340,091
Equity securities	18,174	63,068
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	18,772	80,555
Inventories	12,289	10,921
Prepaid expenses and other current assets	20,961	23,127
Total current assets	493,934	554,512

Property, plant and equipment, net	2,315	2,356
Oil and natural gas properties, net	192,587	25,117
Goodwill	8,990	8,990
Other intangible assets, net	36,017	33,556
Operating lease, right-of-use assets	1,639	1,872
Deferred income tax assets, net	13,854	2,915
Other non-current assets	4,257	4,227
Total assets	$753,593	$633,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,191	$3,261
Accrued expenses and other current liabilities	15,207	8,405
Accrued compensation	3,983	4,207
Asset retirement obligation	1,543	—
Royalties and contingent legal fees payable	4,869	10,786
Deferred revenue	911	977
Accrued loss contingency	14,500	—
Total current liabilities	44,204	27,636

Asset retirement obligation	27,718	—
Long-term lease liabilities	1,447	1,736
Revolving credit facility	82,000	10,525
Other long-term liabilities	1,479	4,039
Total liabilities	156,848	43,936

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 100,375,459 and 99,895,473 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	100	100
Treasury stock, at cost, 16,183,703 shares as of June 30, 2024 and December 31, 2023	(98,258)	(98,258)
Additional paid-in capital	907,215	906,153
Accumulated deficit	(248,361)	(239,729)
Total Acacia Research Corporation stockholders' equity	560,696	568,266

Noncontrolling interests	36,049	21,343

Total stockholders' equity	596,745	589,609

Total liabilities and stockholders' equity	$753,593	$633,545
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues:
Intellectual property operations	$5,333	$394	$18,956	$4,570
Industrial operations	6,335	7,510	15,176	18,137
Energy operations	14,170	—	16,026	—
Total revenues	25,838	7,904	50,158	22,707

Costs and expenses:
Cost of revenues - intellectual property operations	5,765	5,010	12,766	9,748
Cost of revenues - industrial operations	3,277	3,933	7,326	9,153
Cost of production - energy operations	10,038	—	11,353	—
Engineering and development expenses - industrial operations	178	205	312	421
Sales and marketing expenses - industrial operations	1,387	1,859	2,942	3,772
General and administrative expenses	9,951	9,426	22,304	21,466
Total costs and expenses	30,596	20,433	57,003	44,560
Operating loss	(4,758)	(12,529)	(6,845)	(21,853)

Other (expense) income:
Equity securities investments:
Change in fair value of equity securities	(4,744)	6,617	(31,445)	9,960
Gain (loss) on sale of equity securities	—	(7,999)	28,861	(9,360)
Net realized and unrealized (loss) gain	(4,744)	(1,382)	(2,584)	600
Legal liability fee	(6,613)	—	(12,856)	—
Change in fair value of the Series B warrants and embedded derivatives	—	(9,935)	—	6,716
(Loss) gain on foreign currency exchange	(70)	15	(88)	95
Interest expense on Senior Secured Notes	—	(900)	—	(1,800)
Interest income and other, net	295	4,307	5,185	7,748
Total other (expense) income	(11,132)	(7,895)	(10,343)	13,359

Loss before income taxes	(15,890)	(20,424)	(17,188)	(8,494)

Income tax benefit (expense)	7,061	1,645	8,170	(838)

Net loss including noncontrolling interests in subsidiaries	(8,829)	(18,779)	(9,018)	(9,332)

Net loss attributable to noncontrolling interests in subsidiaries	383	—	386	—

Net loss attributable to Acacia Research Corporation	$(8,446)	$(18,779)	$(8,632)	$(9,332)

Loss per share:
Net loss attributable to common stockholders - Basic	$(8,446)	$(21,155)	$(8,632)	$(13,962)
Weighted average number of shares outstanding - Basic	100,079,803	58,408,711	99,912,854	53,219,152
Basic net loss per common share	$(0.08)	$(0.36)	$(0.09)	$(0.26)
Net loss attributable to common stockholders - Diluted	$(8,446)	$(21,155)	$(8,632)	$(13,962)
Weighted average number of shares outstanding - Diluted	100,079,803	58,408,711	99,912,854	53,219,152
Diluted net loss per common share	$(0.08)	$(0.36)	$(0.09)	$(0.26)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended June 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	—	$—	100,021,951	$100	$(98,258)	$906,337	$(239,915)	$21,340	$589,604
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(8,446)	(383)	(8,829)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	15,250	15,250
Change in ownership percentage in subsidiary	—	—	—	—	—	158	—	(158)	—
Stock options exercised	—	—	61,667	—	—	223	—	—	223
Issuance of common stock for vesting of restricted stock units	—	—	367,938	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(2,802)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(73,295)	—	—	(394)	—	—	(394)
Compensation expense for share-based awards	—	—	—	—	—	891	—	—	891
Balance at June 30, 2024	—	$—	100,375,459	$100	$(98,258)	$907,215	$(248,361)	$36,049	$596,745

	Three Months Ended June 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	350,000	$21,478	58,551,798	$58	$(98,258)	$740,187	$(297,342)	$11,042	$355,687
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(18,779)	—	(18,779)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	1,676	—	—	—	(1,676)	—	—	(1,676)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(700)	—	—	(700)
Stock options exercised	—	—	59,568	—	—	206	—	—	206
Issuance of common stock for vesting of restricted stock units	—	—	202,810	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(16,667)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(42,714)	—	—	(179)	—	—	(179)
Compensation expense for share-based awards	—	—	—	—	—	874	—	—	874
Balance at June 30, 2023	350,000	$23,154	58,754,795	$58	$(98,258)	$738,712	$(316,121)	$11,042	$335,433
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Six Months Ended June 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$21,343	$589,609
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(8,632)	(386)	(9,018)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	15,250	15,250
Change in ownership percentage in subsidiary	—	—	—	—	—	158	—	(158)	—
Stock options exercised	—	—	61,667	—	—	223	—	—	223
Issuance of common stock for vesting of restricted stock units	—	—	643,182	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(2,802)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(222,061)	—	—	(1,068)	—	—	(1,068)
Compensation expense for share-based awards	—	—	—	—	—	1,749	—	—	1,749
Balance at June 30, 2024	—	$—	100,375,459	$100	$(98,258)	$907,215	$(248,361)	$36,049	$596,745

	Six Months Ended June 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(9,332)	—	(9,332)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,230	—	—	—	(3,230)	—	—	(3,230)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,400)	—	—	(1,400)
Stock options exercised	—	—	59,568	—	—	206	—	—	206
Issuance of common stock from the Rights Offering	—	—	15,068,753	15	—	79,096	—	—	79,111
Issuance of common stock for vesting of restricted stock units	—	—	313,351	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(34,167)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(137,577)	—	—	(595)	—	—	(595)
Compensation expense for share-based awards	—	—	—	—	—	1,351	—	—	1,351
Balance at June 30, 2023	350,000	$23,154	58,754,795	$58	$(98,258)	$738,712	$(316,121)	$11,042	$335,433
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(9,018)	$(9,332)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	11,973	6,789
Accretion of asset retirement obligation	254	—
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	—	(3,954)
Change in fair value of Series B warrants	—	(2,762)
Compensation expense for share-based awards	1,749	1,351
Loss (gain) on foreign currency exchange	88	(95)
Change in fair value of equity securities	31,445	(9,960)
(Gain) loss on sale of equity securities	(28,861)	9,360
Unrealized loss on derivatives	3,401	—
Deferred income taxes	(10,939)	(617)
Changes in assets and liabilities:
Accounts receivable	61,727	2,629
Inventories	(1,368)	216
Prepaid expenses and other assets	(3,949)	(1,765)
Accounts payable and accrued expenses	20,529	(10,624)
Royalties and contingent legal fees payable	(5,917)	(120)
Deferred revenue	(159)	(238)
Net cash provided by (used in) operating activities	70,955	(19,122)

Cash flows from investing activities:
Patent acquisition	(9,000)	—
Purchases of equity securities	(15,544)	(5,843)
Sales of equity securities	57,854	15,198
Net purchases of property and equipment and additions to oil and gas properties	(143,143)	(137)
Net cash (used in) provided by investing activities	(109,833)	9,218

Cash flows from financing activities:
Contributions from noncontrolling interest	15,250	—
Borrowings on the Revolving credit facility	71,475	—
Dividend on Series A Redeemable Convertible Preferred Stock	—	(1,400)
Taxes paid related to net share settlement of share-based awards	(1,068)	(595)
Proceeds from Rights Offering	—	79,111
Proceeds from exercise of stock options	223	206
Net cash provided by financing activities	85,880	77,322

Effect of exchange rates on cash and cash equivalents	(105)	(16)

Increase in cash and cash equivalents	46,897	67,402

Cash and cash equivalents, beginning	340,091	287,786

Cash and cash equivalents, ending	$386,988	$355,188

Supplemental schedule of cash flow information:
Interest paid	$449	$1,800
Income taxes paid	384	551
Noncash investing and financing activities:
Accrued patent costs	5,000	—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or “our”) is focused on acquiring and managing companies across industries including but not limited to the technology, energy and industrials verticals. We focus on identifying, pursuing and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
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
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (together with certain funds and accounts affiliated with, or managed by, Starboard Value LP, “Starboard”), the Company's controlling shareholder, provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities. We have also entered into the Services Agreement (as defined below) with Starboard where Starboard has agreed to provide certain trade execution, research, due diligence, and other services on an expense reimbursement basis. Starboard beneficially owned 61,123,595 shares of common stock as of June 30, 2024, representing approximately 60.9% of the common stock based on 100,375,459 shares of common stock issued and outstanding as of such date. Refer to Note 11 for additional information.
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
During the six months ended June 30, 2024 and the year ended December 31, 2023, ARG did not obtain control of any new patent portfolios.
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
Energy Operations Acquisition
On November 13, 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC ("Benchmark"). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Prior to the Transaction (as defined below), Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company's consolidated financial statements include Benchmark's consolidated operations from November 13, 2023 through June 30, 2024.
On April 17, 2024, Benchmark consummated the previously announced transaction contemplated in the Purchase and Sale Agreement (the "Purchase Agreement"), dated February 16, 2024, by and among Benchmark and Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC (collectively, “Revolution”).
Pursuant to the Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells (such purchase and sale, together with the other transactions contemplated by the Purchase Agreement, the “Transaction”) for a purchase price of $145 million in cash (the “Purchase Price”), subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Purchase Price was funded by a combination of borrowings under the Revolving Credit Facility (as defined below) and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing, the Company’s interest in Benchmark is approximately 73.5%. The Transaction has been accounted for as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) 805-50, "Business Combinations." Refer to Note 2 for additional information regarding the Revolving Credit Facility and Note 3 for additional information regarding the Transaction.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, as reported by Acacia in its 2023 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of June 30, 2024, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Paid-up license revenue agreements	$4,888	$75	$17,253	$3,975
Recurring License Revenue Agreements	445	319	1,703	595
Total	$5,333	$394	$18,956	$4,570

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

Printronix's net revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Printers, consumables and parts	$5,451	$6,652	$13,529	$16,286
Services	884	858	1,647	1,851
Total	$6,335	$7,510	$15,176	$18,137
Refer to Note 18 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under ASC 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $454,000 and $496,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended June 30, 2024 and 2023, respectively. Printronix recognized approximately $1.0 million and $1.1 million in revenue that was previously included in the beginning balance of deferred revenue during the six months ended June 30, 2024 and 2023, respectively.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $441,000 and $567,000 as of June 30, 2024 and December 31, 2023, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of June 30, 2024 are expected to be recognized over a period of approximately two years.
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
Benchmark's revenue were comprised of the following for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
	(In thousands)
Oil sales	$8,082	$8,743
Natural gas sales	1,991	2,721
Natural gas liquids sales	4,097	4,562
Total	$14,170	$16,026
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
Accounts Receivable and Allowance for Credit Losses
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. There was no allowance for credit losses established as of June 30, 2024 and December 31, 2023.
Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of June 30, 2024 and December 31, 2023, Printronix's combined allowance for credit losses and allowance for sales returns was $73,000 and $56,000, respectively.
Energy Operations
Benchmark's oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark's accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management's best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2024 and December 31, 2023, Benchmark's allowance for credit losses was $100,000 and zero, respectively.
Inventories
Industrial Operations
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
Energy Operations
Benchmark's inventory represents tangible assets such as drilling pipe, tubing, casing and operating supplies used in Benchmark's future drilling program or repair operations. Cost is determined using the first-in, first-out method and is valued at the lower of cost or net realizable value. Refer to Note 5 for additional information related to Benchmark's inventories.
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At June 30, 2024, as most of Benchmarks' wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
As the implicit rate in the Company's leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. Refer to Note 14 for additional information.
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
Asset Retirement Obligation
Asset retirement obligation ("ARO") represents the future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from the leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. Significant inputs used to calculate the ARO include estimates and timing of costs to be incurred, the credit adjusted discount rates and inflation rates. The Companies have designated these inputs as Level 3 significant unobservable inputs. The ARO is accreted to its present value each period, and the capitalized asset retirement costs are depleted with proved oil and natural gas properties using the units-of-production method. If estimated future costs of ARO change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated ARO can result from changes in cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.
Revolving Credit Facility
Credit Agreement
On September 16, 2022, Benchmark entered into a credit agreement (the "Credit Agreement") for a revolving credit facility (the "Revolver") and a term loan with a bank. The Revolver had an initial borrowing base of $25 million and $75 million maximum borrowing capacity. The Revolver matures on September 16, 2025. The availability under the Credit Agreement is subject to the borrowing base, which is redetermined on April 1 and October 1 of each year. During 2023, the borrowing base was reduced to $17.5 million and payment was made, which further reduced the borrowing base to $10.5 million. The Revolver was paid in full during the six months ended June 30, 2024. As of June 30, 2024 and December 31, 2023 the outstanding balance on the Revolver was zero and $10.5 million, respectively. Additionally, Benchmark initially borrowed $3.5 million under the related term loan, which was paid in full during 2023. Benchmark’s outstanding balance on the term loan was zero as of June 30, 2024 and December 31, 2023.
Loan Agreement
On April 17, 2024 (the "Closing Date"), in connection with the Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the "Loan Agreement") with Frost Bank, as Administrative Agent and LC Issuer ("Frost Bank") and the lenders from time to time party thereto (the "Lenders"), governing a new revolving credit facility (the "Revolving Credit Facility"), with a maximum aggregate credit amount of $150 million, of which approximately $85 million was available at the Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Loan Agreement. The Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Loan Agreement. As of June 30, 2024 the outstanding balance on the Revolving Credit Facility was $82.0 million.
Borrowings under the Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of June 30, 2024, the interest rate associated with the outstanding balance on the Revolving Credit Facility was 9%. Unused commitments under the Revolving Credit Facility are subject to a commitment fee 0.5% payable on a quarterly basis.
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
Treasury Stock
Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock in the consolidated balance sheets. Refer to Note 15 for additional information.

Engineering and Development
Engineering and development costs are expensed as incurred and consist of labor, supplies, consulting and other costs related to developing and improving Printronix's products.
Stock-Based Compensation
The compensation cost for all time-based stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is currently one to four years. Compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The fair value of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based stock awards (“PSUs”) are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. Refer to Note 16 for additional information.
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
Our income tax benefit for the three and six months ended June 30, 2024 is primarily attributable to recognizing a benefit for losses incurred year to date offset by foreign withholding taxes. Our income tax benefit for the three months ended June 30, 2023 is primarily attributable to recognizing an income tax benefit on losses incurred in jurisdictions for which a valuation allowance is not needed. Our income tax expense for the six months ended June 30, 2023 is primarily attributable to foreign taxes withheld and state income taxes.
The Company's effective tax rates were (44)% and (8)% for the three months ended June 30, 2024 and 2023, respectively. The Company's effective tax rates were (48)% and 10% for the six months ended June 30, 2024 and 2023, respectively. Our 2024 effective tax rate in each period was higher than the U.S. federal statutory rate primarily due to the dividends received deduction offset by foreign withholding taxes which we could not recognize as a foreign tax credit. Our 2023 effective tax rate in the period was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits, changes in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2024 and December 31, 2023. These assets primarily consist of foreign tax credits and state net operating loss carryforwards.
At June 30, 2024 and December 31, 2023, the Company had total unrecognized tax benefits of approximately $757,000. At June 30, 2024 and December 31, 2023, $757,000 of unrecognized tax benefits were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At June 30, 2024, if recognized, $757,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
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
3. ACQUISITION
On April 17, 2024, Benchmark consummated the previously announced Transaction contemplated in the Purchase Agreement, dated February 16, 2024, by and among Benchmark and Revolution.
At the closing of Transaction pursuant to the Purchase Agreement, among other things, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells, upon the terms and subject to the conditions of the Purchase Agreement for a purchase price of $145 million in cash, subject to customary post-closing adjustments. Acacia funded a portion of the Purchase Price and related fees amounting to $59.9 million with cash on hand. The remainder of the Purchase Price was funded by a combination of borrowings under the Revolving Credit Facility and the remaining being funded through a cash contribution of $15.3 million from other investors. Following closing, the Company’s interest in Benchmark is approximately 73.5%.

The Transaction is being accounted for as an asset acquisition under ASC 805, Business Combinations as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. The accounting for asset acquisitions is accounted for by using a cost accumulation model, where the cost of the acquisition is allocated to the assets acquired on the basis of relative fair values. As part of the Transaction, the Company also recognized an asset retirement obligation for the oil and gas producing properties acquired of $28.8 million.
4. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
June 30, 2024:
Equity securities - other common stock	$19,971	$4	$(1,801)	$18,174
Total	$19,971	$4	$(1,801)	$18,174

December 31, 2023:
Equity securities - Life Sciences Portfolio	$28,498	$28,600	$(20)	$57,078
Equity securities - other common stock	4,925	1,080	(15)	5,990
Total	$33,423	$29,680	$(35)	$63,068
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of June 30, 2024 and December 31, 2023, the total fair value of the remaining Life Sciences Portfolio investment was $25.7 million and $82.8 million, respectively.
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

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Change in fair value of equity securities of public companies	$—	$(1,087)	$(28,581)	$(510)
Gain on sale of equity securities of public companies	—	—	28,581	—
Net realized and unrealized loss	$—	$(1,087)	$—	$(510)
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of June 30, 2024 and December 31, 2023, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the six months ended June 30, 2024 and 2023, our consolidated earnings on equity investment was zero. No distributions were received during the three and six months ended June 30, 2024 and 2023.
5. INVENTORIES
Printronix's and Benchmark's inventories consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Raw materials	$3,805	$3,961
Subassemblies and work in process	1,303	1,882
Finished goods	7,730	5,578
	12,838	11,421
Inventory reserves	(549)	(500)
Total inventories	$12,289	$10,921

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Machinery and equipment	$3,036	$3,035
Vehicles	393	—
Furniture and fixtures	352	395
Computer hardware and software	383	312
Leasehold improvements	1,018	1,018
	5,182	4,760
Accumulated depreciation and amortization	(2,867)	(2,404)
Property, plant and equipment, net	$2,315	$2,356
Total depreciation and amortization expense in the consolidated statements of operations was $277,000 and $374,000 for the three months ended June 30, 2024 and 2023, respectively, and $557,000 and $721,000 for the six months ended June 30, 2024 and 2023, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended June 30, 2024 and 2023, our Industrial Operations allocated depreciation and amortization, totaling $250,000 and $341,000, respectively, to all applicable operating expense categories, including cost of sales of $102,000 and $106,000, respectively. For the six months ended June 30, 2024 and 2023, our Industrial Operations allocated depreciation and amortization, totaling $502,000 and $654,000, respectively, to all applicable operating expense categories, including cost of sales of $208,000 and $216,000, respectively.
7. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark's oil and natural gas properties consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Proved oil and gas properties	$191,838	$25,276
Unproved oil and gas properties	4,786	—
Accumulated depletion and depreciation	(4,037)	(159)
Oil and natural gas properties, net	$192,587	$25,117
Total depletion and depreciation expense in the consolidated statements of operations was $3.5 million and $3.9 million for the three and six months ended June 30, 2024, respectively. Our Energy Operations includes depletion and depreciation in cost of production.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	June 30, 2024
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
Other intangible assets, net consisted of the following:

	June 30, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$351,403	$(322,787)	$28,616
Industrial operations	7 years	3,400	(1,324)	2,076
Total patents		354,803	(324,111)	30,692
Customer relationships - industrial operations	7 years	5,300	(2,067)	3,233
Trade name and trademarks - industrial operations	7 years	3,430	(1,338)	2,092
Total		$363,533	$(327,516)	$36,017

	December 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$341,403	$(316,114)	$25,289
Industrial operations	7 years	3,400	(1,083)	2,317
Total patents		344,803	(317,197)	27,606
Customer relationships - industrial operations	7 years	5,300	(1,689)	3,611
Trade name and trademarks - industrial operations	7 years	3,430	(1,091)	2,339
Total		$353,533	$(319,977)	$33,556
Total other intangible asset amortization expense in the consolidated statements of operations was $3.7 million and $3.0 million for the three months ended June 30, 2024 and 2023, respectively, and $7.5 million and $6.1 million for the six months ended June 30, 2024 and 2023, respectively. The Company did not record charges related to impairment of other intangible assets for the six months ended June 30, 2024 and 2023. There was no accelerated amortization of other intangible assets for the six months ended June 30, 2024 and 2023. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2024	$10,291
2025	18,485
2026	4,173
2027	1,734
2028	1,334
Total	$36,017
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, of which was fully paid in 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of June 30, 2024. As of December 31, 2023, ARG accrued $4.0 million of certain patent and patent rights acquisition costs, which was paid on January 31, 2024. During the second quarter of 2024, ARG accrued $10.0 million of certain patent and patent rights acquisition costs and paid $5.0 million as of June 30, 2024. As of June 30, 2024 and December 31, 2023, $5.0 million and $4.0 million of certain patent and patent rights acquisition costs was accrued, respectively, and included in accrued expenses and other current liabilities (see Note 9).

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
	(In thousands)
Accrued consulting and other professional fees	$850	$1,595
Income taxes payable	1,294	619
Revolving credit facility interest accrual	1,570	106
Lease operating expense	3,488	—
Product warranty liability, current	36	30
Service contract costs, current	365	169
Short-term lease liability	990	1,248
Accrued patent cost (see Note 8)	5,000	4,000
Other accrued liabilities	1,614	638
Total	$15,207	$8,405
10. ASSET RETIREMENT OBLIGATIONS
The following is a summary of the asset retirement obligations in the consolidated balance sheets:

June 30, 2024
(In thousands)
Beginning balance	$294
Liabilities acquired	28,713
Accretion of discounts	254
Ending balance	$29,261
Less: Current portion	(1,543)
Asset retirement obligation, long-term	$27,718
11. STARBOARD INVESTMENT
In order to establish a strategic and ongoing relationship between the Company and Starboard, on November 18, 2019, the Company and Starboard entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Starboard acquired (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a stated value of $100 per share, (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company's common stock (the “Series A Warrants”) and (iii) Series B Warrants to purchase up to 100,000,000 shares of the Company's common stock (the "Series B Warrants").
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
As a result, on October 30, 2022, and following the unanimous recommendation of the Special Committee of the Board, the Company entered into a Recapitalization Agreement with Starboard (the "Recapitalization Agreement") in order to simplify the Company’s capital structure, pursuant to which, among other things, (1) effective as of November 1, 2022, Starboard exercised the Series A Warrants in full and received 5,000,000 shares of the Company’s common stock, (2) Starboard purchased 15,000,000 shares of the Company’s common stock pursuant to the Concurrent Private Rights Offering (as defined below) and the Unadjusted Series B Warrants (as defined below) were cancelled, and (3) on July 13, 2023, (a) Starboard converted 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of the Company’s common stock (the "Preferred Stock Conversion"), and (b) Starboard exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock, the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million (the "Series B Warrants Exercise"). Such transactions are referred to as the "Recapitalization Transactions." As a result, Starboard beneficially owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date. Accordingly, no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
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
Further, the Series A Redeemable Convertible Preferred Stock accrued cumulative dividends quarterly at annual rate of 3.0% on the stated value. Upon consummation of the Printronix acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There were no accrued and unpaid dividends as of June 30, 2024 and December 31, 2023.
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
The Company classified the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it was probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accreted the instrument to its redemption value using the effective interest method and recognized any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action was subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock continued to be classified as temporary equity and continued to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the three months ended June 30, 2024 and 2023 was zero and $1.7 million, respectively, and for the six months ended June 30, 2024 and 2023 was zero and $3.2 million, respectively.
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
The Series B Warrants were recognized at fair value at each reporting period until exercised, which resulted in a fair value of zero, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of June 30, 2024, no Series B warrants were issued or outstanding.
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
Starboard received private subscription rights to purchase up to 28,647,259 shares of common stock at the Subscription Price pursuant to a concurrent private rights offering (the “Concurrent Private Rights Offering”) in connection with their ownership of common stock and, on an as-converted basis, the Company’s Series B Warrants and shares of the Company’s Series A Redeemable Convertible Preferred Stock. The private subscription rights provided to Starboard pursuant to the Concurrent Private Rights Offering were on substantially the same terms as the Subscription Rights, and were distributed substantially concurrently with the distribution of the Subscription Rights and expired at the Expiration Time. In connection with the Concurrent Private Rights Offering, Starboard purchased 15,000,000 shares of common stock.
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
Governance
Under the Recapitalization Agreement, the parties agreed that, among other things, for a period from the date of the Recapitalization Agreement until May 12, 2026 (the “Applicable Period”), the Board of the Company will include at least two (2) directors that are independent of, and not affiliates (as defined in Rule 144 of the Securities Exchange Act of 1934, as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition under the Recapitalization Agreement. Additionally, the Company appointed Gavin Molinelli as a member and as Chair of the Board. The Company and Starboard also agreed that, following the closing of the Series B Warrants Exercise until the end of the Applicable Period, the number of directors serving on the Board will not exceed 10 members.
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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the six months ended June 30, 2024 the Company reimbursed Starboard $476,000 under the Services Agreement.

12. FAIR VALUE MEASUREMENTS
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
The Company held the following types of financial instruments at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. On November 1, 2023, the Company, through a wholly owned subsidiary, entered into the Arix Shares Purchase Agreement with RTW Bio to sell its shares of Arix to RTW Bio for a purchase price of $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). On January 19, 2024, the Company completed such sale for $57.1 million. As a result, as of June 30, 2024, the aggregate carrying amount of this investment was zero, and was included in equity securities, in the consolidated balance sheet (refer to Note 4 for additional information).
Commodity Derivative Instruments: Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with a single counterparty and also executed an International Swap Dealers Association Master Agreement ("ISDA") with its counterparty, the terms of which provide Benchmark and its counterparty with rights of offset. There are no derivative assets that were subjected to offset for the three and six months ended June 30, 2024. As of June 30, 2024, the aggregate fair value of the open commodity derivatives was $678,000 and is included in accrued expenses and other current liabilities and other long-term liabilities, in the consolidated balance sheet (refer to Note 2 to the consolidated financial statements included in our 2023 Annual Report).
Series B Warrants. Series B Warrants were recorded at fair value, using a Black-Scholes option-pricing model (Level 3). On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 11 for additional information). The fair value of the remaining Series B Warrants as of July 13, 2023 was estimated based on the following significant assumptions: volatility of 120 percent, risk-free rate of 5.24 percent, term of 0.04 years and a dividend yield of 0 percent. On July 13, 2023, further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, the remaining Series B Warrants were exercised, which also resulted in a fair value of zero as of December 31, 2023 (refer to Note 11 for additional information). As of June 30, 2024, no Series B warrants were issued or outstanding. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
Embedded derivative liabilities. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. During the quarter ended December 31, 2022 in connection with the Recapitalization Agreement, the Company changed its methodology from a binomial lattice framework to an as-converted value (Level 3), based on an expected Series A Redeemable Convertible Preferred Stock conversion date on or prior to July 14, 2023 (refer to Note 11 for additional information).
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The fair value of the embedded derivative as of July 13, 2023 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 14.80 percent. On July 13, 2023, in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, Starboard converted the Series A Redeemable Convertible Preferred Stock into common stock, which resulted in a fair value of zero as of December 31, 2023 (refer to Note 11 for additional information). As of June 30, 2024, the Company no longer had any shares of Series A Redeemable Convertible Preferred Stock outstanding.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
June 30, 2024:
Equity securities	$18,174	$—	$—	$18,174
Total	$18,174	$—	$—	$18,174

December 31, 2023:
Equity securities	$63,068	$—	$—	$63,068
Commodity derivative instruments	—	2,723	—	2,723
Total	$63,068	$2,723	$—	$65,791

Liabilities
June 30, 2024:
Commodity derivative instruments	$—	$678	$—	$678
Total	$—	$678	$—	$678
Benchmark's realized derivative gain for the three and six months ended June 30, 2024 was $113,000 and $913,000, respectively. Benchmark's unrealized derivative loss was $2.8 million and $3.4 million for the three and six months ended June 30, 2024, respectively. Benchmark's realized derivative gain and unrealized derivative loss are included in other income or (expense) in the consolidated statements of operations. No amounts are netted under the terms of the ISDA.

The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which were measured at fair value on a recurring basis. There are no Level 3 liabilities as of June 30, 2024. The changes in the estimated fair value of the Company's Level 3 liabilities as of June 30, 2023 were as follows:

	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2022	$16,835	$84,780	$101,615
Remeasurement to fair value	(3,954)	(2,762)	(6,716)
Balance at June 30, 2023	12,881	82,018	94,899
For the three months ended June 30, 2023, the changes in the estimated fair value of the Series A embedded derivatives and Series B warrants were $1.1 million and $8.9 million, respectively.
In accordance with U.S. GAAP, from time to time, the Company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets and liabilities accounted for on a non-recurring basis include asset retirement obligations incurred by the drilling of new oil and natural gas wells, the change in estimated asset retirement obligations, and the carrying value of proved and unproved oil and natural gas properties following impairment. The fair value of the asset retirement obligations is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount and significant inputs include the estimated plug and abandonment cost per well, the estimated life per well and the credit-adjusted risk-free rate. The fair value of the asset retirement obligations are within Level 3 of the fair value hierarchy. The Company also reviews the carrying value of equity securities without readily determinable fair value, equity method investments and patents on a quarterly basis for indications of impairment, and other long-lived assets at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required.
13. RELATED PARTY TRANSACTIONS
The Company reimbursed an aggregate amount of $14,000 and $97,000 during the six months ended June 30, 2024 and 2023, respectively, to former executive officers in connection with legal fees incurred following such officers’ respective departures from the Company.
In 2023, the Company entered into a Loan Facility ("Loan Facility") with a private portfolio company. As of June 30, 2024 and December 31, 2023, the Loan Facility balance was $2.8 million and $2.2 million, respectively. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $66,000 and $125,000 in interest income, respectively during the three and six months ended June 30, 2024. The receivable is included in other non-current assets in the consolidated balance sheets.
Refer to Note 11 for information about the Recapitalization Agreement and Services Agreement with Starboard.
14. COMMITMENTS AND CONTINGENCIES
Facility Leases
Acacia primarily leases office facilities under operating lease arrangements that will end in various years through September 2027.
On June 7, 2019, Acacia entered into a building lease agreement with Jamboree Center 4 LLC. Pursuant to the lease, we had leased 8,293 square feet of office space in Irvine, California. The lease commenced on August 1, 2019. The term of the lease was 60 months from the commencement date, provided for annual rent increases, and did not provide us the right to early terminate or extend our lease terms. The lease expired on July 31, 2024, and will not be renewed or extended. On April 29, 2024, Acacia entered into a building lease agreement with Metro Pointe 13580 Lot Two, a California Limited Partnership. Pursuant to the lease, we have leased 1,820 square feet of office space in Costa Mesa, California. The lease commenced on July 1, 2024. The term of the lease is 38 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, as amended, we have leased approximately 8,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlord's substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date is February 28, 2025. During July 2022, we entered into a second amendment of the New York office lease, to add space to the existing premises and increase the annual fixed rent through the existing expiration date. The new fixed rent commenced upon the landlord's substantial completion of the additional space, which occurred on September 19, 2022. On June 23, 2023, the Company notified the landlord of its election to early terminate the lease effective as of March 31, 2024, pursuant to the terms set forth in the lease. In connection with such early termination election, the Company paid the landlord a termination payment as set forth in the lease. During September 2023, we entered into a fourth amendment of the New York office lease, which provides for (among other things): (a) the surrender a portion of the premises (Unit 602) effective as of March 31, 2024; (b) the rescission of the early termination election as it relates to the remaining portion of the premises (Unit 601); (c) an extension of the lease term with respect to Unit 601 for 40 months commencing on April 1, 2024 and expiring on July 31, 2027; and (d) annual rent increases, with no right to early terminate or extend the lease.
On April 9, 2024, Benchmark entered into a building lease agreement with Luzzatto Oaks, LLC. Pursuant to the lease, Benchmark has leased 2,663 square feet of office space in Austin, Texas. The lease commenced on May 1, 2024. The term of the lease is 39 months from the commencement date, provides for annual rent increases, and does not provide the right to early terminate or extend the lease terms.
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
•On September 30, 2019, Printronix entered into a building lease agreement with Dynamics Sing Sdn. Bhd for 52,000 square feet of warehouse/manufacturing space in Johor, Malaysia. The lease commenced on December 29, 2019. The initial term of the lease was 48 months from the commencement date, has no annual rent increases and provides the right to early terminate or extend our lease term. The Malaysia factory lease has two renewal options for an additional four years and one additional renewal option for two years. On July 26, 2023, Printronix entered into a lease agreement to renew the lease for another 24 months commencing on December 29, 2023.
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

The Company's operating lease costs were $253,000 and $200,000 for the three months ended June 30, 2024 and 2023, respectively, and $589,000 and $588,000 for the six months ended June 30, 2024 and 2023, respectively.
The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of June 30, 2024 (in thousands):

Years Ending December 31,
Remainder of 2024	$552
2025	1,014
2026	601
2027	270
Total minimum payments	2,437
Less: short-term lease liabilities	(990)
Long-term lease liabilities	$1,447
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
On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”), filed a lawsuit in Delaware Chancery Court against the Company and ARG (collectively, the “Acacia Entities”), Monarch Networking Solutions LLC (“Monarch”), Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the Court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court removed from the calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023. On April 19, 2023, the Chancery Court heard oral argument and took the summary judgment motions under advisement. On July 26, 2023, the Court held a telephonic hearing during which it delivered its ruling on the motions for summary judgment. The Court granted

Transpacific’s motion and deferred ruling on the Acacia Entities’ motion pending further briefing as to whether the Court has subject matter jurisdiction. On September 14, 2023, the Acacia Entities and Slingshot filed a joint submission with the Chancery Court agreeing to proceed in Delaware Superior Court based on the Chancery Court’s apparent lack of subject matter jurisdiction over the remaining claims, and on September 21, 2023, the Chancery Court issued an order transferring the case to Delaware Superior Court. The case was subsequently assigned to Judge Eric M. Davis in the Complex Commercial Litigation Division of the Superior Court. On January 8, 2024, Judge Davis held an initial status conference, during which he instructed the Acacia Entities and Slingshot to refile their respective summary judgment briefs in Superior Court for the Court's consideration. The oral arguments on the Acacia Entities' motion for summary judgment took place on March 28, 2024. On June 20, 2024, the Court issued its ruling denying the Acacia Entities’ motion for summary judgment. The Court has not yet set the matter for trial.
In February 2017, AIP Operation LLC, or AIP, an indirect subsidiary of the Company, at the direction of prior management and the Board of Directors at that time, adopted a Profits Interests Plan that granted a profit interest in Veritone 10% Warrants held by AIP to certain members of that management team and the Board of Directors of the Company as compensation for services rendered. Those members of management and the Board separated from Acacia in 2018 and 2019 and the Veritone 10% Warrants were subsequently exercised in 2020 and 2021.
We have been engaged in a dispute involving those former executives' profit interests in AIP (the "AIP Matter"), which resulted in a $14.5 million accrual as of June 30, 2024. On August 2, 2024 the AIP Matter was settled, which will result in a $14.5 million payment by Acacia in the third quarter of 2024. Accordingly, for the six months ended June 30, 2024, other income (expense) includes an aggregate additional expense of $12.9 million, which is incremental to amounts expensed in prior periods.
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of June 30, 2024.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of June 30, 2024 and December 31, 2023, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark's acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the three and six months ended June 30, 2024.

15. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On November 9, 2023, the Board approved a stock repurchase program for up to $20.0 million, subject to a cap of 5,800,000 shares of common stock. The repurchase authorization has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. There have been no stock repurchases under this repurchase program for the three and six months ended June 30, 2024.
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
16. EQUITY-BASED INCENTIVE PLANS
Stock-Based Incentive Plans
The 2024 Acacia Research Corporation Stock Incentive Plan ("2024 Plan"), the 2016 Acacia Research Corporation Stock Incentive Plan (“2016 Plan”) and the 2013 Acacia Research Corporation Stock Incentive Plan (“2013 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in June 2024, June 2016 and May 2013, respectively. The Plans allow grants of stock options, restricted stock units, and in the case of the 2013 Plan, allowed stock awards with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants. The 2013 Plan expired in May 2023, and as of the effective date of the 2024 Plan, the remaining shares available for issuance under the 2016 Plan were transferred to the 2024 Plan. Therefore, Acacia exclusively grants awards under the 2024 Plan.
Acacia’s compensation committee administers the Plans. The compensation committee determines which eligible individuals are to receive option grants, stock issuances or restricted stock units under the 2024 Plan, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant, stock issuance or restricted stock units and the maximum term for which any granted option is to remain outstanding. The 2024 Plans terminates no later than the tenth anniversary of the approval of the plan by Acacia’s stockholders.
The 2024 Plan provides for the following separate programs:
Stock Issuance Program. Under the stock issuance program, eligible individuals may be issued shares of common stock directly, as determined by the 2024 Plan administrator. The terms and conditions of such direct stock awards include the number of shares of common stock granted, and the conditions for vesting that must be satisfied, if any, which typically will be based on continued provision of services but may include performance-based vesting requirements. Until the time at which the applicable restricted direct stock award vests, the holder of a restricted direct stock award will not have the rights of a stockholder provided, however, that any regular cash dividends with respect to unvested awards will be accrued by the Company and will be subject to the same restrictions as the award. The eligible individuals receiving awards under the 2016 Plan stock issuance program had full stockholder rights with respect to any shares of common stock issued to them under once those shares are vested. The eligible individuals receiving awards under the 2013 Plan stock issuance program had full stockholder rights with respect to any shares of common stock issued to them, whether or not their interest in those shares was vested.

Discretionary Option Grant Program. Under the discretionary option grant program, Acacia’s compensation committee may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Acacia or its subsidiaries (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Acacia’s voting stock or the voting stock of any of its subsidiaries (a 10% shareholder)). Fair market value is generally equal to the closing price per share of the Company’s common stock on the principal securities exchange on which the common stock is traded on the date the option is granted (or if there was no closing price on that date, on the last preceding date on which a closing price was reported). Stock options will generally have a term of ten years from the date of grant; provided, that, the term of an incentive stock option granted to a 10% shareholder may not exceed five years from the date of grant.
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
The number of shares of common stock initially reserved for issuance under the 2013 Plan was 4,750,000 shares. The 2013 Plan has expired, and while awards remain outstanding under the 2013 Plan, no new awards may be granted under the 2013 Plan. The stock issued, or issuable pursuant to still-outstanding awards, under the 2013 Plan shall be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. As of the effective date of the 2016 Plan, 625,390 shares of common stock remained available for issuance under the 2013 Plan.
The number of shares of common stock initially reserved for issuance under the 2016 Plan was 4,500,000 shares plus 625,390 shares of common stock available for issuance under the 2013 Plan, which were transferred into the 2016 Plan as of the effective date of the 2016 Plan. In May 2022, security holders approved an increase of 5,500,000 shares of common stock authorized to be issued pursuant to the 2016 Plan. As of the effective date of the 2024 Plan, 1,421,848 shares of common stock remained available for issuance under the 2016 Plan.
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of June 30, 2024, after annual RSU grants were made to non-employee directors, there were 12,451,122 shares of common stock remain available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of June 30, 2024, there are 16,281,634 shares of common stock reserved for issuance under the Plans.

The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2023	1,108,187	$4.18	$187	7.9 years
Granted	—	$—	$—
Exercised	(61,667)	$3.59	$115
Forfeited/Expired	(45,000)	$5.40	$—
Outstanding at June 30, 2024	1,001,520	$4.16	$995	7.8 years
Exercisable at June 30, 2024	551,064	$4.39	$481	7.7 years
Vested and expected to vest at June 30, 2024	1,001,520	$4.16	$995	7.8 years
Unrecognized stock-based compensation expense at June 30, 2024 (in thousands)	$519
Weighted average remaining vesting period at June 30, 2024	1.5 years
During the three and six months ended June 30, 2024, there were no stock options granted. The aggregate fair value of options vested during the six months ended June 30, 2024 was $521,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2023	193,665	$3.87	1,408,491	$4.31	1,981,464	$4.61
Granted	13,865	$5.68	143,978	$5.21	—	$—
Vested	(123,195)	$4.25	(643,182)	$4.38	—	$—
Forfeited	(16,667)	$3.60	(61,759)	$4.10	—	$—
Nonvested at June 30, 2024	67,668	$3.63	847,528	$4.43	1,981,464	$4.61
Unrecognized stock-based compensation expense at June 30, 2024 (in thousands)	$169		$3,336		$—
Weighted average remaining vesting period at June 30, 2024	0.7 years		1.6 years		zero years
RSAs and RSUs granted in 2024 are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the six months ended June 30, 2024 was $523,000. The aggregate fair value of RSUs vested during the six months ended June 30, 2024 was $2.8 million. During the six months ended June 30, 2024, RSAs and RSUs totaling 766,377 shares were vested and 222,061 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted in 2023 can be earned based upon the level of achievement of the Company's compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia's common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has not recorded any expense related to the PSUs based on the probability assessment performed as of June 30, 2024.

Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Options	$124	$121	$252	$149
RSAs	136	186	242	395
RSUs	631	567	1,255	807
Total compensation expense for share-based awards	$891	$874	$1,749	$1,351
Total unrecognized stock-based compensation expense as of June 30, 2024 was $4.0 million, which will be amortized over a weighted average remaining vesting period of 1.5 years.
17. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Numerator:
Net loss attributable to Acacia Research Corporation	$(8,446)	$(18,779)	$(8,632)	$(9,332)
Dividend on Series A redeemable convertible preferred stock	—	(700)	—	(1,400)
Accretion of Series A redeemable convertible preferred stock	—	(1,676)	—	(3,230)
Net loss attributable to common stockholders - Basic	(8,446)	(21,155)	(8,632)	(13,962)

Net loss attributable to common stockholders - Diluted	$(8,446)	$(21,155)	$(8,632)	$(13,962)

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	100,079,803	58,408,711	99,912,854	53,219,152
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	100,079,803	58,408,711	99,912,854	53,219,152

Basic net loss per common share	$(0.08)	$(0.36)	$(0.09)	$(0.26)
Diluted net loss per common share	$(0.08)	$(0.36)	$(0.09)	$(0.26)

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	3,898,180	4,759,072	3,898,180	4,759,072
Series B warrants	—	31,506,849	—	31,506,849
Total	3,898,180	36,265,921	3,898,180	36,265,921
18. SEGMENT REPORTING
As of June 30, 2024, the Company operates and reports its results in three reportable segments: Intellectual Property Operations, Industrial Operations and Energy Operations.
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
The Company's Energy Operations segment generates operating income from its wells and engages in the acquisition, exploration, development, and production of oil and natural gas resources located in Texas and Oklahoma. Benchmark seeks to acquire predictable and shallow decline, cash flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. The Energy Operations reporting segment did not exist prior to the acquisition of Benchmark in November 2023. As of and for the three and six months ended June 30, 2023, the consolidated results represented the results of the Company's two reporting segments: Intellectual Property Operations and Industrial Operations.

The Company's segment information is as follows:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)				(In thousands)
Revenues:
License fees	$5,333	$—	$—	$5,333	$18,956	$—	$—	$18,956
Printers and parts	—	1,884	—	1,884	—	4,949	—	4,949
Consumable products	—	3,567	—	3,567	—	8,580	—	8,580
Services	—	884	—	884	—	1,647	—	1,647
Oil sales	—	—	8,082	8,082	—	—	8,743	8,743
Natural gas sales	—	—	1,991	1,991	—	—	2,721	2,721
Natural gas liquids sales	—	—	4,097	4,097	—	—	4,562	4,562
Total revenues	5,333	6,335	14,170	25,838	18,956	15,176	16,026	50,158

Cost of revenues:
Inventor royalties	802	—	—	802	1,408	—	—	1,408
Contingent legal fees	571	—	—	571	2,395	—	—	2,395
Litigation and licensing expenses	1,152	—	—	1,152	2,290	—	—	2,290
Amortization of patents	3,240	—	—	3,240	6,673	—	—	6,673
Cost of sales	—	3,277	—	3,277	—	7,326	—	7,326
Cost of production	—	—	10,038	10,038	—	—	11,353	11,353
Total cost of revenues	5,765	3,277	10,038	19,080	12,766	7,326	11,353	31,445
Segment gross (loss) profit	(432)	3,058	4,132	6,758	6,190	7,850	4,673	18,713

Other operating expenses:
Engineering and development expenses	—	178	—	178	—	312	—	312
Sales and marketing expenses	—	1,387	—	1,387	—	2,942	—	2,942
Amortization of intangible assets	—	433	—	433	—	866	—	866
General and administrative expenses	1,821	1,294	883	3,998	5,161	2,752	1,268	9,181
Total other operating expenses	1,821	3,292	883	5,996	5,161	6,872	1,268	13,301
Segment operating (loss) income	$(2,253)	$(234)	$3,249	762	$1,029	$978	$3,405	5,412

Parent general and administrative expenses				5,520				12,257
Operating loss				(4,758)				(6,845)
Total other expense				(11,132)				(10,343)
Loss before income taxes				$(15,890)				$(17,188)

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$394	$—	$394	$4,570	$—	$4,570
Printers and parts	—	2,324	2,324	—	6,788	6,788
Consumable products	—	4,328	4,328	—	9,498	9,498
Services	—	858	858	—	1,851	1,851
Total revenues	394	7,510	7,904	4,570	18,137	22,707

Cost of revenues:
Inventor royalties	145	—	145	366	—	366
Contingent legal fees	12	—	12	544	—	544
Litigation and licensing expenses	2,253	—	2,253	3,637	—	3,637
Amortization of patents	2,600	—	2,600	5,201	—	5,201
Cost of sales	—	3,933	3,933	—	9,153	9,153
Total cost of revenues	5,010	3,933	8,943	9,748	9,153	18,901
Segment gross (loss) profit	(4,616)	3,577	(1,039)	(5,178)	8,984	3,806

Other operating expenses:
Engineering and development expenses	—	205	205	—	421	421
Sales and marketing expenses	—	1,859	1,859	—	3,772	3,772
Amortization of intangible assets	—	434	434	—	867	867
General and administrative expenses	1,602	1,592	3,194	3,499	3,877	7,376
Total other operating expenses	1,602	4,090	5,692	3,499	8,937	12,436
Segment operating (loss) income	$(6,218)	$(513)	(6,731)	$(8,677)	$47	(8,630)

Parent general and administrative expenses			5,798			13,223
Operating income loss			(12,529)			(21,853)
Total other (expense) income			(7,895)			13,359
Loss before income taxes			$(20,424)			$(8,494)

	June 30, 2024	December 31, 2023
	(In thousands)
Equity securities investments:
Equity securities	$18,174	$63,068
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Total parent equity securities investments	54,924	99,818

Other parent assets	203,728	218,909

Segment total assets:
Intellectual property operations	231,034	234,254
Industrial operations	47,180	47,854
Energy operations	216,727	32,710
Total assets	$753,593	$633,545
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

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$5,331	$2,873	$14,170	$22,374	$7,395	$6,032	$16,026	$29,453
Canada and Latin America	—	220	—	220	1	486	—	487
Total Americas	5,331	3,093	14,170	22,594	7,396	6,518	16,026	29,940

Europe, Middle East and Africa	—	1,705	—	1,705	—	4,183	—	4,183

China	—	232	—	232	4,650	750	—	5,400
India	—	517	—	517	—	1,435	—	1,435
Asia-Pacific, excluding China and India	2	788	—	790	6,910	2,290	—	9,200
Total Asia-Pacific	2	1,537	—	1,539	11,560	4,475	—	16,035
Total revenues	$5,333	$6,335	$14,170	$25,838	$18,956	$15,176	$16,026	$50,158

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$386	$3,277	$3,663	$1,059	$7,511	$8,570
Canada and Latin America	7	334	341	508	553	1,061
Total Americas	393	3,611	4,004	1,567	8,064	9,631

Europe, Middle East and Africa	—	1,962	1,962	—	4,927	4,927

China	—	772	772	3,000	1,615	4,615
India	—	170	170	—	998	998
Asia-Pacific, excluding China and India	1	995	996	3	2,533	2,536
Total Asia-Pacific	1	1,937	1,938	3,003	5,146	8,149
Total revenues	$394	$7,510	$7,904	$4,570	$18,137	$22,707

	June 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$183	$6	$192,980	$193,169
Malaysia	—	1,576	—	1,576
Other foreign countries	—	157	—	157
Total	$183	$1,739	$192,980	$194,902

	December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$201	$92	$25,117	$25,410
Malaysia	—	1,949	—	1,949
Other foreign countries	—	114	—	114
Total	$201	$2,155	$25,117	$27,473
19. SUBSEQUENT EVENTS
On August 2, 2024, the AIP Matter was settled, which will result in a $14.5 million payment by Acacia in the third quarter of 2024. Refer to Note 14 for information about the AIP Matter.

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
General
We are focused on acquiring and managing companies across industries – including but not limited to the technology, energy and industrials verticals. We focus on identifying, pursuing and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of June 30, 2024, across nearly 200 patent portfolio licensing and enforcement programs. As of June 30, 2024, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $875.6 million to our patent partners. Since January 1, 2020, we have generated gross licensing revenue of approximately $233.4 million and returned approximately $85.9 million to our patent partners.
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
Energy Operations
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Prior to Benchmark's acquisition of additional assets in April 2024, Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Acacia made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company’s consolidated financial statements include Benchmark’s consolidated operations from November 13, 2023 through June 30, 2024. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
On April 17, 2024, Benchmark consummated the previously announced transactions contemplated in the Purchase Agreement. Pursuant to the Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells for a purchase price of $145 million in cash, subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Purchase Price was funded by a combination of borrowings under the Revolving Credit Facility and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing, the Company’s interest in Benchmark is approximately 73.5%. Refer to Note 2 to the accompanying consolidated financial statements for additional information regarding the Revolving Credit Facility.
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
Starboard beneficially owns 61,123,595 shares of our common stock as of August 5, 2024, representing approximately 60.9% of the common stock based on 100,375,459 shares of common stock issued and outstanding as of such date and no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
For a detailed description of the Series B Warrants Exercise, and the cancellations of the Senior Secured notes, the Recapitalization, the Recapitalization Agreement, and the Recapitalization Transactions, see Note 11 to the consolidated financial statements.

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
In February 2024, after over one year of service from Mr. McNulty as the Company’s Interim Chief Executive Officer, the Board appointed Mr. McNulty as Chief Executive Officer of the Company on a permanent basis. In addition, the Board expanded the size of the Board from six to seven directors and the Board appointed Mr. McNulty Jr. as a director of the Company.
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of June 30, 2024, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at June 30, 2024. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the consolidated financial statements elsewhere herein for more information.
Recent Acquisitions
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
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the three and six months ended June 30, 2024, inflation for our Printronix subsidiary slowed down with only a small increase in cost of raw materials than in previous years related to its electronic and electrical and metal components. Printronix will continue to adjust its selling price as required in response to higher costs. Printronix have also implemented cost rationalization measures to combat the rising cost that is driven by inflation and currency pressures. Additionally, our Energy Operations Business may experience inflation. The oil and natural gas industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Quarterly Report, our Patent Licensing, Enforcement and Technologies Business has one pending patent infringement case with scheduled trial dates in the next twelve months. Patent infringement trials are components of its overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond the control of our Patent Licensing, Enforcement and Technologies Business. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.
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
During the six months ended June 30, 2024 as well as 2023 and 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
Industrial Operations Business
Our Printronix subsidiary is a worldwide leader in multi‐technology supply‐chain printing solutions for a variety of industries, including auto manufacturing, transportation and logistics, retail distribution, food and beverage distribution, and pharmaceutical distribution. Printronix’s line matrix printers are used for mission critical applications within these industries, including labeling and inventory management, build sheets, invoicing, manifests and bills of lading, and reporting. In China, India and other developing countries in Asia and Africa, our printers are also prevalent in the banking and government sectors. Printronix has manufacturing, configuration and/or distribution sites located in Malaysia, the United States, Singapore, China and the Netherlands, along with sales and support locations around the world to support its global network of users, channel partners, and strategic alliances. Printronix designs and manufactures printers and related consumable products for various industrial printing applications. Printers consist of hardware and embedded software and may be sold with maintenance service agreements, which are serviced by outside contractors. Consumable products include inked ribbons which are used within Printronix's printers. Printronix’s products are primarily sold through Printronix’s global network of channel partners, such as dealers and distributors, to end‐users.
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
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations and Energy Operations segment revenues may be found in Notes 2 and 18 to the consolidated financial statements. Refer to Note 2 included in our 2023 Annual Report for additional information regarding our our Intellectual Property Operations, Industrial Operations and Energy Operations segment cost of revenues and cost of production.
Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$25,838	$7,904	$17,934	227%	$50,158	$22,707	$27,451	121%
Total costs and expenses	30,596	20,433	10,163	50%	57,003	44,560	12,443	28%
Operating loss	(4,758)	(12,529)	7,771	(62%)	(6,845)	(21,853)	15,008	(69%)
Total other (expense) income	(11,132)	(7,895)	(3,237)	41%	(10,343)	13,359	(23,702)	(177%)
Loss before income taxes	(15,890)	(20,424)	4,534	(22%)	(17,188)	(8,494)	(8,694)	102%
Income tax benefit (expense)	7,061	1,645	5,416	329%	8,170	(838)	9,008	(1,075%)
Net loss attributable to Acacia Research Corporation	(8,446)	(18,779)	10,333	(55%)	(8,632)	(9,332)	700	(8%)
Results of Operations - three months ended June 30, 2024 compared with the three months ended June 30, 2023
Total revenues increased $17.9 million to $25.8 million for the three months ended June 30, 2024, as compared to $7.9 million for the three months ended June 30, 2023, due to an increase in our Intellectual Property Operations revenues and revenues contributed from the Energy Operations of $14.2 million partially offset by a decrease in Industrial Operations revenues. Intellectual Property Operations revenues increased $4.9 million due to higher average license fees and ARG executing more license agreements compared to the comparable prior period. Industrial Operations revenues decreased $1.2 million due to lower units of printer sold compared to the comparable prior period. Refer to "Industrial Operations – Revenues" below for further discussion.
Loss before income taxes was $15.9 million for the three months ended June 30, 2024, as compared to loss of $20.4 million in the comparable prior period. The decrease in net loss was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $657,000, from $145,000 to $802,000 in 2024, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Contingent legal fees increased $559,000, from $12,000 to $571,000 in 2024, primarily due to the decrease in ARG's revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses decreased $1.1 million, from $2.3 million to $1.2 million in 2024, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased $1.2 million, from $6.0 million to $4.8 million in 2024, primarily due to decrease in related revenues. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•General and administrative expenses increased $525,000, from $9.4 million to $10.0 million in 2024, primarily due to $883,000 from our Energy Operations, which were partially offset by lower parent company legal fees and lower Industrial Operations general and administrative costs for the second quarter of 2024. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $17,000, from $874,000 to $891,000 in 2024, primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2024 and 2023.
•Unrealized loss from the change in fair value of our equity securities was $4.7 million in 2024, as compared to an unrealized gain of $6.6 million in the comparable prior period. The unrealized loss and gain were derived from our Life Sciences Portfolio and our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Realized gain or loss from the sale of our equity securities was zero in 2024, as compared to a realized loss of $8.0 million in the comparable prior period. The prior period realized loss primarily relates to sales activity from one trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Legal liability fee of $6.6 million in 2024 is related to the additional accruals made in connection with the AIP Matter. Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information regarding the legal liability fee accrued in connection with the AIP Matter.
•We recognized a gain on exercise of Series B warrants of zero in 2024, as compared to an unrealized loss of $9.9 million in the comparable prior period primarily due to the exercise of the remaining Series B Warrants and conversion of the Series A Redeemable Convertible Preferred Stock into the Company's common stock in 2023. In 2024, no shares of Series A Redeemable Convertible Preferred Stock and no Series B Warrants remained outstanding. Refer to Notes 11 and 12 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements.
•Loss on foreign currency exchange was $70,000 in 2024, as compared to a gain on foreign currency exchange of $15,000 in the comparable prior period. The losses were primarily derived from our foreign cash accounts exposed to fluctuations in foreign currency exchange rates between the U.S. dollar and the Euro.
•Interest expense on Senior Secured Notes decreased $900,000, from $900,000 to zero in 2024, due to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023 pursuant to the Series B Warrants Exercise. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information.
•Interest income and other, net was $295,000 in 2024, as compared to $4.3 million in the comparable prior period, mainly due to interest expense from Benchmark's Revolving Credit Facility and Benchmark's net realized and unrealized gain or loss on its commodity derivatives, which were partially offset by an increase in interest and dividend income from our cash equivalents. Refer to Notes 2 and 12 for additional information regarding Benchmark's Revolving Credit Facility and net realized and unrealized gain or loss on its commodity derivatives, respectively. Refer to Note 2 included in our 2023 Annual Report for additional information regarding our cash and cash equivalents and investments in equity securities.

Results of Operations - six months ended June 30, 2024 compared with the six months ended June 30, 2023
Total revenues increased $27.5 million to $50.2 million for the six months ended June 30, 2024, as compared to $22.7 million for the six months ended June 30, 2023, primarily due to an increase in our Intellectual Property Operations revenues and revenues contributed from Benchmark of $16.0 million partially offset by a decrease in Industrial Operations revenues. ARG revenues increased due to an increase in the number of license agreements executed and higher average license fees, which contributed to Intellectual Property Operations revenues increasing by $14.4 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decrease in Industrial Operations revenue of $3.0 million is due to lower units of printers sold. Refer to “Industrial Operations – Revenues” below for further detailed discussion.
Loss before income taxes was $17.2 million for the six months ended June 30, 2024, as compared to loss of $8.5 million in the comparable prior period. The increase was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense as follows:
•Inventor royalties increased $1.0 million, from $366,000 to $1.4 million in 2024, primarily due to license agreement activity and related revenues generated in 2024. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Contingent legal fees increased $1.9 million, from $544,000 to $2.4 million in 2024, primarily due to the change in Intellectual Property Operations revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses decreased $1.3 million, from $3.6 million to $2.3 million in 2024, primarily due to a net decrease in litigation support expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased approximately $2.8 million, from $13.3 million to $10.6 million in 2024. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•Benchmark's cost of production for the first six months of 2024 added a total of $11.4 million to our consolidated operating expenses. Refer to "Energy Operations – Cost of Production" below for further discussion.
•General and administrative expenses increased $838,000, from $21.5 million to $22.3 million in 2024, primarily due to an increase in Intellectual Property Operations variable performance-based compensation costs and an increase in parent compensation expense for share-based awards and $1.3 million from our Energy Operations general and administrative costs for 2024, partially offset by a decrease in our Industrial Operations general and administrative costs, other general and administrative costs and severance costs. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $398,000, from $1.4 million to $1.7 million in 2024, primarily due to restricted stock and option grants issued to employees and the Board in 2024 and 2023, which includes a partial offset for forfeitures.
•Unrealized loss from the change in fair value of our equity securities was $31.4 million in 2024, as compared to an unrealized gain of $10.0 million in the comparable prior period. The unrealized gain and loss were derived from our Life Sciences Portfolio and trading securities portfolio. The current period unrealized loss primarily relates to the reversal of unrealized gains previously recorded for Arix shares sold in January 2024 for realized gains. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to "Equity Securities Investments" below for further discussion.

•Realized gain from the sale of equity securities was $28.9 million in 2024, as compared to a realized loss of $9.4 million in the comparable prior period. The realized gains and losses were similarly derived from the sales activity from our Life Sciences Portfolio and trading securities portfolio. The current period realized gains primarily relates to the Arix shares sold in January 2024. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to "Equity Securities Investments" below for further discussion.
•Legal liability fee of $12.9 million in 2024 is related to the additional accruals made in connection with the AIP Matter. Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information regarding the legal liability fee accrued in connection with the AIP Matter.
•Unrealized gain from the Series B warrants and the embedded derivative fair value measurements was zero in 2024, as compared to a gain of $6.7 million in the comparable prior period, primarily due to the exercise of the remaining Series B Warrants and conversion of the Series A Redeemable Convertible Preferred Stock into the Company's common stock in 2023. In 2024, no shares of Series A Redeemable Convertible Preferred Stock and no Series B Warrants remained outstanding. Refer to Notes 11 and 12 to the consolidated financial statements elsewhere herein for additional information regarding the Starboard Securities and fair value measurements.
•Interest expense on Senior Secured Notes was zero in 2024, as compared to interest expense of $1.8 million in the comparable prior period, due to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023, pursuant to the Series B Warrants Exercise. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information.
•Interest income and other, net was $5.2 million in 2024, as compared to $7.7 million in the comparable prior period, mainly due to interest expense from Benchmark's Revolving Credit Facility and Benchmark's net realized and unrealized gain or loss on its commodity derivatives, which were partially offset by an increase in interest income from our cash equivalents. Refer to Notes 2 and 12 for additional information regarding Benchmark's Revolving Credit Facility and net realized and unrealized gain or loss on its commodity derivatives, respectively. Refer to Note 2 included in our 2023 Annual Report for additional information regarding our cash and cash equivalents and investments in equity securities.
Intellectual Property Operations
Revenues
ARG's revenue activity for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$4,888	$75	$4,813	6,417%	$17,253	$3,975	$13,278	334%
Recurring license revenue agreements	445	319	126	39%	1,703	595	1,108	186%
Total revenues	$5,333	$394	$4,939	1,254%	$18,956	$4,570	$14,386	315%

New license agreements executed	3	1	2	200%	9	5	4	80%
Licensing and enforcement programs generating revenues	5	4	1	25%	6	6	—	—%
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $4.8 million for the three months ended June 30, 2024 and increased $13.3 million for the six months ended June 30, 2024 due to an increase in the number of new license agreements that generated license revenue in 2024. Recurring revenue, that provides for quarterly sales-based license fees, increased $126,000 for the three months ended June 30, 2024 and increased $1.1 million for the six months ended June 30, 2024 from various on-going license arrangements.

Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$802	$145	$657	453%	$1,408	$366	$1,042	285%
Contingent legal fees	571	12	559	4,658%	2,395	544	1,851	340%
Litigation and licensing expenses	1,152	2,253	(1,101)	(49%)	2,290	3,637	(1,347)	(37%)
Amortization of patents	3,240	2,600	640	25%	6,673	5,201	1,472	28%
Total	$5,765	$5,010	$755	15%	$12,766	$9,748	$3,018	31%
Refer to detailed change explanations above for the three and six months ended June 30, 2024 and 2023 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$1,884	$2,324	$(440)	(19%)	$4,949	$6,788	$(1,839)	(27%)
Consumable products	3,567	4,328	(761)	(18%)	8,580	9,498	(918)	(10%)
Services	884	858	26	3%	1,647	1,851	(204)	(11%)
Total	$6,335	$7,510	$(1,175)	(16%)	$15,176	$18,137	$(2,961)	(16%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts decreased $440,000 for the three months ended June 30, 2024 and decreased $1.8 million for the six months ended June 30, 2024 due to a decrease in the number of printer units sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix's operating activities.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$3,277	$3,933	$(656)	(17%)	$7,326	$9,153	$(1,827)	(20%)
Refer to detailed change explanations above for the three and six months ended June 30, 2024 and 2023 regarding cost of revenues for our Industrial Operations. The decrease in Printronix's cost of revenues for the three and six months ended June 30, 2024 is due to change in revenue described above. Refer to Note 2 included in our 2023 Annual Report for additional information regarding Printronix's cost of sales.
Energy Operations
Revenues
Benchmark's revenues included the following:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
	(In thousands)
Oil sales	$8,082	$8,743
Natural gas sales	1,991	2,721
Natural gas liquids sales	4,097	4,562
Total	$14,170	$16,026
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark's revenue arrangements and related concentrations.
Cost of Production
Benchmark's cost of production for the three and six months ended June 30, 2024 was $10.0 million and $11.4 million, respectively. Refer to Note 2 included in our 2023 Annual Report for additional information regarding Benchmark's cost of production.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$178	$205	$(27)	(13%)	$312	$421	$(109)	(26%)
Sales and marketing expenses - industrial operations	1,387	1,859	(472)	(25%)	2,942	3,772	(830)	(22%)

General and administrative costs - intellectual property operations	1,821	1,602	219	14%	5,161	3,499	1,662	47%
General and administrative costs - industrial operations	1,727	2,026	(299)	(15%)	3,618	4,744	(1,126)	(24%)
General and administrative costs - energy operations	883	—	883	n/a	1,268	—	1,268	n/a
Parent general and administrative expenses	5,520	5,798	(278)	(5%)	12,257	13,223	(966)	(7%)
Total general and administrative expenses	9,951	9,426	525	6%	22,304	21,466	838	4%
Total	$11,516	$11,490	$26	0%	$25,558	$25,659	$(101)	0%

The operating expenses table above includes the Company's general and administrative expenses by operation, Printronix's engineering and development expenses and sales and marketing expenses, and Benchmark's general and administrative costs. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 vs. 2023	2024 vs. 2023
	(In thousands)
Personnel costs and board fees	$(225)	$(69)
Variable performance-based compensation costs	477	2,059
Other general and administrative costs	(399)	(1,430)
General and administrative costs - industrial operations	(298)	(1,125)
General and administrative costs - energy operations	883	1,268
Amortization of industrial operations intangible assets	(1)	(1)
Compensation expense for share-based awards	17	398
Non-recurring employee severance costs	71	(262)
Total change in general and administrative expenses	$525	$838
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
The increase in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation. Compensation expense for share-based awards increased primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2024 and 2023 partially offset by forfeitures. The decrease in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to lower legal fees. The decrease in general and administrative costs of Industrial Operations is due to Printronix's initiative to reduce costs and operate more efficiently. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Energy Operations related general and administrative costs contributed $1.3 million of the increased expenses. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(4,744)	$6,617	$(11,361)	(172%)	$(31,445)	$9,960	$(41,405)	(416%)
Gain (loss) on sale of equity securities	—	(7,999)	7,999	(100%)	28,861	(9,360)	38,221	(408%)
Total net realized and unrealized gain	$(4,744)	$(1,382)	$(3,362)	243%	$(2,584)	$600	$(3,184)	(531%)
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
Legal Liability Fee

	Three Months Ended March 31,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Legal liability fee	$(6,613)	$—	$(6,613)	n/a	$(12,856)	$—	$(12,856)	n/a
During the six months ended June 30, 2024, we recorded an additional accrual of $12.9 million in other income (expense) in the consolidated statements of operations in connection with the AIP Matter. Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information.
Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$7,061	$1,645	$5,416	329%	$8,170	$(838)	$9,008	(1,075%)
Effective tax rate	(44)%	(8)%	n/a	(36)%	(48)%	10%	n/a	(58)%
Our income tax benefit for the three and six months ended June 30, 2024 and 2023 is primarily attributable to recognizing a benefit for losses incurred year to date offset by foreign withholding taxes. Our income tax benefit for the three months ended June 30, 2023 is primarily attributable to recognizing an income tax benefit on losses incurred in jurisdictions for which a valuation allowance is not needed. Our income tax expense for the six months ended June 30, 2023 is primarily attributable to foreign taxes withheld and state income taxes.
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
The Company has recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2024 and December 31, 2023 on foreign tax credits and certain state net operating losses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of June 30, 2024, are recognized as liabilities or generally are otherwise described in Note 14, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 14 to the accompanying consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of Energy Operations Business related to the Revolving Credit Facility are further described in Note 2 to the accompanying consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 10 to the accompanying consolidated financial statements.

Additional cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. At June 30, 2024, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.
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
At June 30, 2024, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
The Company’s contribution to Benchmark to fund its portion of the Purchase Price and related fees for the Transaction was $59.9 million, which was funded from cash on hand. The remainder of the Purchase Price was funded by a combination of borrowings under the Revolving Credit Facility of approximately $82.7 million and a cash contribution of approximately $15.3 million from other investors in Benchmark, including McArron Partners. Refer to Note 2 to the accompanying consolidated financial statements for additional information regarding the Revolving Credit Facility.
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
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $405.2 million at June 30, 2024, compared to $403.2 million at December 31, 2023.
Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net cash provided (used) by:
Operating activities	$70,955	$(19,122)
Investing activities	(109,833)	9,218
Financing activities	85,880	77,322
Effect of exchange rates on cash and cash equivalents	(105)	(16)
Increase in cash and cash equivalents	$46,897	$67,402

Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Net loss including noncontrolling interests in subsidiaries	$(9,018)	$(9,332)
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	11,973	6,789
Accretion of asset retirement obligation	254	—
Change in fair values Series A redeemable convertible preferred stock embedded derivatives and Series B warrants	—	(6,716)
Compensation expense for share-based awards	1,749	1,351
Loss (gain) on foreign currency exchange	88	(95)
Change in fair value of equity securities	31,445	(9,960)
(Gain) loss on sale of equity securities	(28,861)	9,360
Unrealized loss on derivatives	3,401	—
Deferred income taxes	(10,939)	(617)
Changes in assets and liabilities:
Accounts receivable	61,727	2,629
Inventories	(1,368)	216
Prepaid expenses and other assets	(3,949)	(1,765)
Accounts payable and accrued expenses	20,529	(10,624)
Royalties and contingent legal fees payable	(5,917)	(120)
Deferred revenue	(159)	(238)
Net cash provided by (used in) operating activities	$70,955	$(19,122)
Cash receipts from ARG's licensees totaled $87.4 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively. Cash receipts from Printronix's customers totaled $16.3 million and $19.9 million for the six months ended June 30, 2024 and 2023, respectively. Cash receipts from Benchmark's customers totaled $15.3 million for the six months ended June 30, 2024. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the six months ended June 30, 2024 was $71.0 million, compared to cash used in operations of $19.1 million in the comparable prior period. The increase in cash provided by operations was primarily due to net inflows from the total changes in assets and liabilities (refer to Working Capital discussion below), decrease in accounts receivable, increase in prepaid expense and other assets, increase in accounts payable, decrease in royalties and contingent legal fees payable and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at June 30, 2024 decreased to $7.8 million, compared to $87.0 million at December 31, 2023, which was comprised of the changes in assets and liabilities presented above. The decrease is primarily due to change in accounts receivable and royalties and contingent legal fees payable, which is related to the timing of the cash receipts related to Intellectual Property Operations Business, partially offset by the increase in accrued loss contingency related to the AIP Matter (refer to Note 14 for additional information regarding the AIP Matter) and accrued expenses and other current liabilities related to our Energy Operations Business.

Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Patent acquisition	(9,000)	—
Purchases of equity securities	$(15,544)	$(5,843)
Sales of equity securities	57,854	15,198
Net purchases of property and equipment and additions to oil and gas properties	(143,143)	(137)
Net cash (used in) provided by investing activities	$(109,833)	$9,218
Cash outflows from investing activities for the six months ended June 30, 2024 was $109.8 million, as compared to cash inflow of $9.2 million in the comparable prior period, primarily due to the acquisition of oil and gas properties in the Transaction and net cash inflows from our trading securities portfolio equity securities transactions and sale of Arix shares. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding the Transaction. Refer to “Other Income/Expense – Equity Securities Investments” above and Note 4 to the consolidated financial statements elsewhere herein for additional information related to Life Sciences Portfolio.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Six Months Ended June 30,
	2024	2023
	(In thousands)
Contributions from noncontrolling interest	$15,250	$—
Borrowings on the Revolving credit facility	71,475	—
Dividend on Series A Redeemable Convertible Preferred Stock	—	(1,400)
Taxes paid related to net share settlement of share-based awards	(1,068)	(595)
Proceeds from Rights Offering	—	79,111
Proceeds from exercise of stock options	223	206
Net cash provided by financing activities	$85,880	$77,322
Cash flows from financing activities for the six months ended June 30, 2024 increased to $85.9 million, as compared to cash flow of $77.3 million in the comparable prior period, primarily due to contributions from noncontrolling interest related to the asset acquisition and increase in borrowings on the Revolving credit facility. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding the asset acquisition.
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
As of June 30, 2024 and December 31, 2023, the carrying value of our equity investments in public and private companies was $54.9 million and $99.8 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of June 30, 2024, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $1.8 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts. As of June 30, 2024, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. For information regarding certain pending litigation, see Note 14 to our consolidated financial statements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Corporation adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
10.1^
Loan Agreement dated as of April 17, 2024, by and among BE Anadarko, as Borrower, Frost Bank, as Administrative Agent and LC Issuer, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 17, 2024)

10.2*	2024 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed on April 19, 2024).
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: August 8, 2024	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: August 8, 2024	/s/ Kirsten Hoover
By: Kirsten Hoover
Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)