Form 10-Q
period 2024-09-30
ACACIA RESEARCH CORP
filed 2024-11-12
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 7, 2024, was 97,368,165.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
September 30, 2024

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	4

	Unaudited Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity for the Three and Nine Months Ended September 30, 2024 and 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	64

Item 4.	Controls and Procedures	64

PART II.	OTHER INFORMATION	66

Item 1.	Legal Proceedings	66

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Mine Safety Disclosures	67

Item 5.	Other Information	67

Item 6.	Exhibits	68
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
•Any inability to acquire additional operating businesses and intellectual property assets;
•Costs related to acquiring additional operating businesses and intellectual property;
•Any inability to retain employees and management team(s) at the Company and our operating businesses or disruptions or uncertainty caused by changes to the management team(s) and employees of our operating businesses;
•Any inability to successfully integrate businesses we acquire;
•Any inability of our operating businesses to execute on their business strateg(ies) and adverse developments in their results of operations;
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
•Any inability of our Energy Operations Business to execute its business and hedging strategy;
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
•The loss of any of our operating businesses' major customers that generates a large portion of their revenue or the decrease in demand for their products;
•Any supply chain interruption or inability to manage inventory levels of our operating businesses;

•Printronix’s inability to perform satisfactorily under service contracts;
•The potential for negative impacts to our operating businesses as a result of competition, pricing, regulations, the political environment, or other economic or market related factors/conditions;
•Non-performance by third parties of contractual or legal obligations;
•Changes in the Company's credit ratings; and
•Events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other disasters, pandemics and other similar events.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$360,050	$340,091
Equity securities	14,100	63,068
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	10,733	80,555
Inventories	12,218	10,921
Prepaid expenses and other current assets	23,795	23,127
Total current assets	457,646	554,512

Property, plant and equipment, net	2,366	2,356
Oil and natural gas properties, net	190,149	25,117
Goodwill	8,990	8,990
Other intangible assets, net	30,872	33,556
Operating lease, right-of-use assets	1,366	1,872
Deferred income tax assets, net	8,424	2,915
Other non-current assets	7,759	4,227
Total assets	$707,572	$633,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,258	$3,261
Accrued expenses and other current liabilities	8,668	8,405
Accrued compensation	4,969	4,207
Current asset retirement obligation	1,562	—
Royalties and contingent legal fees payable	6,194	10,786
Deferred revenue	1,268	977
Total current liabilities	27,919	27,636

Asset retirement obligation	28,065	—
Long-term lease liabilities	1,251	1,736
Revolving credit facility	70,000	10,525
Other long-term liabilities	1,771	4,039
Total liabilities	129,006	43,936

Commitments and contingencies

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 98,838,337 and 99,895,473 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	99	100
Treasury stock, at cost, 17,720,825 and 16,183,703 shares as of September 30, 2024 and December 31, 2023, respectively	(105,560)	(98,258)
Additional paid-in capital	907,996	906,153
Accumulated deficit	(262,357)	(239,729)
Total Acacia Research Corporation stockholders' equity	540,178	568,266

Noncontrolling interests	38,388	21,343

Total stockholders' equity	578,566	589,609

Total liabilities and stockholders' equity	$707,572	$633,545
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues:
Intellectual property operations	$486	$1,760	$19,442	$6,330
Industrial operations	7,007	8,324	22,183	26,461
Energy operations	15,817	—	31,843	—
Total revenues	23,310	10,084	73,468	32,791

Costs and expenses:
Cost of revenues - intellectual property operations	5,707	5,470	18,473	15,218
Cost of revenues - industrial operations	3,523	4,377	10,849	13,530
Cost of production - energy operations	11,729	—	23,082	—
Engineering and development expenses - industrial operations	108	172	420	593
Sales and marketing expenses - industrial operations	1,391	1,613	4,333	5,385
General and administrative expenses	11,124	11,605	33,428	33,071
Total costs and expenses	33,582	23,237	90,585	67,797
Operating loss	(10,272)	(13,153)	(17,117)	(35,006)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	(4,074)	8,823	(35,519)	18,783
Gain (loss) on sale of equity securities	—	—	28,861	(9,360)
Earnings on equity investment in joint venture	—	3,375	—	3,375
Net realized and unrealized (loss) gain	(4,074)	12,198	(6,658)	12,798
Non-recurring legacy legal expense	(2,000)	—	(14,857)	—
Change in fair value of the Series B warrants and embedded derivatives	—	1,525	—	8,241
Gain on derivatives - energy operations	8,034	—	5,546	—
Gain (loss) on foreign currency exchange	130	(70)	(72)	25
Interest expense on Senior Secured Notes	—	(130)	—	(1,930)
Interest income and other, net	2,022	2,195	9,810	9,943
Total other income (expense)	4,112	15,718	(6,231)	29,077

(Loss) income before income taxes	(6,160)	2,565	(23,348)	(5,929)

Income tax (expense) benefit	(5,497)	197	2,673	(641)

Net (loss) income including noncontrolling interests in subsidiaries	(11,657)	2,762	(20,675)	(6,570)

Net income attributable to noncontrolling interests in subsidiaries	(2,339)	(1,126)	(1,953)	(1,126)

Net (loss) income attributable to Acacia Research Corporation	$(13,996)	$1,636	$(22,628)	$(7,696)

Loss per share:
Net loss attributable to common stockholders - Basic	$(13,996)	$(1,741)	$(22,628)	$(15,703)
Weighted average number of shares outstanding - Basic	99,854,723	94,328,452	99,893,336	67,072,835
Basic net loss per common share	$(0.14)	$(0.02)	$(0.23)	$(0.23)
Net loss attributable to common stockholders - Diluted	$(13,996)	$(3,164)	$(22,628)	$(15,703)
Weighted average number of shares outstanding - Diluted	99,854,723	99,122,973	99,893,336	67,072,835
Diluted net loss per common share	$(0.14)	$(0.03)	$(0.23)	$(0.23)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended September 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	—	$—	100,375,459	$100	$(98,258)	$907,215	$(248,361)	$36,049	$596,745
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(13,996)	2,339	(11,657)
Compensation expense for share-based awards	—	—	—	—	—	781	—	—	781
Repurchase of common stock	—	—	(1,537,122)	(1)	(7,302)	—	—	—	(7,303)
Balance at September 30, 2024	—	$—	98,838,337	$99	$(105,560)	$907,996	$(262,357)	$38,388	$578,566

	Three Months Ended September 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	350,000	$23,154	58,754,795	$58	$(98,258)	$738,712	$(316,121)	$11,042	$335,433
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	1,636	1,126	2,762
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,126)	(1,126)
Conversion of Series A Redeemable Convertible Preferred Stock to common stock	(350,000)	(23,154)	9,616,746	10	—	36,024	—	—	36,034
Exercise of Series B warrants	—	—	31,506,849	31	—	129,462	—	—	129,493
Stock options exercised	—	—	7,932	—	—	29	—	—	29
Compensation expense for share-based awards	—	—	—	—	—	973	—	—	973
Balance at September 30, 2023	—	$—	99,886,322	$99	$(98,258)	$905,200	$(314,485)	$11,042	$503,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Nine Months Ended September 30, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$21,343	$589,609
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(22,628)	1,953	(20,675)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	15,250	15,250
Change in ownership percentage in subsidiary	—	—	—	—	—	158	—	(158)	—
Stock options exercised	—	—	61,667	—	—	223	—	—	223
Issuance of common stock for vesting of restricted stock units	—	—	643,182	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(2,802)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(222,061)	—	—	(1,068)	—	—	(1,068)
Compensation expense for share-based awards	—	—	—	—	—	2,530	—	—	2,530
Repurchase of common stock	—	—	(1,537,122)	(1)	(7,302)	—	—	—	(7,303)
Balance at September 30, 2024	—	$—	98,838,337	$99	$(105,560)	$907,996	$(262,357)	$38,388	$578,566

	Nine Months Ended September 30, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(7,696)	1,126	(6,570)
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,126)	(1,126)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,230	—	—	—	(3,230)	—	—	(3,230)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,400)	—	—	(1,400)
Conversion of Series A Redeemable Convertible Preferred Stock to common stock	(350,000)	(23,154)	9,616,746	10	—	36,024	—	—	36,034
Exercise of Series B warrants	—	—	31,506,849	31	—	129,462	—	—	129,493
Stock options exercised	—	—	67,500	—	—	235	—	—	235
Issuance of common stock from the Rights Offering	—	—	15,068,753	15	—	79,096	—	—	79,111
Issuance of common stock for vesting of restricted stock units	—	—	313,351	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(34,167)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(137,577)	—	—	(595)	—	—	(595)
Compensation expense for share-based awards	—	—	—	—	—	2,324	—	—	2,324
Balance at September 30, 2023	—	$—	99,886,322	$99	$(98,258)	$905,200	$(314,485)	$11,042	$503,598
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities:
Net loss including noncontrolling interests in subsidiaries	$(20,675)	$(6,570)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	21,735	10,152
Accretion of asset retirement obligation	620	—
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	—	(3,954)
Change in fair value of Series B warrants	—	(2,762)
Gain on exercise of Series B warrants	—	(1,525)
Compensation expense for share-based awards	2,530	2,324
Loss (gain) on foreign currency exchange	72	(25)
Change in fair value of equity securities	35,519	(18,783)
(Gain) loss on sale of equity securities	(28,861)	9,360
Earnings on equity investment in joint venture	—	(3,375)
Unrealized gain on derivatives	(3,918)	—
Deferred income taxes	(5,509)	(1,063)
Changes in assets and liabilities:
Accounts receivable	69,710	2,982
Inventories	(1,297)	1,847
Prepaid expenses and other assets	(3,373)	(1,395)
Accounts payable and accrued expenses	8,129	(5,623)
Royalties and contingent legal fees payable	(4,593)	597
Deferred revenue	295	(149)
Net cash provided by (used in) operating activities	70,384	(17,962)

Cash flows from investing activities:
Patent acquisition	(14,000)	—
Purchases of equity securities	(15,544)	(8,678)
Sales of equity securities	57,854	15,198
Distributions received from equity investment in joint venture	—	2,249
Net purchases of property and equipment and additions to oil and gas properties	(145,377)	(152)
Net cash (used in) provided by investing activities	(117,067)	8,617

Cash flows from financing activities:
Repurchase of common stock	(7,303)	—
Paydown of Senior Secured Notes	—	(60,000)
Contributions from noncontrolling interest	15,250	—
Borrowings on the Revolving credit facility	71,475	—
Paydown of Revolving Credit Facility	(12,000)	—
Dividend on Series A Redeemable Convertible Preferred Stock	—	(1,400)
Taxes paid related to net share settlement of share-based awards	(1,068)	(595)
Proceeds from Rights Offering	—	79,111
Proceeds from exercise of Series B warrants	—	49,000
Proceeds from exercise of stock options	223	235
Net cash provided by financing activities	66,577	66,351

Effect of exchange rates on cash and cash equivalents	65	(59)

Increase in cash and cash equivalents	19,959	56,947

Cash and cash equivalents, beginning	340,091	287,786

Cash and cash equivalents, ending	$360,050	$344,733

Supplemental schedule of cash flow information:
Interest paid	$2,707	$2,380
Income taxes paid	460	722
Noncash investing and financing activities:
Distribution to noncontrolling interests in subsidiaries	—	1,126
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or “our”) is focused on acquiring and operating attractive businesses across the mature technology, energy and industrial/manufacturing sectors where it believes it can leverage its expertise, significant capital base and deep industry relationships to drive value. We focus on identifying, pursuing and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
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
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (together with certain funds and accounts affiliated with, or managed by, Starboard Value LP, “Starboard”), the Company's controlling shareholder, provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities. We have also entered into the Services Agreement (as defined below) with Starboard where Starboard has agreed to provide certain trade execution, research, due diligence, and other services on an expense reimbursement basis. Starboard beneficially owned 61,123,595 shares of common stock as of September 30, 2024, representing approximately 61.8% of the common stock based on 98,838,337 shares of common stock issued and outstanding as of such date. Refer to Note 10 for additional information.
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
During the nine months ended September 30, 2024 and the year ended December 31, 2023, ARG did not obtain control of any new patent portfolios.
Industrial Operations
Our Industrial Operations Business consists of Printronix, a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. We support existing management in its initiative to reduce costs and operate more efficiently and in its execution of strategic partnerships to generate growth.
Energy Operations Acquisition
On November 13, 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC (“Benchmark”). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Prior to the Transaction (as defined below), Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company's consolidated financial statements include Benchmark's consolidated operations from November 13, 2023 through September 30, 2024.
On April 17, 2024, Benchmark consummated the previously announced transaction contemplated in the Purchase and Sale Agreement (the “Revolution Purchase Agreement”), dated February 16, 2024, by and among Benchmark and Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC (collectively, “Revolution”).
Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells (such purchase and sale, together with the other transactions contemplated by the Revolution Purchase Agreement, the “Revolution Transaction”) for a purchase price of $145 million in cash (the “Revolution Purchase Price”), subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Revolution Revolving Credit Facility (as defined below) and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing, the Company’s interest in Benchmark is approximately 73.5%. The Revolution Transaction has been accounted for as an asset acquisition in accordance with Accounting Standards Codification (“ASC”) 805-50, "Business Combinations." Refer to Note 2 for additional information regarding the Revolution Revolving Credit Facility.

Deflecto Acquisition
On October 18, 2024, Deflecto Holdco LLC (“Deflecto Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”), pursuant to that certain Stock Purchase Agreement (the “Deflecto Stock Purchase Agreement”) entered into on the same day with Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the “Deflecto Sellers”), Deflecto and the Sellers’ Representative named therein. Pursuant to the Deflecto Stock Purchase Agreement, Deflecto Purchaser purchased all of the issued and outstanding equity interests of Deflecto, upon the terms and subject to the conditions of the Deflecto Stock Purchase Agreement (such purchase and sale, together with the other transactions contemplated by the Deflecto Stock Purchase Agreement, the “Deflecto Transaction”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC, and office markets. The Deflecto Transaction closed simultaneously with the execution of the Deflecto Stock Purchase Agreement on October 18, 2024. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Deflecto Purchaser against certain claims, losses and liabilities.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023, as reported by Acacia in its 2023 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of

Acacia's consolidated financial position as of September 30, 2024, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Paid-up license revenue agreements	$—	$1,410	$17,253	$5,385
Recurring License Revenue Agreements	486	350	2,189	945
Total	$486	$1,760	$19,442	$6,330
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
Printronix's net revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Printers, consumables and parts	$6,149	$7,428	$19,678	$23,714
Services	858	896	2,505	2,747
Total	$7,007	$8,324	$22,183	$26,461
Refer to Note 17 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under ASC 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $322,000 and $344,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended September 30, 2024 and 2023, respectively. Printronix recognized approximately $1.4 million in revenue that was previously included in the beginning balance of deferred revenue during each of the nine months ended September 30, 2024 and 2023.
Printronix's payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix's remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $483,000 and $567,000 as of September 30, 2024 and December 31, 2023, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of September 30, 2024 are expected to be recognized over a period of approximately two years.
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
Benchmark's other service sales include services that provides a variety of oilfield and land services to their customers.
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
Benchmark's realized and unrealized derivative gain or (loss) are included in other income or (expense) in the consolidated statements of operations.
Benchmark's revenue were comprised of the following for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
	(In thousands)
Oil sales	$8,997	$17,740
Natural gas sales	2,829	5,550
Natural gas liquids sales	3,837	8,390
Other service sales	154	163
Total	$15,817	$31,843
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
Accounts Receivable and Allowance for Credit Losses
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of September 30, 2024 and December 31, 2023.
Industrial Operations
Printronix's accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of September 30, 2024 and December 31, 2023, Printronix's combined allowance for credit losses and allowance for sales returns was $423,000 and $56,000, respectively.
Energy Operations
Benchmark's oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark's accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management's best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2024 and December 31, 2023, Benchmark's allowance for credit losses was $100,000 and zero, respectively.
Inventories
Industrial Operations
Printronix's inventories, which include material, labor and overhead costs, are valued at the lower of cost or net realizable value. Cost is determined at standard cost adjusted on a first-in, first-out basis for variances. Cost includes shipping and handling fees and other costs, including freight insurance and customs duties for international shipments, which are subsequently expensed to cost of sales. Printronix evaluates and records a provision to reduce the carrying value of inventory for estimated excess and obsolete stocks based upon forecasted demand, planned obsolescence and market conditions. Refer to Note 4 for additional information related to Printronix's inventories.
Energy Operations
Benchmark's inventory represents tangible assets such as drilling pipe, tubing, casing and operating supplies used in Benchmark's future drilling program or repair operations. Cost is determined using the first-in, first-out method and is valued at the lower of cost or net realizable value. Refer to Note 4 for additional information related to Benchmark's inventories.
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At September 30, 2024, as most of Benchmarks' wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
Asset Retirement Obligation
Asset retirement obligation ("ARO") represents the future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from the leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. Significant inputs used to calculate the ARO include estimates and timing of costs to be incurred, the credit adjusted discount rates and inflation rates. The Company has designated these inputs as Level 3 significant unobservable inputs. The ARO is accreted to its present value each period, and the capitalized asset retirement costs are depleted with proved oil and natural gas properties using the units-of-production method. If estimated future costs of ARO change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated ARO can result from changes in cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.
Revolving Credit Facility
Credit Agreement
On September 16, 2022, Benchmark entered into a credit agreement (the "Original Benchmark Credit Agreement") for a revolving credit facility (the "Original Benchmark Revolver") and a term loan with a bank. The Original Benchmark Revolver had an initial borrowing base of $25 million and $75 million maximum borrowing capacity. The Original Benchmark Revolver was set to mature on September 16, 2025. The availability under the Original Benchmark Credit Agreement was subject to the borrowing base, which was redetermined on April 1 and October 1 of each year. During 2023, the borrowing base was reduced to $17.5 million and payment was made, which further reduced the borrowing base to $10.5 million. The Original Benchmark Revolver was paid in full during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023 the outstanding balance on the Original Benchmark Revolver was zero and $10.5 million, respectively. Additionally, Benchmark initially borrowed $3.5 million under a related term loan, which was paid in full during 2023. Benchmark’s outstanding balance on that term loan was zero as of September 30, 2024 and December 31, 2023.
Loan Agreement
On April 17, 2024 (the "Revolution Closing Date"), in connection with the Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the "Benchmark Loan Agreement") with Frost Bank, as Administrative Agent and LC Issuer ("Frost Bank") and the lenders from time to time party thereto (the "Benchmark Lenders"), governing a new revolving credit facility (the "Benchmark Revolving Credit Facility"), with a maximum aggregate credit amount of $150 million, of which approximately $85 million was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. During the nine months ended September 30, 2024, Benchmark made payment of $12.0 million under the Benchmark Revolving Credit Facility reducing the borrowing base. As of September 30, 2024 the outstanding balance on the Benchmark Revolving Credit Facility was $70.0 million.

Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of September 30, 2024, the interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 9%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable.
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
Our income tax expense for the three months ended September 30, 2024 is primarily attributable to changes to the forecasted benefit of losses estimated for 2024. Our income tax benefit for the nine months ended September 30, 2024 is primarily attributable to recognizing a benefit for losses incurred year to date offset by foreign withholding taxes. Our income tax benefit for the three months ended September 30, 2023 is primarily attributable to recognizing an income tax benefit on losses incurred in jurisdictions for which a valuation allowance is not needed. Our income tax expense for the nine months ended September 30, 2023 is primarily attributable to foreign taxes withheld and state income taxes.
The Company's effective tax rates were 89% and (8)% for the three months ended September 30, 2024 and 2023, respectively. The Company's effective tax rates were (11)% and 11% for the nine months ended September 30, 2024 and 2023, respectively. Our 2024 effective tax rate in each period differed from the U.S. federal statutory rate primarily due to foreign withholding taxes which we could not recognize as a foreign tax credit and non-deductible items. Our 2023 effective tax rate in the period was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits, changes in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2024 and December 31, 2023. These assets primarily consist of foreign tax credits and state net operating loss carryforwards.
At September 30, 2024 and December 31, 2023, the Company had total unrecognized tax benefits of approximately $757,000. At September 30, 2024 and December 31, 2023, $757,000 of unrecognized tax benefits were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At September 30, 2024, if recognized, $757,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
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
3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
September 30, 2024:
Equity securities - other common stock	$19,971	$5	$(5,876)	$14,100
Total	$19,971	$5	$(5,876)	$14,100

December 31, 2023:
Equity securities - Life Sciences Portfolio	$28,498	$28,600	$(20)	$57,078
Equity securities - other common stock	4,925	1,080	(15)	5,990
Total	$33,423	$29,680	$(35)	$63,068
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of September 30, 2024 and December 31, 2023, the total fair value of the remaining Life Sciences Portfolio investment was $25.7 million and $82.8 million, respectively.
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

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Change in fair value of equity securities of public companies	$—	$8,187	$(28,581)	$7,677
Gain on sale of equity securities of public companies	—	—	28,581	—
Net realized and unrealized gain	$—	$8,187	$—	$7,677
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of September 30, 2024 and December 31, 2023, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the nine months ended September 30, 2024 and 2023, our consolidated earnings on equity investment included in the consolidated statements of operations was zero and $3.4 million, respectively. No distributions were received during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, MalinJ1 made distributions of $2.2 million to Acacia and $1.1 million to noncontrolling interests.
4. INVENTORIES
Inventories consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Raw materials	$3,785	$3,961
Subassemblies and work in process	1,150	1,882
Finished goods	7,868	5,578
	12,803	11,421
Inventory reserves	(585)	(500)
Total inventories	$12,218	$10,921

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Machinery and equipment	$3,033	$3,035
Vehicles	736	—
Furniture and fixtures	362	395
Computer hardware and software	387	312
Leasehold improvements	1,020	1,018
	5,538	4,760
Accumulated depreciation and amortization	(3,172)	(2,404)
Property, plant and equipment, net	$2,366	$2,356
Total depreciation and amortization expense in the consolidated statements of operations was $326,000 and $330,000 for the three months ended September 30, 2024 and 2023, respectively, and $883,000 and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended September 30, 2024 and 2023, our Industrial Operations allocated depreciation and amortization, totaling $247,000 and $298,000, respectively, to all applicable operating expense categories, including cost of sales of $96,000 and $99,000, respectively. For the nine months ended September 30, 2024 and 2023, our Industrial Operations allocated depreciation and amortization, totaling $749,000 and $952,000, respectively, to all applicable operating expense categories, including cost of sales of $304,000 and $315,000, respectively.
6. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark's oil and natural gas properties consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Proved oil and gas properties	$193,690	$25,276
Unproved oil and gas properties	4,786	—
Accumulated depletion and depreciation	(8,327)	(159)
Oil and natural gas properties, net	$190,149	$25,117
Total depletion and depreciation expense in the consolidated statements of operations was $4.3 million and $8.2 million for the three and nine months ended September 30, 2024, respectively. Our Energy Operations includes depletion and depreciation in cost of production.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	September 30, 2024
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
Other intangible assets, net consisted of the following:

	September 30, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$351,403	$(327,499)	$23,904
Industrial operations	7 years	3,400	(1,446)	1,954
Total patents		354,803	(328,945)	25,858
Customer relationships - industrial operations	7 years	5,300	(2,256)	3,044
Trade name and trademarks - industrial operations	7 years	3,430	(1,460)	1,970
Total		$363,533	$(332,661)	$30,872

	December 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$341,403	$(316,114)	$25,289
Industrial operations	7 years	3,400	(1,083)	2,317
Total patents		344,803	(317,197)	27,606
Customer relationships - industrial operations	7 years	5,300	(1,689)	3,611
Trade name and trademarks - industrial operations	7 years	3,430	(1,091)	2,339
Total		$353,533	$(319,977)	$33,556
Total other intangible asset amortization expense in the consolidated statements of operations was $5.1 million and $3.0 million for the three months ended September 30, 2024 and 2023, respectively, and $12.7 million and $9.1 million for the nine months ended September 30, 2024 and 2023, respectively. The Company did not record charges related to impairment of other intangible assets for the nine months ended September 30, 2024 and 2023. There was no accelerated amortization of other intangible assets for the nine months ended September 30, 2024 and 2023. Intellectual Property Operations amortization of patents is expensed in cost of revenues and Industrial Operations amortization is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2024	$5,146
2025	18,485
2026	4,173
2027	1,734
2028	1,334
Total	$30,872
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of September 30, 2024. During the year ended December 31, 2023 and during the nine months ended September 30, 2024, ARG entered into agreements to obtain preferential future returns for existing patent portfolios for $10.0 million in each respective period, of which $6.0 million was paid in the fourth quarter of 2023 and $14.0 million was paid during the nine months ended September 30, 2024. As of September 30, 2024 and December 31, 2023, zero and $4.0 million of certain patent and patent rights acquisition costs was accrued, respectively, and included in accrued expenses and other current liabilities (see Note 8).

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
	(In thousands)
Accrued consulting and other professional fees	$3,268	$1,595
Income taxes payable	1,198	619
Revolving credit facility interest accrual	1,185	106
Product warranty liability, current	42	30
Service contract costs, current	347	169
Short-term lease liability	1,115	1,248
Accrued patent cost (see Note 7)	—	4,000
Other accrued liabilities	1,513	638
Total	$8,668	$8,405
9. ASSET RETIREMENT OBLIGATIONS
The following is a summary of the asset retirement obligations in the consolidated balance sheets:

September 30, 2024
(In thousands)
Beginning balance	$294
Liabilities acquired	28,713
Accretion of discounts	620
Ending balance	$29,627
Less: Current portion	(1,562)
Asset retirement obligation, long-term	$28,065
10. STARBOARD INVESTMENT
In order to establish a strategic and ongoing relationship between the Company and Starboard, on November 18, 2019, the Company and Starboard entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Starboard acquired (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a stated value of $100 per share, (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company's common stock (the “Series A Warrants”) and (iii) Series B Warrants to purchase up to 100,000,000 shares of the Company's common stock (the “Series B Warrants”).
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
As a result, on October 30, 2022, and following the unanimous recommendation of the Special Committee of the Board, the Company entered into a Recapitalization Agreement with Starboard (the "Recapitalization Agreement") in order to simplify the Company’s capital structure, pursuant to which, among other things, (1) effective as of November 1, 2022, Starboard exercised the Series A Warrants in full and received 5,000,000 shares of the Company’s common stock, (2) Starboard purchased 15,000,000 shares of the Company’s common stock pursuant to the Concurrent Private Rights Offering (as defined below) and the Unadjusted Series B Warrants (as defined below) were cancelled, and (3) on July 13, 2023, (a) Starboard converted 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of the Company’s common stock (the “Preferred Stock Conversion”), and (b) Starboard exercised 31,506,849 of the Series B

Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock, the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million (the "Series B Warrants Exercise"). Such transactions are referred to as the "Recapitalization Transactions." As a result, Starboard beneficially owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date. Accordingly, no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
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
Further, the Series A Redeemable Convertible Preferred Stock accrued cumulative dividends quarterly at an annual rate of 3.0% on the stated value. Upon consummation of the Printronix acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There were no accrued and unpaid dividends as of September 30, 2024 and December 31, 2023.
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
The Company classified the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it was probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accreted the instrument to its redemption value using the effective interest method and recognized any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action was subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock continued to be classified as temporary equity and continued to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the nine months ended September 30, 2024 and 2023 was zero and $3.2 million, respectively.
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
The Series B Warrants were classified as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity”, as the agreement provided for net cash settlement upon a change in control, which was outside the control of the Company. In connection with the Recapitalization Agreement and related warrant modification, the Company recognized the incremental fair value as a component of the change in fair value of the Series B Warrants in other expense as of December 31, 2022.
The Series B Warrants were recognized at fair value at each reporting period until exercised, which resulted in a fair value of zero, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations. As of September 30, 2024, no Series B warrants were issued or outstanding.
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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the nine months ended September 30, 2024 the Company reimbursed Starboard $476,000 under the Services Agreement.

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
The Company held the following types of financial instruments at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. On November 1, 2023, the Company, through a wholly owned subsidiary, entered into the Arix Shares Purchase Agreement with RTW Bio to sell its shares of Arix to RTW Bio for a purchase price of $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). On January 19, 2024, the Company completed such sale for $57.1 million. As a result, as of September 30, 2024, the aggregate carrying amount of this investment was zero, and was included in equity securities, in the consolidated balance sheet (refer to Note 3 for additional information).
Commodity Derivative Instruments: Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement ("ISDA") with its counterparties, the terms of which provide Benchmark and its counterparties with rights of offset. There are no derivative assets that were subjected to offset for the three and nine months ended September 30, 2024. As of September 30, 2024, the aggregate fair value of the open commodity derivatives was $6.6 million and is included in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet (refer to Note 2 to the consolidated financial statements included in our 2023 Annual Report).
Series B Warrants. Series B Warrants were recorded at fair value, using a Black-Scholes option-pricing model (Level 3). On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 10 for additional information). The fair value of the remaining Series B Warrants as of July 13, 2023 was estimated based on the following significant assumptions: volatility of 120 percent, risk-free rate of 5.24 percent, term of 0.04 years and a dividend yield of 0 percent. On July 13, 2023, further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, the remaining Series B Warrants were exercised, which also resulted in a fair value of zero as of December 31, 2023 (refer to Note 10 for additional information). As of September 30, 2024, no Series B warrants were issued or outstanding. Refer to the "Embedded derivative liabilities" discussion below for additional information on assumptions.
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
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The fair value of the embedded derivative as of July 13, 2023 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 14.80 percent. On July 13, 2023, in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, Starboard converted the Series A Redeemable Convertible Preferred Stock into common stock, which resulted in a fair value of zero as of December 31, 2023 (refer to Note 10 for additional information). As of September 30, 2024, the Company no longer had any shares of Series A Redeemable Convertible Preferred Stock outstanding.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
September 30, 2024:
Equity securities	$14,100	$—	$—	$14,100
Commodity derivative instruments	—	6,641	—	6,641
Total	$14,100	$6,641	$—	$20,741

December 31, 2023:
Equity securities	$63,068	$—	$—	$63,068
Commodity derivative instruments	—	2,723	—	2,723
Total	$63,068	$2,723	$—	$65,791

Benchmark's realized derivative gain for the three and nine months ended September 30, 2024 was $715,000 and $1.6 million, respectively. Benchmark's unrealized derivative gain for the three and nine months ended September 30, 2024 was $7.3 million and $3.9 million, respectively. No amounts are netted under the terms of the ISDA.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which were measured at fair value on a recurring basis. There are no Level 3 liabilities as of September 30, 2024. The changes in the estimated fair value of the Company's Level 3 liabilities as of September 30, 2023 were as follows:

	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2022	$16,835	$84,780	$101,615
Exercise of warrants	—	(82,018)	(82,018)
Conversion of redeemable convertible preferred stock	(12,881)	—	(12,881)
Remeasurement to fair value	(3,954)	(2,762)	(6,716)
Balance at September 30, 2023	—	—	—
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
12. RELATED PARTY TRANSACTIONS
The Company reimbursed an aggregate amount of $14,000 and $123,000 during the nine months ended September 30, 2024 and 2023, respectively, to former executive officers in connection with legal fees incurred following such officers’ respective departures from the Company.
In 2023, the Company entered into a Loan Facility ("Loan Facility") with a private portfolio company. As of September 30, 2024 and December 31, 2023, the Loan Facility balance including interest receivable was $3.1 million and $2.2 million, respectively. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $75,000 and $209,000 in interest income, respectively, during the three and nine months ended September 30, 2024 and $51,000 in interest income during the three and nine months ended September 30, 2023. The receivable is included in other non-current assets in the consolidated balance sheets.
Refer to Note 10 for information about the Recapitalization Agreement and Services Agreement with Starboard.
13. COMMITMENTS AND CONTINGENCIES
Facility Leases
Acacia primarily leases office facilities under operating lease arrangements that will end in various years through September 2027.
On June 7, 2019, Acacia entered into a building lease agreement with Jamboree Center 4 LLC. Pursuant to the lease, we had leased 8,293 square feet of office space in Irvine, California. The lease commenced on August 1, 2019. The term of the lease was 60 months from the commencement date, provided for annual rent increases, and did not provide us the right to early terminate or extend our lease terms. The lease expired on July 31, 2024, and was not renewed or extended. On April 29, 2024, Acacia entered into a building lease agreement with Metro Pointe 13580 Lot Two, a California Limited Partnership. Pursuant to the lease, we have leased 1,820 square feet of office space in Costa Mesa, California. The lease commenced on July 1, 2024. The term of the lease is 38 months from the commencement date, provides for annual rent increases, and does not provide us the right to early terminate or extend our lease terms.
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, as amended, we have leased approximately 8,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provided for annual rent increases, and did not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlord's substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date was February 28, 2025. During July 2022, we entered into a second amendment of the New York office lease, to add space to the existing premises and increase the annual fixed rent through the existing expiration date. The new fixed rent commenced upon the landlord's substantial completion of the additional space, which occurred on September 19, 2022. On June 23, 2023, the Company notified the landlord of its election to early terminate the lease effective as of March 31, 2024, pursuant to the terms set forth in the lease. In connection with such early termination election, the Company paid the landlord a termination payment as set forth in the lease. During September 2023, we entered into a fourth amendment of the New York office lease, which provides for (among other things): (a) the surrender a portion of the premises (Unit 602) effective as of March 31, 2024; (b) the rescission of the early termination election as it relates to the remaining portion of the premises (Unit 601); (c) an extension of the lease term with respect to Unit 601 for 40 months commencing on April 1, 2024 and expiring on July 31, 2027; and (d) annual rent increases, with no right to early terminate or extend the lease.
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
The Company's operating lease costs were $212,000 and $293,000 for the three months ended September 30, 2024 and 2023, respectively, and $801,000 and $881,000 for the nine months ended September 30, 2024 and 2023, respectively.
The table below presents aggregate future minimum lease payments due under the Company's leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of September 30, 2024 (in thousands):

Years Ending December 31,
Remainder of 2024	$302
2025	1,133
2026	665
2027	266
Total minimum payments	2,366
Less: short-term lease liabilities	(1,115)
Long-term lease liabilities	$1,251
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
On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”), filed a lawsuit in Delaware Chancery Court against the Company and ARG (collectively, the “Acacia Entities”), Monarch Networking Solutions LLC (“Monarch”), former Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the Court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court removed from the calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023. On April 19, 2023, the Chancery Court heard oral argument and took the summary judgment motions under advisement. On July 26, 2023, the Court held a telephonic hearing during which it delivered its ruling on the motions for summary judgment. The Court granted Transpacific’s motion and deferred ruling on the Acacia Entities’ motion pending further briefing as to whether the Court has subject matter jurisdiction. On September 14, 2023, the Acacia Entities and Slingshot filed a joint submission with the Chancery Court agreeing to proceed in Delaware Superior Court based on the Chancery Court’s apparent lack of subject matter jurisdiction over the remaining claims, and on September 21, 2023, the Chancery Court issued an order transferring the case to Delaware Superior Court. The case was subsequently assigned to Judge Eric M. Davis in the Complex Commercial Litigation Division of the Superior Court. On January 8, 2024, Judge Davis held an initial status conference, during which he instructed the Acacia Entities and Slingshot to refile their respective summary judgment briefs in Superior Court for the Court's consideration. The oral arguments on the Acacia Entities' motion for summary judgment took place on March 28, 2024. On June 20, 2024, the Court issued its ruling denying the Acacia Entities’ motion for summary judgment. On October 15, 2024, the parties entered into a settlement agreement, after which they filed a stipulation of dismissal, concluding the litigation. The expenses related to the settlement agreement are included in non-recurring legacy legal expense in the consolidated statements of operations.
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
We had been engaged in a dispute involving those former executives' profit interests in AIP (the "AIP Matter") and on August 2, 2024 the AIP Matter was settled, which resulted in a $14.5 million payment by Acacia during the nine months ended September 30, 2024. Accordingly, for the nine months ended September 30, 2024, non-recurring legacy legal expense includes an aggregate additional expense of $12.9 million, which is incremental to amounts expensed in prior periods.
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of September 30, 2024.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of September 30, 2024 and December 31, 2023, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark's acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the three and nine months ended September 30, 2024.
14. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On November 9, 2023, the Board approved a stock repurchase program (the "Repurchase Program") for up to $20.0 million of the Company's common stock, subject to a cap of 5,800,000 shares of common stock. The Repurchase Program has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Stock repurchases during the nine months ended September 30, 2024, all of which were purchased pursuant to the Repurchase Program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
August 1, 2024 - August 31, 2024	676,775	$4.68	$16,833
September 1, 2024 - September 30, 2024	860,347	$4.72	$12,769
Total repurchases in the quarter	1,537,122	$4.70
Between October 1, 2024 and November 7, 2024, we repurchased a total of 1,470,172 shares at an average price per share of $4.63. Under the Repurchase Program as of November 7, 2024, we have repurchased a total of 3,007,294 shares at an average price per share of $4.67, and $6.0 million may yet be purchased under the Repurchase Program, subject to the aggregate cap for the Repurchase Program of 5,800,000 shares of common stock.
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of September 30, 2024, after annual RSU grants were made to non-employee directors, there were 12,451,122 shares of common stock remain available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of September 30, 2024, there are 16,281,634 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2023	1,108,187	$4.18	$187	7.9 years
Granted	—	$—	$—
Exercised	(61,667)	$3.59	$115
Forfeited/Expired	(45,000)	$5.40	$—
Outstanding at September 30, 2024	1,001,520	$4.16	$704	7.6 years
Exercisable at September 30, 2024	551,064	$4.39	$347	7.4 years
Vested and expected to vest at September 30, 2024	1,001,520	$4.16	$704	7.6 years
Unrecognized stock-based compensation expense at September 30, 2024 (in thousands)	$405
Weighted average remaining vesting period at September 30, 2024	1.3 years
During the three and nine months ended September 30, 2024, there were no stock options granted. The aggregate fair value of options vested during the nine months ended September 30, 2024 was $521,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2023	193,665	$3.87	1,408,491	$4.31	1,981,464	$4.61
Granted	13,865	$5.68	143,978	$5.21	—	$—
Vested	(123,195)	$4.25	(643,182)	$4.38	—	$—
Forfeited	(16,667)	$3.60	(61,759)	$4.10	—	$—
Nonvested at September 30, 2024	67,668	$3.63	847,528	$4.43	1,981,464	$4.61
Unrecognized stock-based compensation expense at September 30, 2024 (in thousands)	$107		$2,731		$—
Weighted average remaining vesting period at September 30, 2024	0.4 years		1.4 years		zero years

RSAs and RSUs granted in 2024 are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the nine months ended September 30, 2024 was $523,000. The aggregate fair value of RSUs vested during the nine months ended September 30, 2024 was $2.8 million. During the nine months ended September 30, 2024, RSAs and RSUs totaling 766,377 shares were vested and 222,061 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted in 2023 can be earned based upon the level of achievement of the Company's compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia's common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has not recorded any expense related to the PSUs based on the probability assessment performed as of September 30, 2024.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Options	$114	$126	$366	$275
RSAs	62	112	304	507
RSUs	605	735	1,860	1,542
Total compensation expense for share-based awards	$781	$973	$2,530	$2,324
Total unrecognized stock-based compensation expense as of September 30, 2024 was $3.2 million, which will be amortized over a weighted average remaining vesting period of 1.3 years.

16. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except share and per share data)
Numerator:
Net (loss) income attributable to Acacia Research Corporation	$(13,996)	$1,636	$(22,628)	$(7,696)
Dividend on Series A redeemable convertible preferred stock	—	—	—	(1,400)
Accretion of Series A redeemable convertible preferred stock	—	—	—	(3,230)
Return on settlement of Series A redeemable convertible preferred stock	—	(3,377)	—	(3,377)
Net loss attributable to common stockholders - Basic	(13,996)	(1,741)	(22,628)	(15,703)

Less: Gain on exercise of Series B warrants	—	(1,525)	—	—
Add: Interest expense associated with Starboard Notes, net of tax	—	102	—	—
Net loss attributable to common stockholders - Diluted	$(13,996)	$(3,164)	$(22,628)	$(15,703)

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	99,854,723	94,328,452	99,893,336	67,072,835
Potentially dilutive common shares:
Series B Warrants	—	4,794,521	—	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	99,854,723	99,122,973	99,893,336	67,072,835

Basic net loss per common share	$(0.14)	$(0.02)	$(0.23)	$(0.23)
Diluted net loss per common share	$(0.14)	$(0.03)	$(0.23)	$(0.23)

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	3,898,180	3,894,709	3,898,180	4,706,140
Series B warrants	—	—	—	31,506,849
Total	3,898,180	3,894,709	3,898,180	36,212,989
17. SEGMENT REPORTING
As of September 30, 2024, the Company operates and reports its results in three reportable segments: Intellectual Property Operations, Industrial Operations and Energy Operations.
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
The Company's Energy Operations segment generates operating income from its wells and engages in the acquisition, exploration, development, and production of oil and natural gas resources located in Texas and Oklahoma. Benchmark seeks to acquire predictable and shallow decline, cash flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. The Energy Operations reporting segment did not exist prior to the acquisition of Benchmark in November 2023. As of and for the three and nine months ended September 30, 2023, the consolidated results represented the results of the Company's two reporting segments: Intellectual Property Operations and Industrial Operations.

The Company's segment information is as follows:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues:
License fees	$486	$—	$—	$486	$19,442	$—	$—	$19,442
Printers and parts	—	2,367	—	2,367	—	7,316	—	7,316
Consumable products	—	3,782	—	3,782	—	12,362	—	12,362
Services	—	858	—	858	—	2,505	—	2,505
Oil sales	—	—	8,997	8,997	—	—	17,740	17,740
Natural gas sales	—	—	2,829	2,829	—	—	5,550	5,550
Natural gas liquids sales	—	—	3,837	3,837	—	—	8,390	8,390
Other service sales	—	—	154	154	—	—	163	163
Total revenues	486	7,007	15,817	23,310	19,442	22,183	31,843	73,468

Cost of revenues:
Inventor royalties	220	—	—	220	1,628	—	—	1,628
Contingent legal fees	(22)	—	—	(22)	2,373	—	—	2,373
Litigation and licensing expenses	797	—	—	797	3,087	—	—	3,087
Amortization of patents	4,712	—	—	4,712	11,385	—	—	11,385
Cost of sales	—	3,523	—	3,523	—	10,849	—	10,849
Cost of production	—	—	11,729	11,729	—	—	23,082	23,082
Total cost of revenues	5,707	3,523	11,729	20,959	18,473	10,849	23,082	52,404
Segment gross (loss) profit	(5,221)	3,484	4,088	2,351	969	11,334	8,761	21,064

Other operating expenses:
Engineering and development expenses	—	108	—	108	—	420	—	420
Sales and marketing expenses	—	1,391	—	1,391	—	4,333	—	4,333
Amortization of intangible assets	—	433	—	433	—	1,299	—	1,299
General and administrative expenses	1,917	1,653	1,024	4,594	7,078	4,405	2,292	13,775
Total other operating expenses	1,917	3,585	1,024	6,526	7,078	10,457	2,292	19,827
Segment operating (loss) income	$(7,138)	$(101)	$3,064	(4,175)	$(6,109)	$877	$6,469	1,237

Parent general and administrative expenses				6,097				18,354
Operating loss				(10,272)				(17,117)
Total other income (expense)				4,112				(6,231)
Loss before income taxes				$(6,160)				$(23,348)

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues:
License fees	$1,760	$—	$1,760	$6,330	$—	$6,330
Printers and parts	—	2,852	2,852	—	9,640	9,640
Consumable products	—	4,576	4,576	—	14,074	14,074
Services	—	896	896	—	2,747	2,747
Total revenues	1,760	8,324	10,084	6,330	26,461	32,791

Cost of revenues:
Inventor royalties	497	—	497	863	—	863
Contingent legal fees	346	—	346	890	—	890
Litigation and licensing expenses	2,026	—	2,026	5,663	—	5,663
Amortization of patents	2,601	—	2,601	7,802	—	7,802
Cost of sales	—	4,377	4,377	—	13,530	13,530
Total cost of revenues	5,470	4,377	9,847	15,218	13,530	28,748
Segment gross (loss) profit	(3,710)	3,947	237	(8,888)	12,931	4,043

Other operating expenses:
Engineering and development expenses	—	172	172	—	593	593
Sales and marketing expenses	—	1,613	1,613	—	5,385	5,385
Amortization of intangible assets	—	432	432	—	1,299	1,299
General and administrative expenses	1,818	1,567	3,385	5,317	5,444	10,761
Total other operating expenses	1,818	3,784	5,602	5,317	12,721	18,038
Segment operating (loss) income	$(5,528)	$163	(5,365)	$(14,205)	$210	(13,995)

Parent general and administrative expenses			7,788			21,011
Operating income loss			(13,153)			(35,006)
Total other income			15,718			29,077
Income (loss) before income taxes			$2,565			$(5,929)

	September 30, 2024	December 31, 2023
	(In thousands)
Equity securities investments:
Equity securities	$14,100	$63,068
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Total parent equity securities investments	50,850	99,818

Other parent assets	176,739	218,909

Segment total assets:
Intellectual property operations	220,914	234,254
Industrial operations	47,816	47,854
Energy operations	211,253	32,710
Total assets	$707,572	$633,545
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

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$483	$3,074	$15,817	$19,374	$7,878	$9,106	$31,843	$48,827
Canada and Latin America	2	233	—	235	3	719	—	722
Total Americas	485	3,307	15,817	19,609	7,881	9,825	31,843	49,549

Europe, Middle East and Africa	—	1,689	—	1,689	—	5,872	—	5,872

China	—	306	—	306	4,650	1,056	—	5,706
India	—	633	—	633	—	2,068	—	2,068
Asia-Pacific, excluding China and India	1	1,072	—	1,073	6,911	3,362	—	10,273
Total Asia-Pacific	1	2,011	—	2,012	11,561	6,486	—	18,047
Total revenues	$486	$7,007	$15,817	$23,310	$19,442	$22,183	$31,843	$73,468

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Intellectual Property Operations	Industrial Operations	Total	Intellectual Property Operations	Industrial Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$1,756	$3,476	$5,232	$2,815	$10,987	$13,802
Canada and Latin America	2	238	240	510	791	1,301
Total Americas	1,758	3,714	5,472	3,325	11,778	15,103

Europe, Middle East and Africa	—	1,840	1,840	—	6,767	6,767

China	—	793	793	3,000	2,408	5,408
India	—	1,024	1,024	—	2,022	2,022
Asia-Pacific, excluding China and India	2	953	955	5	3,486	3,491
Total Asia-Pacific	2	2,770	2,772	3,005	7,916	10,921
Total revenues	$1,760	$8,324	$10,084	$6,330	$26,461	$32,791

	September 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$141	$252	$190,885	$191,278
Malaysia	—	964	—	964
Other foreign countries	—	273	—	273
Total	$141	$1,489	$190,885	$192,515

	December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$201	$92	$25,117	$25,410
Malaysia	—	1,949	—	1,949
Other foreign countries	—	114	—	114
Total	$201	$2,155	$25,117	$27,473
18. SUBSEQUENT EVENTS
On October 18, 2024, the Company consummated the Deflecto Transaction. Refer to Note 1 to the accompanying consolidated financial statements and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

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
General
We are focused on acquiring and operating attractive businesses across the mature technology, energy and industrial/manufacturing sectors where we believe we can leverage our expertise, significant capital base and deep industry relationships to drive value. We focus on identifying, pursuing and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value in the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of September 30, 2024, across nearly 200 patent portfolio licensing and enforcement programs. As of September 30, 2024, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $880.9 million to our patent partners. Since January 1, 2020, we have generated gross licensing revenue of approximately $233.9 million and returned approximately $91.1 million to our patent partners.
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
Energy Operations
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring, who previously served as Chief Operating Officer of both Benchmark and Jones Energy, Inc. Prior to Benchmark's acquisition of additional assets in April 2024, Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Acacia made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company’s consolidated financial statements include Benchmark’s consolidated operations from November 13, 2023 through September 30, 2024. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
On April 17, 2024, Benchmark consummated the previously announced Revolution Transaction contemplated in the Purchase Agreement. Pursuant to the Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells for a purchase price of $145 million in cash, subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing, the Company’s interest in Benchmark is approximately 73.5%. Refer to Note 2 to the accompanying consolidated financial statements for additional information regarding the Revolving Credit Facility.
For more information, refer to the section entitled “Energy Operations” below.
Recent Business Developments and Trends
Business Strategy
We intend to grow our Company by acquiring additional operating businesses, energy assets and intellectual property assets. However, we may not complete any acquisitions, and any acquisitions that we complete will be costly and could negatively affect our results of operations, and dilute our stockholders' ownership, or cause us to incur significant expense, and we may not realize the expected benefits of acquisitions.
Recent Acquisitions
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma.
On April 17, 2024, Benchmark consummated the previously announced Revolution Transaction contemplated in the Purchase Agreement pursuant to which Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells, for a purchase price of $145 million in cash, subject to customary post-closing adjustments (as described further in Note 1 to the accompanying consolidated financial statements). Following closing, the Company's interest in Benchmark is approximately 73.5%.

On October 18, 2024, Deflecto Holdco LLC (“Deflcot Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Purchaser against certain claims, losses and liabilities. Refer to Note 1 to the accompanying consolidated financial statements for additional information.
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of September 30, 2024, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at September 30, 2024. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. While insignificant to our consolidated enterprise, during the three and nine months ended September 30, 2024, inflation for our Printronix subsidiary slowed down with only a small increase in cost of raw materials than in previous years related to its electronic and electrical and metal components. Printronix will continue to adjust its selling price as required in response to higher costs. Printronix have also implemented cost rationalization measures to combat the rising cost that is driven by inflation and currency pressures. Additionally, our Energy Operations Business may experience inflation. The oil and natural gas industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures.
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
During the nine months ended September 30, 2024 as well as 2023 and 2022, we did not acquire any new patent portfolios. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
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
•the willingness of prospective licensees to settle significant patent infringement cases and pay reasonable license fees for the use of our patented technology, as such infringement cases approach a court determined trial date; and
•fluctuations in overall patent portfolio related enforcement activities which are impacted by the portfolio intake challenges discussed above.
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
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations and Energy Operations segment revenues may be found in Notes 2 and 17 to the consolidated financial statements. Refer to Note 2 included in our 2023 Annual Report for additional information regarding our Intellectual Property Operations, Industrial Operations and Energy Operations segment cost of revenues and cost of production.

Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$23,310	$10,084	$13,226	131%	$73,468	$32,791	$40,677	124%
Total costs and expenses	33,582	23,237	10,345	45%	90,585	67,797	22,788	34%
Operating loss	(10,272)	(13,153)	2,881	(22%)	(17,117)	(35,006)	17,889	(51%)
Total other income (expense)	4,112	15,718	(11,606)	(74%)	(6,231)	29,077	(35,308)	(121%)
(Loss) income before income taxes	(6,160)	2,565	(8,725)	(340%)	(23,348)	(5,929)	(17,419)	294%
Income tax (expense) benefit	(5,497)	197	(5,694)	(2,890%)	2,673	(641)	3,314	(517%)
Net (loss) income attributable to Acacia Research Corporation	(13,996)	1,636	(15,632)	(956%)	(22,628)	(7,696)	(14,932)	194%
Results of Operations - three months ended September 30, 2024 compared with the three months ended September 30, 2023
Total revenues increased $13.2 million to $23.3 million for the three months ended September 30, 2024, as compared to $10.1 million for the three months ended September 30, 2023, due to revenues contributed from the Energy Operations of $15.8 million partially offset by a decrease in our Intellectual Property Operations revenues and in our Industrial Operations revenues. Intellectual Property Operations revenues decreased $1.3 million due to fewer executed license agreements compared to the comparable prior period. Industrial Operations revenues decreased $1.3 million due to decrease in the number of printer units sold compared to the comparable prior period. Refer to "Industrial Operations – Revenues" below for further discussion.
Loss before income taxes was $6.2 million for the three months ended September 30, 2024, as compared to income of $2.6 million in the comparable prior period. The net decrease was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as follows:
•Inventor royalties decreased $277,000, from $497,000 to $220,000 in 2024, primarily due to license agreement activity and related revenues generated with inventor royalty obligations. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Litigation and licensing expenses decreased $1.2 million, from $2.0 million to $797,000 in 2024, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased $1.2 million, from $6.2 million to $5.0 million in 2024, primarily due to a decrease in related revenues. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•Benchmark's cost of production for the third quarter of 2024 added a total of $11.7 million to our consolidated operating expenses. Refer to "Energy Operations – Cost of Production" below for further discussion.
•General and administrative expenses decreased $481,000, from $11.6 million to $11.1 million in 2024, primarily due to lower parent company legal fees partially offset by expenses contributed from our Energy Operations of $1.0 million for the third quarter of 2024. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, decreased $192,000, from $973,000 to $781,000 in 2024, primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2024 and 2023.

•Unrealized loss from the change in fair value of our equity securities was $4.1 million in 2024, as compared to an unrealized gain of $8.8 million in the comparable prior period. The unrealized loss and gain were derived from our Life Sciences Portfolio and our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture was zero in 2024, as compared to $3.4 million in the comparable prior period primarily due to the earnings on equity investment in joint venture from the payments related to the achievement of one milestone in 2023.
•Non-recurring legacy legal expense of $2.0 million in 2024 is related to the accrual recorded in connection with the settlement agreement with Slingshot. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information regarding the settlement agreement with Slingshot.
•We recognized a gain on exercise of Series B Warrants of zero in 2024, as compared to $1.5 million in the comparable prior period primarily due to the exercise of the remaining Series B Warrants and conversion of the Series A Redeemable Convertible Preferred Stock into the Company's common stock in 2023. In 2024, no shares of Series A Redeemable Convertible Preferred Stock and no Series B Warrants remained outstanding. Refer to Notes 10 and 11 to the consolidated financial statements elsewhere herein for additional information regarding the Series B Warrants and Series A Redeemable Convertible Preferred Stock and fair value measurements.
•Gain on derivatives was $8.0 million in 2024, as compared to zero in the comparable prior period due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 11 for additional information regarding Benchmark's gain on its commodity derivatives.
•Interest expense on Senior Secured Notes decreased $130,000, from $130,000 to zero in 2024, due to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023 pursuant to the Series B Warrants Exercise. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.
Results of Operations - nine months ended September 30, 2024 compared with the nine months ended September 30, 2023
Total revenues increased $40.7 million to $73.5 million for the nine months ended September 30, 2024, as compared to $32.8 million for the nine months ended September 30, 2023, primarily due to an increase in our Intellectual Property Operations revenues and revenues contributed from Benchmark of $31.8 million partially offset by a decrease in Industrial Operations revenues. ARG revenues increased due to an increase in the number of license agreements executed that generated higher average license fees, which contributed to Intellectual Property Operations revenues increasing by $13.1 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decrease in Industrial Operations revenue of $4.3 million is due to lower units of printers sold. Refer to “Industrial Operations – Revenues” below for further detailed discussion.
Loss before income taxes was $23.3 million for the nine months ended September 30, 2024, as compared to loss of $5.9 million in the comparable prior period. The increase was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 as follows:
•Inventor royalties increased $765,000, from $863,000 to $1.6 million in 2024, primarily due to license agreement activity and related revenues generated in 2024. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Contingent legal fees increased $1.5 million, from $890,000 to $2.4 million in 2024, primarily due to the change in Intellectual Property Operations revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

•Litigation and licensing expenses decreased $2.6 million, from $5.7 million to $3.1 million in 2024, primarily due to a net decrease in litigation support expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased approximately $3.9 million, from $19.5 million to $15.6 million in 2024. Refer to "Industrial Operations – Cost of Revenues" and "Operating Expenses" below for further discussion.
•Benchmark's cost of production for the first nine months of 2024 added a total of $23.1 million to our consolidated operating expenses. Refer to "Energy Operations – Cost of Production" below for further discussion.
•General and administrative expenses increased $357,000, from $33.1 million to $33.4 million in 2024, primarily due to an increase in Intellectual Property Operations general and administrative costs and $2.3 million from our Energy Operations general and administrative costs for 2024, partially offset by a decrease in our Industrial Operations general and administrative costs and other general and administrative costs. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $206,000, from $2.3 million to $2.5 million in 2024, primarily due to restricted stock and option grants issued to employees and the Board in 2024 and 2023, which includes a partial offset for forfeitures.
•Unrealized loss from the change in fair value of our equity securities was $35.5 million in 2024, as compared to an unrealized gain of $18.8 million in the comparable prior period. The unrealized gain and loss were derived from our Life Sciences Portfolio and trading securities portfolio. The 2024 period unrealized loss primarily relates to the reversal of unrealized gains previously recorded for Arix shares sold in January 2024 for realized gains. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to "Equity Securities Investments" below for further discussion.
•Realized gain from the sale of equity securities was $28.9 million in 2024, as compared to a realized loss of $9.4 million in the comparable prior period. The realized gains and losses were similarly derived from the sales activity from our Life Sciences Portfolio and trading securities portfolio. The 2024 period realized gains primarily relates to the Arix shares sold in January 2024. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to "Equity Securities Investments" below for further discussion.
•Earnings on equity investment in joint venture was zero in 2024, as compared to $3.4 million in the comparable prior period primarily due to the earnings on equity investment in joint venture from one milestone in 2023.
•Non-recurring legacy legal expense of $14.9 million in 2024 is related to the additional accruals made in connection with the AIP Matter and expenses related to the settlement agreement with Slingshot. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information regarding the accrual in connection with the AIP Matter and the settlement agreement with Slingshot.
•Unrealized gain from the Series B Warrants and the embedded derivative fair value measurements was zero in 2024, as compared to a gain of $8.2 million in the comparable prior period, primarily due to the exercise of the remaining Series B Warrants and conversion of the Series A Redeemable Convertible Preferred Stock into the Company's common stock in 2023. In 2024, no shares of Series A Redeemable Convertible Preferred Stock and no Series B Warrants remained outstanding. Refer to Notes 10 and 11 to the consolidated financial statements elsewhere herein for additional information regarding the Series B Warrants and Series A Redeemable Convertible Preferred Stock and fair value measurements.
•Gain on derivatives was $5.5 million in 2024, as compared to zero in the comparable prior period due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 11 for additional information regarding Benchmark's gain on its commodity derivatives.

•Interest expense on Senior Secured Notes was zero in 2024, as compared to interest expense of $1.9 million in the comparable prior period, due to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023, pursuant to the Series B Warrants Exercise. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.
Intellectual Property Operations
Revenues
ARG's revenue activity for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$—	$1,410	$(1,410)	(100%)	$17,253	$5,385	$11,868	220%
Recurring license revenue agreements	486	350	136	39%	2,189	945	1,244	132%
Total revenues	$486	$1,760	$(1,274)	(72%)	$19,442	$6,330	$13,112	207%

New license agreements executed	—	5	(5)	(100%)	9	10	(1)	(10%)
Licensing and enforcement programs generating revenues	3	5	(2)	(40%)	6	6	—	—%

For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $1.4 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 as there were no new license agreements executed during the third quarter of 2024. Paid-up revenue increased $11.9 million for the nine months ended September 30, 2024 compared to the three months ended September 30, 2023 due to an increase in the number of new license agreements that generated higher license revenue in 2024. Recurring revenue, that provides for quarterly sales-based license fees, increased $136,000 for the three months ended September 30, 2024 and increased $1.2 million for the nine months ended September 30, 2024, in each case compared to the comparable prior year period, from various on-going license arrangements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$220	$497	$(277)	(56%)	$1,628	$863	$765	89%
Contingent legal fees	(22)	346	(368)	(106%)	2,373	890	1,483	167%
Litigation and licensing expenses	797	2,026	(1,229)	(61%)	3,087	5,663	(2,576)	(45%)
Amortization of patents	4,712	2,601	2,111	81%	11,385	7,802	3,583	46%
Total	$5,707	$5,470	$237	4%	$18,473	$15,218	$3,255	21%
Refer to detailed change explanations above for the three and nine months ended September 30, 2024 and 2023 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$2,367	$2,852	$(485)	(17%)	$7,316	$9,640	$(2,324)	(24%)
Consumable products	3,782	4,576	(794)	(17%)	12,362	14,074	(1,712)	(12%)
Services	858	896	(38)	(4%)	2,505	2,747	(242)	(9%)
Total	$7,007	$8,324	$(1,317)	(16%)	$22,183	$26,461	$(4,278)	(16%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts decreased $485,000 for the three months ended September 30, 2024 and decreased $2.3 million for the nine months ended September 30, 2024, in each case compared to the comparable prior year period, due to a decrease in the number of printer units sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix's operating activities.
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$3,523	$4,377	$(854)	(20%)	$10,849	$13,530	$(2,681)	(20%)
Refer to detailed change explanations above for the three and nine months ended September 30, 2024 and 2023 regarding cost of revenues for our Industrial Operations. The decrease in Printronix's cost of revenues for the three and nine months ended September 30, 2024 is due to change in revenue described above. Refer to Note 2 included in our 2023 Annual Report for additional information regarding Printronix's cost of sales.

Energy Operations
Revenues
The following table provides the components of Benchmark's revenues for the periods indicated, as well as each period's respective average realized prices and production volumes. This table shows production on a barrel of oil ("boe") equivalent basis in which natural gas is converted to oil at the ratio of 6 Mcf of natural gas to one barrel ("Bbl") of oil. This ratio may not be reflective of the current price ratio between two products. "Mcf" means thousand cubic feet and "/d" means per day.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
	(In thousands, except per unit data )
Production:
Oil (Bbl)	121,251	235,867
Natural gas (Mcf)	1,482,555	3,100,391
Natural gas liquids (Bbl)	172,164	357,738
Total (boe)	540,508	1,110,336

Average daily production:
Oil (Bbl/d)	1,318	861
Natural gas (Mcf/d)	16,115	11,315
Natural gas liquids (Bbl/d)	1,871	1,306
Total (boe/d)	5,875	4,052

Revenues:
Oil sales	$8,997	$17,740
Natural gas sales	2,829	5,550
Natural gas liquids sales	3,837	8,390
Other service sales	154	163
Total	$15,817	$31,843

Average Price:
Oil (per Bbl)	$74.20	$75.21
Natural gas (per Mcf)	$1.91	$1.79
Natural gas liquids (per Bbl)	$22.29	$23.45
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark's revenue arrangements and related concentrations.
Cost of Production
Benchmark's cost of production for the three and nine months ended September 30, 2024 was $11.7 million and $23.1 million, respectively. Refer to Note 2 included in our 2023 Annual Report for additional information regarding Benchmark's cost of production.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Engineering and development expenses - industrial operations	$108	$172	$(64)	(37%)	$420	$593	$(173)	(29%)
Sales and marketing expenses - industrial operations	1,391	1,613	(222)	(14%)	4,333	5,385	(1,052)	(20%)

General and administrative costs - intellectual property operations	1,917	1,818	99	5%	7,078	5,317	1,761	33%
General and administrative costs - industrial operations	2,086	1,999	87	4%	5,704	6,743	(1,039)	(15%)
General and administrative costs - energy operations	1,024	—	1,024	n/a	2,292	—	2,292	n/a
Parent general and administrative expenses	6,097	7,788	(1,691)	(22%)	18,354	21,011	(2,657)	(13%)
Total general and administrative expenses	11,124	11,605	(481)	(4%)	33,428	33,071	357	1%
Total	$12,623	$13,390	$(767)	(6%)	$38,181	$39,049	$(868)	(2%)
The operating expenses table above includes the Company's general and administrative expenses by operation, Printronix's engineering and development expenses and sales and marketing expenses, and Benchmark's general and administrative costs. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix's operating expenses.
General and Administrative Expenses
A summary of the main drivers of the change in general and administrative expenses is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 vs. 2023	2024 vs. 2023
	(In thousands)
Personnel costs and board fees	$(86)	$(155)
Variable performance-based compensation costs	192	2,251
Other general and administrative costs	(2,546)	(3,976)
General and administrative costs - industrial operations	86	(1,039)
General and administrative costs - energy operations	1,024	2,292
Amortization of industrial operations intangible assets	1	—
Compensation expense for share-based awards	(192)	206
Non-recurring employee severance costs	1,040	778
Total change in general and administrative expenses	$(481)	$357
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

The increase in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation. Compensation expense for share-based awards increased primarily due to restricted stock and option grants issued to employees and the Board of Directors in 2024 and 2023 partially offset by forfeitures. The decrease in other general and administrative costs, which relates to our parent company and Intellectual Property Operations business, were primarily due to lower legal fees. The decrease in general and administrative costs of Industrial Operations is due to Printronix's initiative to reduce costs and operate more efficiently. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Energy Operations related general and administrative costs contributed $2.3 million of the increased expenses. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(4,074)	$8,823	$(12,897)	(146%)	$(35,519)	$18,783	$(54,302)	(289%)
Gain (loss) on sale of equity securities	—	—	—	n/a	28,861	(9,360)	38,221	(408%)
Earnings on equity investment in joint venture	—	3,375	(3,375)	(100%)	—	3,375	(3,375)	(100%)
Total net realized and unrealized gain	$(4,074)	$12,198	$(16,272)	(133%)	$(6,658)	$12,798	$(19,456)	(152%)
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
Our results included an unrealized loss from the change in fair value of our equity securities as compared to an unrealized gain in the comparable prior period, and included realized gain from the sale of our equity securities as compared to a realized loss in the prior year. These changes were derived from our Life Sciences Portfolio and trading securities portfolio. The 2024 period unrealized loss and realized gain primarily relates to the sale of Arix shares.
During the third quarter of 2023, we recorded consolidated earnings on equity investment of $3.4 million for one milestone earned during the period. There were no other milestones earned during the nine months ended September 30, 2024. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
Non-recurring legacy legal expense

	Three Months Ended March 31,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Non-recurring legacy legal expense	$(2,000)	$—	$(2,000)	n/a	$(14,857)	$—	$(14,857)	n/a
During the nine months ended September 30, 2024, we recorded an additional accrual of $12.9 million in connection with the AIP Matter in other income (expense) and an accrual of $2.0 million in connection with Slingshot settlement in the consolidated statements of operations. Refer to Note 13 to the consolidated financial statements elsewhere herein for additional information.

Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Income tax (expense) benefit	$(5,497)	$197	$(5,694)	(2,890%)	$2,673	$(641)	$3,314	(517%)
Effective tax rate	89%	(8)%	n/a	97%	(11)%	11%	n/a	(22)%
Our income tax expense for the three months ended September 30, 2024 is primarily attributable to changes to the forecasted benefit of losses estimated for 2024. Our income tax benefit for the nine months ended September 30, 2024 is primarily attributable to recognizing a benefit for losses incurred year to date offset by foreign withholding taxes. Our income tax benefit for the three months ended September 30, 2023 is primarily attributable to recognizing an income tax benefit on losses incurred in jurisdictions for which a valuation allowance is not needed. Our income tax expense for the nine months ended September 30, 2023 is primarily attributable to foreign taxes withheld and state income taxes.
Our 2024 effective tax rate in each period differed from the U.S. federal statutory rate primarily due to foreign withholding taxes which we could not recognize as a foreign tax credit and non-deductible items. Our 2023 effective tax rate in each period was lower than the U.S. federal statutory rate primarily due to expiration of foreign tax credits changes in valuation allowance, as well as non-deductible items. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2024 and December 31, 2023 on foreign tax credits and certain state net operating losses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of September 30, 2024, are recognized as liabilities or generally are otherwise described in Note 13, "Commitments and Contingencies," to the consolidated financial statements included elsewhere herein. Our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 13 to the accompanying consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of Energy Operations Business related to the Benchmark Revolving Credit Facility are further described in Note 2 to the accompanying consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 9 to the accompanying consolidated financial statements.
Additional cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. At September 30, 2024, we had unrecognized tax benefits, as further described in Note 2 to the consolidated financial statements.
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
At September 30, 2024, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.

The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fees for the Benchmark Transaction was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility of approximately $82.7 million and a cash contribution of approximately $15.3 million from other investors in Benchmark, including McArron Partners. Refer to Note 2 to the accompanying consolidated financial statements for additional information regarding the Revolving Credit Facility.
On October 18, 2024 the Company acquired Deflecto for a purchase price of $103.7 million, which was funded with a combination of borrowings under the Deflecto Term Loan and from cash on hand. Refer to Note 1 to the accompanying consolidated financial statements for additional information.
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
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $374.2 million at September 30, 2024, compared to $403.2 million at December 31, 2023.
Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net cash provided (used) by:
Operating activities	$70,384	$(17,962)
Investing activities	(117,067)	8,617
Financing activities	66,577	66,351
Effect of exchange rates on cash and cash equivalents	65	(59)
Increase in cash and cash equivalents	$19,959	$56,947

Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Net loss including noncontrolling interests in subsidiaries	$(20,675)	$(6,570)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	21,735	10,152
Accretion of asset retirement obligation	620	—
Change in fair values Series A redeemable convertible preferred stock embedded derivatives and Series B warrants	—	(6,716)
Gain on exercise of Series B warrants	—	(1,525)
Compensation expense for share-based awards	2,530	2,324
Loss (gain) on foreign currency exchange	72	(25)
Change in fair value of equity securities	35,519	(18,783)
(Gain) loss on sale of equity securities	(28,861)	9,360
Unrealized gain on derivatives	(3,918)	—
Earnings on equity investment in joint venture	—	(3,375)
Deferred income taxes	(5,509)	(1,063)
Changes in assets and liabilities:
Accounts receivable	69,710	2,982
Inventories	(1,297)	1,847
Prepaid expenses and other assets	(3,373)	(1,395)
Accounts payable and accrued expenses	8,129	(5,623)
Royalties and contingent legal fees payable	(4,593)	597
Deferred revenue	295	(149)
Net cash provided by (used in) operating activities	$70,384	$(17,962)
Cash receipts from ARG's licensees totaled $90.9 million and $6.3 million for the nine months ended September 30, 2024 and 2023, respectively. Cash receipts from Printronix's customers totaled $23.8 million and $28.8 million for the nine months ended September 30, 2024 and 2023, respectively. Cash receipts from Benchmark's customers totaled $37.4 million for the nine months ended September 30, 2024. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the nine months ended September 30, 2024 was $70.4 million, compared to cash used in operations of $18.0 million in the comparable prior period. The increase in cash provided by operations was primarily due to net inflows from the total changes in assets and liabilities (refer to Working Capital discussion below), decrease in accounts receivable, increase in inventories, increase in prepaid expense and other assets, increase in accounts payable, decrease in royalties and contingent legal fees payable and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at September 30, 2024 decreased to $18.8 million, compared to $87.0 million at December 31, 2023, which was comprised of the changes in assets and liabilities presented above. The decrease is primarily due to change in accounts receivable and royalties and contingent legal fees payable, which is related to the timing of the cash receipts related to Intellectual Property Operations Business, partially offset by the increase in accrued expenses and other current liabilities related to our Energy Operations Business.

Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Patent acquisition	$(14,000)	$—
Purchases of equity securities	(15,544)	(8,678)
Sales of equity securities	57,854	15,198
Distributions received from equity investment in joint venture	—	2,249
Net purchases of property and equipment and additions to oil and gas properties	(145,377)	(152)
Net cash (used in) provided by investing activities	$(117,067)	$8,617
Cash outflows from investing activities for the nine months ended September 30, 2024 was $117.1 million, as compared to cash inflow of $8.6 million in the comparable prior period, primarily due to the acquisition of oil and gas properties in the Transaction and net cash inflows from our trading securities portfolio equity securities transactions and sale of Arix shares. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information regarding the Transaction. Refer to “Other Income/Expense – Equity Securities Investments” above and Note 3 to the consolidated financial statements elsewhere herein for additional information related to Life Sciences Portfolio.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Nine Months Ended September 30,
	2024	2023
	(In thousands)
Repurchase of common stock	$(7,303)	$—
Paydown of Senior Secured Notes	—	(60,000)
Contributions from noncontrolling interest	15,250	—
Borrowings on the Revolving credit facility	71,475	—
Paydown of Revolving Credit Facility	(12,000)	—
Dividend on Series A Redeemable Convertible Preferred Stock	—	(1,400)
Taxes paid related to net share settlement of share-based awards	(1,068)	(595)
Proceeds from Rights Offering	—	79,111
Proceeds from exercise of Series B warrants	—	49,000
Proceeds from exercise of stock options	223	235
Net cash provided by financing activities	$66,577	$66,351
Cash flows from financing activities for the nine months ended September 30, 2024 increased to $66.6 million, as compared to cash flow of $66.4 million in the comparable prior period, primarily due to contributions from noncontrolling interest related to the Revolution Transaction and net cash inflows from borrowings on the Benchmark Revolving Credit Facility partially offset by the repurchase of common stock. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information regarding the Revolution Transaction. Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information regarding the repurchase of common stock.
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
As of September 30, 2024 and December 31, 2023, the carrying value of our equity investments in public and private companies was $50.9 million and $99.8 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of September 30, 2024, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $1.4 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts. As of September 30, 2024, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 13 to the consolidated financial statements elsewhere herein for additional information.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
				(In thousands)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	676,775	$4.68	676,775	$16,833
September 1, 2024 - September 30, 2024	860,347	$4.72	860,347	$12,769
Total	1,537,122	$4.70	1,537,122
(1) On November 9, 2023, the Board approved a stock repurchase program (the “Repurchase Program”) for up to $20.0 million of the Company's common stock, subject to a cap of 5,800,000 shares of common stock. The Repurchase Program has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. Between October 1, 2024 and November 7, 2024, we repurchased a total of 1,470,172 shares at an average price per share of $4.61. Under the Repurchase Program as of November 7, 2024, we have repurchased a total of 3,007,294 shares at an average price per share of $4.65, and $6.0 million may yet be purchased under the Repurchase Program, subject to the aggregate cap for the Repurchase Program of 5,800,000 shares of common stock. Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Corporation adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
2.1^
Stock Purchase Agreement dated as of October 18, 2024, by and among Deflecto Holdco LLC, as Purchaser, Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the "Sellers"), Deflecto Acquisition, Inc. and the Sellers' Representative named therein (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 21, 2024)

10.1^
Amended and Restated Credit Agreement dated October 18, 2024, among Deflecto, LLC, as Borrower, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report 8-K filed on October 21, 2024)

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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: November 12, 2024	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: November 12, 2024	/s/ Kirsten Hoover
By: Kirsten Hoover
Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)