Form 10-K
period 2024-12-31
ACACIA RESEARCH CORP
filed 2025-03-17
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $193,500,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 12, 2025, 96,086,040 shares of common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ACACIA RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2024
i

PART I
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Annual Report on Form 10-K are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Annual Report on Form 10-K, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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
•Any inability of our operating businesses to execute in their business strateg(ies) and adverse developments in their results of operations;
•Facts that are not revealed in the due diligence process in connection with new acquisitions;
•Changes to our relationship with Starboard Value LP;
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
•Oil or natural gas production becoming uneconomic, causing write downs or adversely affecting our Energy Operations Business’ ability to borrow;
•Inflationary pressures, supply chain disruptions or labor shortages as well as the impact of tariffs and trade policy;
•Our Energy Operations Business’ ability to replace reserves and efficiently develop current reserves;
•Material inaccuracies in reserve estimates or underlying assumptions;
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
•Changes in the Company’s credit ratings; and
•Events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics, and other similar events.
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

GLOSSARY OF CERTAIN OIL AND GAS AND RELATED TERMS
The following are abbreviations and definitions of certain terms commonly used in the oil and gas industry and included within this Annual Report on Form 10-K:
Bbl.    One stock tank barrel, or 42 U.S. gallons liquid volume, used in reference to oil or other liquid hydrocarbons.
Bcf.    One billion cubic feet of natural gas.
Boe.    Barrels of oil equivalent determined using the ratio of one Bbl of crude oil, condensate or NGL to six Mcf of natural gas.
CGA.    Cawley, Gillespie & Associates, Inc., independent petroleum engineers.
Developed acreage. The number of acres that are allocated or assignable to productive wells.
G&A.    General and administrative.
GAAP.    Accounting principles generally accepted in the U.S.
GHG.    Greenhouse gas.
Hydraulic fracturing.    A technology involving the injection of fluids, which typically include small amounts of several chemical additives and sand, into a wellbore under high pressure in order to create fractures in the formation that allow oil or natural gas to flow more freely to the wellbore.
MBbl.    One thousand barrels of oil or other liquid hydrocarbons.
MBoe.    One thousand barrels of oil equivalent.
Mcf.    One thousand cubic feet of natural gas.
MMcf.    One million cubic feet of natural gas.
Net Acres or Net Wells.    The sum of the fractional working interest owned in gross acres or gross wells expressed in whole numbers and fractions of whole numbers.
NGLs.    Natural gas liquids.
NYMEX.        New York Mercantile Exchange.
Producing well, or productive well. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of the well’s production exceed production-related expenses and taxes.
Proved developed behind-pipe reserves.    Quantities of proved developed reserves expected to be recovered from zones in existing wells that will require additional completion work or future re-completion before start of production with minor cost to access these reserves. In all cases, production can be initiated or restored with relatively low expenditure compared to the cost of drilling a new well.
Proved developed reserves.    Reserves that can be expected to be recovered: (1) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (2) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.
Proved developed non-producing reserves. Quantities of proved developed reserves expected to be recovered from (i) completion intervals that are open at the time of the estimate but which have not yet started producing, (ii) wells which were shut-in for market conditions or pipeline connections, (iii) wells not capable of production for mechanical reasons or (iv) zones in existing wells that will require additional completion work or future re‑completion before start of production with minor cost to access these reserves, in each case, which production can be initiated or restored with relatively low expenditure compared to the cost of drilling a new well. While not a requirement for disclosure under SEC regulations, proved developed non-producing reserves have been sub-classified and calculated by CGA in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.
Proved developed producing reserves. Quantities of proved developed reserves expected to be recovered from completion intervals that are open and producing at the effective date of the estimate. Improved recovery reserves are considered producing only after the improved recovery project is in operation. While not a requirement for disclosure under SEC regulations, proved developed producing reserves have been sub-classified and calculated by CGA in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers.
Proved reserves.    Those quantities, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions and operating methods prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time.
Proved undeveloped reserves.    Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence exists that establishes reasonable certainty of economic producibility at greater distances. Undrilled locations can be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless the specific circumstances justify a longer time. Under no circumstances shall estimates for proved undeveloped reserves be attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual projects in the same reservoir or an analogous reservoir, or by other evidence using reliable technology establishing reasonable certainty.
SEC.    Securities and Exchange Commission.
Undeveloped acreage.    Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas, regardless of whether such acreage contains proved reserves. Undeveloped acreage usually considered to be all acreage that is not allocated or assignable to productive wells.
WTI.    West Texas Intermediate, a light sweet blend of oil produced from fields in western Texas and is a grade of oil used as a benchmark in oil pricing.
ITEM 1. BUSINESS
General
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or “our”) is a disciplined value-oriented acquirer and operator of businesses across public and private markets and industries including but not limited to the industrial, energy and technology sectors. We acquire businesses with a view towards strong free cash flow generation and with an ability to scale where we can tap into our deep industry relationships, significant capital base, and transaction expertise to materially improve performance. We are focused on sourcing, execution, and improvement. We find unique situations, bring a flexible and creative approach to transacting, and relationships and expertise to drive continual improvement in operating performance. We approach transactions as business owners and operators rather than purely as financial investors and we believe it is our differentiator for creating long-term value for shareholders and partners. We define value through free cash flow generation, book value appreciation, and stock price growth. These are the pillars of the Acacia story.
Acacia creates value by building relationships and providing transaction expertise to create acquisition opportunities where we can meaningfully improve performance. We focus on identifying, pursuing, and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value of the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex situations where we believe value is not fully recognized, the value of certain operations is masked by a diversified business mix, or where private ownership has not invested the capital and/or resources necessary to support long-term value. Through our public market activities, we aim to initiate strategic block positions in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such as special purpose acquisition companies, which are narrowly focused on completing one singular, defining acquisition.
We adhere closely to our philosophy of building strong and like-minded relationships with business leaders and, importantly, finding opportunities to make our return owning a business, rather through selling a business.
We run several different valuation models and metrics when we evaluate a business. One metric we rely heavily on is the durability and scalability of a target’s annual earnings stream, rather than its ‘exit year’ earnings, and the impact of these earnings on our income statement. Specifically, we underwrite to an acceptable range of unlevered and levered earnings yields, relative to the purchase price of the business and related equity required to fund the acquisition.
It is distinct from the ‘leveraged buyout model’ where the purchase price is heavily financed with a credit package, enabling small enhancements to earnings, and potential valuation multiple expansion, to generate returns. Both models work, as private equity has shown; however, in the private equity model the gains are heavily back weighted and thus carry a higher discount rate and incremental leverage risk. Our model, instead, targets similar returns without requiring an exit event for the business to generate those returns.
When we acquire a business at a ‘good multiple’, it means that we believe we are acquiring an attractive earnings stream relative to the price we paid to acquire that business, and that we believe there is an inherent valuation benefit relative to where similarly situated assets might trade in the market. We approach our acquisitions as long-term owners, though in our evaluation of capital allocation opportunities we may, from time to time, sell a business we own.
As part of our operating philosophy, we endeavor, through our strong network of operating partners, to enhance the values of businesses we acquire, driving both the ability to generate incremental earnings and potentially enhancing a company’s valuation multiple. Our focus is companies with total enterprise value of $1 billion or less, however, we may pursue larger acquisitions under the right circumstances. Broadly speaking, our potential acquisition targets are founder-owned or privately controlled businesses, entire public companies or carve-outs of specific segments, which show a path to consistent profitability, free cash flow generation, and higher risk-adjusted return expectations. We buy businesses to create platforms. We grow them organically and through M&A, with a clear focus on free cash flow generation and defined expectations on return on invested capital. Acacia then has the optionality to grow and reinvest free cash flow or look to monetize and build new platforms. The Company remains focused on acquiring and building businesses that have stable cash flow generation with an ability to scale, while retaining the flexibility to make opportunistic acquisitions with high risk-adjusted return characteristics.
We believe the Company has the potential to develop advantaged opportunities due to its:
•experienced management team, which has spearheaded robust book value per share growth, with compensation tied to this metric to ensure alignment with shareholders;
•disciplined focus on identifying opportunities where the Company can be an advantaged buyer, initiate a transaction opportunity spontaneously, avoid a traditional sale process and complete the purchase of a business, division or other asset at an attractive price;
•deep and experienced operating executive network which supports sourcing and evaluation of acquisition opportunities;
•significant resources and the flexibility to take advantage of uncertain environments and dislocated situations;

•willingness to invest across industries and in off-the-run, often misunderstood assets that suffer from a complexity discount;
•relationships and partnership abilities across functions and sectors; and
•strong expertise in corporate governance and operational transformation.
We regularly evaluate potential value-accretive opportunities to acquire new businesses, where our research, execution and operating partners can drive attractive earnings and book value per share growth. Our long-term focus positions our businesses to navigate economic cycles and allows sellers and other counterparties to have confidence that a transaction is not dependent on achieving the types of performance hurdles demanded by private equity sponsors. We consider opportunities based on the attractiveness of the underlying cash flows, without regard to a specific fund life or investment horizon.
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
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (together with certain funds and accounts affiliated with, or managed by, Starboard Value LP, “Starboard”), the Company’s controlling shareholder, expands our sourcing and operating network and resources; and enhances our access to operating partners and industry experts with whom we evaluate potential acquisition opportunities, which enhances the oversight and value creation of our businesses. Starboard provides ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities.
Recapitalization
On October 30, 2022, the Company entered into a Recapitalization Agreement (the “Recapitalization Agreement”) with Starboard and certain funds and accounts affiliated with, or managed by, Starboard (collectively, the “Investors”), pursuant to which, among other things, the Company and Starboard agreed to enter into a series of transactions (the “Recapitalization”) to restructure Starboard’s investments in the Company in order to simplify the Company’s capital structure. Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions related to the Series A Redeemable Convertible Preferred Stock in connection with the Recapitalization, including submitting a proposal for stockholder approval to remove the “4.89% blocker” provision contained in the Company’s Amended and Restated Certificate of Designations (the “Amendment to the Amended and Restated Certificate of Designations”). The Company’s stockholders approved the Amendment to the Amended and Restated Certificate of Designations at the Company’s annual meeting of stockholders held on May 16, 2023, which became effective on June 30, 2023.
Subsequently, and in accordance with the terms contained in the Second Amended and Restated Certificate of Designations and the Recapitalization Agreement, on July 13, 2023, Starboard converted an aggregate amount of 350,000 shares of Series A Convertible Preferred Stock of the Company, par value $0.001 per share (the “Series A Redeemable Convertible Preferred Stock”) into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends (the “Preferred Stock Conversion”). Further to the terms of the Recapitalization Agreement and in accordance with the terms of the Company’s Series B Warrants (the “Series B Warrants”), on July 13, 2023, Starboard also exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock (the “Series B Warrants Exercise” and, together with the Preferred Stock Conversion, the “Recapitalization Transactions”), the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (as described further in Note 12, the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million. No shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding. Refer to Note 12 to the consolidated financial statements for a detailed description of the Recapitalization and the Recapitalization Transactions.
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
Core Corporate Development and Investment Approach
Going forward, we will continue to focus on creating transactions where we are able to acquire operating businesses and strategic assets that we believe are undervalued. Our expertise in, and experience with, complex situations enable us to discover and structure opportunities that are attractive for our shareholders and the leadership of the businesses we purchase. We utilize our capabilities across Research, Transactions and Execution, and Operations and Management to drive the discovery, investment, acquisition and integration of such target opportunities. We also retain the flexibility to make opportunistic acquisitions with higher risk-adjusted return characteristics and unlock value in long-hold, non-core or complex situations.
Research
We seek to identify companies, both public and private, at an appreciable discount to intrinsic value. We have a broad mandate, with a particular interest in businesses operating in the industrial, energy, and technology sectors.
Our team is focused on identifying acquisition opportunities across the public and private markets where we are positioned to generate enduring shareholder value. Overall, we believe our acquisition pipeline is robust and is a product of our public market research expertise, as well as our private market sourcing process.
The success of our strategy depends on our ability to properly identify acquisition candidates. Our research process focuses on, though is not limited to, the following considerations:
•completing substantial and detailed fundamental research, both internally and in conjunction with third parties;
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
Public Market Acquisitions
Acacia is focused on acquiring businesses across the public market landscape. We believe we are uniquely positioned to catalyze change within companies where we have developed, alongside our industry advisors, a differentiated view of the value creation opportunity within a given business. We evaluate public companies as currently constructed today, free of historical strategic decisions made with regard to the target in question. This approach empowers us to unlock value through, but not limited to, identifying opportunities for improved execution, identifying opportunities where the sum-of-the-parts may be greater than the whole, and acquiring non-core strategic assets.
Once we identify a favorable public market acquisition opportunity, we may purchase a strategic block of shares in the target company. From that point, the process of consummating a transaction or acquisition can be time-consuming and complex, taking months if not a year or longer to complete.
During that time, we will continue to leverage our management team’s experience and expertise in researching and valuing prospective target businesses, as well as negotiating the ultimate acquisition of such target businesses. We will also leverage the extensive networks of our operating partners, who are essential partners in identifying and executing acquisitions and supporting value creation.
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
Our Operations
Intellectual Property Operations - Patent Licensing, Enforcement and Technologies Business
We invest in intellectual property (“IP”) and engage in the licensing and enforcement of patented technologies, in each case through our wholly-owned subsidiary Acacia Research Group LLC and its wholly owned subsidiaries. Through our Patent Licensing, Enforcement and Technologies Business, we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright.

On a consolidated basis, we currently own or control the rights to multiple patent portfolios, including U.S. patents and certain foreign counterparts, which cover technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own. While we partner from time to time with inventors and patent owners, ranging in size and including large corporations, we control and assume all responsibility in pursuing patent licensing and enforcement programs, and for the related operating expenses. When applicable, we share licensing revenue, net of costs, with our patent partners after we have achieved our agreed upon minimum return threshold. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
We did not acquire any new patent portfolios in calendar years 2024, 2023 and 2022. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of December 31, 2024, across nearly 200 patent portfolio licensing and enforcement programs. As of December 31, 2024, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $881.0 million to our patent partners. During the past five calendar years ending on December 31, 2024, we generated gross licensing revenue of approximately $234.0 million and returned approximately $91.2 million to our patent partners.
As attractive opportunities become available, we remain open to opportunistically deploying additional capital into the IP business in the future, consistent with our mission to maximize value for shareholders. Our team is made up of well-respected leaders in the IP space, and intellectual property owners actively seek us out as a partner.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information concerning our Patent Licensing, Enforcement and Technologies business.
Energy Operations Business
Our Energy Operations Business consists of the Company’s approximately 73.5% interest in Benchmark Energy II, LLC (“Benchmark”). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company focused on the acquisition, production and development of operated and non-operated oil and natural gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring and seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
Benchmark’s current position is concentrated in the Anadarko Basin region of Western Oklahoma and the Texas panhandle. As of December 31, 2024, Benchmark’s operated assets consisted of 551 gross (472 net) operated wells, and its non-operated assets consisted of an average working interest of 13% in 64 gross (8 net) productive wells including the assets acquired in the Revolution Transaction (as defined below). Production from Benchmark’s operated and non-operated wells during the year ended December 31, 2024 totaled 1,680 Mboe, or an average of 4.6 Mboe per day.
Acquisitions
On November 13, 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Prior to Benchmark’s acquisition of the Revolution assets in April 2024, Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 135 gross (89 net) wells, the majority of which are operated.
On April 17, 2024, Benchmark consummated the transaction contemplated in the Purchase and Sale Agreement (the “Revolution Purchase Agreement”), dated February 16, 2024, by and among Benchmark and Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC (collectively, “Revolution”). Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 528 gross (423 net) operated and non-operated wells (such purchase and sale, together with the other transactions contemplated by the Revolution Purchase Agreement, the “Revolution Transaction”) for a purchase price of $145 million in cash (the “Revolution Purchase Price”), subject to customary post-closing adjustments.
The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fee was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility (as defined in Note 11 to the consolidated financial statements contained elsewhere herein) and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing of the Revolution Transaction, the Company’s interest in Benchmark is approximately 73.5%.
Development
In connection with our investment in Benchmark in November 2023 and Benchmark’s subsequent acquisition of the Revolutions assets in 2024, we commenced an evaluation of the development potential of Benchmark’s undrilled assets. Benchmark had not adopted a long-term development plan as of December 31, 2024 or 2023 and, in accordance with SEC rules, its undrilled assets could not be classified as having proved undeveloped reserves for such periods. As a result, Benchmark’s estimated net proved reserves at December 31, 2024 and 2023 consist entirely of proved developed reserves.
With respect to its non-operated assets, Benchmark engages in oil and natural gas development by participating on a proportionate basis alongside third-party interests in wells drilled and completed in spacing units that include its acreage. Benchmark relies on the operator of its non-operated assets to propose, permit and initiate the drilling and completion of wells. The Company and Benchmark assess each drilling and completion opportunity on a case-by-case basis and participate in wells that are expected to meet a desired rate of return based upon estimates of recoverable oil and natural gas reserves, anticipated oil and natural gas prices, the expertise of the operator, and the anticipated completed well cost from each project, as well as other factors.
Marketing and Customers
Benchmark generally utilizes external third-party marketing agencies to manage its commodities marketing activities for its operated production, and relies on its operating partners to market and sell oil and natural gas produced from wells in which it has a non-operated interest. In connection with such activities, its operators coordinate the transportation of its oil and natural gas production from its wells to appropriate pipelines pursuant to arrangements that they negotiate and maintain with various parties purchasing the production. We understand that Benchmark’s operating partners generally sell its production to a variety of purchasers at prevailing market prices under separately negotiated contracts. The price at which Benchmark’s production is sold is generally tied to the spot market for oil or natural gas. The price at which Benchmark’s oil production is sold typically reflects a discount to the WTI benchmark price. This differential primarily represents the transportation costs in moving the oil from wellhead to refinery and will fluctuate based on availability of pipeline, rail and other transportation methods. The price at which our natural gas production is sold may reflect either a discount or premium to the NYMEX benchmark price.
Seasonality
Generally, but not always, the demand and price levels for natural gas increase during winter and decrease during summer. To lessen seasonal demand fluctuations, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and forward purchase some of their anticipated winter requirements during the summer. However, increased summertime demand for electricity can place increased demand on storage volumes. Demand for oil and heating oil is also generally higher in the winter and the summer driving season, although oil prices are affected more significantly by global supply and demand. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations. Certain of our drilling, completion and other operations are also subject to seasonal limitations where equipment may not be available during periods of peak demand or where weather conditions and events result in delayed operations. See “Risk Factors—Risks Related to our Operations—Currently, our Energy Operations Business is concentrated in the Anadarko basin, making it vulnerable to risks associated with operating in a limited number of geographic areas.”
Refer to Item 2. “Properties” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about our Energy Operations.

Industrial Operations Business
In October 2021, we acquired Printronix Holding Corp. (“Printronix”). Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. Printers consist of hardware and embedded software and may be sold with maintenance service agreements, which are serviced by outside contractors. Printronix’s line matrix printers are used for mission critical applications within these industries, including labeling and inventory management, build sheets, invoicing, manifests and bills of lading, and reporting. In China, India and other developing countries in Asia and Africa, our printers are also prevalent in the banking and government sectors. Printronix has manufacturing, configuration and/or distribution sites located in Malaysia, the United States, Singapore, China and the Netherlands, along with sales and support locations around the world to support its global network of users, channel partners, and strategic alliances. Consumable products include inked ribbons which are used within Printronix’s printers. Printronix’s products are primarily sold through Printronix’s global network of channel partners, such as dealers and distributors, to end‐users. This acquisition was made at what we believe to be an attractive purchase price, and we are now supporting existing management in its execution of strategic partnerships to generate growth.
We are supporting Printronix as it transitions its business mix from lower-margin printer sales to higher-margin consumable products including ink cartridges and specialty ribbons. Printronix’s dual hardware and consumables business model, combined with a streamlined operating structure, represents a steady source of cash flow for Acacia. The Printronix team is focused on topline initiatives and reducing G&A, and we expect Printronix to continue to generate free cash flow on an annual basis.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional Industrial Operations information.
Manufacturing Operations Business
On October 18, 2024, Deflecto Holdco LLC (“Deflecto Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”), pursuant to that certain Stock Purchase Agreement (the “Deflecto Stock Purchase Agreement”) entered into on the same day with Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the “Deflecto Sellers”), Deflecto and the Sellers’ Representative named therein. Pursuant to the Deflecto Stock Purchase Agreement, Deflecto Purchaser purchased all of the issued and outstanding equity interests of Deflecto, upon the terms and subject to the conditions of the Deflecto Stock Purchase Agreement (such purchase and sale, together with the other transactions contemplated by the Deflecto Stock Purchase Agreement, the “Deflecto Transaction”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC, and office markets. The Deflecto Transaction closed simultaneously with the execution of the Deflecto Stock Purchase Agreement on October 18, 2024. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Deflecto Purchaser against certain claims, losses and liabilities. The Company’s consolidated financial statements include Deflecto’s consolidated operations from October 18, 2024 through December 31, 2024. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional Manufacturing Operations information.
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of December 31, 2024, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at December 31, 2024. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the consolidated financial statements elsewhere herein for more information
Competition
We face intense competition in identifying, evaluating and executing strategic acquisitions from other entities with similar business objectives, including private equity groups and operating businesses seeking strategic acquisitions. We compete with financial firms, corporate buyers and others looking to invest in strategic opportunities. These competitors may have greater financial and human capital resources than we have.
Additionally, our Patent Licensing, Enforcement and Technologies Business faces intense competition in identifying, evaluating and executing strategic acquisitions from other entities with similar business objectives. We compete with financial firms, corporate buyers and others investing in strategic opportunities and acquiring IP. Additionally, universities and other technology sources compete with us as they seek to develop and commercialize technologies and may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions. These competitors may have greater financial and human capital resources than we have. We may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently or in the future may rely upon to generate future revenue.
Our Energy Operations Business faces intense competition in identifying, evaluating, and executing attractive oil and gas asset acquisitions from other entities with similar business objectives, including major and independent oil and natural gas companies and private equity groups. Our Energy Operations Business also competes for drilling rigs and other equipment and labor required to drill, complete, operate and develop its properties. Competitors in the Energy Operations sector may have substantially greater financial resources, staff, facilities and other resources. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than our Energy Operations Business, which could adversely affect its competitive position. These competitors may be willing and able to pay more for drilling rigs, leasehold and mineral acreage and productive oil and natural gas properties and may be able to identify, evaluate, bid for and purchase a greater number of properties and prospects than our Energy Operations Business can. The oil and natural gas industry also competes with other energy-related industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.
Information Security
We are highly dependent on information and operation technology networks and systems to securely process, transmit and store electronic information. Cyberattacks on such systems continue to grow in frequency, complexity and sophistication. These attacks can create system disruptions, shutdowns or unauthorized disclosure of confidential information, including non-public personal information, consumer data and proprietary business information.
We remain focused on making strategic investments in information security to protect information and operation technology systems of our operating subsidiaries and unconsolidated affiliates. This includes both capital expenditures and operating expenses on hardware, software, personnel and consulting services. As the primary products and services of our operating subsidiaries and unconsolidated affiliates evolve, we apply a comprehensive approach to the mitigation of identified security risks. We have established risk management policies, including those related to information security and cybersecurity, designed to monitor and mitigate such risks.
Title to Oil and Natural Gas Properties
It is customary in the oil and natural gas industry to make only a preliminary review of title to undeveloped oil and natural gas leases at the time they are acquired and to obtain more extensive title examinations when preparing to develop the undeveloped leases and when acquiring producing properties. In future acquisitions, our Energy Operations Business will conduct title examinations on material portions of such properties in a manner generally consistent with industry practice. Certain of our Energy Operations Business oil and natural gas properties may be subject to certain imperfections in title, encumbrances, easements, servitudes or other restrictions, none of which, in management’s opinion, will in the aggregate materially restrict its operations.
Regulation - Environment, Health and Safety
Regulation of Oil and Natural Gas Exploration and Production

Exploration and production operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled and the unitization or pooling of oil and gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The laws and regulations limit the amounts of oil and natural gas we can produce from our wells as well as the number of wells, and the locations where, we can drill. Because these laws and regulations are often amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and gas industry often increases the cost of doing business and, consequently, affects our profitability. These laws and regulations, however, do not affect us differently than others in the industry.
Regulation of Natural Gas Marketing, Gathering and Transportation
Federal legislation and regulatory controls have historically affected the price of the natural gas we produce and the manner in which our production is transported and marketed. Under the U.S. Natural Gas Act of 1938 (the “NGA”), the U.S. Natural Gas Policy Act of 1978 (the “NGPA”) and the regulations promulgated under those statutes, the U.S. Federal Energy Regulatory Commission (the “FERC”) regulates the interstate sale for resale of natural gas and the transportation of natural gas in interstate commerce, although facilities used in the production or gathering of natural gas in interstate commerce are generally exempted from FERC jurisdiction. However, natural gas prices for all “first sales” of natural gas, which definition covers all sales of our own production, are not subject to price regulation. In addition, the FERC granted to all producers such as us a “blanket certificate of public convenience and necessity” authorizing the sale of natural gas for resale without further FERC approvals. As a result of this policy, all of our produced natural gas is sold at market prices, subject to the terms of any private contracts that may be in effect. Under the provisions of the Energy Policy Act of 2005 (“2005 Act”), the NGA was amended to prohibit any forms of market manipulation in connection with the purchase or sale of natural gas. Pursuant to the 2005 Act, the FERC established regulations intended to increase natural gas pricing transparency by, among other things, requiring market participants to report their gas sales transactions annually to the FERC. The 2005 Act also significantly increased the penalties for violations of the NGA and NGPA and the FERC’s regulations. The current maximum penalty is approximately $1.6 million per day per violation.
Under the NGPA, natural gas gathering facilities are expressly exempt from FERC jurisdiction. What constitutes “gathering” under the NGPA has evolved through FERC decisions and judicial review of such decisions. We believe that our gathering and production facilities meet the test for non-jurisdictional “gathering” systems under the NGPA and that our facilities are not subject to federal regulations. Although exempt from FERC oversight, our natural gas gathering systems and services may receive regulatory scrutiny by state and federal agencies regarding the safety and operating aspects of the transportation and storage activities of these facilities.
Our natural gas sales prices continue to be affected by intrastate and interstate gas transportation regulation because the cost of transporting the natural gas once sold to the consuming market is a factor in the prices we receive. The rates and terms for access to natural gas pipeline transportation services are subject to extensive regulation. The FERC’s regulations require, among other things, that interstate natural gas pipelines provide firm and interruptible transportation service on an unbundled, open access, and non-discriminatory basis, provide internet access to current information about available pipeline capacity and other relevant information, and permit pipeline shippers under certain circumstances to release contracted transportation and storage capacity to other shippers, thereby creating secondary markets for such services. The rates for such transportation and storage services are subject to the FERC’s ratemaking authority, and the FERC exercises its authority by applying cost-of-service principles to limit the maximum and minimum levels of tariff-based recourse rates. However, it also allows for the negotiated rates as an alternative to cost-based rates and may grant market-based rates in certain circumstances, typically with respect to storage services. The FERC regulations also restrict interstate natural gas pipelines from sharing transportation or customer information with marketing affiliates and require that the transmission function personnel of interstate natural gas pipelines operate independently of the marketing function personnel of the pipeline or its affiliates. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities. Similarly, we cannot predict what proposals, if any, that affect the oil and natural gas industry might actually be enacted by the U.S. Congress or the various state legislatures and what effect, if any, such proposals might have on us. Further, we cannot predict whether the recent trend toward federal deregulation of the natural gas industry will continue or what effect future policies will have on our sale of gas.
Federal Regulation of Swap Transactions
Our Energy Operations Business uses derivative financial instruments such as collar, swap and basis swap agreements to attempt to manage price risk due to the impact of changes in commodity prices on its operating results and cash flows. The Commodity Exchange Act provides the U.S. Commodity Futures Trading Commission (the “CFTC”) with jurisdiction to regulate the over-the-counter (“OTC”) derivatives market (which includes the sorts of financial instruments used by our Energy Operations Business) and participants in that market. We endeavor to ensure that Benchmark’s OTC derivatives transactions comply with applicable CFTC regulations. Although the CFTC does not currently require the clearing of OTC commodity derivatives transactions of the types that Benchmark uses, we believe that Benchmark’s use of swaps to hedge against changes in commodity prices qualifies it as a commercial end‑user, which would exempt it from a future requirements to centrally clear its commodity swaps. Nevertheless, future changes in CFTC regulations could increase the cost of entering into derivative contracts, limit the availability of derivatives to protect against risks that Benchmark encounters, reduce Benchmark’s ability to monetize or restructure our existing derivative contracts and increase Benchmark’s exposure to less creditworthy counterparties. If Benchmark reduces its use of swaps, results of operations of our Energy Operations Business may become more volatile and its cash flows may be less predictable.
Federal Regulation of Petroleum
Sales of crude oil and NGLs are not regulated and are made at market prices. However, the price received from the sale of these products is affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines, which are regulated by the FERC under the Interstate Commerce Act (“ICA”). The FERC requires that pipelines regulated under the ICA file tariffs setting forth the rates and terms and conditions of service and that such service not be unduly discriminatory or preferential.
The FERC’s regulations provide for an indexing system for ICA-regulated rates by which the carrier makes annual adjustments based on the rate of inflation, subject to maximum ceiling and other conditions and limitations. These adjustments may increase or decrease the cost of transporting crude oil and NGLs by interstate pipeline. In 2020, the FERC established the new adder for calculating the ceiling for crude oil and liquids pipeline rates subject to indexing, establishing an index level of Producer Price Index for Finished Goods plus 0.78 percent for the five-year period commencing July 1, 2021. On rehearing, the FERC subsequently reduced the adder to minus 0.21 percent, but this action was vacated on appeal to the U.S. Court of Appeals
Environmental and Safety Regulations
General. We are subject to extensive and stringent federal, state and local laws and regulations governing the protection of the environment. These laws and regulations can change, restrict or otherwise impact our operations, including our Energy Operations, in many ways, including the handling or disposal of waste material, planning for future activities to avoid or mitigate harm to threatened or endangered species, and requiring the installation and operation of emissions or pollution control equipment. Existing environmental laws and regulations could be revised or reinterpreted, including by the Trump administration, which introduces further uncertainty as to our compliance obligations. The overturning of the Chevron doctrine on June 28, 2024 by the U.S. Supreme Court, which had provided for deference in certain cases to the relevant federal agency with regard to the interpretation of federal regulations, has introduced additional uncertainty going forward regarding existing and future federal regulations. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Permits are required for the operation of our various facilities. These permits can be revoked, modified or renewed by issuing authorities. Governmental authorities enforce compliance with their regulations through fines, injunctions or both. Regulations can increase the cost of planning, designing, installing and operating, and can affect the timing of installing and operating, oil and natural gas facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities and potential suspension or cessation of operations under certain conditions related to environmental considerations or compliance issues are part of oil and natural gas production operations. We can provide no assurance that we will not incur significant costs and liabilities. Also, it is possible that other developments, such as stricter environmental laws and regulations and claims for damages to property or persons resulting from oil and natural gas production could result in substantial costs and liabilities to us.

Solid and Hazardous Waste. Benchmark currently owns or leases, and has in the past owned or leased, numerous properties that were used for the production of oil and natural gas for many years. Although operating and disposal practices that were standard in the industry at the time may have been utilized, it is possible that hydrocarbons or other wastes may have been disposed of or released on or under the properties currently owned or leased by Benchmark. State and federal laws applicable to oil and gas wastes and properties have become stricter over time. Under these increasingly stringent requirements, Benchmark could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators), clean up contamination (including groundwater contamination by prior owners or operators) or perform plugging operations to prevent future contamination.
Benchmark generates some wastes that are hazardous wastes subject to the Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes, as well as wastes that are exempt from such regulation. The U.S. Environmental Protection Agency (the “EPA”) limits the disposal options for certain hazardous wastes. It is possible that certain wastes currently exempt from regulation as hazardous wastes may in the future be designated as hazardous wastes under RCRA or other applicable statutes. In the future, our Energy Operations Business could be subject to more rigorous and costly disposal requirements than we encounter today.
Superfund. The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, and comparable state laws and regulations impose liability, without regard to fault or the legality of the original conduct, on certain persons with respect to the release of hazardous substances into the environment. These persons include the current and past owners and operators of a site where the release occurred and any party that treated or disposed of or arranged for the treatment or disposal of hazardous substances found at a site. Under CERCLA, such persons may be subject to joint and several strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA also authorizes the EPA, and in some cases, private parties, to undertake actions to clean up such hazardous substances, or to recover the costs of such actions from the responsible parties. In addition, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of business, Benchmark has used materials and generated wastes and will continue to use materials and generate wastes that may fall within CERCLA’s hazardous substances definition. Benchmark may also be an owner or operator of sites on which hazardous substances have been released. As a result, Benchmark may be responsible under CERCLA for all or part of the costs to clean up sites where such substances have been released.
Oil Pollution Act. The Oil Pollution Act of 1990 (the “OPA”) and implementing regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the U.S. The term “waters of the U.S.” has been broadly defined to include some inland water bodies, including wetlands and intermittent streams. The OPA assigns joint and several strict liability to each responsible party for oil removal costs and a variety of public and private damages. The OPA also imposes ongoing requirements on operators, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. We believe that we are in substantial compliance with the OPA and related federal regulations to the extent applicable to our operations.
Endangered Species Act. The Endangered Species Act (the “ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (the “FWS”) may designate critical habitat and suitable habitat areas it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, to bald and golden eagles under the Bald and Golden Eagle Protection Act, and to certain species under state law. We conduct operations in areas where certain species are currently listed as threatened or endangered, or could be listed as such, under the ESA. Operations in areas where threatened or endangered species or their habitat are known to exist may require us to incur increased costs to implement mitigation or protective measures and also may restrict or preclude our drilling activities in those areas or during certain seasons, such as breeding and nesting seasons.
New listing petitions continue to be filed with the FWS which could impact our Energy Operations Business. Many non-governmental organizations (“NGOs”) work closely with the FWS regarding the listing of many species, including species with broad and even nationwide ranges. The increase in endangered species listings may limit our ability to explore for or produce oil and gas in certain areas or cause us to incur additional costs.

Clean Water Act. The Federal Water Pollution Control Act (the “Clean Water Act”) and implementing regulations, which are primarily executed through a system of permits, also govern the discharge of certain pollutants into waters of the U.S. Sanctions for failure to comply strictly with the Clean Water Act are generally resolved by payment of fines and correction of any identified deficiencies. However, regulatory agencies could require us to cease construction or operation of certain facilities or to cease hauling wastewater to facilities owned by others that are the source of water discharges to resolve non-compliance. We believe that we substantially comply with the applicable provisions of the Clean Water Act and related federal and state regulations.
Clean Air Act. Our operations are subject to the federal Clean Air Act (the “Clean Air Act”) and comparable local and state laws and regulations to control emissions from sources of air pollution. Federal and state laws require new and modified sources of air pollutants to obtain permits prior to commencing construction. Major sources of air pollutants are subject to more stringent, federally imposed requirements including additional permitting requirements. Federal and state laws designed to control toxic air pollutants and greenhouse gases might require installation of additional controls. Payment of fines and correction of any identified deficiencies generally resolve any failures to comply strictly with air regulations or permits. However, in the event of non-compliance, regulatory agencies could also require us to cease construction or operation of certain facilities or to install additional controls on certain facilities that are air emission sources. We believe that we substantially comply with applicable emission standards and permitting requirements under local, state and federal laws and regulations.
Some of our producing wells and associated facilities are subject to restrictive air emission limitations and permitting requirements, which have added costs and caused delays in operations. For additional information, please read “Risk Factors—Risks related to our Energy Operations Business and Industry” in Item 1A.
If we are unable to comply with air pollution regulations or to obtain permits for emissions associated with our operations, we could be required to forego or implement modifications to certain operations. These regulations may also increase compliance costs for some facilities we own or operate, and result in administrative, civil or criminal penalties for noncompliance. Obtaining permits may delay the development of our oil and natural gas projects, including the construction and operation of facilities.
Safe Drinking Water Act. The Safe Drinking Water Act (“SDWA”) and comparable local and state provisions restrict the disposal, treatment or release of water produced or used during oil and natural gas development. Subsurface placement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state’s oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.
Hydraulic Fracturing. Substantially all of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and natural gas wells. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the U.S. federal, state and local levels have been initiated to render permitting and compliance requirements more stringent for hydraulic fracturing or to restrict or prohibit the activity altogether. States in which we operate also have adopted, or have stated intentions to adopt, laws or regulations that mandate further restrictions on hydraulic fracturing, such as imposing more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations and establishing standards for the capture of air emissions released during hydraulic fracturing. In addition to state measures, local land use restrictions, such as city ordinances, may restrict drilling in general or hydraulic fracturing in particular. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and natural gas production activities using hydraulic fracturing techniques, which could have an adverse effect on oil and natural gas production activities, including operational delays or increased operating costs in the production of oil and natural gas, or could make it more difficult to perform hydraulic fracturing.
At the federal level, the EPA conducted a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, and concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. This study and other studies that may be undertaken by the EPA or other federal agencies could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other statutory and regulatory mechanisms. A number of federal agencies are analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing practices.

Our inability to locate sufficient amounts of water, or to dispose of or recycle water used or produced in our exploration and production operations, could adversely impact our operations. For water sourcing, we first seek to use non-potable water supplies, or recycled produced water for our operational needs. In certain areas, there may be insufficient water available for drilling and completion activities. Water must then be obtained from other sources and transported to the drilling site. Our operations in certain areas could be adversely impacted if we are unable to secure sufficient amounts of water or to dispose of or recycle the water used in our operations. The imposition of new environmental and other regulations, as well as produced water disposal well limits or moratoriums in areas of seismicity, could further restrict our ability to conduct operations such as hydraulic fracturing by restricting the disposal of waste such as produced water and drilling fluids. Compliance with environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells may increase our operating costs and cause delays, interruptions or termination of our operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial condition. Operators, including us, have begun to rely more on recycling of water that flows back from the wellbore following hydraulic fracturing (“flowback water”) and produced water from well sites as a preferred alternative to disposal.
Greenhouse Gas and Climate Change Laws and Regulations. In response to studies suggesting that emissions of carbon dioxide and certain other greenhouse gas (“GHG”), including methane, may be contributing to global climate change, there is increasing focus by local, state, regional, national and international regulatory bodies as well as by investors and the public on GHG emissions and climate change issues. We closely follow developments in this area, including changes in the regulatory landscape in the U.S. at the federal, state, and local levels. We cannot predict, however, how or when such changes may be implemented or ultimately impact our business. U.S. presidents have the power to issue executive orders that can have the effect of the enactment of new laws. The Trump Administration has issued a series of executive orders that signal a shift in the United States’ energy and climate change policies from the prior administration. Future administrations may, however, pursue executive orders similar to, or more restrictive than, current and prior administrations.
At the federal level, the EPA regulates carbon dioxide, methane and other GHGs under existing provisions of the Clean Air Act. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act that establish Prevention of Significant Deterioration (“PSD”) and Title V permit reviews for GHG emissions from certain large stationary sources that are otherwise subject to PSD and Title V permitting requirements. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including, among others, certain oil and gas production facilities on an annual basis, which includes certain of our operations. In 2024, the EPA published final rules imposing new, stricter requirements for methane monitoring, reporting, and emissions control at certain oil and natural gas facilities, as well as a final rule implementing a charge on large emitters of waste methane from the oil and gas sector. In January 2025, however, President Trump signed a series of executive orders that call upon the EPA to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act, directed federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect pending review by the newly appointed agency head, directed federal agencies to identify and exercise emergency authority to facilitate conventional energy production, transportation, and refining, and mandated a review of existing regulations that may burden domestic energy development. Thus, the future of the new methane and waste emission charge rules, as well as the regulation of GHGs by the federal government, is uncertain at this time.
If we are unable to recover or pass through a significant portion of our costs related to complying with current and future regulations relating to climate change and GHGs, it could materially affect our operations and financial condition. Any future laws or regulations that limit emissions of GHGs from our equipment and operations could require us to both develop and implement new practices aimed at reducing GHG emissions, such as emissions control technologies, which could increase our operating costs and could adversely affect demand for the oil and gas that we produce. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of, and access to, capital. Future implementation or adoption of legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. At this time, it is not possible to quantify the impact of any such future developments on our business.
Occupational Safety and Health Act and Other Laws and Regulations. We are subject to the requirements of the U.S. federal Occupational Safety and Health Act (the “Occupational Safety and Health Act”) and comparable state laws. The Occupational Safety and Health Act hazard communication standard, the EPA community right‑to‑know regulations under the Title III of CERCLA and similar state laws require that we organize and disclose information about hazardous materials used or produced in our operations. Also, pursuant to the Occupational Safety and Health Act, the Occupational Safety and Health Administration (the “OSHA”) has established a variety of standards related to workplace exposure to hazardous substances and employee health and safety.
Human Capital
As of December 31, 2024, on a consolidated basis, we had 1,036 full-time employees and six contractors. We believe we have good relations with our employees. As of December 31, 2024, our parent company had 13 full-time employees and one contractor, our Intellectual Property Operations Business had six full-time employees and two contractors; our Industrial Operations Business had 134 full-time employees and no contractors; our Energy Operations Business had 41 full-time employees and no contractors; and our Manufacturing Operations Business had 842 full-time employees and three contractors.
Additionally, we have a strategic relationship with Starboard that has enhanced, and we expect will continue to enhance, our access to operating partners and industry experts with whom we evaluate potential acquisition opportunities, which enhances the oversight and value creation of our businesses. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities.
Executive Officers and Directors
Information About our Executive Officers

Name	Position
Martin (“MJ”) D. McNulty, Jr.	Chief Executive Officer
Jason Soncini	General Counsel
Robert Rasamny	Chief Administrative Officer
Kirsten Hoover	Interim Chief Financial Officer
Information About our Directors

Name	Position
Gavin Molinelli	Senior Partner and Co-Portfolio Manager of Starboard Value LP
Martin (“MJ”) D. McNulty, Jr.	Chief Executive Officer of the Company
Isaac T. Kohlberg	Senior Associate Provost and Chief Technology Development Officer at Harvard University
Maureen O’Connell	Member of the Board of Directors of ISACA and HH Global Ltd.
Geoff Ribar	Member of the Board of Directors of MACOM Technology and Everspin Technologies, Inc.
Ajay Sundar	Managing Director at Starboard Value LP
Michelle Felman	Member of Board of Directors of Cushman Wakefield
For Additional Information
For further details of the development of our business, refer to our website at www.acaciaresearch.com. The information on our website is not part of this Annual Report on Form 10-K and is not incorporated herein by reference.

ITEM 1A. RISK FACTORS
Our short and long-term success is subject to numerous risks and uncertainties, many of which involve factors that are difficult to predict or beyond our control. As a result, an investment in our common stock involves risks. In evaluating our business, our stockholders are encouraged to carefully consider the risks described below, together with all other information included in this Annual Report, as well as in our other filings with the Securities and Exchange Commission (the “SEC”). If any of these risks are realized, our business, financial condition, results of operations, and prospects could be materially adversely affected, and the trading price of our common stock could significantly fluctuate. Furthermore, additional risks and uncertainties of which we are currently unaware, or which we currently consider to be immaterial, could have a material adverse effect on our business. Certain statements below constitute “forward-looking statements,” which are subject to numerous risks and uncertainties, including those described in this section. For additional information, refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” within this Annual Report.
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
We intend to grow our company by acquiring additional operating businesses and intellectual property assets. Our growth and success will be dependent on identifying and acquiring operating companies and intellectual property at attractive prices to realize their intrinsic value. However, there can be no assurance that we will identify attractive acquisition targets, that acquisition opportunities we identify will be available on acceptable terms or at attractive prices, or that we will be able to obtain necessary financing or regulatory approvals to complete any acquisitions.
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
•diversion of management’s attention or other resources from our existing business;
•higher-than-expected earn-out payments, unforeseen transaction-related costs or delays or other circumstances such as disputes with or the loss of key or other personnel from acquired businesses;
•inability to maintain the key customers, business relationships, suppliers, and brand potential of acquired operating businesses;
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
It is possible that the integration process of acquired businesses could result in the loss of key employees; the disruption of Acacia’s ongoing business or the ongoing business of the acquired operating businesses; or inconsistencies in standards, controls, procedures or policies that could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the acquisition. Integration efforts between us and the acquired businesses will also require management’s significant attention away from other opportunities that could have been beneficial to our stockholders. An inability to realize the full extent of, or any of, the anticipated benefits of any acquisition, as well as any delays encountered in the integration process, could have an adverse effect on our business and results of operations, which may affect the value of the shares of our common stock after the completion of our acquisitions. If we are unable to achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. In particular, our acquisitions may not be accretive to our stock value in the near or long term.
In addition, we may issue shares of our common stock or other equity securities in connection with future acquisitions of businesses and technologies. Any such issuances of shares of our common stock could result in material dilution to our existing stockholders.
We expect to incur additional costs integrating the operations of any operating business and utilizing any intellectual property assets we acquire, as we incur higher development and regulatory costs, and must hire relevant personnel. If the total costs of the integration or utilization of our businesses or assets exceed the anticipated benefits of the acquisition, our financial results could be adversely affected.
Accordingly, we may not succeed in addressing the risks associated with our recent acquisitions or any other operating business we acquire in the future. The inability to successfully, or in a timely fashion, integrate the business, technologies, products, personnel, or operations of any acquired business or utilization of any assets, could have a material adverse effect on our business, results of operations, and financial condition.
Our success is dependent on our ability to attract and retain the employees and management teams of our operating businesses, the loss of whom could materially adversely affect our financial condition, business and results of operations.
Our business model requires qualified and competent professionals and management teams to identify and develop advantaged opportunities and to direct day-to-day activities of our operating businesses, as the case may be. Accordingly, recruiting and retaining qualified personnel is important to our strategy and operating businesses’ operations. Additionally, although our operating businesses have adequate personnel for the current business environment, unpredictable increases in demand for goods and services may exacerbate the risk of not having enough trained or qualified personnel, which could have a negative impact on our results of operations, financial condition and liquidity.
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
Our success substantially depends on our ability to attract and retain key members of our management team and officers. If we lose one or more of these key employees, our operational results, and in turn, the value of our common stock could be materially adversely affected. Although we may enter into employment agreements with our officers, there can be no assurance that the entire term of any employment agreement will be served or that any employment agreement will be renewed upon expiration.
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
Additionally, the success of our Company depends on the continued availability of, and our access to, Starboard’s industry expertise and operating partners and industry experts. We do not have employment agreements with these individuals who are independent of Starboard and Starboard’s key personnel. If these individuals do not maintain their existing relationships with Starboard and its affiliates, we may not be able to identify appropriate replacements to continue to adequately source acquisition opportunities or manage our existing operating businesses.
The due diligence process we undertake in connection with new acquisitions of operating businesses or intellectual property assets may not reveal all material facts.
Before making acquisitions, we conduct due diligence that we deem reasonable and appropriate based on the facts and applicable circumstances. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisers, accountants and investment banks may be involved in the due diligence process to varying degrees depending on the type of business and transaction. Nevertheless, when conducting due diligence and making an assessment regarding acquisitions, we rely on the resources available to us, including information provided by the target of the transaction and, in some circumstances, third party investigations. The due diligence investigation that we carry out regarding any opportunity may not reveal or highlight all relevant facts (including fraud) that may be necessary or helpful in evaluating such opportunity. Moreover, such an investigation will not necessarily result in the acquisition being successful. If we do not discover all material facts during due diligence, we may fail to integrate our operating businesses and execute our strategic goals, which may impact our financial performance.
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
Both we and our operating businesses outsource a number of services to third-party service providers, which are subject to risk of disruptions, delays, and decrease in our control, which could adversely impact our operational results.
Both we and our operating businesses outsource several services, including certain hosted software applications for confidential data storage and “cloud computing” technology for such storage to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. Such diminished control could influence the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or our ability to ensure compliance with all applicable domestic and foreign laws and regulations.
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
Our ability to use our net operating losses to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the net operating losses. We cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all or any portion of our net operating losses. In addition, utilization of net operating losses and tax credit carryovers to offset potential future taxable income and related income taxes that would otherwise be due is subject to annual limitations under the provisions of Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state / foreign provisions, if we were to experience an “ownership change.” In particular, under the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating losses and other pre-change tax attributes (such as foreign tax credit carryforwards) to offset its post-change taxable income or taxes may be limited. Changes in our stock ownership, some of which may be outside of our control, could in the future result in an ownership change. Although we have adopted a provision in our certificate of incorporation designed to discourage investors from acquiring ownership of our common stock in a manner that could trigger a Code Section 382 ownership change, and we have completed studies to provide reasonable assurance that a Code Section 382 ownership change has not occurred to date for our existing businesses, we cannot be certain that a taxing authority would reach the same conclusion. If, after a review or audit, a Code Section 382 ownership change were deemed to have occurred, utilization of our net operating losses and other tax attributes could be limited in future periods and a portion of the carryforwards could expire before being available to reduce future income tax liabilities.
We have identified a material weakness in our internal control over financial reporting at Benchmark, which could, if not remediated, have negative consequences for the Company.
Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to include in its annual report on Form 10-K an assessment of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to issue a statement as to whether or not our internal control over financial reporting is effective; and our independent auditors are required to issue an audit opinion on our internal control over financial reporting. As of December 31, 2024, we did not maintain effective internal control over financial reporting attributable to a certain identified material weakness. We describe this material weakness in Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation, cause a decline in investor confidence and in the market price of our stock, or restrict our access to capital markets.
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
The security and protection of our and their data is a top priority. We and our operating businesses have devoted significant resources to maintain and regularly upgrade the wide array of physical, technical and contractual safeguards that we and they employ to provide security around the collection, storage, use, access and delivery of information we and they possess. We and they have implemented various measures to manage the risks related to system and network security and disruptions, but an actual or perceived security breach, a failure to make adequate disclosures to the public or relevant agencies following any such event or a significant and extended disruption in the functioning of information technology systems could damage our or one of our operating businesses’ reputation and cause us to lose opportunities or them to lose clients, adversely impact our operations, sales or results of operations and require us or them to incur significant expense to address and remediate or otherwise resolve such issues.
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
Due to concerns regarding data privacy and security, a growing number of legislative and regulatory bodies have adopted breach notification and other requirements in the event that information subject to such laws is accessed by unauthorized persons and additional regulations regarding the use, access, accuracy and security of such data are possible. Complying with such numerous and complex regulations can be expensive and difficult, and failure to comply with these regulations could subject us to regulatory scrutiny and liability. In many jurisdictions, including North America and the European Union, certain of our operating companies are or may in the future be subject to laws and regulations relating to the collection, use, retention, security and transfer of this information including the European Union and United Kingdom General Data Protection Regulation regimes. California also enacted legislation, the California Consumer Privacy Act of 2018 (“CCPA”) and the related California Privacy Rights Act (“CPRA”) that afford California residents expanded privacy protections and a private right of action for security breaches affecting their personal information. Since then, many other U.S. states have passed comprehensive data privacy laws and this number will likely continue to grow. These and other similar laws and regulations are frequently changing and are becoming increasingly complex and sometimes conflict among the various jurisdictions and countries in which certain of our operating companies provide services both in terms of substance and in terms of enforceability. This makes compliance challenging and expensive. For example, an operating company’s failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace.
If we or they are unable to protect our or their computer systems, software, networks, data and other technology assets it could have a material adverse effect on our or their business, financial condition and results of operations, and ultimately the value of our businesses.
We have a history of losses, and we may not be consistently profitable in the future.
While we achieved profitability in 2023, we incurred net losses in 2024 and have incurred net losses in certain years prior. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described in these risk factors, an increase in operating expense, and other unknown risks. Any failure by us to sustain profitability on a consistent basis could cause the value of our common stock to decline.
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
We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and may in the future decide to rely on, exemptions from certain corporate governance requirements. As a result, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements if in the future we determine to take advantage of any of the controlled company exemptions.
Due to the completion of the transactions pursuant to the Recapitalization Agreement, Starboard controls a majority of the voting power of our outstanding common stock. As of March 12, 2025, Starboard controlled approximately 63.6% of the voting power of our common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may avail itself of certain corporate governance exemptions afforded to controlled companies, including the requirements that a majority of the Board consist of independent directors, we have a nominating and corporate governance committee that is composed entirely of independent directors, and we have a compensation committee that is composed entirely of independent directors.
As of the date of this Annual Report on Form 10-K, we have not elected to rely on any of these exemptions. However, if in the future we decide to rely on some or all of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Our principal stockholder, Starboard, controls 63.6% of the voting power of our Common Stock, and its interests may conflict with our other stockholders in the future.
Starboard beneficially owns 61,123,595 shares of common stock as of March 12, 2025, representing approximately 63.6% of the common stock based on 96,086,040 shares of common stock issued and outstanding as of such date. As a result, Starboard is able to control the election of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as Starboard and its affiliates retain significant ownership of us. Starboard and its affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, strategic acquisitions, investments and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. The interests of Starboard may not coincide with the interests of other holders of our common stock.
In the ordinary course of their business activities, Starboard and its affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Starboard and its affiliates also may pursue acquisition or investment opportunities that may be complementary to our business and, as a result, those acquisition or investment opportunities may not be available to us. In addition, Starboard may have an interest in pursuing acquisitions, divestitures and other transactions that, in their judgment, could enhance an investment in our Company, even though such transactions might involve risks for our stockholders.
In addition, Starboard and its affiliates can determine the outcome of all matters requiring stockholder approval and can cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any acquisition of our Company. This concentration of voting control could deprive our stockholders of an opportunity to receive a premium for shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.
Risks Related to our Intellectual Property Business and Industry
Our intellectual property business is reliant on the strength of our patent portfolios and is subject to evolving legislation, regulations, and rules associated with patent law.
The success of our intellectual property business is heavily dependent on obtaining and enforcing patents. Patent acquisition and enforcement is costly, time-consuming and inherently uncertain. Obtaining and enforcing patents across various industries, including the life science industry, involves a high degree of technological and legal complexity. Our patent rights may be affected by developments or uncertainty in U.S. or foreign patent statutes, patent case law, U.S. Patent and Trademark Office (“USPTO”) rules and regulations and the rules and regulations of foreign patent offices. In addition, the United States may, at any time, enact changes to U.S. patent law and regulations, including by legislation, by regulatory rulemaking, or by judicial precedent, that adversely affects the scope of patent protection available and weakens the rights of patent owners to obtain patents, enforce against patent infringement and obtain injunctions and/or damages. For example, over the past several years, the Court of Appeals for the Federal Circuit and the Supreme Court issued various opinions, and the USPTO modified its guidance for practitioners on multiple occasions, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Other countries may likewise enact changes to their patent laws in ways that adversely diminish the scope of patent protection and weaken the rights of patent owners to obtain patents, enforce against patent infringement, and obtain injunctions and/or damages. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. We cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents, and whether Congress or other foreign legislative bodies may pass patent reform legislation that is unfavorable to us, which, may in turn, affect the value of our patent assets.
Further, the United States and other governments may, at any time, enact changes to law and regulation that create new avenues for challenging the validity of issued patents. For example, the America Invents Act created new administrative post-grant proceedings, including post-grant review, inter-partes review, and derivation proceedings that allow third parties to challenge the validity of issued patents. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. In addition to increasing uncertainty regarding our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.
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
We expect patent-related legal expenses to continue to fluctuate.
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
•Our patented technologies and enforcement actions are complex and, as a result, we may be required to appeal adverse decisions by trial courts to successfully enforce our patents. Moreover, such appeals may not be successful;
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

Patent litigation is inherently risky because courts may find our patents invalid, not infringed, or unenforceable, and the USPTO, or other relevant patent office, may either invalidate our patents or materially narrow the scope of their claims during a reexamination, opposition or other such proceeding.
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
In addition, counterparties in our patent litigation matters may devote a substantial amount of resources to avoid or limit a finding that they are liable for infringing on our patents or, in the event liability is found, to avoid or limit the amount of associated damages. There is a risk these counterparties may file inter-partes reviews, reexaminations or other proceedings with the USPTO or other government agencies in the United States or abroad to invalidate, narrow the scope or render unenforceable the patents we own or control. If this were to occur, it may have a significant negative impact on the operations of our intellectual property business.
The enforcement of our intellectual property depends in part upon our ability to retain the best legal counsel in order to achieve favorable outcomes from litigation, and they may become conflicted out of representing us.
The success of our intellectual property business depends in part upon our ability to retain the best legal counsel to coordinate our patent infringement litigation matters. As our intellectual property business evolves, we expect it will become more difficult to find the best legal counsel to handle all of our patent matters due in part to potential conflicts of interest. This is because, from time to time, the counterparties to our litigation matters have previously engaged world class law firms that specialize in the industries of the patents at issue in such matters. These previous engagements may have, or may in the future, result in these firms being conflicted out of representing us.
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
After prosecuting our patents, our Intellectual Property business can incur significant general and administrative and legal expenses prior to entering into license agreements and generating license revenues. We spend considerable resources educating prospective licensees on the benefits of a license arrangement with us. As such, we may incur significant losses in any particular period before any associated revenue stream begins.

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
Historically, crude oil, natural gas and NGL prices have been extremely volatile. The volatility of the energy markets makes it extremely difficult to predict future oil price movements with any certainty.
While our Energy Operations Business hedges a significant portion of its production, lower crude oil, natural gas and NGL prices may decrease revenues and therefore, cash flows from operations. Prices for crude oil, natural gas and NGL may fluctuate widely in response to relatively minor changes in supply of and demand for crude oil, natural gas and NGLs. Market uncertainty and a variety of additional factors that are beyond the control of our Energy Operations Business, include: the domestic and foreign supply of and demand for crude oil, natural gas and NGLs; market expectations about future prices of crude oil, natural gas and NGLs; the price and quantity of imports of crude oil, natural gas and NGLs; overall domestic and global economic conditions; political and economic conditions in other oil producing countries, including embargoes and continued hostilities in the Middle East and other sustained military campaigns, acts of terrorism or sabotage, and world-wide epidemics, including the coronavirus; the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls; trading in oil derivative contracts; the level of consumer product demand; weather conditions and natural disasters; technological advances affecting energy consumption; domestic and foreign governmental regulations and taxes; the proximity, cost, availability and capacity of oil pipelines and other transportation facilities; the impact of the U.S. dollar exchange rates on oil prices; and the price and availability of alternative fuels.
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
If commodity prices decline from current levels, production from some of Benchmark’s assets may become uneconomic and cause write downs of the value of its properties, which may adversely affect its ability to borrow, its financial condition and its ability to make distributions.
If commodity prices decline from current levels, some of Benchmark’s assets may become uneconomic and, if the decline is severe or prolonged, a significant portion of such projects may become uneconomic. As producing or development projects become uneconomic, Benchmark's reserve estimates will be adjusted downward, which could negatively impact its borrowing base under its current revolving credit facility and its ability to fund operations.
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
Inflation in the U.S. has been much more significant in recent years. Energy companies have experienced significant increases in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others, as a result of recent increases in oil and natural gas prices, as well as availability constraints, supply chain disruptions, increased demand, labor shortages and wage inflation associated with a low U.S unemployment rate, inflation and other factors. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing military conflict between Russia and Ukraine and actions of U.S. and other governments and governmental organizations relating to Russia’s oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps. For the foreseeable future, our Energy Operations Business expects to experience supply chain constraints and inflationary pressure on its cost structure. Should oil and natural gas prices remain at their current levels or increase, our Energy Operations Business expects to be subject to additional service cost inflation in future periods, which may increase costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures being experienced throughout the U.S. and global economy and in the oil and natural gas industry may limit our Energy Operations Business’ ability to procure the necessary products and services needed for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to its operations and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our Energy Operations Business’s hedging strategy may be ineffective in mitigating the impact of commodity price volatility on cash flows, which could adversely affect its financial condition.
Benchmark’s hedging strategy is to enter into commodity derivative contracts covering a significant portion of its medium-term estimated hydrocarbon production. The prices at which it can enter into commodity derivative contracts covering its production in the future will be dependent upon commodity futures prices at the time it enters into these transactions, which may be substantially higher or lower than current prices.
Benchmark’s revolving credit facility prohibits it from entering into commodity derivative contracts with the purpose and effect of fixing prices covering all of its estimated future production, and we therefore retain the risk of a price decrease on Benchmark’s volumes which we are precluded from securing with commodity derivative contracts. Furthermore, we may be unable to enter into additional commodity derivative contracts during favorable market conditions and, thus, may be unable to lock in attractive future prices for our product sales. Finally, Benchmark’s revolving credit facility and associated amendments may cause Benchmark to enter into commodity derivative contracts at inopportune times.

Our Energy Operations Business’s hedging activities could result in cash losses and may limit the prices it would otherwise realize for production, which could reduce cash flows from operations.
Benchmark’s hedging strategy may limit its ability to realize cash flows from commodity price increases. Many of its commodity derivative contracts require Benchmark to make cash payments to the extent the applicable index exceeds a predetermined price, thereby limiting its ability to realize the benefit of increases in oil prices. If Benchmark’s actual production and sales for any period are less than its hedged production and sales for that period (including reductions in production due to operational delays), Benchmark might be forced to satisfy all or a portion of its hedging obligations without the benefit of the cash flow from the sale of the underlying physical commodity, which may materially adversely impact its liquidity, financial condition and cash flows from operations.
Our Energy Operations Business’s hedging transactions expose it to counterparty credit risk and involve other risks.
Benchmark’s hedging transactions exposes it to the risk of financial loss if a counterparty fails to perform under a commodity derivative contract. Disruptions in the financial markets could lead to a sudden decrease in a counterparty’s liquidity, which could impair its ability to perform under the terms of the commodity derivative contract and, accordingly, prevent Benchmark from realizing the benefit of the commodity derivative contract.
As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act and other legislation, hedging transactions and many of Benchmark’s contract counterparties have come under increasing governmental oversight and regulations in recent years. Although we cannot predict the ultimate impact of these laws or other proposed laws and the related rulemaking, some of which is ongoing, existing or future regulations may adversely affect the cost and availability of Benchmark’s hedging arrangements, including by causing its counterparties, which include lenders under its revolving credit facility, to curtail or cease their derivative activities.
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
Producing oil and natural gas is a costly and high-risk activity with many uncertainties that could adversely affect our Energy Operations Business’s activities, financial condition or results of operations.
The cost of operating oil and natural gas properties is often uncertain, and cost and timing factors can adversely affect the economics of a well. The efforts of our Energy Operations Business may be uneconomical if its properties are productive but do not produce as much oil and natural gas as estimated. Furthermore, the operations of our Energy Operations Business may be curtailed, delayed or canceled as a result of other factors, including: high costs, shortages or delivery delays of equipment, labor or other services; unexpected operational events and conditions; adverse weather conditions and natural disasters; injection plant or other facility or equipment malfunctions and equipment failures or accidents; title disputes; unitization difficulties; pipe or cement failures, casing collapses or other downhole failures; compliance with environmental and other governmental requirements; lost or damaged oilfield service tools; unusual or unexpected geological formations and reservoir pressure; loss of injection fluid circulation; restrictions in access to, or disposal of, water used or produced in oil and natural gas production; costs or delays imposed by or resulting from compliance with regulatory requirements; fires, blowouts, surface craterings, explosions and other hazards that could also result in personal injury and loss of life, pollution and suspension of operations; and uncontrollable flows of oil or well fluids.
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
Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves which could affect our Energy Operations Business’s results of operations, financial condition and its ability to make distributions.
Any acquisitions completed by our Energy Operations Business are subject to substantial risks that could adversely affect financial conditions and operational results.
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
Currently, our producing properties are concentrated in the Anadarko Basin, making us vulnerable to risks associated with operating in a limited number of geographic areas.
As a result of our geographic concentration, adverse industry developments in our operating area could have a greater impact on our financial condition and results of operations than if we were more geographically diverse. We may also be disproportionately exposed to the impact of regional supply and demand factors, governmental regulations or midstream capacity constraints. Delays or interruptions caused by such adverse developments could have a material adverse effect on our financial condition and results of operations.
Similarly, the concentration of our assets within a small number of producing formations exposes us to risks, such as changes in field wide rules, which could adversely affect development activities or production relating to those formations. In addition, in areas where exploration and production activities are increasing, as has recently been the case in our operating areas, we are subject to increasing competition for drilling rigs, workover rigs, tubulars and other well equipment, services, supplies as well as increased labor costs and a decrease in qualified personnel, which may lead to periodic shortages or delays. The curtailments arising from these and similar circumstances may last from a few days to several months or even longer, and, in many cases, we may be provided only limited, if any, notice as to when these circumstances will arise and their duration.
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
Our Energy Operations Business might be unable to effectively compete with larger companies, which might adversely affect its business activities, financial condition and operational results.
The oil and natural gas industry is intensely competitive, and our Energy Operations Business competes with companies that possess and employ financial, technical and personnel resources substantially greater than theirs. These companies may be able to pay more for properties and evaluate, bid for and purchase a greater number of properties than our Energy Operations Business’s financial, technical or personnel resources permit. The ability of our Energy Operations Business to acquire additional properties in the future will depend on its ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. Many of its larger competitors not only drill for and produce oil and natural gas but also carry-on refining operations and market petroleum and other products on a regional, national or worldwide basis. In addition, there is substantial competition for investment capital in the oil and natural gas industry. These larger companies may have a greater ability to continue development activities despite a depressed oil price environment and to absorb the burden of present and future federal, state, local and other laws and regulations. The inability of our Energy Operations Business to compete effectively with larger companies could have a material adverse impact on its business activities, financial condition and results of operations.
Many of our Energy Operations Business’s leases are in areas that have been partially depleted or drained by offset wells.
Many of our Energy Operations Business’s leases are in areas that have already been partially depleted or drained by earlier offset drilling. The owners of leasehold interests lying contiguous or adjacent to or adjoining our interests could take actions, such as drilling additional wells, which could adversely affect the operations of our Energy Operations Business. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids towards the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of proved reserves and may inhibit the ability to further develop our reserves.
Our Energy Operations Business’s revolving credit facility has restrictions and financial covenants that may restrict its business and financing activities.
Our Energy Operations Business’s revolving credit facility restricts, among other things, the ability to incur debt and pay distributions under certain circumstances and requires it to comply with customary financial covenants and specified financial ratios. If market or other economic conditions deteriorate, the ability of our Energy Operations Business to comply with these covenants may be impaired. If our Energy Operations Business violates any provisions of its revolving credit facility that are not cured or waived within specific time periods, a significant portion of its indebtedness may become immediately due and payable, it could be prohibited from making distributions, and its lenders’ commitment to make further loans may terminate. Our Energy Operations Business might not have, or be able to obtain, sufficient funds to make these accelerated payments. In addition, the obligations of our Energy Operations Business under its revolving credit facility are secured by substantially all of its assets, and if it is unable to repay its indebtedness under its revolving credit facility, the lenders could seek to foreclose on its assets.
The total amount our Energy Operations Business can borrow under its revolving credit facility is limited by a borrowing base, which is primarily based on the estimated value of its oil and natural gas properties and its commodity derivative contracts, as determined by its lenders in their sole discretion. The borrowing base is subject to redetermination on a semi-annual basis and more frequent redetermination in certain circumstances. If its lenders were to decrease the borrowing base to a level below the then outstanding borrowings, the amount exceeding the revised borrowing base could become immediately due and payable. The negative redetermination of the borrowing base could adversely affect our Energy Operations Business's business, results of operations, financial condition and the ability to make distributions. Furthermore, in the future, our Energy Operations Business may be unable to access sufficient capital under its revolving credit facility as a result of any decrease in the borrowing base.
The operations of our Energy Operations Business are subject to operational hazards and unforeseen interruptions for which it may not be adequately insured.
Our oil and gas properties can become damaged, our operations may be curtailed, delayed or canceled and the costs of such operations may increase as a result of a variety of factors, including, but not limited to:
•unexpected drilling conditions, pressure conditions or irregularities in reservoir formations;
•loss of drilling fluid circulation;
•equipment failures or accidents;
•fires, explosions, blowouts, cratering or loss of well control, as well as the mishandling, surface spillage or underground migration of fluids and chemicals;
•risks associated with hydraulic fracturing, including any mishandling, surface spillage or potential underground migration of fracturing fluids, including chemical additives;
•adverse weather conditions and natural disasters, such as tornadoes, earthquakes, hurricanes and extreme temperatures, which may be exacerbated by climate change;
•issues with title or in receiving governmental permits or approvals;
•restricted takeaway capacity for our production, including due to inadequate midstream infrastructure or constrained downstream markets;
•environmental hazards or liabilities, including liabilities for environmental damage caused by previous owners or operators of properties;
•restrictions on access to, or disposal of, water used or produced in drilling and completion operations;
•shortages or delays in the availability of services or delivery of equipment; and
•unexpected or unforeseen changes in regulatory policy, and political or public opinions.
Any of these or other similar occurrences could result in the disruption of operations, substantial repair costs, personal injury or loss of human life, significant damage to property, environmental pollution, impairment of operations and substantial revenue losses. The location of our Energy Operations Business’s wells and other facilities near populated areas, including residential areas, commercial business centers and industrial sites, could significantly increase the level of damages resulting from these risks.
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
Benchmark is not the operator of all of our oil and natural gas properties and therefore we are not in a position to control the timing of development efforts, the associated costs or the rate of production of the reserves on such properties.
Benchmark is not the operator of all of the properties in which we have an interest, and has limited ability to exercise influence over the operations of such non-operated properties or their associated costs. As of December 31, 2024, non-operated wells represented approximately 10 percent of Benchmark’s total owned gross wells, or 2 percent of Benchmark’s owned net wells. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs, could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploration activities on properties operated by others will depend upon a number of factors that will be largely outside of our control, including:
•the timing and amount of capital expenditures;
•the availability of suitable drilling equipment, production and transportation infrastructure and qualified operating personnel;
•the operator’s expertise and financial resources;
•approval of other participants in drilling wells;
•selection of technology; and
•the rate of production of the reserves.
In addition, when we are not the majority owner or operator of a particular oil or natural gas project, if we are not willing or able to fund our capital expenditures relating to such projects when required by the majority owner or operator, our interests in these projects may be reduced or forfeited.
Oil and natural gas production operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Our ability to produce natural gas, oil and NGL economically and in commercial quantities could be impaired if we are unable to acquire adequate supplies of water for our operations or are unable to dispose of or recycle the water resulting from our operations economically and in an environmentally safe manner.
Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water resulting from our exploration and production operations, could adversely impact our operations. For water sourcing, we first seek to use non-potable water supplies for our operational needs. In certain areas, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must then be obtained from other sources and transported to the drilling site, which may adversely impact operating costs or result in a delay or interruption of operations. Further, an inability to secure sufficient amounts of water or to dispose of or recycle the water used in our operations could adversely impact our operations in certain areas. The imposition of new environmental regulations could further restrict our ability to conduct operations such as hydraulic fracturing by restricting the disposal of substances such as produced water and drilling fluids.

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
We believe it is likely that scientific, political and public attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for regulatory changes and litigation that could affect the operations of our Energy Operations Business. Our Energy Operations Business operations result GHG emissions. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHG present a danger to public health and the environment. Based on this endangerment findings, the EPA began adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act (“CAA”). However, in January 2025, the Trump administration issued an executive order directing the EPA to re-evaluate the legality and continuing applicability of the endangerment finding. Although there have been attempts at comprehensive federal legislation establishing a GHG cap and trade program, these efforts were not successful. Various states have considered or adopted legislation that seeks to control or reduce GHG emissions from a wide range of sources and there may be future such efforts at the state level. In addition, the United States has at times been a party to certain international agreements, pacts and other commitments designed to address climate change and reduce GHG emissions, including the Paris Agreement and the Glasgow Climate Pact. However, in January 2025, the Trump administration issued an executive order directing the U.S. Ambassador to the United Nations to immediately submit formal written notification of the U.S.’s withdrawal from the Paris Agreement and any agreement, pact, accord or similar commitment made under the United Nations Framework Convention on Climate Change, which would include the Glasgow Climate Pact.
The adoption and implementation of any legislation or regulations to reduce GHG emissions or imposing additional GHG reporting obligations could require our Energy Operations Business to incur significant costs to reduce emissions of GHG associated with operations or comply with such reporting obligations. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas produced by our Energy Operations Business. Consequently, legislation and regulatory programs to reduce emissions of GHGs could have a material adverse effect on our Energy Operations Business. Reduced demand for the oil and natural gas that it produces could also have the effect of lowering the value of its reserves. In addition, there have also been efforts in recent years to influence the investment community, including investment advisors, investment fund managers and certain family foundations, universities, individual investors and sovereign wealth, pension and endowment funds, promoting divestment of, or limit investment in, fossil fuel equities and pressuring lenders to limit or stop funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with the business activities, operations and ability to access capital by or of our Energy Operations Business.
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
In an interpretative guidance on climate change disclosures, the SEC indicated that climate change could influence the severity of weather (including hurricanes, droughts and floods), sea levels, the arability of farmland and water availability and quality. If such effects were to occur, there is the potential for our Energy Operations Business’s exploration and production operations to be adversely affected. Potential adverse effects could include damages to the assets or facilities of our Energy Operations Business, or to transportation, pipeline and refinery owned by others on which their operations depend, from powerful winds or rising waters in low-lying areas, disruption of production, less efficient or non-routine operating practices necessitated by climate effects and increased costs for insurance coverage in the aftermath of such effects. Any future exploration and development activities and equipment could also be adversely affected by severe weather conditions such as hurricanes or freezing temperatures, which may cause a loss of production from temporary cessation of activity from regional power outages or lost or damaged facilities and equipment. Such severe weather conditions could also impact access to drilling and production facilities for routine operations, maintenance and repairs and the availability of and access to, necessary third-party services, such as gathering, processing, compression and transportation services. These constraints and the resulting shortages or high costs could delay or temporarily halt our Energy Operations Business’s operations and materially increase its operation and capital costs, which could have a material adverse effect on its business, financial condition and results of operations. Significant physical effects of climate change could also have an indirect effect on the financing and operations of our Energy Operations Business by disrupting the transportation or process-related services provided by it or other midstream companies, service companies or suppliers with whom it has a business relationship. Our Energy Operations Business may not be able to recover through insurance some or any of the damages, losses or costs that may result from potential physical effects of climate change.
Regulation in response to seismic activity could increase our operating and compliance costs.
An increase in seismic activity in northern and central Oklahoma and elsewhere have prompted concerns about possible relationships between such seismic activity and the energy industry, in particular a possible connection between the operation of injection wells used for produced water disposal and the increased occurrence of seismic activity. Legislative and regulatory initiatives intended to address these concerns may result in additional levels of regulation that could lead to operational delays, increases in operating and compliance costs or other adverse effects to the operations or Energy Operations Business. To date, these regulations have not adversely impacted such operations.
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
Rules regulating air emissions from oil and natural gas operations could result in increased capital expenditures and operating costs for our Energy Operations Business.
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. In December 2023, the EPA issued final NSPS updates and emission guidelines to reduce methane and other pollutants from the oil and gas industry. In April 2024, the EPA issued a final consent decree that established a December 10, 2024 deadline for the EPA to review and propose revisions to the NESHAP for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. The EPA has not yet proposed any such revisions. The EPA issued a final rule on October 22, 2024, removing the affirmative defense for violations caused by malfunctions from the NESHAP for the oil and natural gas production source category and natural gas transmission and storage source category. On November 18, 2024, the EPA published a final rule under authority of the IRA that imposes a waste emissions charge on large emitters of waste methane from the oil and gas sector. Multiple states have filed suit against the EPA in the United States Court of Appeals for the District of Columbia claiming that the waste emissions charge exceeds the agency’s statutory authority, and various proposals have been advanced in Congress to either repeal the waste charge portion of the IRA or to reverse the EPA’s implementing regulations through the Congressional Review Act. Several states are pursuing measures similar to those proposed or adopted by the EPA top regulate emissions of methane from new and existing sources within the oil and natural gas source category.
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
Our Energy Operations Business’s operations are subject to environmental and operational safety laws and regulations that may expose it to significant costs and liabilities.
Our Energy Operations Business may incur significant costs and liabilities due to environmental and safety requirements applicable to oil and natural gas development and production activities. These costs and liabilities could arise under a wide range of federal, state, tribal and local environmental and safety laws and regulations, including regulations and enforcement policies, which have tended to become increasingly strict over time. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of cleanup and site restoration costs and liens, liability for natural resource damages, and to a lesser extent, issuance of injunctions to limit or cease operations. In addition, our Energy Operations Business may experience delays in obtaining or be unable to obtain required permits, which may delay or interrupt operations and limit growth and revenue. Claims for damages to persons or property from private parties and governmental authorities may result from environmental and other impacts of operations.
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
Risks Related to our Industrial Operations Business
Our Industrial Operations Business relies, or may rely in the future, on its intellectual property and licenses to use others’ intellectual property for competitive advantage. If our Industrial Operations Business is unable to protect its intellectual property or obtain or retain licenses to use other’s intellectual property, or if it infringes upon or are alleged to have infringed upon others’ intellectual property, it could have a material adverse effect on our Industrial Operations Business’s financial condition, business and results of operations.
Our Industrial Operations Business’s success depends in part on its, or licenses to use others’, brand names, proprietary technology and manufacturing techniques. It relies on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect these intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our businesses’ intellectual property rights effectively or to the same extent as the laws of the United States.
Stopping unauthorized use of our Industrial Operations Business’s proprietary information and intellectual property and defending claims that it has made unauthorized use of others’ proprietary information or intellectual property, may be difficult, time consuming, and costly. The use of intellectual property and other proprietary information by others could reduce or eliminate any competitive advantage our Industrial Operations Business has developed, cause it to lose sales or otherwise harm its business.
Our Industrial Operations Business may become involved in legal proceedings and claims in the future either to protect its intellectual property or to defend allegations that it infringed upon others’ intellectual property rights. These claims and any resulting litigation could subject our Industrial Operations Business to significant liability for damages and invalidate its property rights. In addition, these lawsuits, regardless of their merits, could be time consuming and expensive to resolve and could divert management’s time and attention. The costs associated with any of these actions could be substantial and could have a material adverse effect on our Industrial Operations Business’s financial condition, business, and results of operations.
Our Industrial Operations Business’s inability to develop new products and enhance existing products to meet customer product requirements on a cost competitive basis may negatively impact operational results.
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
Our Industrial Operations is dependent on a limited number of customers to derive a large portion of its revenue, and the loss of one of these customers may adversely affect its financial condition, business and operational results.
Printronix derives a significant amount of revenue from a concentrated number of retailers, distributors, and manufacturers. Any negative change involving these retailers, distributors, and manufacturers, including industry consolidation, store closings, reduction in purchasing levels or bankruptcies, could negatively impact the sales of Printronix and may have a material adverse effect on our Industrial Operations Business’s results of operations, financial condition, and cash flows.
Our Industrial Operations Business has limited suppliers for key product components and services and any interruption in supply could impair its ability to make and deliver its signature products, adversely affecting its business, financial condition, and operational results.
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
Although our Industrial Operations Business may attempt to select reputable providers and suppliers and attempt to secure its performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our Industrial Operations Business. In some cases, the requirements of Industrial Operations Business’s business mandate that it obtain certain components and sub-assemblies included in its products from a single supplier or a limited group of suppliers. Where practical, our Industrial Operations Business endeavors to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect its business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our Industrial Operations Business’s ability to manage operations, ship products and generate revenues, which could adversely affect its results of operations and damage its customer relationships.
Failure of our Industrial Operations Business to manage inventory levels or production capacity may negatively impact its operational results.
Printronix’s financial performance depends in part upon its ability to successfully forecast the timing and extent of customer demand and reseller demand to manage worldwide distribution and inventory levels. Unexpected fluctuations in customer demand or in reseller inventory levels could disrupt ordering patterns and may adversely affect its financial results, inventory levels and cash flows. In addition, the financial failure or loss of a key customer, reseller or supplier could have a material adverse impact on its financial results. Our Industrial Operations Business must also address production and supply constraints, including product disruptions caused by quality issues, and delays or disruptions in the supply of key components necessary for production. Such delays, disruptions or shortages may result in lost revenue or in additional costs to meet customer demand. Our Industrial Operations Business’s future results of operations and ability to effectively grow or maintain market share may be adversely affected if it is unable to address these issues on a timely basis.
Decreased consumption of supplies could negatively impact operational results of certain of our Industrial Operations Business.
Although Printronix is attempting to transition its business mix from lower-margin printer sales to higher-margin consumable products, it may not be successful. Printronix expects approximately 56.0% of its revenue for its fiscal year ending March 31, 2025 will be derived from the sale of supplies. Printronix's future results of operations may be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs. Further, changes of printing behavior driven by adoption of electronic processes and/or use of mobile devices such as tablets and smart phones by businesses could result in a reduction in printing, which could adversely impact consumption of supplies.
Due to the international nature of our Industrial Operations Business, changes in a country’s or region’s political or economic conditions or other factors could negatively impact operational results.
We expect revenue derived from international sales by our Industrial Operations Business will comprise approximately 55.0% of Printronix’s revenue for its fiscal year ending March 31, 2025. Accordingly, Printronix’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions; foreign currency exchange rate fluctuations; conflict and war; trade protection measures; local labor regulations; import, export or other licensing requirements; requirements related to making foreign direct investments; and unexpected changes in legal or regulatory requirements. As an example, in addition to indirectly raising transportation costs of the raw materials Printronix uses to manufacture its products, the invasion of Ukraine by Russia in March 2022 required Printronix to adapt its operations and require its customers in the region to pre-pay expenses such that Printronix can avoid accruing accounts receivable. The duration and magnitude of the impacts of Russia’s invasion of Ukraine on Printronix’s business remain uncertain, and we will continue to monitor the situation and adapt our operations accordingly.
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
Risks Related to our Manufacturing Operations Business
Our Manufacturing Operations Business is subject to intense competition.
Our Manufacturing Operations Business is subject to intense competition, competing with numerous other manufacturers and distributors of consumer and commercial products, many of which are large and well-established. The combination of market influences and retailer consolidation has created an intensely competitive environment in which our Manufacturing Operations Business’s principal customers continuously evaluate which product suppliers to use, resulting in downward pricing pressures and the need for consumer-meaningful brands, the ongoing introduction and commercialization of innovative new products, continuing improvements in category management and customer service, and the maintenance of strong relationships with large, high-volume purchasers. Our Manufacturing Operations Business also faces the risk of changes in the strategy or structure of its major customers, such as overall store and inventory reductions.

Our Manufacturing Operations Business’s sales are dependent on purchases by large customers and any significant decline in these purchases or pressure from these customers to reduce prices could have a negative effect on future financial performance.
While our Manufacturing Operations Business has long-established relationships with many customers, our Manufacturing Operations Business generally does not have any long-term supply or binding contracts or guarantees of minimum purchases with its largest customers. Purchase commitments by these customers are generally made using individual purchase orders. As a result, these customers may cancel their orders, change purchase quantities from forecast volumes, delay purchases for a number of reasons beyond our Manufacturing Operations Business’s control or change other terms of the business relationship. Significant or numerous cancellations, reductions, delays in purchases or changes in business practices by customers could have a material adverse effect on our Manufacturing Operations Business’s business, results of operations and financial condition. In addition, because many of our Manufacturing Operations Business’s costs are fixed, a reduction in customer demand due to decreased sales to end consumers could have an adverse effect on profitability.
Our Manufacturing Operations Business cannot provide any assurance that it can continue to successfully meet the needs of its customers or that customer demand will remain consistent. A substantial decrease in sales to any of its major customers and an inability to adapt to the emergence of alternative channels could have a material adverse effect on the business, results of operations and financial condition.
Our Manufacturing Operations Business’s operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services, as well as the impact of tariffs and changes in a country’s or region’s political or economic conditions.
Our Manufacturing Operations Business’s success is dependent, in part, on its continued ability to reduce its exposure to or mitigate the impact of increases in the cost of raw materials, finished goods, energy, transportation and other necessary supplies, while maintaining and improving margins and market share. Significant inflation in the costs of labor, finished goods, raw materials, energy and transportation has negatively impacted, and will likely continue to negatively impact results of operations. There is no assurance that we will be able to fully offset any such cost increases through cost reduction programs or price increases of our products, especially given the competitive environment. If we generally are not able to sufficiently increase our pricing to offset these increased costs or if increased costs and prolonged inflation were to occur, it could materially and adversely affect our business, operating results and profitability. Sustained price increases may lead to declines in volume as competitors may not adjust their prices or customers may decide not to pay the higher prices, which could lead to sales declines and loss of market share. While we seek to project tradeoffs between price increases and volume, our projections may not accurately predict the volume impact of price increases. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent our Manufacturing Operations Business has existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our Manufacturing Operations Business’s results of operations and financial condition.
In addition, some of the products our Manufacturing Operations Business manufactures require particular types of customized materials. Supply shortages for a particular type of material can delay production or cause increases in the cost of manufacturing our Manufacturing Operations Business’s products. Pricing and availability of finished goods, raw materials, energy, transportation and other necessary supplies and services for use in our Manufacturing Operations Business’s businesses can be volatile due to numerous factors beyond its control, including general, domestic and international economic conditions, natural disasters, labor costs, production levels, competition, consumer demand, import duties and tariffs, currency exchange rates, international treaties, and changes in laws, regulations, and related interpretations.
Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as our Manufacturing Operations Business sources a significant amount of its products from outside of the United States. Given our Manufacturing Operations Business’s reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on its ability to source products from other countries or significant changes could significantly increase the costs of obtaining products, which could result in a material adverse effect on our financial results. Any additional tariffs on Chinese-origin goods, or on other certain products imported into the United States or European Union, such as carbon import taxes could increase the cost of some of our products and reduce our margins.

Further, the United States has recently imposed tariffs on goods imported from China and certain other countries, and increasingly levied sanctions and export controls on China and other countries. It is currently unclear what additional actions, if any, will be taken by the United States and other countries with respect to the imposition of tariffs on goods imported into the United States. During his campaign and during the first months of his administration, President Trump expressed various intentions to impose tariffs on goods shipped from China, Canada, Mexico and other countries to the United States, including up to 60% tariffs on goods shipped from China. Our Manufacturing Operations Business operates 9 manufacturing facilities across the United States, Canada, the United Kingdom and China, and we are continuing to evaluate the impact of these announced and other proposed tariffs. Implementation of tariffs by the United States, or the imposition of retaliatory tariffs and other restrictions by other countries, could result in a material increase in the cost of our Manufacturing Operations Business’s products, which may result in the products becoming less attractive relative to products offered by our competitors. These changes, as well as any other changes in social, political, regulatory and economic conditions, or further changes to foreign or domestic laws and policies governing foreign trade (including export, import and sanctions), manufacturing and development and foreign direct investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business including our ability to repatriate cash accumulated outside the United States in a tax efficient manner.
Unfavorable shifts in industry-wide demand for our Manufacturing Operations Business’s products could result in inventory valuation risk.
Our Manufacturing Operations Business evaluates its ending inventories for excess quantities, impairment of value, and obsolescence. This evaluation includes analysis of sales levels by product and projections of future demand based upon input received from our customers, sales team, and management. If inventories on hand are in excess of demand or slow moving, appropriate write-downs may be recorded. In addition, our Manufacturing Operations Business writes off inventories that are considered obsolete based upon changes in customer demand, product design changes including those required by new product regulation, that result in existing inventory obsolescence, or new product introductions, which eliminate demand for existing products. Remaining inventory balances are adjusted to approximate net realizable market value.
If future demand or market conditions are less favorable than our Manufacturing Operations Business’s estimates, including the volatility of customer demand patterns and the impact of retailer inventory rebalancing in response to soft global demand, write-downs may be required. Our Manufacturing Operations Business cannot be certain that obsolete or excess inventories, which may result from unanticipated changes in the estimated total demand for its products, will not affect it beyond the inventory charges that have already been recorded.
Damage to our Manufacturing Operations Business’s reputation or loss of consumer confidence could have an adverse effect on our Manufacturing Operations Business.
Maintaining our Manufacturing Operations Business’s strong reputation with consumers, customers and suppliers worldwide is critical to our Manufacturing Operations Business’s continued success. Adverse publicity about our Manufacturing Operations Business, its brands, corporate practices, or any other issue that may be associated with our Manufacturing Operations Business, whether or not deserved, could jeopardize that reputation. Such adverse publicity could come from traditional sources such as government investigations or public or private litigation, but may also arise from negative comments on social media regarding our Manufacturing Operations Business or its brands. Damage to our Manufacturing Operations Business’s reputation or a loss of consumer confidence in our Manufacturing Operations Business’s brands could adversely affect our Manufacturing Operations Business’s business, results of operations, cash flows and financial condition as well as require resources to repair the harm.
Circumstances associated with divestitures and brand or product line exits could adversely affect our Manufacturing Operations Business’s results of operations and financial condition.
Our Manufacturing Operations Business may decide to sell or discontinue or exit certain brands, businesses or product lines in the future based on an evaluation of performance and strategic fit. Divestitures or discontinuations of businesses or products may result in asset impairments, including those related to goodwill and other intangible assets, and losses upon disposition, both of which could have an adverse effect on our Manufacturing Operations Business’s results of operations and financial condition. In addition, our Manufacturing Operations Business may encounter difficulty in finding buyers or executing alternative exit strategies at acceptable prices and terms and in a timely manner, and prospective buyers may have difficulty obtaining financing. Past and future divestitures and business discontinuations also involve additional risks, including the following:
•difficulties in the separation of operations, services, products and personnel;
•the retention of certain current or future liabilities in order to induce a buyer to complete a divestiture;
•the disruption of our Manufacturing Operations Business’s business;
•the potential loss of key employees; and
•disputes or litigation with the buyers.
Our Manufacturing Operations Business may not be successful in managing these or any other significant risks that it may encounter in divesting, discontinuing or exiting a brand, business or product line, which could have a material adverse effect on its business.
Our Manufacturing Operations Business could be subject to product liability claims and involved in product recalls.
If our Manufacturing Operations Business’s products cause injury or property damage, we could be subject to product liability claims. The successful assertion of this type of claim could have an adverse effect on our business, results of operations or financial condition. In addition, we may become involved in the recall of a product that is determined to be defective. More generally, a recall involving alternative products, even if we did not sell the recalled products, could adversely affect the perceived quality of products such as our Manufacturing Operations Business’s products, leading to decreased usage of our Manufacturing Operations Business’s products. The expenses of a recall and the damage to our reputation, or the reputation of alternative products generally, could have an adverse effect on our Manufacturing Operations Business’s results of operations or financial condition.
Our Manufacturing Operations Business’s indebtedness may limit its financial and operating flexibility, and our Manufacturing Operations Business may incur additional debt, which could increase the associated risks.
Our Manufacturing Operations Business has, and is expected to continue to have, substantial indebtedness. Such indebtedness could have adverse consequences for our Manufacturing Operations Business and may:
•require our Manufacturing Operations Business to dedicate a large portion of cash flow to pay principal and interest on indebtedness, which will reduce the availability of cash flow to fund working capital, capital expenditures, research and development expenditures and other business activities;
•increase vulnerability to general adverse economic and industry conditions;
•subject our Manufacturing Operations Business to the risk of credit facility default (including with respect to financial covenant compliance) and the associated consequences;
•limit flexibility in planning for, or reacting to, changes in business and the industry in which our Manufacturing Operations Business operates;
•restrict our Manufacturing Operations Business’s ability to make strategic acquisitions, dispositions or to exploit business opportunities;
•place our Manufacturing Operations Business at a competitive disadvantage compared to our competitors that have less debt; and
•limit our Manufacturing Operations Business’s ability to borrow additional funds (even when necessary to maintain adequate liquidity) or dispose of assets.
Our Manufacturing Operations Business may incur additional indebtedness. If new debt is added to our Manufacturing Operations Business’s existing debt levels, the related risks that our Manufacturing Operations Business now faces would increase.

Furthermore, our Manufacturing Operations Business’s current indebtedness is subject to variable interest rates. Increases in market interest rates may raise the interest rate on our Manufacturing Operations Business’s variable rate debt and create higher debt service requirements, which could adversely affect our Manufacturing Operations Business’s cash flow and could adversely impact our Manufacturing Operations Business’s results of operations. While our Manufacturing Operations Business may enter into agreements limiting exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.
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
In the future, we may issue securities to raise cash for operations and patent portfolio investments or pay for interests in additional subsidiary companies by using shares of our common stock or a combination of cash and shares of our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.
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
The provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors more difficult. These provisions include:
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
In addition, Starboard beneficially owns 61,123,595 shares of our common stock as of March 12, 2025, representing approximately 63.6% of our common stock, based on 96,086,040 shares of common stock issued and outstanding as of such date. As a result, Starboard and its affiliates can determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any acquisition of our Company.
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
Starboard’s sale of Company securities may adversely affect the market price of our common stock.
As per the terms of the amended and restated registration rights agreement (the “Registration Rights Agreement”) with Starboard and certain of its affiliates, as contemplated by the Recapitalization Agreement (as described in Note 12 to the accompanying consolidated financial statements), the Registration Rights Agreement provides Starboard and such affiliates with rights to require that the Company file a registration statement in certain circumstances. These registrations may facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by Starboard of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
We agreed to certain Governance Provisions with Starboard.
Under the Recapitalization Agreement, we agreed with Starboard that for a period from the date of the Recapitalization Agreement until May 12, 2026, the Board will include at least two directors that are independent of, and not affiliates (as defined in Rule 144 of the Securities Act of 1933, as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition. Additionally, within five business days following the date of the Recapitalization Agreement, the Company appointed Gavin Molinelli as a Board member and as Chair of the Board. The Company and Starboard have also agreed that until May 12, 2026, the number of directors serving on the Board will not exceed 10 members.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
We have developed and implemented various processes to oversee and manage cybersecurity risks that may impact our business and have integrated this cybersecurity risk management framework into our Company’s broader risk management framework.
Managing Material Risks & Integrated Overall Risk Management
To manage cybersecurity risk and threats, we have developed and continuously review and update our internal risk controls (“Cyber Risk Controls”), which include administrative, physical, and technical controls and which are aligned to the CIS Critical Security Controls and the National Institute of Standards and Technology Cybersecurity Framework. The Cyber Risk Controls are in many cases integrated with our other controls, policies, procedures and programs to maximize their effectiveness. Likewise, our internal cybersecurity control group meets regularly to discuss, and review identified cyber threats and risks as well as to conduct cybersecurity threat scenario planning. Identified cybersecurity risks are then further analyzed by other risk management personnel as part of our enterprise risk management process.
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
Managing Third-Party Cybersecurity Risk
We recognize the potential cybersecurity risks associated with the use of third parties that provide services to us, process information on our behalf, or have access to our informational or operational technology systems, and we have processes in place to oversee and manage these risks. For example, we evaluate third-party service providers’ cybersecurity policies, procedures, and practices annually to ensure sufficiently reasonable security measures are in place. We also seek to mitigate third-party cybersecurity risk through contractual safeguards, and/or regular review of the internal control reports of such third parties and incorporating third-party risk into our incident response plans.
Material Impact from Cybersecurity Incidents
While we have experienced and will continue to experience varying cyber incidents in the normal conduct of our business, thus far to our knowledge, such incidents have not materially affected, and are not reasonably likely to materially affect, the Company, including its business strategy, results of operations, or financial condition.
Governance
Management Personnel
Our internal cybersecurity control group has responsibility for assessing, monitoring, and managing risks related to cybersecurity threats. The control group is comprised of members of senior leadership, including in-house legal counsel, and multiple independent third-party Certified Information Systems Security Professional (CISSP) Information Technology and Cybersecurity consultants. Specifically, we have retained a Virtual Chief Information Security Officer and other members of our cybersecurity control group, each of whom supports our cybersecurity risk management and governance practices. Such retained individuals have substantial prior work experience in various roles involving cybersecurity risk management and information technology, including security, compliance, systems and programming, and bring a wealth of expertise in their roles. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy process described above, and report to our internal cybersecurity control group and executive team on a regular basis (at least monthly).
Monitor Cybersecurity Incidents
Our internal cybersecurity control group meets monthly or on a more frequent basis if needed, to discuss and assess risks related to cybersecurity threats and review any reported cybersecurity incidents. The reviews include a review of the incident log, assessments of risks identified by multiple independent third parties and a review of our cyber risk as well as cybersecurity threat modeling. Identified risks related to cybersecurity threats are further analyzed as part of our enterprise risk management process. Our employees are provided with regular security policy and security awareness training including identifying potential cybersecurity incidents and reporting them to our security incident response team.
Board of Directors Oversight
The Audit Committee of our Board of Directors has oversight responsibility for the policies, processes and risks relating to cybersecurity. A senior member of our internal control group attends all scheduled Audit Committee meetings and provides in-depth reports to the committee on cybersecurity risks and updates on the status of projects to strengthen the Company’s cybersecurity systems and improve cyber readiness. Moreover, on a quarterly basis, a senior member of our internal control group reports to the Audit Committee and assists the committee with its review of relevant cybersecurity risks and evaluation and updating of our Cyber Risk Controls. Certain members of our Audit Committee have specific experience in information security and cybersecurity, and the Company has made cybersecurity training available to members of the Audit Committee.
ITEM 2. PROPERTIES
Corporate
Our principal executive office is located in New York, New York, where we lease approximately 4,600 square feet of office space, under a lease agreement that expires in 2027. We also have an office for operational and administrative functions located in Costa Mesa, California, where we lease approximately 1,820 square feet of office space, under a lease agreement that expires in August 2027. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Refer to Note 15 to the consolidated financial statements elsewhere herein for additional information.
Intellectual Property Operations
Our Patent Licensing, Enforcement and Technologies Business, is based in Frisco, Texas, where we lease office space under a lease agreement that expires in 2025. One additional subsidiary leases office space in Austin, Texas that expires in 2025. We believe that our Patent Licensing, Enforcement and Technologies Business’s facilities are adequate, suitable and of sufficient capacity to support its immediate needs.
Industrial Operations
Printronix conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through 2026. Printronix's principal executive office is located in Irvine, California, under a lease agreement that expires in 2026. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. We believe that Printronix’s facilities are adequate, suitable and of sufficient capacity to support its immediate needs. Refer to Note 15 to the consolidated financial statements elsewhere herein for additional information.
Energy Operations
The following discussion of our Energy Operations properties should be read in conjunction with the accompanying audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Please see the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations” for information on our production, prices, and production cost.
Our Energy Operations Business consists of the Company’s approximately 73.5% interest in Benchmark. Benchmark’s current position is concentrated in the Anadarko Basin region of Western Oklahoma and the Texas panhandle, where it has a production base comprising approximately 156,000 net acres located primarily in Ellis and Roger Mills counties, Oklahoma and Lipscomb, Hemphill, Ochiltree and Roberts counties, Texas. Within its operating areas, Benchmark’s assets are prospective for multiple formations, most notably the Cleveland, Granite Wash and Cherokee formations. As of December 31, 2024, Benchmark’s operated assets consisted of 551 gross (472 net) operated wells, and its non-operated assets consisted of an average working interest of 13% in 64 gross (8 net) wells including the assets acquired in the Revolution Transaction (as defined below). Production from Benchmark’s operated and non-operated wells during the year ended December 31, 2024 totaled 1,680 Mboe, or an average of 4.6 Mboe per day.

The following table presents certain production and operating information for Benchmark as of or for the year ended December 31, 2024, as applicable.

	As of December 31, 2024
		Productive Wells(1)		Average Daily Production(2)	Estimated Proved Reserves(3)
	Total Net Acreage	Gross	Net	(Boe/d)	(Mboe)
Texas/Oklahoma
Anadarko Basin	155,861	615	480	4,601	25,279
_________________________
(1)Benchmark’s operated and non-operated productive wells.
(2)Represents the average daily production for the year ended December 31, 2024 from Benchmark’s operated and non-operated producing wells.
(3)In connection with our investment in Benchmark in November 2023 and Benchmark’s subsequent acquisition of the Revolution assets in 2024, we commenced an evaluation of the development potential of Benchmark’s unproved properties. Benchmark had not adopted a long-term development plan as of December 31, 2024 or 2023 and, in accordance with SEC rules, its unproved and unevaluated properties could not be classified as having proved undeveloped reserves for such periods. As a result, Benchmark’s estimated net proved reserves at December 31, 2024 consist entirely of proved developed reserves.
Oil and Natural Gas Reserves
Summary of Net Proved Reserves
The table below presents Benchmark’s estimated net proved reserves for the periods indicated based on reports prepared by Cawley, Gillespie & Associates (“CGA”), Benchmark’s third-party independent reserve engineers. In preparing its reports, CGA evaluated properties representing all of Benchmark’s proved developed reserves at December 31, 2024 and 2023 in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting. Benchmark’s proved developed reserves accounted for 100% of its total proved reserves for such periods. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for Benchmark’s properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated.

Estimated Reserves at SEC Pricing(1)	December 31,
	2024	2023
Estimated Proved Reserves:
Crude Oil (MBbls)	5,315	361
NGLs (MBbls)	68,110	18,444
Natural gas (MMcf)	8,613	1,156
Total (MBoe)	25,279	4,591
Percent Proved Developed(2)	100%	100%
Estimated Proved Developed Reserves:
Crude Oil (MBbls)
Producing	5,134	251
Non-Producing	181	110
Total	5,315	361
Natural gas (MMcf)
Producing	66,173	14,119
Non-Producing	1,937	4,325
Total	68,110	18,444
NGLs (MBbls)
Producing	8,373	924
Non-Producing	240	232
Total	8,613	1,156
Total Proved Developed Reserves (MBoe)(2)	25,279	4,591
Estimated Proved Undeveloped Reserves:
Total Proved Undeveloped Reserves (MBoe)(2)	—	—
_________________________
(1)Prices for natural gas, oil and NGLs, respectively, used in preparing Benchmark’s estimated proved reserves based on SEC rules and regulations regarding oil and natural gas reserve reporting (i) at December 31, 2024 were $72.01 per Bbl for crude oil, $0.86 per Mcf for natural gas and $25.16 per Bbl for NGLs, and (ii) at December 31, 2023 were $75.73 per Bbl for crude oil, $1.65 per Mcf for natural gas and $28.16 per Bbl for NGLs.
(2)In connection with our investment in Benchmark in November 2023 and Benchmark’s subsequent acquisition of the Revolutions assets in 2024, we commenced an evaluation of the development potential of Benchmark’s undrilled assets. Benchmark had not adopted a long-term development plan as of December 31, 2024 or 2023 and, in accordance with SEC rules, its undrilled assets could not be classified as having proved undeveloped reserves for such periods. As a result, Benchmark’s estimated net proved reserves at December 31, 2024 and 2023 consist entirely of proved developed reserves.

Changes in Proved Reserves
The following table summarizes changes in our estimated proved reserves at December 31, 2024:

Proved Reserves(1) (MBoe)
Balance at December 31, 2023	4,591
Production	(1,680)
Revisions of previous estimates	(298)
Purchase of reserves	22,666
Balance at December 31, 2024	25,279
_________________________
(1)Benchmark’s estimated net proved reserves at December 31, 2024 and 2023 consist entirely of proved developed reserves.
Benchmark’s estimated proved reserves increased 451% from 4,591 MBoe at December 31, 2023 to 25,279 MBoe at December 31, 2024. This increase in proved reserves was primarily attributable to the Revolution Acquisition in April 2024, which increased our proved reserves by 22,666 Mboe during 2024. This increase was partially offset by production in 2024 of 1,680 Mboe, as well as net downward revisions of prior estimates for proved reserves of 298 Mboe. 789 Mboe of the downward revisions are due to price decreases in the trailing 12-month averages for oil, gas and NGLs that was partially offset by 491 Mboe of positive revisions due to the performance of our wells due to the positive impact of our 2024 worker programs.
Standardized Measure
The following table sets forth the standardized measure of discounted future net cash flows (the “Standardized Measure”) of Benchmark proved reserves as of the period presented. The Standardized Measure represents the present value of estimated future net cash flows from proved reserves, less estimated future development, production, plugging and abandonment costs and income tax expenses, discounted at 10% to reflect the timing of future cash flows. The Standardized Measure is not an estimate of the fair market value of Benchmark’s properties. Refer to the Unaudited Supplemental Information on Oil and Natural Gas Properties included elsewhere in this Annual Report for additional discussion of the Standardized Measure and changes thereto:

December 31, 2024
(in thousands)
Standardized measure of discounted future net cash flows	$166,159
Independent Petroleum Engineers
We have engaged CGA to independently certify our estimated net proved reserves. CGA is a reservoir-evaluation consulting firm who evaluates oil and natural gas properties and independently certifies petroleum reserves quantities. CGA was founded in 1961 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. F-693. Within CGA, the technical expert primarily responsible for certifying the estimates set forth in the CGA 2024 Reserve Report is Mr. Todd Brooker, a Licensed Professional Engineer in the State of Texas (No. 83462), has been practicing consulting petroleum engineering at CGA since 1992 and has over 35 years of industry experience. He graduated with honors from the University of Texas at Austin in 1989 with a Bachelor of Science Degree in Petroleum Engineering. Mr. Brooker meets or exceeds the education, training, and experience requirements set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers; he is proficient in judiciously applying industry standard practices to engineering and geoscience evaluations as well as applying SEC and other industry reserves definitions and guidelines. He is a member of the Society of Petroleum Engineers and Society of Petroleum Evaluation Engineers.

In accordance with applicable requirements of the SEC, estimates of our net proved reserves and future net revenues are made using average prices at the beginning of each month in the 12-month period prior to the date of such reserve estimates and are held constant throughout the life of the properties (except to the extent a contract specifically provides for escalation).
The reserves set forth in CGA’s reports for Benchmark’s properties are estimated by performance methods or analogy. In general, reserves attributable to producing were based on a combination of forecasting methods including decline curve analysis regional type curve analysis and analogy to offset production. Certain new producing properties were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing and behind pipe reserve estimates were forecast using either production performance, volumetric or analogy methods, or a combination of each. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved developed behind pipe reserves due to the mature nature of their properties targeted for development and an abundance of subsurface control data. CGA concluded that the assumptions, data, methods and procedures used in connection with its reports were appropriate for the purpose served by its reports.
The estimates of the reserves, future production, and income attributable to our oil and natural gas properties are prepared using widely industry-accepted petroleum economic software packages, as well as CGA’s own proprietary petroleum economic software.
To estimate economically recoverable oil and natural gas reserves and related future net cash flows, Cawley considers many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic productivity from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs and product prices are based on the SEC regulations, geological maps, well logs, core analyses, and pressure measurements.
The reserve data set forth in the CGA reports represent only estimates and should not be construed as being exact quantities. They may or may not be actually recovered, and if recovered, the actual revenues and costs could be more or less than the estimated amounts. Moreover, estimates of reserves may increase or decrease as a result of future operations.
Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond our control. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geologic interpretation and judgment. As a result, estimates of different engineers, including those used by us, may vary. In addition, estimates of reserves are subject to revision based upon actual production, results of future development and exploration activities, prevailing oil and natural gas prices, operating costs and other factors. The revisions may be material. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered and are highly dependent upon the accuracy of the assumptions upon which they are based. See “Risk Factors — Our estimated reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions will materially affect the quantities and present value of our reserves.”
Internal Controls Over Reserves Estimation Process
Benchmark employs an external oil and gas consulting firm to manage the Company’s reservoir engineering. Rachel Henderson (VP of Reservoir Engineering) is responsible for overseeing the internal preparation of our reserves. Rachel received a Bachelor of Science in Biological Engineering with high distinction from the University of Arkansas in 2012 and a Masters of Business Administration from the University of Oklahoma in 2018. Mrs. Henderson has over 12 years of oil and gas experience, with her entire career focused on reservoir engineering.
Benchmark’s reservoir engineering department meets with CGA to review properties and discuss evaluation methods and assumptions used in CGA’s proved reserves estimates, in accordance with Benchmark’s prescribed internal control procedures. Our controls over reserve estimation include engaging and retaining qualified independent petroleum and geological firms with respect to reserves information. We provide information to our independent reserve engineers about our crude oil, natural gas and NGLs properties which includes, but is not limited to, production profiles, ownership and production sharing rights, prices, costs and future drilling plans. Our independent reserve engineers prepare their own estimates of the reserves attributable to our properties. The reserves estimates for our assets shown herein have been independently evaluated by CGA .
As discussed in Item 9A, “Controls and Procedures,” we concluded our disclosure controls and procedures related to Benchmark were not effective as of December 31, 2024, resulting in a material weakness over financial reporting related to Benchmark. While the material weakness affects systems that provide input into the reserves process, there were no identified material misstatements to our current year financial statements, no restatements of prior period financial statements and no changes in previously released financial results required as a result of these control deficiencies, including to Benchmark’s reserve estimations.
Production, Prices and Production Costs
The price that Benchmark receives for the oil, natural gas and NGLs it produces is largely a function of market supply and demand. Demand has historically been affected by global economic conditions, including recession concerns, conflicts involving oil producing regions, and weather and other seasonal conditions. The following table sets forth Benchmark’s production volumes, average prices received and average production costs during the periods indicated. These amounts represent Benchmark’s historical results of operations without making pro forma adjustments for any acquisitions, divestitures or drilling activity that occurred during the respective years. Due to normal production declines, increases or decreases in drilling activity and the effects of acquisitions or divestitures, the historical information presented below should not be interpreted as being indicative of future results.

Year Ended December 31,
2024
Net Production(1)
Oil (MBbls)	364
Natural gas (MMcf)	4,678
NGLs (MBbls)	536
Total (MBoe)(2)	1,680
Average daily production (Boe/d)	4,601
Average Sales Prices(3)
Oil (per Bbl)	$72.62
Natural gas (per Mcf)	$1.97
NGLs (per Bbl)	$24.30
Average Production Costs(4)
Total (per Boe)(4)	$12.29
_________________________
(1)All of Benchmark’s production comes from the Anadarko Basin in Texas and Oklahoma.
(2)Gas reserves are converted to Boe at a rate of six Mcf per Bbl of oil, NGL reserves are converted to a Boe on a one-to-one basis with oil.
(3)Excludes impact of derivative settlements.
(4)Excludes ad valorem taxes and oil and natural gas production taxes.

Drilling and Development Activity
The table below sets forth the number of gross and net productive and non-productive wells in which we owned a working interest drilled in the periods indicated. The number of wells drilled refers to the number of wells completed at any time during the period, regardless of when drilling was initiated.

	Year Ended December 31, 2024
	Gross	Net
Exploratory wells
Productive	1.0	0.80
Development wells
Productive(1)	11.0	0.40
Total wells	12.0	1.20
________________________
(1)Represents non-operated wells in which Benchmark holds a working interest.
At December 31, 2024, we did not have any development wells or exploration wells in the process of being drilled, being completed or awaiting completion operations.
Productive Wells
The following table presents information relating to Benchmark’s productive wells as of December 31, 2024. Wells are classified as oil wells or natural gas wells according to their predominant production stream. As of December 31, 2024 Benchmark had an approximate average working interest of 85.8% in all wells that it operated and an approximate average working interest of 13% in wells that it does not operate. In the table below, gross wells are the total number of producing wells in which Benchmark owns a working interest and net wells represent the total of Benchmark’s fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Anadarko Basin
Operated Wells	245	205	306	267	551	472
Non-Operated Wells	42	4	22	4	64	8
Total	287	209	328	271	615	480
Acreage
The following table summarizes Benchmark’s estimated gross and net developed and undeveloped acreage as of December 31, 2024.

	Developed Acreage		Undeveloped Acreage(1)		Total Acreage
(in thousands)	Gross	Net	Gross	Net	Gross	Net
Anadarko Basin	1,151	148	122	8	1,273	156
_________________________
(1)Represents acreage that is not allocated or assignable to productive wells.
Acreage Expirations
As a non-operator, we are subject to lease expirations if an operator does not commence the development of operations within the agreed terms of our leases. Our leases for undeveloped acreage will expire at the end of their respective primary terms, unless we renew the existing leases, establish commercial production from the acreage or some other “savings clause” is exercised. In addition, our leases typically provide that the lease does not expire at the end of the primary term if drilling operations have been commenced. While we generally expect to establish production from most of our acreage prior to expiration of the applicable lease terms, there can be no guarantee they can do so.
Manufacturing Operations
Deflecto’s primary corporate and manufacturing offices are located in Indianapolis. Deflecto conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through 2031. Deflecto leases other warehouses and manufacturing sites located in the United States, United Kingdom, Canada and China. We believe that Deflecto’s facilities are adequate, suitable and of sufficient capacity to support its immediate needs.
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, operational results or cash flow. For information regarding certain pending litigation, see Note 15 to our consolidated financial statements.
Intellectual Property Operations
Our Intellectual Property Operations Business is often required to engage in litigation to enforce its patents and patent rights. Certain of its operating subsidiaries are parties to ongoing patent enforcement related litigation, alleging infringement by third parties of certain of the patented technologies owned or controlled by its operating subsidiaries.
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
Our Intellectual Property Operations Business spends a significant amount of its financial and management resources to pursue its current litigation matters. These litigation matters and others that it may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to its litigation matters are sometimes large, well-financed companies with substantially greater resources. We cannot assure you that any of our Intellectual Property Operations Business current or future litigation matters will result in a favorable outcome for it. In addition, in part due to the appeals process and other legal processes, even if our Intellectual Property Operations Business obtains favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that our Intellectual Property Operations Business will not be exposed to claims or sanctions against it which may be costly or impossible for it to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our Intellectual Property Operations Business’s ability to effectively and efficiently monetize its assets. Refer to Note 15 to the consolidated financial statements elsewhere herein for additional information related to current legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “ACTG.”
Holders of Common Stock
On March 12, 2025, there were 52 owners of record of our common stock. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but includes each such institution as one record holder.
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
The decision to institute a dividend is at the discretion of, and rests with Acacia’s Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
Information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.
Stock Repurchases
Issuer Purchases of Equity Securities (1)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
				(In thousands)
October 1, 2024 - October 31, 2024	1,175,872	$4.64	1,175,872	$7,310
November 1, 2024 - November 30, 2024	798,398	$4.50	798,398	$3,721
December 3, 2024 - December 31, 2024	846,969	$4.50	846,969	$—
Total repurchases in the quarter	2,821,239	$4.56	2,821,239
(1) On November 9, 2023, the Board approved a stock repurchase program (the “Repurchase Program”) for up to $20.0 million of the Company’s common stock, subject to a cap of 5,800,000 shares of common stock. The Repurchase Program has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act of 1934, as amended. Under the Repurchase Program as of December 31, 2024, we have repurchased a total of 4,358,361 shares at an average price per share of $4.61, for a total of $20.0 million. As of December 31, 2024, the Repurchase Program has been completed. Refer to Note 16 to the consolidated financial statements elsewhere herein for additional information.
ITEM 6. [Reserved]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these “forward-looking statements” as a result of various factors including the risks we discuss in Item 1A. "Risk Factors," and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
General
We are a disciplined value-oriented acquirer and operator of businesses across public and private markets and industries including, but not limited to, the industrial, energy and technology sectors. We acquire businesses with a view towards strong free cash flow generation and an ability to scale, and look to identify opportunities where we can tap into our deep industry relationships, significant capital base, and transaction expertise to materially improve performance. Our strategy centers around quality sourcing, execution, and improvement. We find unique situations, bring a flexible and creative approach to transacting, and rely on our relationships and expertise to drive continual improvement in operating performance. We approach transactions as business owners and operators rather than purely as financial investors, and we believe this is our core differentiator for creating long-term value for shareholders and partners. We define value through free cash flow generation, book value appreciation, and stock price growth. These are the pillars of the Acacia story.
Acacia creates value by building relationships and providing transaction expertise to create acquisition opportunities where we can meaningfully improve performance. We focus on identifying, pursuing and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value of the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex situations where we believe value is not fully recognized, the value of certain operations is masked by a diversified business mix, or where private ownership has not invested the capital and/or resources necessary to support long-term value. Through our public market activities, we aim to initiate strategic block positions in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such as special purpose acquisition companies, which are narrowly focused on completing one singular, defining acquisition.
Our focus is companies with a total enterprise value of $1 billion or less. However, we may pursue larger acquisitions under the right circumstances. Broadly speaking, our potential acquisition targets are founder-owned or privately controlled businesses, entire public companies or carve-outs of specific segments, which show a path to consistent profitability, free cash flow generation and higher risk-adjusted return expectations. We buy businesses to create platforms. The Company remains focused on acquiring and building businesses that have stable cash flow generation with an ability to scale, while retaining the flexibility to make opportunistic acquisitions with high risk-adjusted return characteristics. Acacia then has optionality to grow and reinvest free cash flow or look to monetize and build new platforms.
We believe the Company has the potential to develop advantaged opportunities due to its:
•experienced management team, which has spearheaded robust book value per share growth, with compensation tied to this metric to ensure alignment with shareholders;
•disciplined focus on identifying opportunities where the Company can be an advantaged buyer, initiate a transaction opportunity spontaneously, avoid a traditional sale process and complete the purchase of a business, division or other asset at an attractive price;
•deep and experienced operating executive network which supports sourcing and evaluation of acquisition opportunities;

•significant resources and the flexibility to take advantage of uncertain environments and dislocated situations;
•willingness to invest across industries and in off-the-run, often misunderstood assets that suffer from a complexity discount;
•relationships and partnership abilities across functions and sectors; and
•strong expertise in corporate governance and operational transformation.
We regularly evaluate opportunities to acquire new businesses, where our research, execution and operating partners can drive attractive earnings and book value per share growth. Our long-term focus positions our businesses to navigate economic cycles and allows sellers and other counterparties to have confidence that a transaction is not dependent on achieving the types of performance hurdles demanded by private equity sponsors. We consider opportunities based on the attractiveness of the underlying cash flows, without regard to a specific fund life or investment horizon.
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
Relationship with Starboard Value, LP
Our strategic relationship with Starboard enhances our access to operating partners and industry experts with whom we evaluate potential acquisition opportunities, which enhances the oversight and value creation of our businesses. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities.
Intellectual Property Operations
The Company through its Patent Licensing, Enforcement and Technologies Business invests in IP and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under our wholly owned subsidiary, Acacia Research Group, LLC, and its wholly-owned subsidiaries (collectively, “ARG”), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. On a consolidated basis, we currently own or control the rights to multiple patent portfolios, including U.S. patents and certain foreign counterparts, which cover technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own. While we partner from time to time with inventors and patent owners, ranging in size and including large corporations, we control and assume all responsibility in pursuing patent licensing and enforcement programs, and for the related operating expenses. When applicable, share licensing revenue, net of costs, with our patent partners after we have achieved our agreed upon minimum return threshold. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. Our current active patent portfolios are: our Atlas Technologies portfolio, which covers Wi-Fi 6 standard essential patents, our Unification Technologies portfolio, which covers flash memory technology; our Monarch Networking Technologies portfolio, which covers IP networking technology; our Stingray IP Solutions portfolio, which covers wireless networking; and our R2 Solutions portfolio, which covers internet search, advertising and cloud computing technology.

We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of December 31, 2024, across nearly 200 patent portfolio licensing and enforcement programs. As of December 31, 2024, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $881.0 million to our patent partners. During the past five calendar years ending on December 31, 2024, we generated gross licensing revenue of approximately $234.0 million and returned approximately $91.2 million to our patent partners.
As attractive opportunities become available, we remain open to opportunistically deploying additional capital into the IP business in the future, consistent with our mission to maximize value for shareholders. Our team is made up of well-respected leaders in the IP space, and intellectual property owners actively seek us out as a partner.
For more information related to our Intellectual Property Operations, refer to additional detailed patent business discussion below.
Industrial Operations
In October 2021, we acquired Printronix Holding Corp. (“Printronix”). Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. This acquisition was made at what we believe to be an attractive purchase price, and we are now supporting existing management in its initiative to reduce costs and operate more efficiently and in its execution of strategic partnerships to generate growth.
We are supporting Printronix as it transitions its business mix from lower-margin printer sales to higher-margin consumable products including ink cartridges and specialty ribbons. Printronix’s dual hardware and consumables business model, combined with a streamlined operating structure, represents a steady source of cash flow for Acacia. The Printronix team is focused on topline initiatives and reducing G&A, and we expect Printronix to continue to generate free cash flow on an annual basis.
For more information related to our Industrial Operations, refer to the section entitled “Industrial Operations Business” below.
Energy Operations
In November 2023, we acquired a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company that acquires, produces and develops oil and gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring. Prior to Benchmark’s acquisition of additional assets in April 2024, Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Acacia made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company’s consolidated financial statements include Benchmark’s consolidated operations from November 13, 2023 through December 31, 2024. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
On April 17, 2024, Benchmark consummated the Revolution Transaction contemplated in the Revolution Purchase Agreement. Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells for a purchase price of $145 million in cash, subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing of the Revolution Transaction, the

Company’s interest in Benchmark is approximately 73.5%. Refer to Note 11 to the accompanying consolidated financial statements for additional information regarding the Benchmark Revolving Credit Facility.
For more information, refer to the section entitled “Energy Operations Business” below.
Manufacturing Operations
On October 18, 2024, Deflecto Holdco LLC (“Deflecto Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”), pursuant to that certain Stock Purchase Agreement (the “Deflecto Stock Purchase Agreement”) entered into on the same day with Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the “Deflecto Sellers”), Deflecto and the Sellers’ Representative named therein. Pursuant to the Deflecto Stock Purchase Agreement, Deflecto Purchaser purchased all of the issued and outstanding equity interests of Deflecto, upon the terms and subject to the conditions of the Deflecto Stock Purchase Agreement (such purchase and sale, together with the other transactions contemplated by the Deflecto Stock Purchase Agreement, the “Deflecto Transaction”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC, and office markets. The Deflecto Transaction closed simultaneously with the execution of the Deflecto Stock Purchase Agreement on October 18, 2024. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Deflecto Purchaser against certain claims, losses and liabilities. The Company’s consolidated financial statements include Deflecto’s consolidated operations from October 18, 2024 through December 31, 2024. Refer to Notes 3 and 11 to the consolidated financial statements elsewhere herein for additional information regarding the acquisition and the Deflecto Term Loan.
In October 2024, we acquired Deflecto. Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. Its products include emergency warning triangles and vehicle mudguards used by the transportation industry, various airducts and air registers used by the HVAC market and literature, sign holders and floormats used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
For more information, refer to the section entitled “Manufacturing Operations” below.
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
On April 17, 2024, Benchmark consummated the Revolution Transaction contemplated in the Revolution Purchase Agreement pursuant to which Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells, for a purchase price of $145 million in cash, subject to customary post-closing adjustments (as described further in Note 1 to the accompanying consolidated financial statements). Following closing, the Company’s interest in Benchmark is approximately 73.5%.

On October 18, 2024, Deflecto Purchaser, a wholly-owned subsidiary of Acacia, acquired Deflecto. Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement. The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Purchaser against certain claims, losses and liabilities. Refer to Note 1 to the accompanying consolidated financial statements for additional information.
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of December 31, 2024, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at December 31, 2024. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the consolidated financial statements elsewhere herein for more information.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. Our Manufacturing and Industrial Operations will continue to adjust their selling prices as required in response to higher costs and may also implement cost rationalization measures, as applicable. Additionally, our Energy Operations Business may experience inflation. The oil and natural gas industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Annual Report, our Patent Licensing, Enforcement and Technologies Business has two pending patent infringement case with scheduled trial dates in the next twelve months. Patent infringement trials are components of its overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond the control of our Patent Licensing, Enforcement and Technologies Business. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities. Refer to Item 1A “Risk Factors — Risks Related to our Intellectual Property Business and Industry” of this Annual Report for additional information regarding patent litigation and related risks.
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
We did not acquire any new patent portfolios in calendar years 2024, 2023 and 2022. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired in 2021 and 2020 have estimated economic useful lives of approximately five years.
Industrial Operations Business
Our Printronix subsidiary is a worldwide leader in multi‐technology supply‐chain printing solutions for a variety of industries, including auto manufacturing, transportation and logistics, retail distribution, food and beverage distribution, and pharmaceutical distribution. Printronix’s line matrix printers are used for mission critical applications within these industries, including labeling and inventory management, build sheets, invoicing, manifests and bills of lading, and reporting. In China, India and other developing countries in Asia and Africa, our printers are also prevalent in the banking and government sectors. Printronix has manufacturing, configuration and/or distribution sites located in Malaysia, the United States, Singapore, China and the Netherlands, along with sales and support locations around the world to support its global network of users, channel partners, and strategic alliances. Printronix designs and manufactures printers and related consumable products for various industrial printing applications. Printers consist of hardware and embedded software and may be sold with maintenance service agreements, which are serviced by outside contractors. Consumable products include inked ribbons which are used within Printronix’s printers. Printronix’s products are primarily sold through Printronix’s global network of channel partners, such as dealers and distributors, to end‐users.
Energy Operations Business
Headquartered in Austin, Texas, Benchmark is an independent oil and gas company that acquires, produces and develops oil and gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring. After the acquisition of Revolution, Benchmark’s existing assets consist of approximately 156,000 net acres and an interest in approximately 615 wells, the majority of which are operated. Acacia owns approximately 73.5% of Benchmark. Benchmark intends to enhance the value of such assets via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.

Manufacturing Operations Business
In October 2024, we acquired Deflecto. Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. Its products include emergency warning triangles and vehicle mudguards used by the transportation industry, various airducts and air registers used by the HVAC market and literature, sign holders and floormats used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China
Operating Activities
Intellectual Property Operations
Our Intellectual Property Operations revenues historically have fluctuated quarterly, and can vary significantly period to period, based on several factors including the following:
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
Our management does not attempt to manage for smooth sequential periodic growth in revenues from period to period, and therefore, periodic results can be uneven. Unlike most operating businesses and industries, licensing revenues not generated in a current period are not necessarily foregone but, depending on whether negotiations, litigation or both continue into subsequent periods, and depending on several other factors, such potential revenues may be pushed into subsequent annual periods.
Industrial Operations
Refer to “Industrial Operations Business” above for information related to Printronix’s operating activities.
Energy Operations
Refer to “Energy Operations Business” above for information related to Benchmark’s operating activities.

Manufacturing Operations
Refer to “Manufacturing Operations Business” above for information related to Deflecto’s operating activities.
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations segment revenues may be found in Notes 2 and 21 to the consolidated financial statements.
Results of Operations
The results reflected in this section with respect to Deflecto for the year ended December 31, 2024 include results for the period from October 18, 2024 to December 31, 2024 following our acquisition of Deflecto. The results reflected in this section with respect to Benchmark include results for the full year ended December 31, 2024 compared to an approximate two month period ended December 31, 2023 following our acquisition of Benchmark.
Summary of Results of Operations

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$122,312	$125,102	$(2,790)	(2%)
Total costs and expenses	155,238	104,166	51,072	49%
Operating (loss) income	(32,926)	20,936	(53,862)	(257%)
Total other (expense) income	(5,221)	46,490	(51,711)	(111%)
(Loss) income before income taxes	(38,147)	67,426	(105,573)	(157%)
Income tax benefit	3,449	1,504	1,945	129%
Net (loss) income attributable to Acacia Research Corporation	(36,057)	67,060	(103,117)	(154%)
Results of Operations - year ended December 31, 2024 compared with the year ended December 31, 2023
Total revenues decreased $2.8 million to $122.3 million for the year ended December 31, 2024, as compared to $125.1 million for the year ended December 31, 2023, primarily due to a decrease in our Intellectual Property Operations revenues and a decrease in Industrial Operations revenues, partially offset by revenues contributed from our Energy Operations and our Manufacturing Operations. ARG revenues decreased due to a decrease in the number of license agreements executed and a decrease in average license fees, which contributed to Intellectual Property Operations revenues decreasing by $69.6 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decrease in Industrial Operations revenue of $4.7 million is due to lower units of printers sold. Refer to “Industrial Operations – Revenues” below for further detailed discussion. Revenues contributed from Benchmark was $49.2 million for the year ended December 31, 2024, which include post-asset acquisition revenues from Revolution compared to an approximate two month period ended December 31, 2023 revenues from Benchmark. Post-acquisition revenues contributed from Deflecto was $23.2 million for the period from October 18, 2024 to December 31, 2024. Refer to “Energy Operations - Revenues” and “Manufacturing Operations - Revenues” below for further discussion.
Loss before income taxes was $38.1 million for the year ended December 31, 2024, as compared to income before income taxes of $67.4 million for the year ended December 31, 2023. The net decrease was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 as follows:
•Inventor royalties increased $706,000, from $1.0 million to $1.7 million in 2024, primarily due to a higher mix of portfolios generating revenue in 2024 with inventor royalties. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
•Contingent legal fees decreased $8.7 million, from $11.0 million to $2.3 million in 2024, primarily due to the change in Intellectual Property Operations revenues described above. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.

•Litigation and licensing expenses decreased $6.3 million, from $10.8 million to $4.4 million in 2024, primarily due to a net decrease in litigation support expenses associated with ongoing litigation. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
•Amortization of patents expense from our Intellectual Property Operations increased $4.7 million, from $11.4 million to $16.1 million in 2024, due to an increase in scheduled amortization from our additional preferential future returns paid from our existing patent portfolios. Refer to Note 8 to the consolidated financial statements elsewhere herein for additional information regarding certain patent and patent rights costs related to ARG.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses decreased approximately $4.5 million, from $25.7 million to $21.1 million in 2024, primarily due to a decrease in revenue offset by higher margins. Refer to “Industrial Operations – Cost of Revenues” and “Operating Expenses” below for further discussion.
•Benchmark’s cost of production for the year ended December 31, 2024 added a total of $35.6 million to our consolidated operating expenses. Refer to “Energy Operations – Cost of Production” below for further discussion.
•Post-acquisition cost of sales, engineering and development expenses, and sales and marketing expenses from Deflecto for the period from October 18, 2024 to December 31, 2024 added operating expenses in the amount of $18.6 million. Refer to “Manufacturing Operations – Cost of Revenues” below for further discussion.
•General and administrative expenses increased $10.9 million, from $44.4 million to $55.4 million in 2024, primarily due to our Energy Operations which contributed $3.4 million of general and administrative costs in 2024 and our Manufacturing Operations which contributed $4.2 million of post-acquisition general administrative costs from Deflecto for the period from October 18, 2024 through December 31, 2024. In addition, the increase is due to higher parent company and Intellectual Property Operations costs including variable performance-based compensation costs and severance costs, partially offset by a decrease in our Industrial Operations general and administrative costs. Refer to “General and Administrative Expenses” below for further detail and discussion.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $1.5 million, from $3.3 million to $4.8 million in 2024, primarily due to restricted stock and option grants issued to employees and the Board in 2024 and 2023, which includes a partial offset for forfeitures, and an increase in compensation expense related to PSUs granted in 2023 based on the probability assessment performed as of December 31, 2024. Refer to Note 17 to the consolidated financial statements elsewhere herein for additional information regarding compensation expense.
•Unrealized loss from the change in fair value of our equity securities was $31.4 million in 2024, as compared to an unrealized gain of $31.4 million in the prior year. The unrealized gain and loss were derived from our Life Sciences Portfolio and trading securities portfolio. The 2024 period unrealized loss primarily relates to the reversal of unrealized gains previously recorded for Arix shares sold in January 2024 for realized gains. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to “Equity Securities Investments” below for further discussion.
•Realized gain from the sale of equity securities was $28.9 million in 2024, as compared to a realized loss of $10.9 million in the prior year. The realized gains and losses were similarly derived from the sales activity from our Life Sciences Portfolio and trading securities portfolio. The 2024 period realized gains primarily relates to the Arix shares sold in January 2024. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to “Equity Securities Investments” below for further discussion.
•Earnings on equity investment in joint venture was zero in 2024, as compared to $4.2 million in the prior year primarily due to the earnings on equity investment in joint venture from one milestone in 2023.
•Non-recurring legacy legal expense of $14.9 million in 2024 is related to the AIP Matter (as defined in Note 15 to the consolidated financial statements elsewhere herein) and expenses related to the settlement agreement with Slingshot (as defined in Note 15 to the consolidated financial statements elsewhere herein). Refer to Note 15 to the consolidated financial statements elsewhere herein for additional information regarding the accrual in connection with the AIP Matter and the settlement agreement with Slingshot.

•Unrealized gain from the Series B Warrants and the embedded derivative fair value measurements was zero in 2024, as compared to a gain of $8.2 million in the prior year, primarily due to the exercise of the remaining Series B Warrants and conversion of the Series A Redeemable Convertible Preferred Stock into the Company’s common stock in 2023. In 2024, no shares of Series A Redeemable Convertible Preferred Stock and no Series B Warrants remained outstanding. Refer to Notes 12 and 13 to the consolidated financial statements elsewhere herein for additional information regarding the Series B Warrants and Series A Redeemable Convertible Preferred Stock and fair value measurements.
•Gain on derivatives was $2.0 million in 2024, as compared to $1.2 million in the prior year due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 13 for additional information regarding Benchmark’s gain on its commodity derivatives.
•Interest expense increased $4.4 million, from $2.1 million to $6.4 million in 2024, primarily due to the interest expense incurred in relation to the Benchmark Revolving Credit Facility and the Deflecto Term Loan. Interest expense from Benchmark Revolving Credit Facility included a full year of interest expense in 2024 compared to an approximate two month period in the prior year and post-acquisition related interest expense contributed to the increase from the Deflecto Term Loan. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and the Deflecto Term Loan. The increase is partially offset by a decrease in interest expense related to the cancellation of the remaining $60.0 million aggregate principal amount outstanding of the Senior Secured Notes on July 13, 2023, pursuant to the Series B Warrants Exercise. Refer to Note 12 to the consolidated financial statements elsewhere herein for additional information regarding the Senior Secured Notes.
•Interest income and other, net increased $2.6 million from $14.4 million to $17.0 million in 2024, primarily due to the increase in interest income from our cash equivalents. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents and investments in equity securities.
Intellectual Property Operations
Revenues
ARG’s revenue activity for the periods presented included the following:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$17,253	$87,835	$(70,582)	(80%)
Recurring license revenue agreements	2,272	1,321	951	72%
Total revenues	$19,525	$89,156	$(69,631)	(78%)

New license agreements executed	9	16	(7)	(44%)
Licensing and enforcement programs generating revenues	6	7	(1)	(14%)
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $70.6 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 due to a decrease in the number of new license agreements in 2024 and a decrease in average license fees. Recurring revenue, that provides for quarterly sales-based license fees, increased $1.0 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, from various on-going license arrangements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.

Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$1,731	$1,025	$706	69%
Contingent legal fees	2,285	10,998	(8,713)	(79%)
Litigation and licensing expenses	4,438	10,771	(6,333)	(59%)
Amortization of patents	16,097	11,370	4,727	42%
Total	$24,551	$34,164	$(9,613)	(28%)
Refer to detailed change explanations above for the years ended December 31, 2024 and 2023 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$10,021	$12,513	$(2,492)	(20%)
Consumable products	17,054	19,091	(2,037)	(11%)
Services	3,346	3,494	(148)	(4%)
Total	$30,421	$35,098	$(4,677)	(13%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts and consumable products for the year ended December 31, 2024 decreased $2.5 million and $2.0 million, respectively compared to the year ended December 31, 2023, due to a decrease in the number of printer units and consumable products sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix’s operating activities.

Cost of Revenues

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$14,912	$18,009	$(3,097)	(17%)
Refer to detailed change explanations above for the years ended December 31, 2024 and 2023 regarding cost of revenues for our Industrial Operations. The decrease in Printronix's cost of revenues for the year ended December 31, 2024 is due to change in revenue described above. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s cost of sales.
Energy Operations
Revenues
The following table provides the components of Benchmark’s revenues for the periods indicated, as well as each period’s respective average realized prices and production volumes. This table shows production on a barrel of oil equivalent basis in which natural gas is converted to oil at the ratio of 6 Mcf of natural gas to one barrel of oil. This ratio may not be reflective of the current price ratio between two products.

	Year Ended December 31, 2024	November 13, 2023 to December 31, 2023	$ Change	% Change
	(In thousands, except per unit data and percentage change values)
Production:
Oil (Bbl)	364,464	3,389	361,075	10,654%
Natural gas (Mcf)	4,678,014	144,949	4,533,065	3,127%
Natural gas liquids (Bbl)	535,571	9,949	525,622	5,283%
Total (boe)	1,679,704	158,287	1,521,417	961%

Average daily production:
Oil (Bbl/d)	999	71	928	1,307%
Natural gas (Mcf/d)	12,816	3,020	9,796	324%
Natural gas liquids (Bbl/d)	1,467	207	1,260	609%
Total (boe/d)	4,601	3,298	1,303	40%

Revenues:
Oil sales	$26,468	$256	$26,212	10,239%
Natural gas sales	9,194	372	8,822	2,372%
Natural gas liquids sales	13,014	220	12,794	5,815%
Other service sales	507	—	507	n/a
Total	$49,183	$848	$48,335	5,700%

Average Price:
Oil (per Bbl)	$72.62	$75.54	$(2.92)	(4)%
Natural gas (per Mcf)	$1.97	$2.57	$(0.60)	(23)%
Natural gas liquids (per Bbl)	$24.30	$22.11	$2.19	10%
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s revenue arrangements and related concentrations.
Cost of Production
Benchmark’s cost of production for the years ended December 31, 2024 and 2023 was $36.3 million and $656,000, respectively. Benchmark’s cost of production figures include the full year ended December 31, 2024 compared to an approximate two month period ended December 31, 2023 following our acquisition of Benchmark. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s cost of production.
Manufacturing Operations
Revenues
Deflecto’s revenues from October 18, 2024 through December 31, 2024 included the following (in thousands):

Air distribution	$7,782
Safety products	7,977
Office products	7,424
Total	$23,183
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Deflecto’s revenue arrangements and related concentrations.
Cost of Revenues
Deflecto’s cost of revenues from October 18, 2024 through December 31, 2024 was $16.9 million. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Deflecto’s cost of revenues.
Operating Expenses

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Sales and marketing expenses - industrial operations	$5,681	$6,908	$(1,227)	(18%)
Sales and marketing expenses - manufacturing operations	1,536	—	1,536	n/a

General and administrative costs - intellectual property operations	8,826	7,402	1,424	19%
General and administrative costs - industrial operations	8,024	9,457	(1,433)	(15%)
General and administrative costs - energy operations	3,427	264	3,163	1,198%
General and administrative costs - manufacturing operations	4,767	—	4,767	n/a
Parent general and administrative expenses	30,319	27,306	3,013	11%
Total general and administrative expenses	55,363	44,429	10,934	25%
Total	$62,580	$51,337	$11,243	22%
The operating expenses table above includes the Company’s general and administrative expenses by operation, Printronix’s sales and marketing expenses, and Benchmark’s general and administrative costs. The periods presented above include Benchmark’s general and administrative costs for the full year ended December 31, 2024 compared to an approximate two month period ended December 31, 2023 following our acquisition of Benchmark. The table also includes Deflecto’s sales and marketing expenses and general and administrative costs for the post acquisition period from October 18, 2024 through December 31, 2024. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s and Deflecto’s operating expenses.

General and Administrative Expenses
A summary of the main drivers of the increases (decreases) in general and administrative expenses is as follows:

Years Ended December 31,
2024 vs. 2023
(In thousands)
Personnel costs and board fees	$(285)
Variable performance-based compensation costs	1,375
Other general and administrative costs	1,065
General and administrative costs - industrial operations	(1,435)
General and administrative costs - energy operations	3,163
General and administrative costs - manufacturing operations	4,158
Amortization of industrial operations intangible assets	2
Amortization of manufacturing operations intangible assets	609
Compensation expense for share-based awards	1,498
Non-recurring employee severance costs	784
Total change in general and administrative expenses	$10,934
General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and compensation expense for share-based awards, office and facilities costs, legal and accounting professional fees, public relations, stock administration, business development, fixed asset depreciation, amortization of Industrial Operations and Manufacturing Operations’ intangible assets, state taxes based on gross receipts and other corporate costs. The periods presented above include Energy Operations’ general administrative expenses for the full year ended December 31, 2024 compared to an approximate two month period ended December 31, 2023 following our acquisition of Benchmark. The table above also includes our Manufacturing Operations general and administrative expenses for the post acquisition period from October 18, 2024 through December 31, 2024.
The increase in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation. The increase in other general and administrative costs, which relates to our parent company and our Intellectual Property Operations, were primarily due to increases in accounting professional fees. The increase in compensation expense for share-based awards was primarily due to compensation expense incurred related to PSUs granted in 2023 based on the probability assessment performed as of December 31, 2024. Refer to Note 17 to the consolidated financial statements elsewhere herein for additional information regarding compensation expense. The decrease in general and administrative costs of Industrial Operations is due to Printronix’s initiative to reduce costs and operate more efficiently. Non-recurring employee severance costs fluctuate based on the severance arrangements of terminated employees. In addition, our Energy Operations related general and administrative costs contributed an increase of $3.2 million and Manufacturing Operations related general and administrative costs and amortization of intangible assets contributed $4.2 million and $609,000, respectively, in each case driven by the acquisitions of Revolution and Deflecto. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(31,412)	$31,423	$(62,835)	(200%)
Gain (loss) on sale of equity securities	28,861	(10,930)	39,791	(364%)
Earnings on equity investment in joint venture	—	4,167	(4,167)	(100%)
Total net realized and unrealized gain	$(2,551)	$24,660	$(27,211)	(110%)

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
During 2023, we recorded consolidated earnings on equity investment in joint venture, which is part of the Life Sciences Portfolio, of $4.2 million for two milestones earned during the period. There were no milestones earned during the year ended December 31, 2024. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information.
Non-recurring legacy legal expense

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Non-recurring legacy legal expense	$(14,857)	$—	$(14,857)	n/a
During the year ended December 31, 2024, we recorded $12.9 million in connection with the AIP Matter in other income (expense) and $2.0 million in other income (expense) in connection with the Slingshot settlement in the consolidated statements of operations. Refer to Note 15 to the consolidated financial statements elsewhere herein for additional information.
Income Taxes

	Years Ended December 31,
	2024	2023	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit	$3,449	$1,504	$1,945	129%
Effective tax rate	(9)%	(2)%	n/a	(7)%
Our income tax benefit for the year ended December 31, 2024 is primarily attributable to recognizing a benefit for losses incurred year to date offset by foreign withholding taxes. Our income tax benefit for the year ended December 31, 2023 is primarily attributable to the use of tax attributes against 2023 earnings and the release of valuation allowance on the remaining federal net operating losses.
Our 2024 effective tax rate in each period differed from the U.S. federal statutory rate primarily due to foreign withholding taxes which we could not recognize as a foreign tax credit and non-deductible items.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2024 and 2023 on foreign tax credits and certain state net operating losses. Refer to Notes 2 and 19 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of December 31, 2024, are recognized as liabilities or generally are otherwise described in Note 15, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere herein. In particular, our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 15 to the accompanying consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of our Energy Operations Business related to the

Benchmark Revolving Credit Facility and the obligations of our Manufacturing Operations Business related to the Deflecto Term Loan are further described in Note 11 to the accompanying consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 10 to the accompanying consolidated financial statements.
Additional cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), human capital, business development, investments in equity securities and intellectual property, and business combinations. At December 31, 2024, we had unrecognized tax benefits, as further described in Note 19 to the consolidated financial statements.
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
At December 31, 2024, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fees for the Benchmark Transaction was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility of approximately $82.7 million and a cash contribution of approximately $15.3 million from other investors in Benchmark, including McArron Partners. Refer to Note 11 to the accompanying consolidated financial statements for additional information regarding the Benchmark Revolving Credit Facility.
On October 18, 2024 the Company acquired Deflecto for a purchase price of $103.7 million, which was funded with a combination of borrowings under the Deflecto Term Loan and from cash on hand. Refer to Note 11 to the accompanying consolidated financial statements for additional information regarding the Deflecto Term Loan.
Furthermore, we intend to grow our company by acquiring additional operating businesses and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of this Annual Report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors.” Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $297.0 million at December 31, 2024, compared to $403.2 million at December 31, 2023.
The Benchmark Revolving Credit Facility and Deflecto Revolving Credit Facility include covenants potentially limiting our borrowing capacity as determined by a leverage ratio. As of December 31, 2024, we were in compliance with all financial covenants applicable to our debt agreements. Refer to Note 11 to the accompanying consolidated financial statements for additional information.

Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Years Ended December 31,
	2024	2023
	(In thousands)
Net cash (used in) provided by:
Operating activities	$50,122	$(22,506)
Investing activities	(212,963)	16,178
Financing activities	97,556	58,632
Effect of exchange rates on cash and cash equivalents	(926)	1
(Decrease) increase in cash and cash equivalents	$(66,211)	$52,305
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Years Ended December 31,
	2024	2023
	(In thousands)
Net (loss) income including noncontrolling interests in subsidiaries	$(34,698)	$68,930
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	33,574	14,728
Accretion of asset retirement obligation	986	—
Change in fair values Series A redeemable convertible preferred stock embedded derivatives and Series B warrants	—	(6,716)
Gain on exercise of Series B warrants	—	(1,525)
Compensation expense for share-based awards	4,795	3,297
Loss (gain) on foreign currency exchange	370	(53)
Change in fair value of equity securities	31,412	(31,423)
(Gain) loss on sale of equity securities	(28,861)	10,930
Unrealized loss (gain) on derivatives	610	(781)
Earnings on equity investment in joint venture	—	(4,167)
Deferred income taxes, net of acquired net deferred tax assets	(6,051)	(3,657)
Changes in assets and liabilities:
Accounts receivable	69,225	(70,313)
Inventories	1,054	3,301
Prepaid expenses and other assets	(9,329)	(820)
Accounts payable and accrued expenses	(8,124)	(4,651)
Royalties and contingent legal fees payable	(5,338)	751
Deferred revenue	497	(337)
Net cash provided by (used in) operating activities	$50,122	$(22,506)

Cash receipts from ARG’s licensees totaled $91.3 million and $12.2 million for the years ended December 31, 2024 and 2023, respectively. Cash receipts from Printronix's customers totaled $31.0 million and $37.3 million for the years ended December 31, 2024 and 2023, respectively. Cash receipts from Benchmark’s customers totaled $61.7 million for the year ended December 31, 2024 and $1.8 million for the period from November 13, 2023 through December 31, 2023. Cash receipts from Deflecto’s customers totaled $24.3 million for the post acquisition period from October 18, 2024 through December 31, 2024. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the year ended December 31, 2024 was $50.1 million, compared to cash used in operations of $22.5 million in the prior year. The increase in cash provided by operations was primarily due to net inflows from the total changes in assets and liabilities (refer to Working Capital discussion below), decrease in accounts receivable, decrease in inventories, increase in prepaid expense and other assets, decrease in accounts payable, decrease in royalties and contingent legal fees payable and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at December 31, 2024 decreased to $39.1 million, compared to $87.0 million at December 31, 2023, which was comprised of the changes in assets and liabilities presented above. The decrease is primarily due to change in accounts receivable and royalties and contingent legal fees payable, which is related to the timing of the cash receipts related to Intellectual Property Operations Business. The decrease in working capital is also due to the increase in accounts payable and accrued expenses and other current liabilities related to our Energy Operations Business and Manufacturing Operations Business. The decreases were partially offset by increases in inventory and prepaid expenses.
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Years Ended December 31,
	2024	2023
	(In thousands)
Acquisition, net of cash acquired (Note 3)	$(87,678)	$(9,409)
Cash reinvested	—	9,965
Patent acquisition	$(14,000)	$(6,000)
Purchases of equity securities	$(20,472)	$(13,072)
Sales of equity securities	57,854	32,106
Distributions received from equity investment in joint venture	—	2,777
Net purchases of property and equipment and additions to oil and gas properties	(148,667)	(189)
Net cash (used in) provided by investing activities	$(212,963)	$16,178
Cash outflows from investing activities for the year ended December 31, 2024 was $213.0 million, as compared to cash inflows of $16.2 million in the prior year, primarily due to the net effect of the acquisition of oil and gas properties in the Revolution Transaction, the acquisition of Deflecto, and net cash inflows from our trading securities portfolio equity securities transactions and sale of Arix shares. Refer to Notes 1 and 3 to the consolidated financial statements elsewhere herein for additional information regarding the Revolution Transaction and Deflecto Transaction. Refer to “Other Income/Expense – Equity Securities Investments” above and Note 4 to the consolidated financial statements elsewhere herein for additional information related to Life Sciences Portfolio.

Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Years Ended December 31,
	2024	2023
	(In thousands)
Repurchase of common stock	$(20,288)	$—
Paydown of Senior Secured Notes	—	(60,000)
Contributions from noncontrolling interest	15,250	—
Borrowings on the Revolving credit facility	86,010	—
Paydown of Revolving Credit Facility	(30,035)	(7,700)
Borrowings on the Term Loan	47,488	—
Dividend on Series A Redeemable Convertible Preferred Stock	—	(1,400)
Taxes paid related to net share settlement of share-based awards	(1,092)	(614)
Proceeds from Rights Offering	—	79,111
Proceeds from exercise of Series B warrants	—	49,000
Proceeds from exercise of stock options	223	235
Net cash provided by financing activities	$97,556	$58,632
Cash inflows from financing activities for the year ended December 31, 2024 increased to $97.6 million, as compared to cash inflows of $58.6 million in the prior year, primarily due to net cash inflows from borrowings on the Benchmark Revolving Credit Facility and Deflecto Term Loan and contributions from noncontrolling interest related to the Revolution Transaction. The increases were partially offset by decreases due to repurchases of common stock and proceeds in 2023 from a rights offering and exercise of warrants which were non-recurring. Refer to Notes 1, 3 and 11 to the consolidated financial statements elsewhere herein for additional information regarding the Revolution Transaction, Benchmark Revolving Credit Facility and Deflecto Term Loan. Refer to Note 16 to the consolidated financial statements elsewhere herein for additional information regarding the repurchase of common stock.
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
We believe that of the significant accounting policies discussed in Note 2 to the consolidated financial statements included elsewhere herein, the following accounting policies require our most difficult, subjective or complex assumptions, judgments and estimates:
•revenue recognition;
•estimates of crude oil and natural gas reserves and values and standardized measure of discounted future net cash flows
•valuation of long-lived assets, goodwill and other intangible assets;
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
Printronix recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services. To determine the transaction price, Printronix estimates the amount of consideration to which it expects to be entitled in exchange for transferring promised goods or services to a customer. Elements of variable consideration are estimated at the time of sale which primarily include product rights of return, rebates, price protection and other incentives that occur under established sales programs. These estimates are developed using the expected value or the most likely amount method and are reviewed and updated, as necessary, at each reporting period. Revenues, inclusive of variable consideration, are recognized to the extent it is probable that a significant reversal recognized will not occur in future periods. The provision for returns and sales allowances is determined by an analysis of the historical rate of returns and sales allowances over recent quarters, and adjusted to reflect management’s future expectations. For additional information regarding Printronix’s net revenues, refer to Note 2 to the consolidated financial statements.
Benchmark recognizes revenue when performance obligations are satisfied at the point control of the product is transferred to the customer. Virtually all of Benchmark’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil and natural gas products and prevailing supply and demand conditions. As a result, the price of the oil and natural gas fluctuate to remain competitive with other available oil and natural gas supplies. To the extent actual volumes and prices of oil and natural gas products are unavailable at the time of reporting, Benchmark will estimate the amounts. For additional information regarding Benchmark’s revenues, refer to Note 2 to the consolidated financial statements. The differences between such estimates and actual amounts of oil and natural gas sales are recorded in the following month upon receipt of payment from the customer and any differences have historically been insignificant.
Deflecto recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services. To determine the transaction price, Deflecto estimates the amount of consideration to which it expects to be entitled in exchange for transferring promised goods or services to a customer. Elements of variable consideration are estimated at the time of sale which primarily include incentives, discounts or rebates that occur under established sales programs. These estimates are developed using the historical experience, anticipated performance and management’s best judgment at the time and are reviewed and updated, as necessary, at each reporting period. Revenues, inclusive of variable consideration, are recognized to the extent it is probable that a significant reversal recognized will not occur in future periods. The allowance for credit losses is determined by evaluating past events and historical loss experience, current events and also future events based on the expectation as of the balance sheet date. For additional information regarding Deflecto’s net revenues, refer to Note 2 to the consolidated financial statements.
Estimate of Crude Oil and Natural Gas Reserves and Values and Standardized Measure of Discounted Future Net Cash Flows
Estimates of crude oil, natural gas and NGL reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Estimated crude oil, natural gas and NGL reserves affect the carrying value of oil and gas properties, depreciation, depletion and amortizations, asset retirement obligations, and evaluation of impairment of oil and natural gas properties. Changes in the estimated reserves could have a significant impact on future results of operations. Refer to the Unaudited Supplemental Information on Oil and Natural Gas Properties included elsewhere in this Annual Report for additional discussion of our net proved reserves and Standardized Measure.
Valuation of Long-lived Assets, Goodwill and Other Intangible Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. For additional information regarding ARG’s patent portfolio valuation estimates, refer to Note 2 to the consolidated financial statements. The Company did not record any long-lived asset, patent or other intangible asset impairment charges for the years ended December 31, 2024 and 2023.
Goodwill asset impairment reviews include determining the estimated fair values of our reporting units. We evaluate Goodwill for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may vary materially from the forecasts. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to operations as an impairment loss. The Company’s goodwill balance relates to primarily Printronix, which was acquired on October 7, 2021, Benchmark, which was acquired on November 13, 2023, and Deflecto, which was acquired on October 18, 2024, refer to Notes 1 and 3 to the consolidated financial statements for additional information. The Company did not record any goodwill impairment charges for the years ended December 31, 2024 and 2023.
Accounting for Income Taxes
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimating of our actual current tax exposure together with assessing temporary differences resulting from recognition differences between the tax code and U.S. GAAP. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statements of operations.
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2024 and 2023. These assets primarily consist of foreign tax credits and net operating loss carryforwards. Refer to Note 19 to the consolidated financial statements for additional information.
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
Recent Accounting Pronouncements
The effects of accounting standards adopted in 2024 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to consolidated financial statements included elsewhere herein.

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
As of December 31, 2024 and 2023, the carrying value of our equity investments in public and private companies was $59.9 million and $99.8 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of December 31, 2024, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $2.3 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts. As of December 31, 2024, we did not have any foreign denominated equity securities.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024, due to the material weakness in our internal control over financial reporting related to Benchmark described below.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
Our management, with the participation of our principal executive officer and our principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Material Weakness Related to Benchmark
Based on the assessment, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2024, as a result of certain deficiencies in information technology (“IT”) general controls (“ITGCs”) for IT systems and applications utilized by Benchmark that are relevant to the preparation of the consolidated financial statements, including appropriate segregation of duties, appropriate restriction of user access and periodic reviews, and program change management controls. These IT deficiencies also resulted in related manual IT-dependent and automated application controls being ineffective. These deficiencies, in the aggregate, constitute a material weakness. Because the material weakness relates to Benchmark, its impact is limited to our Energy Operations and does not impact our other operations.
There were no identified material misstatements to our current year financial statements, no restatements of prior period financial statements and no changes in previously released financial results required as a result of these control deficiencies. In addition, notwithstanding the identified material weakness, management, including our principal executive officer and our principal financial officer, believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent, in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. Generally Accepted Accounting Principles.
Management has excluded Deflecto from its assessment of the internal control over financial reporting as of December 31, 2024, because it was acquired in a business combination during 2024. Deflecto is a wholly-owned subsidiary whose total assets and total revenues represent approximately 18% and 19%, respectively, of our total consolidated assets and revenues as of and for the year ended December 31, 2024.
Our independent registered public accounting firm, Grant Thornton LLP, who audited the 2024 consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting included in this Annual Report on Form 10-K, has expressed an adverse opinion on the Company’s internal control over financial reporting as of December 31, 2024.

Plan for Remediation of Material Weakness
Management is developing a remediation plan to address the material weakness and to improve the design and operating effectiveness of the ITGCs at Benchmark. The remediation plan includes, among other things:
•Reassessing the design and operating effectiveness of internal controls related to change management and user access; and
•Expanding the management and governance over IT system controls.
We are in the process of developing the remediation activities as of the date of this report and believe that upon completion, we will have strengthened the ITGCs at Benchmark to address and successfully remediate the identified material weakness. However, control weaknesses are not considered remediated until new internal controls have been operational for a period of time, are tested, and management concludes that these controls are operating effectively.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Acacia Research Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Acacia Research Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
The Company identified certain deficiencies in information technology (“IT”) general controls for IT systems and applications utilized by Benchmark that are relevant to the preparation of the consolidated financial statements, including appropriate segregation of duties, appropriate restriction of user access and periodic reviews, and program change management controls. These IT deficiencies also resulted in related manual IT-dependent and automated application controls being ineffective. These deficiencies, in the aggregate, constitute a material weakness.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated March 17, 2025 which expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S.

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
Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Deflecto Acquisition, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 18 and 19 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Deflecto Acquisition, Inc. was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Deflecto Acquisition, Inc.
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

/s/ GRANT THORNTON LLP
Houston, Texas
March 17, 2025

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Group adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
Code of Conduct
We have adopted a Code of Conduct that applies to all employees, including our principal executive officer and principal financial officer and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

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

2.1^
Purchase and Sale Agreement dated February 16, 2024 by and between Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC, as Sellers, and BE Anadarko II, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2024)

2.2^
Stock Purchase Agreement dated as of October 18, 2024, by and among Deflecto Holdco LLC, as Purchaser, Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the “Sellers”), Deflecto Acquisition, Inc. and the Sellers’ Representative named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2024)

3.1	Third Amended and Restated Certificate of Incorporation of Acacia Research Corporation (incorporated by reference to the Current Report on Form 8-K filed on May 20, 2022)
3.2	Fifth Amended and Restated Bylaws of Acacia Research Corporation (incorporated by reference to Exhibit 3.1 to Amendment No.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023)
3.3	Certificate of Retirement of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on August 2, 2023)
4.1#	Description of Acacia Research Corporation Capital Stock
10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
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

10.9*
Employment Agreement, effective March 16, 2021, by and between Acacia Research Group, LLC and Jason Soncini (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2021)

10.10*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 3, 2023)
10.11*
Form of Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 3, 2023)

10.12*
Amended and Restated Employment Agreement, effective February 13, 2024, by and between Acacia Research Corporation and Martin D. McNulty, Jr. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2024)

10.13*
Employment Agreement, effective May 3, 2023, among Acacia Research Corporation and Robert Rasamny (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024)

10.14*	2024 Acacia Research Corporation Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed on April 19, 2024)
10.19
Recapitalization Agreement dated October 30, 2022, by and among Acacia Research Corporation, Starboard Value Partners LP and the investors listed on the Schedule of Investors attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2022)

10.20
Amended and Restated Registration Rights Agreement dated as of February 14, 2023, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2023)

10.21^
Loan Agreement dated as of April 17, 2024, by and among BE Anadarko, as Borrower, Frost Bank, as Administrative Agent and LC Issuer, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2024)

10.22
Services Agreement dated December 12, 2023 by and between Starboard Value LP and Acacia Research Corporation (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024)

10.23^
Amended and Restated Credit Agreement dated October 18, 204, among Deflecto, LLC, as Borrower, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1) to the Company’s Current Report 8-K filed on October 21, 2024)

19.1#	Acacia Research Corporation Insider Trading Policy
21.1#	List of Subsidiaries
23.1#	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP
23.2#	Consent of Cawley, Gillespie & Associates, Inc.
24.1	Power of Attorney (included in the signature page hereto).
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
97.1
Acacia Research Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024)

99.1#	Report of Cawley, Gillespie & Associates, Inc. as of December 31, 2024

99.2#	Report of Cawley, Gillespie & Associates, Inc. as of December 31, 2023
101#
The following financial statements from the Company’s Annual Report on Form 10-K for the years ended December 31, 2024 and 2023, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Dated: March 17, 2025	By:	/s/ Martin D. McNulty Jr.
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

Signature	Title	Date

/s/ Martin D. McNulty Jr.	Chief Executive Officer and Director	March 17, 2025
Martin D. McNulty Jr.	(Principal Executive Officer)

/s/ Kirsten Hoover	Interim Chief Financial Officer	March 17, 2025
Kirsten Hoover	(Principal Financial and Accounting Officer)

/s/ Gavin Molinelli	Director	March 17, 2025
Gavin Molinelli

/s/ Isaac Kohlberg	Director	March 17, 2025
Isaac Kohlberg

/s/ Maureen O’Connell	Director	March 17, 2025
Maureen O’Connell

/s/ Geoffrey Ribar	Director	March 17, 2025
Geoffrey Ribar

/s/ Ajay Sundar	Director	March 17, 2025
Ajay Sundar

/s/ Michelle Felman	Director	March 17, 2025
Michelle Felman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), Series A redeemable convertible preferred stock and stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 17, 2025 expressed an adverse opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The estimation of proved reserves used in the calculation of depletion, depreciation and amortization (“DD&A”) expense under the successful efforts method of accounting
As described further in Note 2 to the consolidated financial statements, the Company accounts for its oil and gas properties using the successful efforts method of accounting, which requires management to make estimates of proved reserve volumes and future net revenues to record DD&A expense. To estimate the volume of proved reserves and future net revenue, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of DD&A expense. We identified the estimation of proved reserves of oil and natural gas properties as a critical audit matter.

The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that changes in certain inputs and assumptions necessary to estimate the volumes and future net revenues of the Company’s proved reserves requires a high degree of subjectivity necessary to estimate the volume and future revenues of the Company’s reserves, and could have a significant impact on the measurement of DD&A expense. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment. Our audit procedures related to the estimation of proved reserves included the following, among others.
•We evaluated the level of knowledge, skill and ability of the Company’s reservoir engineering specialists and independent petroleum engineering specialists, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.
•Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process for determining the significant inputs and assumptions, as follows:
•We compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year and examined contractual support for the pricing differentials;
•We tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs;
•We vouched, on a sample basis, the working and net revenue interests used in the reserve report to land and division order records;
•We applied analytical procedures to production forecasts in the reserve report by comparing to historical actual results and to the prior year reserve report.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2022.
Houston, Texas
March 17, 2025

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2024	2023

ASSETS
Current assets:
Cash and cash equivalents	$273,880	$340,091
Equity securities	23,135	63,068
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	26,909	80,555
Inventories	27,485	10,921
Prepaid expenses and other current assets	31,987	23,127
Total current assets	420,146	554,512

Property, plant and equipment, net	23,865	2,356
Oil and natural gas properties, net	191,680	25,117
Goodwill	29,339	8,990
Other intangible assets, net	55,429	33,556
Operating lease, right-of-use assets	9,287	1,872
Deferred income tax assets, net	20,233	2,915
Other non-current assets	6,415	4,227
Total assets	$756,394	$633,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,074	$3,261
Accrued expenses and other current liabilities	20,575	8,405
Accrued compensation	6,277	4,207
Current asset retirement obligation	1,546	—
Royalties and contingent legal fees payable	5,448	10,786
Deferred revenue	1,319	977
Total current liabilities	47,239	27,636

Asset retirement obligation	31,070	294
Long-term lease liabilities	6,778	1,736
Deferred income tax liabilities, net	2,609	—
Revolving credit facility	66,500	10,525
Term loan	47,488	—
Other long-term liabilities	2,091	3,745
Total liabilities	203,775	43,936

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 96,048,999 and 99,895,473 shares issued and outstanding as of December 31, 2024 and 2023, respectively	96	100
Treasury stock, at cost, 20,542,064 and 16,183,703 shares as of December 31, 2024 and 2023, respectively	(118,542)	(98,258)
Accumulated other comprehensive income	(1,180)	—
Additional paid-in capital	910,237	906,153
Accumulated deficit	(275,786)	(239,729)
Total Acacia Research Corporation stockholders' equity	514,825	568,266

Noncontrolling interests	37,794	21,343

Total stockholders' equity	552,619	589,609

Total liabilities and stockholders' equity	$756,394	$633,545
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Years Ended December 31,
	2024	2023

Revenues:
Intellectual property operations	$19,525	$89,156
Industrial operations	30,421	35,098
Energy operations	49,183	848
Manufacturing operations	23,183	—
Total revenues	122,312	125,102

Costs and expenses:
Cost of revenues - intellectual property operations	24,551	34,164
Cost of revenues - industrial operations	14,912	18,009
Cost of production - energy operations	36,291	656
Cost of revenues - manufacturing operations	16,904	—
Sales and marketing expenses - industrial and manufacturing operations	7,217	6,908
General and administrative expenses	55,363	44,429
Total costs and expenses	155,238	104,166
Operating (loss) income	(32,926)	20,936

Other (expense) income:
Equity securities investments:
Change in fair value of equity securities	(31,412)	31,423
Gain (loss) on sale of equity securities	28,861	(10,930)
Earnings on equity investment in joint venture	—	4,167
Net realized and unrealized (loss) gain	(2,551)	24,660
Non-recurring legacy legal expense	(14,857)	—
Change in fair value of the Series B warrants and embedded derivatives	—	8,241
Gain on derivatives - energy operations	2,016	1,177
(Loss) gain on foreign currency exchange	(370)	53
Interest expense	(6,439)	(2,063)
Interest income and other, net	16,980	14,422
Total other (expense) income	(5,221)	46,490

(Loss) income before income taxes	(38,147)	67,426

Income tax benefit	3,449	1,504

Net (loss) income including noncontrolling interests in subsidiaries	(34,698)	68,930

Net income attributable to noncontrolling interests in subsidiaries	(1,359)	(1,870)

Net (loss) income attributable to Acacia Research Corporation	$(36,057)	$67,060

(Loss) income per share:
Net (loss) income attributable to common stockholders - Basic	$(36,057)	$55,140
Weighted average number of shares outstanding - Basic	99,213,835	75,296,025
Basic net (loss) income per common share	$(0.36)	$0.73
Net (loss) income attributable to common stockholders - Diluted	$(36,057)	$53,208
Weighted average number of shares outstanding - Diluted	99,213,835	92,411,818
Diluted net (loss) income per common share	$(0.36)	$0.58

Other comprehensive (loss) income:
Foreign currency translation	$(1,180)	$—
Total other comprehensive loss, net	(1,180)	—
Total comprehensive (loss) income	(35,878)	68,930
Comprehensive income attributable to noncontrolling interests	(1,359)	(1,870)
Comprehensive (loss) income attributable to Acacia Research Corporation	$(37,237)	$67,060
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF SERIES A REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2024
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	—	$—	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$—	$21,343	$589,609
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	(36,057)	—	1,359	(34,698)
Other comprehensive loss	—	—	—	—	—	—	—	(1,180)	—	(1,180)
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	—	15,250	15,250
Change in ownership percentage in subsidiary	—	—	—	—	—	158	—	—	(158)	—
Stock options exercised	—	—	61,667	—	—	223	—	—	—	223
Issuance of common stock for vesting of restricted stock units	—	—	657,515	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	20,081	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(227,376)	—	—	(1,092)	—	—	—	(1,092)
Compensation expense for share-based awards	—	—	—	—	—	4,795	—	—	—	4,795
Repurchase of common stock	—	—	(4,358,361)	(4)	(20,284)	—	—	—	—	(20,288)
Balance at December 31, 2024	—	$—	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619

	Year Ended December 31, 2023
	Series A Redeemable Convertible Preferred Stock		Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	350,000	$19,924	43,484,867	$43	$(98,258)	$663,284	$(306,789)	$11,042	$269,322
Net income including noncontrolling interests in subsidiaries	—	—	—	—	—	—	67,060	1,870	68,930
Distributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	—	(1,390)	(1,390)
Accretion of Series A Redeemable Convertible Preferred Stock to redemption value	—	3,230	—	—	—	(3,230)	—	—	(3,230)
Dividend on Series A Redeemable Convertible Preferred Stock	—	—	—	—	—	(1,400)	—	—	(1,400)
Conversion of Series A Redeemable Convertible Preferred Stock to common stock	(350,000)	(23,154)	9,616,746	10	—	36,023	—	—	36,033
Exercise of Series B warrants	—	—	31,506,849	32	—	129,462	—	—	129,494
Stock options exercised	—	—	67,500	—	—	235	—	—	235
Issuance of common stock from the Rights Offering	—	—	15,068,753	15	—	79,096	—	—	79,111
Issuance of common stock for vesting of restricted stock units	—	—	327,684	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	—	—	(34,167)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	—	—	(142,759)	—	—	(614)	—	—	(614)
Compensation expense for share-based awards	—	—	—	—	—	3,297	—	—	3,297
Acquisition of Benchmark	—	—	—	—	—	—	—	9,821	9,821
Balance at December 31, 2023	—	$—	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$21,343	$589,609
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023

Cash flows from operating activities:
Net (loss) income including noncontrolling interests in subsidiaries	$(34,698)	$68,930
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	33,574	14,728
Accretion of asset retirement obligation	986	—
Change in fair value of Series A redeemable convertible preferred stock embedded derivatives	—	(3,954)
Change in fair value of Series B warrants	—	(2,762)
Gain on exercise of Series B warrants	—	(1,525)
Compensation expense for share-based awards	4,795	3,297
Loss (gain) on foreign currency exchange	370	(53)
Change in fair value of equity securities	31,412	(31,423)
(Gain) loss on sale of equity securities	(28,861)	10,930
Earnings on equity investment in joint venture	—	(4,167)
Unrealized loss (gain) on derivatives	610	(781)
Deferred income taxes, net of acquired net deferred tax assets	(6,051)	(3,657)
Changes in assets and liabilities:
Accounts receivable	69,225	(70,313)
Inventories	1,054	3,301
Prepaid expenses and other assets	(9,329)	(820)
Accounts payable and accrued expenses	(8,124)	(4,651)
Royalties and contingent legal fees payable	(5,338)	751
Deferred revenue	497	(337)
Net cash provided by (used in) operating activities	50,122	(22,506)

Cash flows from investing activities:
Acquisition, net of cash acquired (Note 3)	(87,678)	(9,409)
Cash reinvested	—	9,965
Patent acquisition	(14,000)	(6,000)
Purchases of equity securities	(20,472)	(13,072)
Sales of equity securities	57,854	32,106
Distributions received from equity investment in joint venture	—	2,777
Net purchases of property and equipment and additions to oil and gas properties	(148,667)	(189)
Net cash (used in) provided by investing activities	(212,963)	16,178

Cash flows from financing activities:
Repurchase of common stock	(20,288)	—
Paydown of Senior Secured Notes	—	(60,000)
Contributions from noncontrolling interest	15,250	—
Borrowings on the Revolving credit facility	86,010	—
Paydown of Revolving Credit Facility	(30,035)	(7,700)
Borrowings on the Term Loan	47,488	—
Dividend on Series A Redeemable Convertible Preferred Stock	—	(1,400)
Taxes paid related to net share settlement of share-based awards	(1,092)	(614)
Proceeds from Rights Offering	—	79,111
Proceeds from exercise of Series B warrants	—	49,000
Proceeds from exercise of stock options	223	235
Net cash provided by financing activities	97,556	58,632

Effect of exchange rates on cash and cash equivalents	(926)	1

(Decrease) increase in cash and cash equivalents	(66,211)	52,305

Cash and cash equivalents, beginning	340,091	287,786

Cash and cash equivalents, ending	$273,880	$340,091

Supplemental schedule of cash flow information:
Interest paid	$5,058	$2,513
Income taxes paid	1,048	831
Noncash investing and financing activities:
Accrued patent costs	—	4,000
Distribution to noncontrolling interests in subsidiaries	—	1,390
The accompanying notes are an integral part of these consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or “our”) is a disciplined value-oriented acquirer and operator of businesses across public and private markets and industries including but not limited to the industrial, energy and technology sectors. We acquire businesses with a view towards strong free cash flow generation and with an ability to scale where we can tap into our deep industry relationships, significant capital base, and transaction expertise to materially improve performance. We are focused on sourcing, execution, and improvement. We find unique situations, bring a flexible and creative approach to transacting, and relationships and expertise to drive continual improvement in operating performance. We approach transactions as business owners and operators rather than purely as financial investors and we believe it is our differentiator for creating long-term value for shareholders and partners. We define value through free cash flow generation, book value appreciation, and stock price growth. These are the pillars of the Acacia story.
Acacia creates value by building relationships and providing transaction expertise to create acquisition opportunities where we can meaningfully improve performance. We focus on identifying, pursuing, and acquiring businesses where we are uniquely positioned to deploy our differentiated strategy, people and processes to generate and compound shareholder value. We have a wide range of transactional and operational capabilities to realize the intrinsic value of the businesses that we acquire. Our ideal transactions include the acquisition of public or private companies, the acquisition of divisions of other companies, or structured transactions that can result in the recapitalization or restructuring of the ownership of a business to enhance value.
We are particularly attracted to complex situations where we believe value is not fully recognized, the value of certain operations is masked by a diversified business mix, or where private ownership has not invested the capital and/or resources necessary to support long-term value. Through our public market activities, we aim to initiate strategic block positions in public companies as a path to complete whole company acquisitions or strategic transactions that unlock value. We believe this business model is differentiated from private equity funds, which do not typically own public securities prior to acquiring companies, hedge funds, which do not typically acquire entire businesses, and other acquisition vehicles such as special purpose acquisition companies, which are narrowly focused on completing one singular, defining acquisition.
We regularly evaluate opportunities to acquire new businesses where our research, execution, and operating partners can drive attractive earnings and book value per share growth. Our focus is companies with total enterprise value of $1 billion or less, however, we may pursue larger acquisitions under the right circumstances. Broadly speaking, our potential acquisition targets are founder-owned or privately controlled businesses, entire public companies or carve-outs of specific segments, which show a path to consistent profitability, free cash flow generation and higher risk-adjusted return expectations. We buy businesses to create platforms. The Company remains focused on acquiring and building businesses that have stable cash flow generation with an ability to scale, while retaining the flexibility to make opportunistic acquisitions with high risk-adjusted return characteristics. Acacia then has optionality to grow and reinvest free cash flow or look to monetize and build new platforms.
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (together with certain funds and accounts affiliated with, or managed by, Starboard Value LP, “Starboard”), the Company’s controlling shareholder, provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities. We have also entered into the Services Agreement (as defined below) with Starboard where Starboard has agreed to provide certain trade execution, research, due diligence, and other services on an expense reimbursement basis.
Intellectual Property Operations – Patent Licensing, Enforcement and Technologies Business
The Company through its Patent Licensing, Enforcement and Technologies Business invests in intellectual property and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business, operated under our wholly owned subsidiary, Acacia Research Group, LLC, and its wholly-owned subsidiaries (collectively, “ARG”), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
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
During the years ended December 31, 2024 and 2023, ARG did not obtain control of any new patent portfolios.
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
Energy Operations Acquisition
On November 13, 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC (“Benchmark”). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring. Prior to the Transaction (as defined below), Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. The Company’s consolidated financial statements include Benchmark’s consolidated operations from November 13, 2023 through December 31, 2024.
On April 17, 2024, Benchmark consummated the transaction contemplated in the Purchase and Sale Agreement (the “Revolution Purchase Agreement”), dated February 16, 2024, by and among Benchmark and Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC (collectively, “Revolution”). Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells (such purchase and sale, together with the other transactions contemplated by the Revolution Purchase Agreement, the “Revolution Transaction”) for a purchase price of $145 million in cash (the “Revolution Purchase Price”), subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility (as defined below) and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing, the Company’s interest in Benchmark is approximately 73.5%. The Revolution Transaction has been accounted for as an asset acquisition in accordance with Accounting

Standards Codification (“ASC”) 805-50, “Business Combinations.” Refer to Notes 3 and 11 for additional information related to the Benchmark acquisition and the Benchmark Revolving Credit Facility, respectively.
Manufacturing Operations Acquisition
On October 18, 2024, Deflecto Holdco LLC (“Deflecto Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”), pursuant to that certain Stock Purchase Agreement (the “Deflecto Stock Purchase Agreement”) entered into on the same day with Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the “Deflecto Sellers”), Deflecto and the Sellers’ Representative named therein. Pursuant to the Deflecto Stock Purchase Agreement, Deflecto Purchaser purchased all of the issued and outstanding equity interests of Deflecto, upon the terms and subject to the conditions of the Deflecto Stock Purchase Agreement (such purchase and sale, together with the other transactions contemplated by the Deflecto Stock Purchase Agreement, the “Deflecto Transaction”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC, and office markets. The Deflecto Transaction closed simultaneously with the execution of the Deflecto Stock Purchase Agreement on October 18, 2024. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Deflecto Purchaser against certain claims, losses and liabilities. The Company’s consolidated financial statements include Deflecto’s consolidated operations from October 18, 2024 through December 31, 2024. Refer to Notes 3 and 11 for additional information related to the Deflecto acquisition and the Deflecto Term Loan, respectively.
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
Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations and comprehensive income (loss). Refer to the Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity for noncontrolling interests activity.
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
The Company holds a variable interest in Benchmark as the Company is obligated to absorb the loss and has the right to receive the benefit from Benchmark after the acquisition date and therefore, Benchmark is considered a variable interest entity (“VIE”). We determined that we have the power to direct the activities that most significantly impact Benchmark’s economic performance and we (i) are obligated to absorb the losses that could be significant to Benchmark or (ii) hold the right to receive benefits from Benchmark that could potentially be significant to it.
Segment Reporting
The Company uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. Refer to Note 21 for additional information regarding our four reportable business segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, estimates of variable consideration for revenue, including sales returns, the valuation of equity securities without readily determinable fair value, the determination of excess and obsolete inventories, allowance for credit losses and discounts and customer rebates, product warranty liabilities, estimated crude oil and natural gas reserves, fair value of assets and liabilities acquired in a business combination, stock-based compensation expense, impairment of goodwill, patent-related and other intangible assets, the determination of the economic useful life of amortizable intangible assets, and income taxes and valuation allowances against net deferred tax assets, require its most difficult, subjective or complex judgments.
Revenue Recognition
Intellectual Property Operations
ARG’s revenue is recognized upon transfer of control (i.e., by the granting) of promised bundled IP Rights and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those IP Rights. Revenue contracts that provide promises to grant the right to use IP Rights as they exist at the point in time at which the IP Rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.
For the periods presented, revenue contracts executed by ARG primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technologies owned or controlled by ARG. Revenues also included license fees from sales-based revenue contracts, the majority of which were originally executed in prior periods, which provide for the payment of quarterly license fees based on quarterly sales of applicable product units by licensees (“Recurring License Revenue Agreements”). Revenues may also include court ordered settlements or awards related to our patent portfolio or sales of our patent portfolio. IP Rights granted included the following, as applicable: (i) the grant of a non-exclusive, future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The IP Rights granted were generally perpetual in nature, extending until the legal expiration date of the related patents. The individual IP Rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to grant combined items to which the promised IP Rights are inputs and (ii) the Company’s promise to grant each individual IP right described above to the customer is not separately identifiable from other promises to grant IP Rights in the contract.
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
License revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2024	2023
	(In thousands)
Paid-up license revenue agreements	$17,253	$87,835
Recurring License Revenue Agreements	2,272	1,321
Total	$19,525	$89,156
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
Printronix’s net revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2024	2023
	(In thousands)
Printers, consumables and parts	$27,075	$31,604
Services	3,346	3,494
Total	$30,421	$35,098
Refer to Note 21 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $1.6 million and $1.4 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2024 and 2023, respectively.
Printronix’s payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.

Printronix’s remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $627,000 and $567,000 as of December 31, 2024 and 2023, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of December 31, 2024 are expected to be recognized over a period of approximately two years.
Energy Operations
Benchmark recognizes revenues from sales of oil and natural gas products. The contractual performance obligation is satisfied at the point in time of transfer of control of the product to the customer. Benchmark’s contracts’ pricing provisions are tied to a market index, with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of the oil and natural gas products and prevailing supply and demand conditions. As a result, the price of the oil and natural gas fluctuate to remain competitive with other available oil and natural gas supplies. To the extent actual volumes and prices of oil and natural gas products are unavailable at the time of reporting, Benchmark will estimate the amounts. Benchmark records the differences between such estimates and actual amounts of oil and natural gas sales in the following month upon receipt of payment from the customer and any differences have historically been insignificant.
Benchmark sells oil production to customers at the wellhead or other contractually agreed upon delivery locations. Revenue is recognized when control transfers to the customer upon delivery to the contractually agreed delivery point, at which time the customer takes custody, title, and risk of loss of the product. Revenue is recorded based on contract pricing terms which reflect prevailing market prices, net of pricing differentials. Oil revenue is recognized at the point in time in which control transfers to the customer, and it is probable Benchmark will collect the consideration it is entitled to receive.

Benchmark’s natural gas and natural gas liquids are sold to midstream customers at the lease location, inlet of the midstream entity’s gathering system, the tailgate of a natural gas processing plant, or other contractual delivery point. Benchmark recognizes revenue when control transfers to the purchaser at the point of delivery and it is probable the Company will collect the consideration it is entitled to receive. The midstream entity gathers, processes, and remits proceeds to Benchmark for the resulting sale of natural gas and natural gas liquids, and generally includes a reduction for contractual fees and for percent of proceeds. For the contracts where Benchmark maintains control through the outlet of the midstream processing facility, Benchmark recognizes revenue on a gross basis, with gathering, transportation, and processing fees presented as an expense on the consolidated statements of operations and comprehensive income (loss). Alternatively, where Benchmark relinquishes control at the inlet of the midstream processing facility, Benchmark recognizes natural gas and natural gas liquids revenues based on the net amount of the proceeds received from the midstream processing entity as customer.
Benchmark’s other service sales include services that provides a variety of oilfield and land services to their customers.
Benchmark’s proportionate share of production from non-operated properties is generally marketed at the discretion of the operators with Benchmark receiving a net payment from the operator representing Benchmark’s proportionate share of sales proceeds, which is net of costs incurred by the operator, if any. Such non-operated revenues are recognized at the net amount of proceeds to be received by Benchmark during the month in which production occurs, and it is probable Benchmark will collect the consideration it is entitled to receive. Proceeds are generally received by Benchmark within two to three months after the month in which production occurs.
Benchmark’s realized and unrealized derivative gain or (loss) are included in other income or (expense) in the consolidated statements of operations and comprehensive income (loss). Refer to Derivative Financial Instruments as described below.

Benchmark’s revenue were comprised of the following for the periods presented:

	Year Ended December 31, 2024	November 13, 2023 to December 31, 2023
	(In thousands)
Oil sales	$26,468	$256
Natural gas sales	9,194	372
Natural gas liquids sales	13,014	220
Other service sales	507	—
Total	$49,183	$848
Manufacturing Operations
Deflecto recognizes revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration which it expects to receive for providing those goods or services. To determine the transaction price, Deflecto estimates the amount of consideration to which it expects to be entitled in exchange for transferring promised goods or services to a customer. Elements of variable consideration are estimated at the time of sale which primarily include incentives, discounts or rebates that occur under established sales programs. These estimates are developed using the historical experience, anticipated performance and management’s best judgment at the time and are reviewed and updated, as necessary, at each reporting period. Revenues, inclusive of variable consideration, are recognized to the extent it is probable that a significant reversal recognized will not occur in future periods.
Deflecto enters into contract arrangements, which are generally capable of being distinct and accounted for as a single performance obligation. Deflecto allocates the transaction price to each distinct performance obligation within the contract.
Substantially all of Deflecto’s revenues for products are recognized at the point in time in which the customer obtains control of the product, which is generally when product title passes to the customer upon shipment. As a practical expedient, incremental costs of obtaining a contract are expensed as incurred when the expected amortization period is one year or less. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.
Deflecto’s revenue from October 18, 2024 through December 31, 2024 were comprised of the following (in thousands):

Transportation Safety	$7,782
Air Distribution	7,977
Office Product	7,424
Total	$23,183

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

	Years Ended December 31,
	2024	2023
	(In thousands)
Inventor royalties	$1,731	$1,025
Contingent legal fees	2,285	10,998
Litigation and licensing expenses	4,438	10,771
Amortization of patents	16,097	11,370
Total	$24,551	$34,164
Inventor Royalties and Contingent Legal Expenses
Inventor royalties are expensed in the consolidated statements of operations and comprehensive income (loss) in the period that the related revenues are recognized. Patent costs, including any upfront advances paid to patent owners by ARG’s operating subsidiaries, that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations and comprehensive income (loss). Any unamortized upfront advances recovered from net revenues are expensed in the period recovered and included in amortization expense in the consolidated statements of operations and comprehensive income (loss).
Contingent legal fees are expensed in the consolidated statements of operations and comprehensive income (loss) in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, ARG’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.
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
Industrial Operations
Included in cost of revenues are inventory costs (refer to “Inventories” below), indirect labor, overhead and warranty costs. Printronix offers both assurance-type and service-type product warranties with varying terms depending on the product, region and customer contracts. Warranty periods range from three months to two years. The provision for warranty costs is determined by applying the historical claims experience and estimated repair costs to the outstanding units under warranty.

The following is a summary of the accrued warranty liabilities, which are included in accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheets:

	Years Ended December 31,
	2024	2023
	(In thousands)
Beginning balance	$96	$131
Estimated future warranty expense	231	65
Warranty claims settled	(218)	(100)
Ending balance	$109	$96
Energy Operations
Cost of production includes production costs, including lease operating expenses, production taxes, gathering transportation, and marketing costs, are expensed as incurred.
Manufacturing Operations
Included in cost of revenues are inventory costs (refer to “Inventories” below), indirect labor and overhead costs. Shipping and handling fees charged to customers are included in net sales with the corresponding costs included in cost of revenues in the consolidated statements of operations and comprehensive income (loss).
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
Intellectual Property Operations
Three licensees individually accounted for 35%, 17% and 10% of revenues recognized during the year ended December 31, 2024. Two licensees individually accounted for 59% to 26% of revenues recognized during the year ended December 31, 2023.
Historically, ARG has not had material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable license revenue arrangement, for the years ended December 31, 2024 and 2023, 59% and 10%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. Refer to Note 21 for additional information regarding revenue from customers by geographic region.
Two licensees individually represented approximately 56% and 44% of accounts receivable at December 31, 2024. Two licensees individually represented approximately 72% and 26% of accounts receivable at December 31, 2023.
Industrial Operations
No single Printronix customer accounted for more than 10% of revenue for the years ended December 31, 2024 and 2023. Printronix has significant foreign operations, refer to Note 21 for additional information regarding net sales to customers by geographic region.
One Printronix customer individually accounted for 12% of accounts receivable as of December 31, 2024, and two customers individually accounted for 19% and 10% of accounts receivable as of December 31, 2023. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Printronix customer base and by periodic customer credit evaluations performed by Printronix.

One single Printronix vendor individually accounted for 10% and 12% of purchases for the years ended December 31, 2024 and 2023, respectively. Accounts payable to eight vendors represented 12% to 22% of accounts payable as of December 31, 2024, and six vendors represented 24% to 12% of accounts payable as of December 31, 2023.
Energy Operations
Two Benchmark customers individually accounted for 25% and 41% of revenues recognized during the year ended December 31, 2024. Five Benchmark customers accounted for more than 10% of total revenues recognized, ranging from 11% to 29% during the period from November 13, 2023 through December 31, 2023. Two Benchmark customers individually accounted for 40% and 21% of accounts receivable as of December 31, 2024, and two customers individually accounted for 27% and 20% of accounts receivable as of December 31, 2023. Benchmark does not have any foreign operations, refer to Note 21 for additional information regarding revenue from customers by geographic region.
Benchmark’s financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and supply and demand for, crude oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond Benchmark’s control. These factors include the level of global and regional supply and demand for the petroleum products, the establishment of and compliance with production quotas by oil exporting countries, weather conditions, the price and availability of alternative fuels, and overall economic conditions, both foreign and domestic. Benchmark cannot predict future oil and natural gas prices with any degree of certainty.
Sustained weakness in oil and natural gas prices may adversely affect the financial condition and results of operations and may also reduce the amount of net oil and natural gas reserves Benchmark can produce economically. Similarly, any improvement in oil and natural gas prices can have a favorable impact on the Benchmark’s financial condition, results of operations, and capital resources.
Manufacturing Operations
No single Deflecto customer accounted for more than 10% of revenue during the period from October 18, 2024 through December 31, 2024. Deflecto has significant foreign operations, refer to Note 21 for additional information regarding net sales to customers by geographic region.
No Deflecto customers individually accounted for more than 10% of accounts receivable as of December 31, 2024. Exposure to credit risk is adequately covered by its allowance for expected credit losses estimated by Deflecto.
No Deflecto supplier individually accounted for more than 10% of purchases for the period from October 18, 2024 through December 31, 2024. No vendors individually represented more than 10% of accounts payable as of December 31, 2024.
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
Equity Securities
Investments in equity securities are reported at fair value on a recurring basis, with related realized and unrealized gains and losses in the value of such securities recorded in other income or (expense) in the consolidated statements of operations and comprehensive income (loss). Dividend income is included in other income or (expense). Refer to Note 4 for additional information.
Equity Securities Without Readily Determinable Fair Value
For equity securities that do not have a readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in other income or (expense) in the consolidated statements of operations and comprehensive income (loss). To date, the Company has not recorded any impairments nor upward or downward adjustments on our equity securities without readily determinable fair values held as of December 31, 2024 and 2023. Refer to Note 4 for additional information.
Equity Method Investments
Equity investments in common stock and in-substance common stock without readily determinable fair values in companies over which the Company has the ability to exercise significant influence, are accounted for using the equity method of accounting. Acacia includes its proportionate share of earnings and/or losses of its equity method investees in earnings on equity investment in joint venture in the consolidated statements of operations and comprehensive income (loss). We have made an accounting policy election to classify distributions received from equity investment in joint venture using the nature of distribution approach which classifies distributions received from investees as either cash inflows from operating activities or cash inflows from investing activities in the statement of cash flows based on the nature of the activities of the investee that generated the distribution. Refer to Note 4 for additional information.
Investments in preferred stock with substantive liquidation preferences are accounted for at cost, (subject to impairment considerations, as described below, if any), as adjusted for the impact of changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. In-substance common stock is an investment in an entity that has risk and reward characteristics that are substantially similar to that entity’s common stock. An investment in preferred stock with substantive liquidation preferences over common stock, is not substantially similar to common stock, and therefore is not considered in-substance common stock. A liquidation preference is substantive if the investment has a stated liquidation preference that is significant, from a fair value perspective, in relation to the purchase price of the investment. A liquidation preference in an investee that has sufficient subordinated equity from a fair value perspective is substantive because, in the event of liquidation, the investment will not participate in substantially all of the investee’s losses, if any. The initial determination of whether an investment is substantially similar to common stock is made on the initial date of investment if the Company has the ability to exercise significant influence over the operating and financial policies of the investee. That determination is reconsidered if (i) contractual terms of the investment are changed, (ii) there is a significant change in the capital structure of the investee, including the investee’s receipt of additional subordinated financing, or (iii) the Company obtains an additional interest in an investment, resulting in the method of accounting for the cumulative interest being based on the characteristics of the investment at the date at which the Company obtains the additional interest.
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
Impairment of Investments
Acacia reviews its investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Acacia considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Acacia evaluates, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. Acacia also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statements of operations and comprehensive income (loss) and a new cost basis in the investment is established.

Accounts Receivable and Allowance for Credit Losses
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of December 31, 2024 and 2023.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of December 31, 2024 and 2023, Printronix’s combined allowance for credit losses and allowance for sales returns was $425,000 and $56,000, respectively.
Energy Operations
Benchmark’s oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark’s accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2024 and 2023, Benchmark’s allowance for credit losses was $225,000 and zero, respectively.
Manufacturing Operations
Deflecto’s accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is determined by evaluating past events and historical loss experience, current events and also future events based on the expectation as of the balance sheet date. Deflecto’s receivables are written off when it is determined that such receivables are deemed uncollectible. Deflecto pools its receivables based on similar risk characteristics in estimating its expected credit losses. In situations where a receivable does not share the same risk characteristics with other receivables, Deflecto measures those receivables individually. Deflecto also continuously evaluates such pooling decisions and adjusts as needed from period to period as risk characteristics change.
Deflecto utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on Deflecto’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: past due receivables and the customer creditworthiness on the level of estimated credit losses in the existing receivables. Deflecto’s allowance for expected credit losses and discounts was $669,000 and customer rebates was $4.2 million as of December 31, 2024, and are reported as a reduction of accounts receivable.

Inventories
Industrial Operations
Printronix’s inventories, which include material, labor and overhead costs, are valued at the lower of cost or net realizable value. Cost is determined at standard cost adjusted on a first-in, first-out basis for variances. Cost includes shipping and handling fees and other costs, including freight insurance and customs duties for international shipments, which are subsequently expensed to cost of sales. Printronix evaluates and records a provision to reduce the carrying value of inventory for estimated excess and obsolete stocks based upon forecasted demand, planned obsolescence and market conditions. Refer to Note 5 for additional information related to Printronix’s inventories.
Energy Operations
Benchmark’s inventory represents tangible assets such as drilling pipe, tubing, casing and operating supplies used in Benchmark’s future drilling program or repair operations. Cost is determined using the first-in, first-out method and is valued at the lower of cost or net realizable value. Refer to Note 5 for additional information related to Benchmark’s inventories.
Manufacturing Operations
Deflecto’s inventories, which include material, labor and overhead costs, are valued at the lower of cost or net realizable value. Cost is determined on an average or a first-in, first out basis. Deflecto evaluates and records a provision to reduce the carrying value of inventory for estimated excess and obsolete stocks based upon forecasted demand, planned obsolescence and market conditions. Refer to Note 5 for additional information related to Deflecto’s inventories.
Derivative Financial Instruments
Benchmark records open derivative instruments at fair value as either commodity derivative assets or liabilities. Benchmark has not designated any derivative instruments as cash-flow hedges, but uses these instruments to reduce exposure to fluctuations in commodity prices related to production. Unrealized gains and losses, at fair value, are included in the consolidated balance sheets as prepaid expenses and other current assets or other non-current assets or liabilities based on the anticipated timing of cash settlements under the related contracts. Realized and unrealized changes in the fair value of our commodity derivative contracts are included in other income or (expense) in the consolidated statements of operations and comprehensive income (loss) for the period as they occur. Refer to Note 13 for additional information.
Property, Plant and Equipment
Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statements of operations and comprehensive income (loss) for the period of sale or disposal. Refer to Note 6 for additional information. Depreciation and amortization is computed on a straight-line basis over the following estimated useful lives of the assets:

Machinery and equipment	2 to 10 years
Vehicles	3 to 5 years
Furniture and fixtures	3 to 7 years
Computer hardware and software	3 to 5 years
Building and leasehold improvements	2 to 40 years (Lesser of lease term or useful life of improvement)
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At December 31, 2024, as most of Benchmarks’ wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas properties are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
Leases
The Company determines if an arrangement is or contains a lease at inception by assessing whether the arrangement contains an identified asset and whether it has the right to control the identified asset. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the lease commencement date based on the present value of future lease payments over the lease term. ROU assets are based on the measurement of the lease liability and also include any lease payments made prior to or on lease commencement and exclude lease incentives and initial direct costs incurred, as applicable. The Company’s leases primarily consist of facility leases which are classified as operating leases. Lease expense is recognized on a straight-line basis over the lease term.
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. As permitted under GAAP, for some leases the Company does not separate lease components from non-lease component by class of asset and the Company does not record assets or liabilities for leases with terms of one year or less. Refer to Note 15 for additional information.
Impairment of Long-lived Assets
ARG’s patents include the cost of patents or patent rights acquired from third-parties or obtained in connection with business combinations. ARG’s patent costs are amortized utilizing the straight-line method over their estimated useful lives, ranging from two to five years. Refer to Note 8 for additional information.
Printronix’s intangible assets consist of trade names and trademarks, patents and customer and distributor relationships. These definite-lived intangible assets, at the time of acquisition, are recorded at fair value and are stated net of accumulated amortization. Printronix currently amortizes the definite-lived intangible assets on a straight-line basis over their estimated useful lives of seven years. Refer to Note 8 for additional information.

Deflecto’s intangible assets consist of trade names and patents related to unique manufacturing technology and product design. These definite-lived intangible assets, at the time of acquisition, are recorded at fair value and are stated net of accumulated amortization. Deflecto currently amortizes the definite-lived intangible assets on a straight-line basis over their estimated useful lives from two months to 15 years. Refer to Note 8 for additional information.
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
Asset Retirement Obligation
Asset retirement obligation (“ARO”) represents the future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from the leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. Significant inputs used to calculate the ARO include estimates and timing of costs to be incurred, the credit adjusted discount rates and inflation rates. The Company has designated these inputs as Level 3 significant unobservable inputs. The ARO is accreted to its present value each period, and the capitalized asset retirement costs are depleted with proved oil and natural gas properties using the units-of-production method. If estimated future costs of ARO change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated ARO can result from changes in cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.
Contingent Liabilities
The Company, from time to time, is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and the Company’s analysis of potential outcomes, if the Company determines that a loss arising from such matters is probable and can be reasonably estimated, an estimate of the contingent liability is recorded in its consolidated financial statements. If only a range of estimated loss can be determined, an amount within the range that, based on estimates, assumptions and judgments, reflects the most likely outcome, is recorded as a contingent liability in the consolidated financial statements. In situations where none of the estimates within the estimated range is a better estimate of probable loss than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Litigation expenses for these types of contingencies are recognized in the period in which the litigation services were provided. Refer to Note 15 for additional information.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivables, current liabilities and revolving credit facility and term loan approximates their fair values due to their short-term maturities or the fact that the interest rate of the revolving credit facility is based upon current market rates. Refer to Note 13 for additional information.

Fair Value Measurements
U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Refer to Note 13 for additional information.
Treasury Stock
Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock in the consolidated balance sheets. Refer to Note 16 for additional information.
Advertising
Printronix expenses advertising costs, including promotional literature, brochures and trade shows, as incurred. Advertising expense was approximately $589,000 and $636,000 during the years ended December 31, 2024 and 2023, respectively, and is included in sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss).
Deflecto expenses advertising costs as incurred. Advertising expense was approximately $159,000 during the period from October 18, 2024 through December 31, 2024.
Research and Development Costs
Deflecto research and development costs are charged to expense as incurred. Research and development costs was approximately $37,000 during the period from October 18, 2024 through December 31, 2024.
Stock-Based Compensation
The compensation cost for all time-based stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is currently one to four years. Compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The fair value of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based stock awards (“PSUs”) are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. Refer to Note 17 for additional information.
Foreign Currency
In connection with our Printronix business, the U.S. dollar is the functional currency for all of Printronix’s foreign subsidiaries. Transactions that are recorded in currencies other than the U.S. dollar may result in transaction gains or losses at the end of the reporting period and when trade receipts and payments occur. For these subsidiaries, the assets and liabilities have been re-measured at the end of the period for changes in exchange rates, except inventories and property, plant and equipment, which have been remeasured at historical average rates. The consolidated statements of operations and comprehensive income (loss) have been reevaluated at average rates of exchange for the reporting period, except cost of sales and depreciation, which have been reevaluated at historical rates.
In connection with our Deflecto business, the local currency is the functional currency for each of Deflecto’s foreign subsidiaries. Assets and liabilities of Deflecto’s foreign subsidiaries are translated from foreign currencies into U.S. dollar at the exchange rates in effect at the balance sheet date, while income and expenses are translated at the weighted-average exchange rates for the year. The net effects of translating the foreign currency financial statements of these subsidiaries are included in the shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses for all transactions denominated in a currency other than the functional currency are recognized in the period incurred and included in the consolidated statements of operations and comprehensive income (loss).

Although Acacia historically has not had material foreign operations, Acacia is exposed to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound and Euro currency exchange rates, primarily related to foreign cash accounts and certain equity security investments. All foreign currency exchange activity is recorded in the consolidated statements of operations and comprehensive income (loss).
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
Under U.S. GAAP, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Refer to Note 19 for additional information.
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
Basic net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury stock method or the as-converted method, or the two-class method for participating securities, whichever is more dilutive. Potentially dilutive common stock equivalents consist of stock options, restricted stock units, unvested restricted stock, Series A Redeemable Convertible Preferred Stock and Series B Warrants. Refer to Note 20 for additional information.
Recent Accounting Pronouncements
Recently Adopted
In November 2023, the FASB issued ASU 2023-07, “Improvements to Reportable Segment Disclosures”, which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the update for the annual period beginning on January 1, 2024. The adoption of the update did not have a material impact on the Company’s financial position, results of operations or financial statement disclosures. The Company implemented and provided expanded segment disclosures as required under the new guidance on the notes to the consolidated financial statements.
Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires that entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. the Company has not early adopted the new standard. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements and related disclosures.
In November 2024, the FASB issued 2024-03, “Disaggregation of Income Statement Expenses” which requires entities to disclose additional information about specific expense categories in the notes to the financial statements. ASU 2024-03 is effective annual periods beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively to the financial statements. Management is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.
3. ACQUISITION
Benchmark
In November 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Acacia has made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. As of December 31, 2024, management has finalized the valuations of all acquired assets and liabilities assumed in the acquisition and no measurement period adjustments were recorded during the year ended December 31, 2024.
On April 17, 2024, Benchmark consummated the transaction contemplated in the Revolution Purchase Agreement. At the closing of Revolution Transaction pursuant to the Revolution Purchase Agreement, among other things, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells, upon the terms and subject to the conditions of the Revolution Purchase Agreement for a purchase price of $145 million in cash, subject to customary post-closing adjustments. Acacia funded a portion of the Revolution Purchase Price and related fees amounting to $59.9 million with cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility and the remaining being funded through a cash contribution of $15.3 million from other investors. Following closing, the Company’s interest in Benchmark is approximately 73.5%.
The Revolution Transaction is being accounted for as an asset acquisition under ASC 805, Business Combinations as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. The accounting for asset acquisitions is accounted for by using a cost accumulation model, where the cost of the acquisition is allocated to the assets acquired on the basis of relative fair values.
Deflecto
On October 18, 2024, Deflecto Purchaser, a wholly-owned subsidiary of Acacia, acquired Deflecto pursuant to the Deflecto Stock Purchase Agreement. Headquartered in Indianapolis, Indiana Deflecto operates domestically and internationally servicing a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. Deflecto primarily designs, manufactures and sells (i) “take-one” point of purchase brochure, folder and applications display holders, (ii) plastic injection-molded office supply and arts, crafts and education products, (iii) plastic and aluminum air venting and air control products, (iv) extruded vinyl chair mats, (v) safety reflectors for bicycles and (vi) mud flaps and splash guards for the heavy duty truck market. Deflecto has subsidiaries located in the United States, Canada, United Kingdom, People’s Republic of China, Hong Kong and India to support its sales and services domestically and internationally.

The following unaudited pro forma summary presents consolidated information, as if the business combination had occurred on January 1, 2023:

	Years Ended December 31,
	2024	2023
	(Unaudited, in thousands)
Pro forma:
Revenues	$246,644	$313,839
Net (loss) income attributable to Acacia Research Corporation	(24,540)	62,877
We had material, nonrecurring pro forma adjustments directly attributable to the business combination included in the above pro forma revenues and net income. These adjustments included an increase of $10.2 million in property and equipment and an increase of $6.9 million in intangible assets related to the finalization of the valuations. In 2024, we incurred $3.4 million of acquisition-related costs. These expenses are included in general and administrative expenses for the year ended December 31, 2024 and are reflected in pro forma net income for the year ended December 31, 2023, in the table above.
The following table summarizes the consideration transferred to acquire Deflecto and the recognized amounts of identifiable assets and acquired liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred:
Cash	$59,898
Closing indebtedness	21,391
Transaction expenses paid to Sellers	15,290
Adjustment and indemnity escrow amount	2,415
Total consideration	$98,994

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$11,316
Accounts receivables	15,705
Inventories	17,617
Prepaid expenses and other current assets	4,498
Deferred tax assets	11,273
Property, plant and equipment, net	23,203
Operating lease, right-of-use assets	8,841
Customer relationships	20,200
Trade names and trademarks	8,600
Developed technology	1,000
Favorable leases	704
Accounts payable	(8,836)
Accrued expenses	(17,172)
Liability for sales tax and fees	(7,000)
Current lease liabilities	(2,614)
Long-term lease liabilities	(6,354)
Deferred tax liabilities	(2,615)
Total identifiable net assets	$78,366
Goodwill	$20,628

Intangible Assets and Liabilities
As of December 31, 2024, management has preliminary assessed the valuations of all acquired assets and liabilities assumed in the acquisition. The preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the date of acquisition. The final purchase price allocation, which is expected to be completed in 2025, will be based on the final working capital adjustments and other analysis of fair values of acquired assets and liabilities. Goodwill of $20.6 million represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The goodwill recognized is primarily attributed to the assembled workforce of Deflecto and new customer relationships that did not exist at the time of the transaction. None of the goodwill resulting from the acquisition is deductible for tax purposes. All of the goodwill acquired is allocated to the Deflecto reporting unit. Other intangible assets include $20.2 million of customer relationships, $1.0 million of developed technology, $8.6 million of trade names and trademarks and $704,000 of favorable leases, with useful lives ranging from 2 months to 15 years. Trade names and trademarks include indefinite lived intangible assets. Refer to Note 8 for additional information.
The fair values of all intangibles were estimated using the income approach. Specifically, the multi-period excess earnings method was applied in the valuation of the customer relationships, and the relief-from-royalty method was applied in the valuation of the trade names and trademarks. These fair value measurements are based on significant inputs unobservable in the market and, therefore, represent a Level 3 measurement as defined in ASC 820. The key assumptions in applying the multi-period excess earnings method include the discount rate of 22%, growth rate, attrition rate, estimated profit margin and contributory asset charges. The key assumptions in applying the relief-from-royalty method include the applicable projected revenues, discount rate of 22%, remaining economic life or rate of obsolescence and estimated royalty rate. Refer to Note 13 for additional information related to fair value measurements.
4. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
December 31, 2024:
Equity securities - other common stock	$24,898	$118	$(1,881)	$23,135
Total	$24,898	$118	$(1,881)	$23,135

December 31, 2023:
Equity securities - Life Sciences Portfolio	$28,498	$28,600	$(20)	$57,078
Equity securities - other common stock	4,925	1,080	(15)	5,990
Total	$33,423	$29,680	$(35)	$63,068
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”) for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020.
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our consolidated balance sheets as of December 31, 2024 and 2023, the total fair value of the remaining Life Sciences Portfolio investment was $25.7 million and $82.8 million, respectively.
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
The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations and comprehensive income (loss):

	Years Ended December 31,
	2024	2023
	(In thousands)
Change in fair value of equity securities of public companies	$(28,581)	$14,383
Gain on sale of equity securities of public companies	28,581	—
Net realized and unrealized gain	$—	$14,383
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of December 31, 2024 and 2023, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the years ended December 31, 2024 and 2023, our consolidated earnings on equity investment included in the consolidated statements of operations and comprehensive income (loss) was zero and $4.2 million, respectively. No distributions were received during the year ended December 31, 2024. During the year ended December 31, 2023, MalinJ1 made distributions of $2.8 million to Acacia and $1.4 million to noncontrolling interests.
5. INVENTORIES
Inventories consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Raw materials	$8,575	$3,591
Subassemblies and work in process	1,481	1,882
Finished goods	17,429	5,448
Total inventories	$27,485	$10,921

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Machinery and equipment	$14,687	$3,035
Vehicles	404	—
Furniture and fixtures	528	395
Computer hardware and software	1,218	312
Land	2,876	—
Building and leasehold improvements	9,078	1,018
	28,791	4,760
Accumulated depreciation and amortization	(4,926)	(2,404)
Property, plant and equipment, net	$23,865	$2,356
Total depreciation and amortization expense in the consolidated statements of operations and comprehensive income (loss) was $2.6 million and $1.4 million for the years ended December 31, 2024 and 2023, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. Our Manufacturing Operations include $1.5 million of depreciation and amortization in general and administrative expenses for the period from October 18, 2024 through December 31, 2024. For the years ended December 31, 2024 and 2023, our Industrial Operations allocated depreciation and amortization, totaling $991,000 and $1.3 million, respectively, to all applicable operating expense categories, including cost of sales of $501,000 and $421,000, respectively.
7. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark’s oil and natural gas properties consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Proved oil and gas properties	$199,559	$25,276
Unproved oil and gas properties	4,786	—
Accumulated depletion and depreciation	(12,665)	(159)
Oil and natural gas properties, net	$191,680	$25,117
Total depletion and depreciation expense in the consolidated statements of operations and comprehensive income (loss) was $12.5 million for the year ended December 31, 2024 and $245,000 for the period from November 13, 2023 through December 31, 2023. Our Energy Operations includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of December 31, 2024 and 2023.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	December 31, 2024
	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Beginning balance	$7,541	$1,449	$—	$8,990
Acquisition of business	—	—	20,628	20,628
Effect of foreign currency translation	—	—	(279)	(279)
Impairment losses	—	—	—	—
Ending balance	$7,541	$1,449	$20,349	$29,339

	December 31, 2023
	Industrial Operations	Energy Operations	Total
	(In thousands)
Beginning balance	$7,541	$—	$7,541
Acquisition of business	—	1,449	1,449
Impairment losses	—	—	—
Ending balance	$7,541	$1,449	$8,990
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 1 for additional information related to the Printronix and Benchmark acquisitions. Refer to Note 3 for additional information related to the Deflecto acquisition.
Other intangible assets, net consisted of the following:

	December 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$351,403	$(332,211)	$19,192
Industrial operations	7 years	3,400	(1,568)	1,832
Total patents		354,803	(333,779)	21,024
Customer relationships:
Industrial operations	7 years	5,300	(2,446)	2,854
Manufacturing operations	15 years	20,200	(269)	19,931
Total customer relationships		25,500	(2,715)	22,785
Trade name and trademarks
Industrial operations	7 years	3,430	(1,583)	1,847
Manufacturing operations	10 years	400	(8)	392
Manufacturing operations	Indefinite	8,009	—	8,009
Total trade name and trademarks		11,839	(1,591)	10,248
Developed technology - manufacturing operations	10 years	1,000	(20)	980
Favorable leases - manufacturing operations	1.9 years	704	(312)	392
Total		$393,846	$(338,417)	$55,429

	December 31, 2023
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$341,403	$(316,114)	$25,289
Industrial operations	7 years	3,400	(1,083)	2,317
Total patents		344,803	(317,197)	27,606
Customer relationships - industrial operations	7 years	5,300	(1,689)	3,611
Trade name and trademarks - industrial operations	7 years	3,430	(1,091)	2,339
Total		$353,533	$(319,977)	$33,556
Total other intangible asset amortization expense in the consolidated statements of operations and comprehensive income (loss) was $18.4 million and $13.1 million for the years ended December 31, 2024 and 2023, respectively. The Company did not record charges related to impairment of other intangible assets for the years ended December 31, 2024 and 2023. There was no accelerated amortization of other intangible assets for the years ended December 31, 2024 and 2023. Intellectual Property Operations amortization of patents was $16.1 million and $11.4 million for the years ended December 31, 2024 and 2023, respectively, and is expensed in cost of revenues. Industrial Operations amortization of intangible assets was $1.7 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. Manufacturing Operations amortization of intangible assets was $609,000 for the period from October 18, 2024 through December 31, 2024. Industrial Operations and Manufacturing Operations amortization of intangible assets is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
2025	$20,108
2026	5,796
2027	3,356
2028	2,957
2029	1,623
Thereafter	13,580
Total	$47,420
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2024. During the years ended December 31, 2024 and 2023, ARG entered into agreements to obtain preferential future returns for existing patent portfolios for $10.0 million in each respective period, of which $6.0 million was paid in the fourth quarter of 2023 and $14.0 million was paid during the year ended December 31, 2024. As of December 31, 2024 and 2023, zero and $4.0 million of certain patent and patent rights acquisition costs was accrued, respectively, and included in accrued expenses and other current liabilities (see Note 9).

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Accrued consulting and other professional fees	$2,602	$1,595
Income taxes payable	3,832	619
Sales and tax and fees payable	4,818	—
Other tax payable	2,046	—
Revolving credit facility and Term loan interest accrual	1,162	106
Product warranty liability, current	59	30
Service contract costs, current	277	169
Short-term lease liability	3,563	1,248
Accrued patent cost (see Note 7)	—	4,000
Other accrued liabilities	2,216	638
Total	$20,575	$8,405
10. ASSET RETIREMENT OBLIGATIONS
The following is a summary of the asset retirement obligations in the consolidated balance sheets:

	Year Ended December 31, 2024	November 13, 2023 to December 31, 2023
	(In thousands)
Beginning balance	$294	$276
Liabilities acquired	31,336	13
Accretion of discounts	986	5
Ending balance	$32,616	$294
Less: Current portion	(1,546)	—
Asset retirement obligation, long-term	$31,070	$294
11. REVOLVING CREDIT FACILITY AND TERM LOAN
Benchmark Credit Agreement
On September 16, 2022, Benchmark entered into a credit agreement (the “Original Benchmark Credit Agreement”) for a revolving credit facility (the “Original Benchmark Revolver”) and a term loan with a bank. The Original Benchmark Revolver had an initial borrowing base of $25 million and $75 million maximum borrowing capacity. The Original Benchmark Revolver was set to mature on September 16, 2025. The availability under the Original Benchmark Credit Agreement was subject to the borrowing base, which was redetermined on April 1 and October 1 of each year. During 2023, the borrowing base was reduced to $17.5 million and payment was made, which further reduced the borrowing base to $10.5 million. The Original Benchmark Revolver was paid in full during the second quarter of 2024. As of December 31, 2024 and 2023 the outstanding balance on the Original Benchmark Revolver was zero and $10.5 million, respectively. Additionally, Benchmark initially borrowed $3.5 million under a related term loan, which was paid in full during 2023. Benchmark’s outstanding balance on that term loan was zero as of December 31, 2024 and 2023.
Benchmark Loan Agreement
On April 17, 2024 (the “Revolution Closing Date”), in connection with the Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the “Benchmark Loan Agreement”) with Frost Bank, as Administrative

Agent and LC Issuer (“Frost Bank”) and the lenders from time to time party thereto (the “Benchmark Lenders”), governing a new revolving credit facility (the “Benchmark Revolving Credit Facility”), with a maximum aggregate credit amount of $150 million, of which approximately $85 million was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. During the year ended December 31, 2024, Benchmark made payment of $15.5 million under the Benchmark Revolving Credit Facility reducing the borrowing base. As of December 31, 2024 the outstanding balance on the Benchmark Revolving Credit Facility was $66.5 million.
Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of December 31, 2024, the weighted average interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 9%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable. As of December 31, 2024, the Company was in compliance with its covenants related to the Benchmark Loan Agreement
Deflecto Amended and Restated Credit Agreement
In connection with the Deflecto Transaction, on October 18, 2024, Deflecto, LLC (“Borrower”), a wholly-owned subsidiary of Deflecto, and certain of its subsidiaries as guarantors, entered into a $55.0 million amended and restated credit agreement (the “Deflecto Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”). The Deflecto Credit Agreement amended and restated Borrower’s prior credit agreement dated as of April 16, 2021.
The Deflecto Credit Agreement provides for (i) the $48.0 million Deflecto Term Loan with a maturity date of October 18, 2029 and (ii) a $7.0 million secured revolving credit facility (the “Deflecto Revolving Credit Facility” and, together with the Deflecto Term Loan, the “Deflecto Facility”) that expires on October 18, 2029. The Deflecto Facility provides for an uncommitted accordion feature that could provide for an aggregate facility of up to $80.0 million. The Deflecto Facility is secured by substantially all assets of Borrower and the guarantors party thereto (but excluding real property owned as of the closing date of the Deflecto Facility, and, subject to other customary exclusions and exceptions).
Borrowings under the Deflecto Facility bear interest at a rate per annum equal to, at the Borrower’s election, either (i) the “Adjusted Term SOFR Rate” (as defined in the Deflecto Credit Agreement) plus a margin ranging from 2.50% to 3.25% or (ii) the “Alternate Base Rate” (as defined in the Deflecto Credit Agreement) plus a margin ranging from 1.50% to 2.25%. The applicable margin described in the immediately preceding sentence will be determined based on a quarterly total net leverage ratio test. Unused commitments under the Deflecto Revolving Credit Facility are subject to a commitment fee of 0.35% to 0.50% payable on a quarterly basis.
The Deflecto Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. The negative covenants include, among others, limitations on incurrence of indebtedness by Deflecto’s subsidiaries and limitations on incurrence of liens on assets of Deflecto and its subsidiaries. In addition, the Deflecto Credit Agreement requires that Borrower maintain (a) a ratio of consolidated debt (net of up to $5.0 million of unrestricted cash) to consolidated annual earnings before interest, taxes, depreciation and amortization (subject to adjustments set forth in the Deflecto Credit Agreement, “EBITDA”) of (i) on or after December 31, 2024 and prior to December 31, 2025, not greater than 3.25 to 1.00, (ii) on or after December 31, 2025 and prior to December 31, 2026, not greater than 3.00 to 1.00 and (iii) on or after December 31, 2026, not greater than 2.75 to 1.00 and (b) a ratio of consolidated annual EBITDA to fixed charges (including debt and tax cash charges) of not less than 1.20 to 1.00 (commencing with the fiscal quarter ending December 31, 2024).
The Deflecto Credit Agreement contains customary events of default, including, among others, nonpayment (with a grace period for interest payments), material inaccuracy of representations and warranties, violation of covenants (subject to certain grace periods), cross-default to other material indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Deflecto Credit Agreement immediately due and payable. As of December 31, 2024, the Company was in compliance with its covenants related to the Deflecto Credit Agreement.
On October 18, 2024, in connection with the closing of the Deflecto Transaction, Deflecto borrowed the $48.0 million under the Deflecto Term Loan to finance, in part, the Purchase Price for the Deflecto Transaction. Borrower may borrow additional amounts under the Deflecto Facility from time to time as opportunities and needs arise, subject to the terms of the Deflecto Facility. As of December 31, 2024, the interest rate associated with the outstanding balance on the Deflecto Term Loan was 8%. Deflecto’s outstanding balance on Deflecto Term Loan was $47.5 million as of December 31, 2024.
12. STARBOARD INVESTMENT
In order to establish a strategic and ongoing relationship between the Company and Starboard, on November 18, 2019, the Company and Starboard entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Starboard acquired (i) 350,000 shares of Series A Redeemable Convertible Preferred Stock with a stated value of $100 per share, (ii) Series A Warrants to purchase up to 5,000,000 shares of the Company’s common stock (the “Series A Warrants”) and (iii) Series B Warrants to purchase up to 100,000,000 shares of the Company’s common stock (the “Series B Warrants”).
On November 12, 2021, the Board of Directors of the Company (the “Board”) formed a Special Committee comprised of directors not affiliated or associated with Starboard in order to explore the possibility of simplifying the Company’s capital structure. Management of the Company believed that the Company’s capital structure, with multiple different series of securities, made it difficult for investors to understand and value the Company and created an impediment to new public investment.
As a result, on October 30, 2022, and following the unanimous recommendation of the Special Committee of the Board, the Company entered into a Recapitalization Agreement with Starboard (the "Recapitalization Agreement") in order to simplify the Company’s capital structure, pursuant to which, among other things, (1) effective as of November 1, 2022, Starboard exercised the Series A Warrants in full and received 5,000,000 shares of the Company’s common stock, (2) Starboard purchased 15,000,000 shares of the Company’s common stock pursuant to the Concurrent Private Rights Offering (as defined below) and the Unadjusted Series B Warrants (as defined below) were cancelled, and (3) on July 13, 2023, (a) Starboard converted 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of the Company’s common stock (the “Preferred Stock Conversion”), and (b) Starboard exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock, the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million (the “Series B Warrants Exercise”). Such transactions are referred to as the “Recapitalization Transactions.” As a result, Starboard owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date. Accordingly, no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
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
Further, the Series A Redeemable Convertible Preferred Stock accrued cumulative dividends quarterly at an annual rate of 3.0% on the stated value. Upon consummation of the Printronix acquisition in October 2021, the dividend rate increased to 8.0% on the stated value. There were no accrued and unpaid dividends as of December 31, 2024 and 2023.
Under the Recapitalization Agreement, the Company and Starboard agreed to take certain actions related to the Series A Preferred Stock in connection with the Recapitalization, including submitting a proposal for stockholder approval to remove the “4.89% blocker” provision contained in the Company’s Amended and Restated Certificate of Designations (the “Amendment to the Amended and Restated Certificate of Designations”). The Company’s stockholders approved the Amendment to the Amended and Restated Certificate of Designations at the Company’s annual meeting of stockholders held on May 16, 2023 which became effective on June 30, 2023. Subsequently, and in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, on July 13, 2023, Starboard converted an aggregate amount of 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of common stock, which included 27,704 shares of common stock issued in respect of accrued and unpaid dividends. Following Starboard’s conversion of its 350,000 shares of Series A Redeemable Convertible Preferred Stock, the Company no longer had any shares of Series A Redeemable Convertible Preferred Stock outstanding, which resulted in a fair value of zero.
The Company classified the Series A Redeemable Convertible Preferred Stock as mezzanine equity as the instrument would become redeemable at the option of the holder in various scenarios or otherwise on November 15, 2027. As it was probable that the Series A Redeemable Convertible Preferred Stock would become redeemable, the Company accreted the instrument to its redemption value using the effective interest method and recognized any changes against additional paid in capital in the absence of retained earnings. The Company determined that upon entering into the Recapitalization Agreement, the Series A Redeemable Convertible Preferred Stock was not modified related to the redemption, as such action was subject to the receipt of stockholder approval at the Company’s next annual meeting of stockholders. Accordingly, the Series A Redeemable Convertible Preferred Stock continued to be classified as temporary equity and continued to be accreted to its redemption value to the earliest redemption date of November 15, 2024. Accretion for the years ended December 31, 2024 and 2023 was zero and $3.2 million, respectively.
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
The Series B Warrants were recognized at fair value at each reporting period until exercised, which resulted in a fair value of zero, with changes in fair value recognized in other income or (expense) in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2024, no Series B warrants were issued or outstanding.
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
The Company determined that upon entering into the Recapitalization Agreement on October 30, 2022, the Rights Offering and Concurrent Private Rights Offering and related commitment required no recognition in the Company’s financial statements. The Company recognized the proceeds received from the sale of the shares in equity when the sale occurred.
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
Governance
Under the Recapitalization Agreement, the parties agreed that, among other things, for a period from the date of the Recapitalization Agreement until May 12, 2026, the Board of the Company will include at least two (2) directors that are independent of, and not affiliates (as defined in Rule 144 of the Securities Exchange Act of 1934, as amended) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition under the Recapitalization Agreement. Additionally, the Company appointed Gavin Molinelli as a member and as Chair of the Board. The Company and Starboard also agreed that until May 12, 2026, the number of directors serving on the Board will not exceed 10 members.

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
The Recapitalization Agreement also provided that, effective as of the later of the closing of the Recapitalization Transactions and the date on which no Senior Secured Notes remain outstanding, (i) the Securities Purchase Agreement and (ii) that certain Governance Agreement, dated as of November 18, 2019, as amended and restated on January 7, 2020 (the “Governance Agreement”), would be automatically terminated and of no further force and effect without any further action by any party thereto. As a result of the closing of the Recapitalization Transactions, the Securities Purchase Agreement and the Governance Agreement have been terminated and are of no further force and effect.
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the years ended December 31, 2024 and 2023 the Company reimbursed Starboard $476,000 and $216,000, respectively, under the Services Agreement.
13. FAIR VALUE MEASUREMENTS
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
The Company held the following types of financial instruments at fair value on a recurring basis as of December 31, 2024 and 2023:
Equity Securities. Equity securities includes investments in public company common stock and are recorded at fair value based on the quoted market price of each share on the valuation date. The fair value of these securities are within Level 1 of the valuation hierarchy. Equity investments that do not have regular market pricing, but for which fair value can be determined based on other data values or market prices, are recorded at fair value within Level 2 of the valuation hierarchy. The Company has elected to apply the fair value method to one equity securities investment that would otherwise be accounted for under the equity method of accounting. On November 1, 2023, the Company, through a wholly owned subsidiary, entered into the Arix Shares Purchase Agreement with RTW Bio to sell its shares of Arix to RTW Bio for a purchase price of $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). On January 19, 2024, the Company completed such sale for $57.1 million. As a result, as of December 31, 2024, the aggregate carrying amount of this investment was zero, and was included in equity securities, in the consolidated balance sheet (refer to Note 4 for additional information).
Commodity Derivative Instruments: Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement (“ISDA”) with its counterparties, the terms of which provide Benchmark and its counterparties with rights of offset. There are no derivative assets that were subjected to offset for the year ended December 31, 2024. The aggregate fair value of the open commodity derivatives was $2.1 million and $2.7 million as of December 31, 2024 and 2023, respectively. The open commodity derivatives is included in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet (refer to Note 2 for additional information).
Series B Warrants. Series B Warrants were recorded at fair value, using a Black-Scholes option-pricing model (Level 3). On October 28, 2022, the cash exercise feature of the Unadjusted Series B Warrants expired, which resulted in a fair value of zero for such warrants (refer to Note 12 for additional information). The fair value of the remaining Series B Warrants as of July 13, 2023 was estimated based on the following significant assumptions: volatility of 120 percent, risk-free rate of 5.24 percent, term of 0.04 years and a dividend yield of 0 percent. On July 13, 2023, further to the terms of the Recapitalization Agreement and in accordance with the terms of the Series B Warrants, the remaining Series B Warrants were exercised, which also resulted in a fair value of zero as of December 31, 2023 (refer to Note 12 for additional information). As of December 31, 2024, no Series B warrants were issued or outstanding. Refer to the “Embedded derivative liabilities” discussion below for additional information on assumptions.
Embedded derivative liabilities. Embedded derivatives that are required to be bifurcated from their host contract are evaluated and valued separately from the host instrument. During the quarter ended December 31, 2022 in connection with the Recapitalization Agreement, the Company changed its methodology from a binomial lattice framework to an as-converted value (Level 3), based on an expected Series A Redeemable Convertible Preferred Stock conversion date on or prior to July 14, 2023 (refer to Note 12 for additional information).
The volatility of the Company’s common stock is estimated by analyzing the Company’s historical volatility, implied volatility of publicly traded stock options, and the Company’s current asset composition and financial leverage. Prior to December 31, 2022, the selected volatility, as described herein, represented a haircut from the Company’s actual realized historical volatility. A volatility haircut is a concept used to describe a commonly observed occurrence in which the volatility implied by market prices involving options, warrants and convertible debt is lower than historical actual realized volatility. The risk-free interest rate was based on the yield on the U.S. Treasury with a remaining term equal to the expected term of the conversion and early redemption options. The fair value of the embedded derivative as of July 13, 2023 was estimated based on the following significant assumptions: coupon rate of 8.00 percent, conversion ratio of 27.40, conversion date of July 14, 2023 and a discount rate of 14.80 percent. On July 13, 2023, in accordance with the terms of the Series A Redeemable Convertible Preferred Stock, as amended, and the Recapitalization Agreement, Starboard converted the Series A Redeemable Convertible Preferred Stock into common stock, which resulted in a fair value of zero as of December 31, 2023 (refer to Note 12 for additional information). As of December 31, 2024, the Company no longer had any shares of Series A Redeemable Convertible Preferred Stock outstanding.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
December 31, 2024:
Equity securities	$23,135	$—	$—	$23,135
Commodity derivative instruments	—	2,114	—	2,114
Total	$23,135	$2,114	$—	$25,249

December 31, 2023:
Equity securities	$63,068	$—	$—	$63,068
Commodity derivative instruments	—	2,723	—	2,723
Total	$63,068	$2,723	$—	$65,791
Benchmark’s realized derivative gain for the year ended December 31, 2024 was $2.6 million and for the period from November 13, 2023 through December 31, 2023 was $396,000. Benchmark’s unrealized derivative loss for the year ended December 31, 2024 was $610,000 and Benchmark’s unrealized derivative gain for the period from November 13, 2023 through December 31, 2023 was $781,000. No amounts are netted under the terms of the ISDA.
The following table sets forth a summary of the changes in the estimated fair value of the Company’s Level 3 liabilities, which were measured at fair value on a recurring basis. There are no Level 3 liabilities as of December 31, 2024. The changes in the estimated fair value of the Company’s Level 3 liabilities as of December 31, 2023 were as follows:

	Series A Embedded Derivative Liabilities	Series B Warrant Liabilities	Total
	(In thousands)
Balance at December 31, 2022	$16,835	$84,780	$101,615
Exercise of warrants	—	(82,018)	(82,018)
Conversion of redeemable convertible preferred stock	(12,881)	—	(12,881)
Remeasurement to fair value	(3,954)	(2,762)	(6,716)
Balance at December 31, 2023	—	—	—
In accordance with U.S. GAAP, from time to time, the Company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets and liabilities accounted for on a non-recurring basis include asset retirement obligations incurred by the drilling of new oil and natural gas wells, the change in estimated asset retirement obligations, and the carrying value of proved and unproved oil and natural gas properties following impairment. The fair value of the asset retirement obligations is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount and significant inputs include the estimated plug and abandonment cost per well, the estimated life per well and the credit-adjusted risk-free rate. The fair value of the asset retirement obligations are within Level 3 of the fair value hierarchy. In connection with our Revolution asset acquisition, the fair value of the oil and gas properties is determined based upon estimated future discounted cash flow, a Level 3 input, using estimated production which we reasonably expect, and estimated prices adjusted for differentials. Unobservable inputs include estimated future oil and natural gas production, prices, operating and development costs and a discount rate of 12%, all Level 3 inputs within the fair value hierarchy. The Company also reviews the carrying value of equity securities without readily determinable fair value, equity method investments and patents on a quarterly basis for indications of impairment, and other long-lived assets at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required. In connection with our Deflecto acquisition, nonrecurring Level 3 valuations were performed for certain intangible assets, refer to Note 3 for additional information.
14. RELATED PARTY TRANSACTIONS
The Company reimbursed an aggregate amount of $50,000 and $129,000 during the years ended December 31, 2024 and 2023, respectively, to former executive officers in connection with legal fees incurred following such officers’ respective departures from the Company.
In 2023, the Company entered into a Loan Facility (“Loan Facility”) with a related private portfolio company. As of December 31, 2024 and 2023, the Loan Facility balance including interest receivable was $3.5 million and $2.2 million, respectively. The Loan Facility is not impaired and no allowance for credit loss was deemed necessary as of December 31, 2024. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $295,000 and $97,000 in interest income during the years ended December 31, 2024 and 2023, respectively. The receivable is included in other non-current assets in the consolidated balance sheets.
Refer to Note 12 for information about the Recapitalization Agreement and Services Agreement with Starboard.
15. COMMITMENTS AND CONTINGENCIES
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
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, as amended, we have leased approximately 4,600 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provided for annual rent increases, and did not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlord’s substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date was February 28, 2025. During July 2022, we entered into a second amendment of the New York office lease, to add space to the existing premises and increase the annual fixed rent through the existing expiration date. The new fixed rent commenced upon the landlord’s substantial completion of the additional space, which occurred on September 19, 2022. On June 23, 2023, the Company notified the landlord of its election to early terminate the lease effective as of March 31, 2024, pursuant to the terms set forth in the lease. In connection with such early termination election, the Company paid the landlord a termination payment as set forth in the lease. During September 2023, we entered into a fourth amendment of the New York office lease, which provides for (among other things): (a) the surrender a portion of the premises (Unit 602) effective as of March 31, 2024; (b) the rescission of the early termination election as it relates to the remaining portion of the premises (Unit 601); (c) an extension of the lease term with respect to Unit 601 for 40 months commencing on April 1, 2024 and expiring on July 31, 2027; and (d) annual rent increases, with no right to early terminate or extend the lease.
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
Deflecto leases various land, buildings, offices and equipment. Certain of these leases contain various options to renew and expire at varying dates through December 2031. Leases are executed in the United States, United Kingdom, Canada and China. The exercise of lease renewal options is at the Deflecto’s sole discretion. Deflecto regularly evaluates the renewal options and when they are reasonably certain of exercise, Deflecto includes the renewal period in the lease term.
Printronix conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through November 2026. Leases are executed in the United States, Europe, China, Singapore and Malaysia. Printronix has leased 73,649 square feet of facilities space. Lease term varies and may provide for annual rent increases and provide the right to early termination under certain circumstances or extend the lease.

Balance at	Weighted-Average Remaining Term	Weighted-Average Discount Rate
Balance at December 31, 2023
Operating leases	2.9 years	6%
Balance at December 31, 2024
Operating leases	3.8 years	6%
Finance leases	3.2 years	7%
The Company’s operating lease costs were $1.8 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively.
The table below presents aggregate future minimum lease payments due under the Company’s leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of December 31, 2024 (in thousands):

Years Ending December 31,
2025	$4,120
2026	3,490
2027	1,703
2028	632
2029	598
Thereafter	1,196
Total minimum payments	11,739
Less: short-term lease liabilities	(3,563)
Less: present value discount	(1,398)
Long-term lease liabilities	$6,778
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
On September 6, 2019, Slingshot Technologies, LLC (“Slingshot”), filed a lawsuit in Delaware Chancery Court against the Company and ARG (collectively, the “Acacia Entities”), Monarch Networking Solutions LLC (“Monarch”), former Acacia board member Katharine Wolanyk, and Transpacific IP Group, Ltd. (“Transpacific”). Slingshot alleges that the Acacia Entities and Monarch misappropriated its confidential and proprietary information, purportedly furnished to the Acacia Entities and Monarch by Ms. Wolanyk, in acquiring a patent portfolio from Transpacific after Slingshot’s exclusive option to purchase the same patent portfolio from Transpacific had already expired. Slingshot seeks monetary damages, as well as equitable and injunctive relief related to its alleged right to own the portfolio. On March 15, 2021, the Court issued orders granting Monarch’s motion to dismiss for lack of personal jurisdiction and Ms. Wolanyk’s motion to dismiss for lack of subject matter jurisdiction. The remaining parties served written discovery requests and responses, exchanged their respective document productions, and completed depositions as of October 27, 2022. On November 18, 2022, the Acacia Entities and Transpacific filed motions for summary judgment on Slingshot’s claims. Slingshot filed its opposition to the summary judgment motions on December 23, 2022, and the Acacia Entities and Transpacific filed their replies on January 10, 2023. The Chancery Court removed from the calendar the two-day trial on liability that had been scheduled for April 18–19, 2023, and instead set the hearing on the summary judgment motions for April 19, 2023. On April 19, 2023, the Chancery Court heard oral argument and took the summary judgment motions under advisement. On July 26, 2023, the Court held a telephonic hearing during which it delivered its ruling on the motions for summary judgment. The Court granted Transpacific’s motion and deferred ruling on the Acacia Entities’ motion pending further briefing as to whether the Court has subject matter jurisdiction. On September 14, 2023, the Acacia Entities and Slingshot filed a joint submission with the Chancery Court agreeing to proceed in Delaware Superior Court based on the Chancery Court’s apparent lack of subject matter jurisdiction over the remaining claims, and on September 21, 2023, the Chancery Court issued an order transferring the case to Delaware Superior Court. The case was subsequently assigned to Judge Eric M. Davis in the Complex Commercial Litigation Division of the Superior Court. On January 8, 2024, Judge Davis held an initial status conference, during which he instructed the Acacia Entities and Slingshot to refile their respective summary judgment briefs in Superior Court for the Court’s consideration. The oral arguments on the Acacia Entities’ motion for summary judgment took place on March 28, 2024. On June 20, 2024, the Court issued its ruling denying the Acacia Entities’ motion for summary judgment. On October 15, 2024, the parties entered into a settlement agreement, after which they filed a stipulation of dismissal, concluding the litigation. The expenses related to the settlement agreement are included in non-recurring legacy legal expense in the consolidated statements of operations and comprehensive income (loss).
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
We had been engaged in a dispute involving those former executives’ profit interests in AIP (the “AIP Matter”) and on August 2, 2024 the AIP Matter was settled, which resulted in a $14.5 million payment by Acacia during the year ended December 31, 2024. Accordingly, for the year ended December 31, 2024, non-recurring legacy legal expense includes an aggregate additional expense of $12.9 million, which is incremental to amounts expensed in prior periods.
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of December 31, 2024.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of December 31, 2024 and 2023, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark’s acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the year ended December 31, 2024.
16. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On November 9, 2023, the Board approved a stock repurchase program (the “Repurchase Program”) for up to $20.0 million of the Company's common stock, subject to a cap of 5,800,000 shares of common stock. The Repurchase Program has no time limit and does not require the repurchase of a minimum number of shares. The common stock may be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During the year ended December 31, 2024, we completed the Repurchase Program with total common stock purchases of 4,358,361 shares for the aggregate amount of $20.0 million. The Repurchase Program has been substantially completed.

Stock repurchases during the year ended December 31, 2024, all of which were purchased pursuant to the Repurchase Program, were as follows:

	Total Number of Shares Purchased	Average Price paid per Share	Approximate Dollar Value of Shares that May Yet be Purchased under the Program
			(In thousands)
August 1, 2024 - August 31, 2024	676,775	$4.68	$16,833
September 1, 2024 - September 30, 2024	860,347	$4.72	$12,769
Total repurchases in the quarter	1,537,122	$4.70

October 1, 2024 - October 31, 2024	1,175,872	$4.64	$7,310
November 1, 2024 - November 29, 2024	798,398	$4.50	$3,721
December 3, 2024 - December 27, 2024	846,969	$4.50	$—
Total repurchases in the quarter	2,821,239	$4.56
Total program repurchases	4,358,361	$4.61
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
17. EQUITY-BASED INCENTIVE PLANS
Stock-Based Incentive Plans
The 2024 Acacia Research Corporation Stock Incentive Plan (“2024 Plan”), the 2016 Acacia Research Corporation Stock Incentive Plan (“2016 Plan”) and the 2013 Acacia Research Corporation Stock Incentive Plan (“2013 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in June 2024, June 2016 and May 2013, respectively. The Plans allow grants of stock options, restricted stock units, and in the case of the 2013 Plan, allowed stock awards with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants. The 2013 Plan expired in May 2023, and as of the effective date of the 2024 Plan, the remaining shares available for issuance under the 2016 Plan were transferred to the 2024 Plan. Therefore, Acacia exclusively grants awards under the 2024 Plan.
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
Discretionary Restricted Stock Unit Grant Program. Under the discretionary restricted stock unit program, Acacia’s compensation committee may grant restricted stock units to eligible individuals, which vest upon the attainment of performance milestones or the completion of a specified period of service. During June 2023, Acacia’s compensation committee adopted a long-term incentive program to incentivize and reward employees, including members of the Company’s executive leadership team, for driving Acacia’s performance over the longer-term and to align employees and shareholders. Under the long-term incentive program, Acacia’s compensation committee granted RSUs subject to time-based vesting requirements and PSUs subject to performance-based vesting requirements to employees of the parent company, including the Company’s Chief Executive Officer, interim Chief Financial Officer, Chief Administrative Officer and General Counsel. The grants are generally intended to cover two years of annual grants (fiscal years 2023 and 2024).
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of December 31, 2024, there were 12,428,239 shares of common stock remain available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of December 31, 2024, there are 16,244,418 shares of common stock reserved for issuance under the Plans.

The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2023	1,108,187	$4.18	$187	7.9 years
Granted	—	$—	$—
Exercised	(61,667)	$3.59	$115
Forfeited/Expired	(45,000)	$5.40	$—
Outstanding at December 31, 2024	1,001,520	$4.16	$437	7.3 years
Exercisable at December 31, 2024	551,064	$4.39	$225	7.2 years
Vested and expected to vest at December 31, 2024	1,001,520	$4.16	$437	7.3 years
Unrecognized stock-based compensation expense at December 31, 2024 (in thousands)	$290
Weighted average remaining vesting period at December 31, 2024	1.1 years
During the year ended December 31, 2024, there were no stock options granted. The aggregate fair value of options vested during the years ended December 31, 2024 and 2023 was $521,000 and $309,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2023	193,665	$3.87	1,408,491	$4.31	1,981,464	$4.61
Granted	36,748	$4.86	143,978	$5.21	—	$—
Vested	(146,078)	$4.27	(657,515)	$4.40	—	$—
Forfeited	(16,667)	$3.60	(61,759)	$4.10	—	$—
Nonvested at December 31, 2024	67,668	$3.63	833,195	$4.42	1,981,464	$4.61
Unrecognized stock-based compensation expense at December 31, 2024 (in thousands)	$45		$2,135		$—
Weighted average remaining vesting period at December 31, 2024	0.2 years		1.2 years		zero years
RSAs and RSUs granted in 2024 are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the years ended December 31, 2024 and 2023 was $623,000 and $731,000. The aggregate fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $2.9 million and $1.5 million. During the year ended December 31, 2024, RSAs and RSUs totaling 803,593 shares were vested and 227,376 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted in 2023 can be earned based upon the level of achievement of the Company’s compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia’s common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has expensed $1.4 million related to the PSUs based on the probability assessment performed as of December 31, 2024.

Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Years Ended December 31,
	2024	2023
	(In thousands)
Options	$481	$401
RSAs	466	618
RSUs	2,457	2,278
PSUs	1,391	—
Total compensation expense for share-based awards	$4,795	$3,297
Total unrecognized stock-based compensation expense for time-based awards as of December 31, 2024 was $2.5 million, which will be amortized over a weighted average remaining vesting period of 1.1 years.
18. RETIREMENT SAVINGS PLANS AND SEVERANCE
Retirement Savings Plans
Acacia has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the years ended December 31, 2024 and 2023, Acacia’s total contribution to the plan was $170,000 and $155,000, respectively.
In the United States of America, Printronix has a 401(k) Savings and Investment Plan, for all eligible U.S. employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k). Printronix matches employee contributions dollar-for-dollar up to the first 1 percent of compensation, and then an additional $0.50 to-the-dollar on the next 1 percent of employee compensation. Printronix’s contributions have graded-vesting annually and become fully vested to the employee after four full years of employment. During the years ended December 31, 2024 and 2023, Printronix’s total contribution to the plan was $51,000 and $61,000, respectively.
Printronix has statutory obligations to contribute to overseas employee retirement funds or the local social security pension funds in China, Malaysia, Singapore, France, Netherlands and the United Kingdom. During the years ended December 31, 2024 and 2023, Printronix’s total contribution overseas was $561,000 and $641,000, respectively.
Deflecto has a defined contribution plan under Section 401(k) for salaried and hourly employees. During the period from October 18, 2024 through December 31, 2024, Deflecto’s total contribution to the plan was $223,000. In addition, Deflecto contributes to a state sponsored retirement plan for its resident employees of China. Contributions are based on approximately 15% of participant base salaries during the period from October 18, 2024 through December 31, 2024.
During the years ended December 31, 2024 and 2023, Acacia entered into separation agreements related to the termination of certain employees. The separation agreements generally provide base salary continuation payments and payments of employee and employer portions of monthly COBRA for a specified period. During the year ended December 31, 2024, Acacia’s total severance expense was $203,000 and during the year ended December 31, 2023, total severance expense was a (credit) of $(580,000) due to a reversal of a prior period accrued expense.

19. INCOME TAXES
The components of (loss) income before income taxes were as follows:

	Years Ended December 31,
	2024	2023
	(In thousands)
Domestic	$(40,372)	$70,912
Foreign	2,225	(3,486)
Total	$(38,147)	$67,426
For purposes of reconciling the Company’s provision for income taxes at the statutory rate a notional 21% tax rate was applied as follows:

	Years Ended December 31,
	2024	2023
Statutory federal tax rate	21%	21%
Foreign rate differential	(5)%	3%
Noncontrolling interests in operating subsidiaries	1%	(1)%
Nondeductible permanent items	(1)%	(1)%
Expired tax attributes	(15)%	6%
Foreign tax credits	—%	(3)%
Derivative fair value adjustment	—%	(3)%
Transaction Costs	(2)%	—%
Valuation allowance	13%	(27)%
Other	(3)%	1%
Effective income tax rate	9%	(2)%
Acacia’s income tax benefit (expense) for the periods presented consisted of the following:

	Years Ended December 31,
	2024	2023
	(In thousands)
Current:
Federal	$(191)	$(215)
State	(111)	37
Foreign	(2,812)	(1,975)
Total current	(3,114)	(2,153)
Deferred:
Federal	1,239	(14,041)
State	107	(925)
Foreign	376	593
Total deferred	1,722	(14,373)

Change in valuation allowance	4,841	18,030
Income tax benefit	$3,449	$1,504

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31,
	2024	2023
	(In thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$50,453	$34,595
Unrealized loss on investments held at fair value	1,025	146
Compensation expense for share-based awards	693	1,095
Accrued expenses	3,677	1,453
Lease liability	2,010	689
State taxes	17	37
Total deferred tax assets	57,875	38,015
Valuation allowance	(26,250)	(30,219)
Total deferred tax assets, net of valuation allowance	31,625	7,796
Deferred tax liabilities:
ROU Asset	(1,956)	(680)
Fixed assets and intangibles	(8,062)	(1,841)
Basis of investment in affiliates	(3,983)	(2,360)
Other	—	—
Total deferred tax liabilities	(14,001)	(4,881)
Net deferred tax assets	$17,624	$2,915
As of December 31, 2024 and 2023, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, “Income Taxes,” wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company’s deferred tax assets, management considers all available evidence, both positive and negative.
Based upon available evidence, it was concluded on a more-likely-than-not basis that as of December 31, 2024 a valuation allowance of $26.3 million was needed for foreign tax credits and certain state tax attributes the Company estimates will expire prior to utilization. As of December 31, 2023, the Company recorded a partial valuation allowance of $30.2 million. The valuation allowance decreased by $4.0 million for the year ended December 31, 2024. The $4.0 million decrease included a decrease of $5.1 million for expired foreign tax credits, an increase of $800,000 recorded in purchase accounting for state net operating losses and an increase of $300,000 for state net operating losses generated in the current year. The valuation allowance decreased by $18.0 million for the year ended December 31, 2023 as a result of the use of tax attributes against 2023 earnings and the release of valuation allowance on the remaining federal net operating losses for which positive evidence supported the realization as of December 31, 2023.
At December 31, 2024, Acacia had U.S. federal, foreign and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $104.0 million, $4.9 million and $56.8 million, respectively. Pursuant to the Tax Cuts and Jobs Act (“TCJA”) enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning January 1, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. $2.2 million of our foreign NOLs, $1.9 million of our state NOLs and all of our federal losses can be carried forward indefinitely. The remaining $2.7 million of foreign NOLs and $56.8 million of state NOLs will expire in varying amounts through 2044.
Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s NOL and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the tax attributes including the Company’s NOL and credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. The Company has completed an analysis through December 31, 2024 and no such ownership change has occurred however ownership changes may occur in the future. An ownership change did occur for Deflecto upon Acacia’s acquisition on October 18, 2024. Approximately $48.8 million of pre-acquisition tax attributes including NOLs are subject to annual limitations under Section 382. The federal NOLs can be carried forward indefinitely but will be subject to a taxable income limitation. The limitation on these attributes have been considered in the Company’s valuation allowance.
As of December 31, 2024, Acacia had approximately $23.4 million of foreign tax credits, expiring between 2025 and 2034. In general, foreign taxes withheld may be claimed as a deduction on U.S. corporate income tax returns, or as a credit against U.S. income tax liabilities, subject to certain limitations.
The following changes occurred in the amount of unrecognized tax benefits:

	Years Ended December 31,
	2024	2023
	(In thousands)
Beginning balance	$757	$760
Additions for current year tax positions	—	—
Additions included in purchase accounting for prior year positions	178	—
Reductions for prior year tax positions	—	(3)
Ending Balance (excluding interest and penalties)	935	757
Interest and penalties	—	—
Total	$935	$757
At December 31, 2024 and 2023, the Company had total unrecognized tax benefits of approximately $935,000 and $757,000, respectively. At December 31, 2024 and 2023, $935,000 and $757,000, respectively, of unrecognized tax benefits are recorded in other long-term liabilities. At December 31, 2024, if recognized, $935,000 of tax benefits would impact the Company’s effective tax rate.
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
Acacia is subject to taxation in the U.S. and in various state/foreign jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. The Company’s 2020 through 2024 tax years generally remain subject to examination by federal, state and foreign tax authorities. However, the Company utilized losses dating back to 2006 within the general statute of limitation periods and therefore tax returns from 2006 through 2024 are still subject to challenge by the taxing authorities. The Company has not been notified by an tax authority for income tax audits.
The Company analyzes undistributed earnings of each foreign subsidiary and has accrued withholding tax of $600,000 for earnings that are not permanently reinvested. No additional deferred tax liability has been provided for as the parent entity would not be required to include the distribution into income as the amount would be tax free under current law.
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

20. INCOME/LOSS PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Years Ended December 31,
	2024	2023
	(In thousands, except share and per share data)
Numerator:
Net (loss) income attributable to Acacia Research Corporation	$(36,057)	$67,060
Dividend on Series A redeemable convertible preferred stock	—	(1,400)
Accretion of Series A redeemable convertible preferred stock	—	(3,230)
Return on settlement of Series A redeemable convertible preferred stock	—	(3,377)
Undistributed earnings allocated to participating securities	—	(3,913)
Net (loss) income attributable to common stockholders - Basic	(36,057)	55,140

Less: Change in fair value and gain on exercise of dilutive Series B warrants	—	(4,287)
Add: Interest expense associated with Starboard Notes, net of tax	—	1,518
Add: Undistributed earnings allocated to participating securities	—	3,913
Reallocation of undistributed earnings to participating securities	—	(3,076)
Net (loss) income attributable to common stockholders - Diluted	$(36,057)	$53,208

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	99,213,835	75,296,025
Potentially dilutive common shares:
Employee stock options and restricted stock units	—	163,738
Series B Warrants	—	16,952,055
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	99,213,835	92,411,818

Basic net (loss) income per common share	$(0.36)	$0.73
Diluted net (loss) income per common share	$(0.36)	$0.58

Anti-dilutive potential common shares excluded from the computation of diluted net income/loss per share:
Equity-based incentive awards	3,883,847	2,098,747
Series B warrants	—	—
Total	3,883,847	2,098,747
21. SEGMENT REPORTING
As of December 31, 2024, the Company operates and reports its results in four reportable segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
The Company reports segment information based on the management approach and organizes its businesses based on products and services. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, and the management approach designates the internal reporting used by the Chief Executive Officer for decision making, allocating resources and performance assessment as the basis for determining the Company’s reportable segments. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. Specific asset information is not included in management’s review at this time.

The Company’s Intellectual Property Operations segment invests in IP and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and Technologies Business we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program. When applicable, we share net licensing revenue with our patent partners as that program matures, on a prearranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. We generate revenues and related cash flows from the granting of IP rights for the use of patented technologies that our operating subsidiaries control or own.
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
The Company’s Energy Operations segment generates operating income from its wells and engages in the acquisition, exploration, development, and production of oil and natural gas resources located in Texas and Oklahoma. Benchmark seeks to acquire predictable and shallow decline, cash flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. The Energy Operations reporting segment did not exist prior to the acquisition of Benchmark in November 2023, accordingly, the periods presented below include Benchmark’s operations for the full year ended December 31, 2024, which include post-asset acquisition earnings related to the Revolution Transaction, compared to an approximate two month period ended December 31, 2023.
The Company’s Manufacturing Operations segment generates operating income by serving a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. Deflecto primarily designs and manufactures (i) “take-one” point of purchase brochure, folder and applications display holders, (ii) plastic injection-molded office supply and arts, crafts and education products, (iii) plastic and aluminum air venting and air control products, (iv) extruded vinyl chair mats, (v) safety reflectors for bicycles and (vi) mud flaps and splash guards for the heavy duty truck market. The Manufacturing Operations reporting segment did not exist prior to the acquisition of Deflecto in October 2024, accordingly, the periods presented below include Deflecto’s operations from October 18, 2024 through December 31, 2024. As of and for the year ended December 31, 2023, the consolidated results represented the results of the Intellectual Property Operations and Industrial Operations and an approximate two month period ended December 31, 2023 results of the Energy Operations.
In addition to the reportable segments above, we have a Parent category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, including legal, human resources, accounting, analytics, finance as well as other general business costs.
We regularly provided management reports to CODM that includes segment revenue and segment operating income (loss). The significant segment expense regularly provided to CODM include cost of revenue and operating expenses. There were no significant inter-segment transactions.

The Company’s reportable segment information, including Deflecto’s operations from October 18, 2024 through December 31, 2024, is as follows:

	Year Ended December 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues:
License fees	$19,525	$—	$—	$—	$19,525
Revenues - industrial operations	—	30,421	—	—	30,421
Oil sales	—	—	26,468	—	26,468
Natural gas sales	—	—	9,194	—	9,194
Natural gas liquids sales	—	—	13,014	—	13,014
Other service sales	—	—	507	—	507
Air distribution	—	—	—	7,782	7,782
Safety products	—	—	—	7,977	7,977
Office products	—	—	—	7,424	7,424
Total revenues	19,525	30,421	49,183	23,183	122,312

Cost of revenues:
Cost of sales - intellectual property operations	24,551	—	—	—	24,551
Cost of sales - industrial operations	—	14,912	—	—	14,912
Cost of sales - manufacturing operations	—	—	—	16,904	16,904
Cost of production	—	—	36,291	—	36,291
Total cost of revenues	24,551	14,912	36,291	16,904	92,658
Segment gross (loss) profit	(5,026)	15,509	12,892	6,279	29,654

Other operating expenses:
General and administrative expenses	8,826	13,705	3,427	6,303	32,261
Total other operating expenses	8,826	13,705	3,427	6,303	32,261
Segment operating (loss) income	$(13,852)	$1,804	$9,465	$(24)	(2,607)

Parent general and administrative expenses					30,319
Operating loss					(32,926)
Total other expense					(5,221)
Loss before income taxes					$(38,147)

Information for the Company’s three reportable segments for the year ended December 31, 2023 is as follows:

	Year Ended December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues:
License fees	$89,156	$—	$—	$89,156
Revenues - industrial operations	—	35,098	—	35,098
Oil sales	—	—	256	256
Natural gas sales	—	—	372	372
Natural gas liquids sales	—	—	220	220
Total revenues	89,156	35,098	848	125,102

Cost of revenues:
Cost of sales - intellectual property operations	34,164	—	—	34,164
Cost of sales - industrial operations	—	18,009	—	18,009
Cost of production	—	—	656	656
Total cost of revenues	34,164	18,009	656	52,829
Segment gross profit	54,992	17,089	192	72,273

Other operating expenses:
General and administrative expenses	7,402	16,365	264	24,031
Total other operating expenses	7,402	16,365	264	24,031
Segment operating income (loss)	$47,590	$724	$(72)	48,242

Parent general and administrative expenses				27,306
Operating income				20,936
Total other income				46,490
Income before income taxes				$67,426
The Company’s reportable asset segment information is as follows:

	December 31,
	2024	2023
	(In thousands)
Total parent assets	150,033	318,727

Segment total assets:
Intellectual property operations	213,854	234,254
Industrial operations	48,438	47,854
Energy operations	209,355	32,710
Manufacturing operations	134,714	—
Total assets	$756,394	$633,545
The Company’s revenues and long-lived tangible assets by geographic area are presented below. Intellectual Property Operations revenues are attributed to licensees domiciled in foreign jurisdictions. Printronix’s net sales to external customers are attributed to geographic areas based upon the final destination of products shipped. The Company, primarily through its Printronix and Deflecto subsidiary, has identified three global regions for marketing its products and services:

Americas, Europe, Middle East and Africa, and Asia-Pacific. Assets are summarized based on the location of held assets. Benchmark’s sales are only attributed to the United States of America.

	Year Ended December 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$7,957	$12,855	$49,183	$13,400	$83,395
Canada and Latin America	6	857	—	3,569	4,432
Total Americas	7,963	13,712	49,183	16,969	87,827

Europe, Middle East and Africa	—	7,974	—	1,575	9,549

China	4,650	1,482	—	3,923	10,055
India	—	2,700	—	26	2,726
Asia-Pacific, excluding China and India	6,912	4,553	—	690	12,155
Total Asia-Pacific	11,562	8,735	—	4,639	24,936
Total revenues	$19,525	$30,421	$49,183	$23,183	$122,312

	Year Ended December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$80,407	$14,128	$848	$95,383
Canada and Latin America	514	1,100	—	1,614
Total Americas	80,921	15,228	848	96,997

Europe, Middle East and Africa	—	8,935	—	8,935

China	8,200	3,512	—	11,712
India	—	2,849	—	2,849
Asia-Pacific, excluding China and India	35	4,574	—	4,609
Total Asia-Pacific	8,235	10,935	—	19,170
Total revenues	$89,156	$35,098	$848	$125,102

	December 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$126	$220	$192,435	$7,685	$200,466
Canada	—	—	—	7,225	7,225
Europe	—	99	—	4,257	4,356
Asia-Pacific	—	925	—	2,573	3,498
Total	$126	$1,244	$192,435	$21,740	$215,545

	December 31, 2023
	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$201	$92	$25,117	$25,410
Asia-Pacific	—	2,063	—	2,063
Total	$201	$2,155	$25,117	$27,473
22. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions through the filing of this Annual Report on Form 10-K, and determined that no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

Supplemental Information on Oil and Natural Gas Properties (Unaudited)
Oil and Gas Producing Activities
The following disclosures are made in accordance with definitions in Accounting Standards Codification (ASC) Topic 932 Extractive Industries – Oil and Gas, and the United States Securities and Exchange Commission’s (SEC) final rule on “Modernization of Oil and Gas Reporting.”
Oil and Gas Reserves. Users of this information should be aware that the process of estimating quantities of “proved,” “proved developed” and “proved undeveloped” crude oil, natural gas liquids (NGLs) and natural gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering and economic data for each reservoir. The data for a given reservoir may also change substantially over time as a result of numerous factors, including, but not limited to, additional development activity; evolving production history; crude oil and condensate, NGLs and natural gas prices; and continual reassessment of the viability of production under varying economic conditions. Consequently, material revisions (upward or downward) to existing reserve estimates may occur from time to time. Although reasonable effort is made to ensure that reserve estimates reported represent the most accurate assessments possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.
Proved reserves represent estimated quantities of crude oil, NGLs and natural gas, which, by analysis of geoscience and engineering data, can be estimated, with reasonable certainty, to be economically producible from a given date forward from known reservoirs under then-existing economic conditions, operating methods and government regulations before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.
Proved developed reserves are proved reserves expected to be recovered under operating methods being utilized at the time the estimates were made, through wells and equipment in place or if the cost of any required equipment is relatively minor compared to the cost of a new well.
All of the oil and natural gas properties in which we have working interests and mineral and royalty interests are located within the continental U.S., within Texas and Oklahoma. Therefore, the following disclosures about our costs incurred and proved reserves are presented on a combined and consolidated basis.
No major discovery or other favorable or adverse event subsequent to December 31, 2024, is believed to have caused a material change in the estimates of net proved reserves as of that date.
Costs Incurred
The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

Year Ended December 31, 2024
(in thousands)
Costs incurred during the year:
Acquisition of properties	$170,702
Development costs	7,728
Total	$178,430
Acquisition costs for 2024 in the table above relate primarily to the Revolution acquisition which closed in the second quarter of 2024.

Capitalized Costs Relating to Crude Oil, Natural Gas and NGLs Producing Activities
Capitalized costs pertain to the producing activities in the Anadarko basin:

Year Ended December 31, 2024
(in thousands)
Capitalized costs:
Properties not being amortized(1)	$4,848
Properties being amortized(1)	206,094
Total capitalized costs	$210,942
Less accumulated depletion, amortization and impairment	(15,466)
Net capitalized costs	$195,476
_________________________
(1)Includes the acquisition of property costs related to the Revolution acquisition.
Results of Operations
The following table includes revenues and expenses associated with Benchmark’s oil and gas producing activities. It does not include any allocation of Benchmark’s interest costs or general corporate overhead and, therefore, is not necessarily indicative of the contribution to net earnings of Benchmark’s oil and gas operations. Income tax expense has been calculated using statutory income tax rates, and then giving effect to permanent differences associated with oil and gas producing activities.

Year Ended December 31, 2024
(in thousands)
Crude oil and natural gas sales	$48,676
Production costs and other expense	(23,434)
Depreciation, depletion, amortization	(12,882)
Other operating expense	(3,181)
Results from crude oil and natural gas producing activities	$9,179

Proved Reserves
The following table presents Benchmark’s estimated proved reserves by product.

	Crude Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBoe)
Proved reserves as of December 31, 2023	361	18,444	1,156	4,591
Revisions of previous estimates	126	(2,902)	60	(298)
Purchase of minerals in place	5,192	57,246	7,933	22,666
Production	(364)	(4,678)	(536)	(1,680)
Proved reserves as of December 31, 2024	5,315	68,110	8,613	25,279

Year-end proved developed reserves:
2023	361	18,444	1,156	4,591
2024	5,315	68,110	8,613	25,279
Year-end proved undeveloped reserves(1):
2023	—	—	—	—
2024	—	—	—	—
_________________________
(1)In connection with our investment in Benchmark in November 2023 and Benchmark’s subsequent acquisition of the Revolution assets in 2024, we commenced an evaluation of the development potential of Benchmark’s undrilled assets. Benchmark had not adopted a long-term development plan as of December 31, 2024 or 2023 and, in accordance with SEC rules, its undrilled assets could not be classified as having proved undeveloped reserves for such periods. As a result, Benchmark’s estimated net proved reserves at December 31, 2024 and 2023 consist entirely of proved developed reserves.
Revisions of Previous Estimates
Benchmark had a downward revision of previous estimates of 298 MBoe in 2024. 789 MBoe of the downward revisions are due to price decreases in the trailing 12-month averages for oil, gas and NGLs that was partially offset by 491 MBoe of positive revisions due to the performance of its well due to the positive impact of the 2024 workover programs.
Purchase of Reserves
During 2024, Benchmark had reserve additions due to the acquisition of 22.7 MMBoe in the Anadarko Basin. For additional information on these asset additions, see Note 1—Description of Business—“Energy Operations Acquisition.”
Standardized Measure
The standardized measure of discounted future net cash flows relating to proved oil and natural gas reserves is not intended to provide an estimate of the replacement cost or fair market value of Benchmark’s oil and natural gas properties. An estimate of fair market value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, potential improvements in industry technology and operating practices, the risks inherent in reserves estimates and perhaps different discount rates.

The following tables reflect Benchmark’s standardized measure of discounted future net cash flows from its proved reserves.

Year Ended December 31, 2024
(in thousands)
Future cash inflows	$657,906
Future costs:
Production	(337,377)
Development and abandonment	(24,385)
Income taxes	(2,497)
Future net cash inflows	293,647
10% annual discount factor	(127,488)
Standardized measure of discounted future net cash flows	$166,159
Future cash inflows, development costs and production costs were computed using the same assumptions for prices and costs that were used to estimate Benchmark’s proved oil and gas reserves at the end of each year. For 2024 estimates, Benchmark’s future realized prices were assumed to be $72.01 per Bbl for oil, $0.86 per Mcf for natural gas and $25.16 per Bbl for NGLs. Of the $24.4 million of future development and abandonment costs as of the end of 2024, $900,000, $900,000 and $2.4 million are estimated to be spent in 2025, 2026 and 2027, respectively.
Future development costs include not only development costs but also future asset retirement costs. Included as part of the $24.4 million of future development costs are $22.3 million of future asset retirement costs. The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws.
The principal changes in Benchmark’s standardized measure of discounted future net cash flows are as follows:

Year Ended December 31, 2024
(in thousands)
Balance at beginning of period	$24,337
Sales of crude oil and natural gas, net of production costs	(26,094)
Net changes in prices and production costs	(23,579)
Revisions of previous quantity estimates	(1,891)
Purchases	176,332
Changes in estimated future development costs	1,993
Accretion of discount	14,214
Net change of income taxes	(1,174)
Change in production rates (timing) and other	2,021
Balance at end of period	$166,159