Form 10-Q
period 2025-03-31
ACACIA RESEARCH CORP
filed 2025-05-09
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 7, 2025, was 96,171,702.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
March 31, 2025
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, remediation of a material weakness, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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
•The loss of any of our operating businesses’ major customers that generates a large portion of their revenue or the decrease in demand for their products;

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
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements described in this Quarterly Report, refer to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2025 (our “2024 Annual Report”), as well as in our other public filings with the SEC. In addition, actual results may differ materially as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$271,964	$273,880
Equity securities	18,064	23,135
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	95,725	26,909
Inventories	26,264	27,485
Prepaid expenses and other current assets	15,866	31,987
Total current assets	464,633	420,146

Property, plant and equipment, net	23,354	23,865
Oil and natural gas properties, net	189,104	191,680
Goodwill	25,566	29,339
Other intangible assets, net	67,739	55,429
Operating lease, right-of-use assets	8,001	9,287
Deferred income tax assets, net	17,231	20,233
Other non-current assets	5,978	6,415
Total assets	$801,606	$756,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,457	$12,074
Accrued expenses and other current liabilities	24,084	20,575
Accrued compensation	6,879	6,277
Current asset retirement obligation	1,565	1,546
Royalties and contingent legal fees payable	26,699	5,448
Deferred revenue	1,403	1,319
Current portion of long-term debt, net	2,400	2,400
Total current liabilities	75,487	49,639

Asset retirement obligation	31,401	31,070
Long-term lease liabilities	5,872	6,778
Deferred income tax liabilities, net	2,697	2,609
Revolving credit facility	61,500	66,500
Term loan and revolving credit facility	44,488	45,088
Other long-term liabilities	2,901	2,091
Total liabilities	224,346	203,775

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 96,171,702 and 96,048,999 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	96	96
Treasury stock, at cost, 20,542,064 and 20,542,064 shares as of March 31, 2025 and 2024, respectively	(118,542)	(118,542)
Accumulated other comprehensive income	(518)	(1,180)
Additional paid-in capital	910,688	910,237
Accumulated deficit	(251,499)	(275,786)
Total Acacia Research Corporation stockholders' equity	540,225	514,825

Noncontrolling interests	37,035	37,794

Total stockholders' equity	577,260	552,619

Total liabilities and stockholders' equity	$801,606	$756,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues:
Intellectual property operations	$69,905	$13,623
Industrial operations	7,676	8,841
Energy operations	18,306	1,856
Manufacturing operations	28,535	—
Total revenues	124,422	24,320

Costs and expenses:
Cost of revenues - intellectual property operations	27,912	7,001
Cost of revenues - industrial operations	4,064	4,049
Cost of production - energy operations	12,698	1,315
Cost of revenues - manufacturing operations	20,811	—
Sales and marketing expenses - industrial and manufacturing operations	3,312	1,555
General and administrative expenses	17,320	12,487
Total costs and expenses	86,117	26,407
Operating income (loss)	38,305	(2,087)

Other (expense) income:
Equity securities investments:
Change in fair value of equity securities	(4,777)	(26,701)
Gain on sale of equity securities	1,605	28,861
Net realized and unrealized (loss) gain	(3,172)	2,160
Non-recurring legacy legal expense	—	(6,243)
Loss on derivatives - energy operations	(5,021)	171
Gain (loss) on foreign currency exchange	155	(68)
Interest expense	(2,451)	(326)
Interest income and other, net	1,793	5,095
Total other (expense) income	(8,696)	789

Income (loss) before income taxes	29,609	(1,298)

Income tax (expense) benefit	(6,081)	1,109

Net income (loss) including noncontrolling interests in subsidiaries	23,528	(189)

Net loss attributable to noncontrolling interests in subsidiaries	759	3

Net income (loss) attributable to Acacia Research Corporation	$24,287	$(186)

Income (loss) per share:
Net income (loss) attributable to common stockholders - Basic	$24,287	$(186)
Weighted average number of shares outstanding - Basic	96,018,047	99,745,905
Basic net income per common share	$0.25	$—
Net income (loss) attributable to common stockholders - Diluted	$24,287	$(186)
Weighted average number of shares outstanding - Diluted	96,981,413	99,745,905
Diluted net income per common share	$0.25	$—

Other comprehensive income (loss):
Foreign currency translation	$662	$—
Total other comprehensive income, net	662	—
Total comprehensive income (loss)	24,190	(189)
Comprehensive loss attributable to noncontrolling interests	759	3
Comprehensive income (loss) attributable to Acacia Research Corporation	$24,949	$(186)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619
Net income (loss) including noncontrolling interests in subsidiaries	—	—	—	—	24,287	—	(759)	23,528
Other comprehensive income	—	—	—	—	—	662	—	662
Issuance of common stock for vesting of restricted stock units	244,629	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(121,926)	—	—	(471)	—	—	—	(471)
Compensation expense for share-based awards	—	—	—	922	—	—	—	922
Balance at March 31, 2025	96,171,702	$96	$(118,542)	$910,688	$(251,499)	$(518)	$37,035	$577,260

	Three Months Ended March 31, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$21,343	$589,609
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	(186)	(3)	(189)
Issuance of common stock for vesting of restricted stock units	275,244	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(148,766)	—	—	(674)	—	—	(674)
Compensation expense for share-based awards	—	—	—	858	—	—	858
Balance at March 31, 2024	100,021,951	$100	$(98,258)	$906,337	$(239,915)	$21,340	$589,604
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$23,528	$(189)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	10,610	4,568
Accretion of asset retirement obligation	434	—
Compensation expense for share-based awards	922	858
(Gain) loss on foreign currency exchange	(155)	18
Change in fair value of equity securities	4,777	26,701
Gain on sale of equity securities	(1,605)	(28,861)
Unrealized loss on derivatives	4,978	629
Deferred income taxes, net of acquired net deferred tax assets	3,323	(3,652)
Changes in assets and liabilities:
Accounts receivable	(68,814)	65,156
Inventories	1,220	1,041
Prepaid expenses and other assets	728	(10,752)
Accounts payable and accrued expenses	1,223	7,108
Royalties and contingent legal fees payable	21,249	(7,811)
Deferred revenue	7	25
Net cash provided by operating activities	2,425	54,839

Cash flows from investing activities:
Purchases of equity securities	(4,827)	(15,544)
Sales of equity securities	6,726	57,854
Acquisition, net of cash acquired and working capital adjustments (Note 3)	1,230	—
Purchases of property and equipment and additions to oil and gas properties	(2,090)	(270)
Net cash provided by investing activities	1,039	42,040

Cash flows from financing activities:
Borrowings on the Revolving credit facility	—	2,500
Paydown of Revolving Credit Facility	(5,000)	—
Paydown of Term Loan	(600)	—
Taxes paid related to net share settlement of share-based awards	(471)	(674)
Net cash (used in) provided by financing activities	(6,071)	1,826

Effect of exchange rates on cash and cash equivalents	691	(34)

(Decrease) increase in cash and cash equivalents	(1,916)	98,671

Cash and cash equivalents, beginning	273,880	340,091

Cash and cash equivalents, ending	$271,964	$438,762

Supplemental schedule of cash flow information:
Noncash investing and financing activities:
Patent acquisition of prepaid option	15,000	—
Accrued patent costs	—	(4,000)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ACACIA RESEARCH CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or “our”) is a disciplined value-oriented acquirer and operator of businesses across public and private markets and industries including but not limited to the industrial, energy and technology sectors. We acquire businesses with a view towards strong free cash flow generation and with an ability to scale where we can tap into our deep industry relationships, significant capital base, and transaction expertise to materially improve performance. We are focused on sourcing, execution, and improvement. We find unique situations and bring a flexible and creative approach to transacting, combining relationships and expertise to drive continual improvement in operating performance. We approach transactions as business owners and operators, rather than purely as financial investors. We believe this differentiates us in creating long-term value for shareholders and partners. We define value through free cash flow generation, book value appreciation, and stock price growth. These are the pillars of the Acacia story.
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
We regularly evaluate opportunities to acquire new businesses where our research, execution, and operating partners can drive attractive earnings and book value per share growth. Our focus is companies with total enterprise value of $1 billion or less; however, we may pursue larger acquisitions under the right circumstances. Broadly speaking, our potential acquisition targets are founder-owned or privately controlled businesses, entire public companies or carve-outs of specific segments, which show a path to consistent profitability, free cash flow generation and higher risk-adjusted return expectations. We buy businesses to create platforms. The Company remains focused on acquiring and building businesses that have stable cash flow generation with an ability to scale, while retaining the flexibility to make opportunistic acquisitions with high risk-adjusted return characteristics. Acacia then has optionality to grow and reinvest free cash flow or look to monetize and build new platforms.
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
During the three months ended March 31, 2025 and 2024, ARG obtained control of one and zero new patent portfolios, respectively.
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
Energy Operations
On November 13, 2023, we invested $10.0 million to acquire a 50.4% equity interest in Benchmark Energy II, LLC (“Benchmark”). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring. Prior to the Revolution Transaction (as defined below), Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
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
Manufacturing Operations
On October 18, 2024, Deflecto Holdco LLC (“Deflecto Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”) pursuant to the Deflecto Stock Purchase Agreement (defined and described below). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. Its products include emergency warning triangles and vehicle mudguards used by the transportation industry, various airducts and air registers used by the HVAC market and literature, sign holders and floormats used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers (as defined below) in connection with the transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. Refer to Notes 3 and 11 for additional information related to the Deflecto acquisition and the Deflecto Term Loan, respectively.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Accounting Principles
The condensed consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation. These changes had no impact on the previously reported consolidated results of operations or cash flows.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Acacia and its wholly and majority-owned and controlled subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the condensed consolidated statements of operations and comprehensive income (loss). Refer to the condensed consolidated statements of changes in stockholders’ equity for noncontrolling interests activity.
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, as reported by Acacia in its 2024 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of March 31, 2025, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Paid-up license revenue agreements	$69,490	$12,365
Recurring License Revenue Agreements	415	1,258
Total	$69,905	$13,623
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
Printronix’s net revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Printers, consumables and parts	$6,903	$8,078
Services	773	763
Total	$7,676	$8,841
Refer to Note 19 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the condensed consolidated balance sheets represents a contract liability under ASC 606 and consists of payments and billings in advance of the performance. Printronix recognized $703,000 and $578,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended March 31, 2025 and 2024, respectively.
Printronix’s payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix’s remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $556,000 and $627,000 as of March 31, 2025 and December 31, 2024, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of March 31, 2025 are expected to be recognized over a period of approximately two years.
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
Benchmark’s natural gas and natural gas liquids are sold to midstream customers at the lease location, inlet of the midstream entity’s gathering system, the tailgate of a natural gas processing plant, or other contractual delivery point. The midstream entity gathers, processes, and remits proceeds to Benchmark for the resulting sale of natural gas and natural gas liquids, and generally includes a reduction for contractual fees and for percent of proceeds. For the contracts where Benchmark maintains control through the outlet of the midstream processing facility, Benchmark recognizes revenue on a gross basis, with gathering, transportation, and processing fees presented as an expense on the condensed consolidated statements of operations. Alternatively, where Benchmark relinquishes control at the inlet of the midstream processing facility, Benchmark recognizes natural gas and natural gas liquids revenues based on the net amount of the proceeds received from the midstream processing entity as customer.
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
Benchmark’s realized and unrealized derivative gain or (loss) are included in other income or (expense) in the condensed consolidated statements of operations.
Benchmark’s revenue were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Oil sales	$7,948	$661
Natural gas sales	5,340	730
Natural gas liquids sales	4,665	465
Other service sales	353	$—
Total	$18,306	$1,856
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

Three Months Ended March 31,
2025
(In thousands)
Transportation Safety	$10,128
Air Distribution	9,856
Office Product	8,551
Total	$28,535
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
Accounts Receivable and Allowance for Credit Losses
The opening balances of accounts receivable, net from contracts with customers for three months ended March 31, 2025 and 2024 was $26.9 million and $80.6 million, respectively.
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of March 31, 2025 and December 31, 2024.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of March 31, 2025 and December 31, 2024, Printronix’s combined allowance for credit losses and allowance for sales returns was $440,000 and $425,000, respectively.

Energy Operations
Benchmark’s oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark’s accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2025 and December 31, 2024, Benchmark’s allowance for credit losses was $225,000 and $225,000, respectively.
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
Deflecto utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on Deflecto’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: past due receivables and the customer creditworthiness on the level of estimated credit losses in the existing receivables. Deflecto’s allowance for expected credit losses and discounts was $624,000 and $669,000 as of March 31, 2025 and December 31, 2024, respectively. Customer rebates was $2.9 million and $4.2 million as of March 31, 2025 and December 31, 2024, respectively, and are reported as a reduction of accounts receivable.
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

Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At March 31, 2025, as most of Benchmark’s wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
Asset Retirement Obligation
Asset retirement obligation (“ARO”) represents the future costs associated with the plugging and abandonment of oil and natural gas wells, removal of equipment and facilities from the leased acreage and land restoration in accordance with applicable local, state and federal laws. The discounted fair value of an ARO liability is required to be recognized in the period in which it is incurred, with the associated asset retirement cost capitalized as part of the carrying cost of the oil and natural gas asset. Significant inputs used to calculate the ARO include estimates and timing of costs to be incurred, the credit adjusted discount rates and inflation rates. The Company has designated these inputs as Level 3 significant unobservable inputs. The ARO is accreted to its present value each period, and the capitalized asset retirement costs are depleted with proved oil and natural gas properties using the units-of-production method. If estimated future costs of ARO change, an adjustment is recorded to both the ARO and the long-lived asset. Revisions to estimated ARO can result from changes in cost estimates and changes in the estimated timing of abandonment.
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
In connection with our Deflecto business, the local currency is the functional currency for each of Deflecto’s foreign subsidiaries. Assets and liabilities of Deflecto’s foreign subsidiaries are translated from foreign currencies into U.S. dollar at the exchange rates in effect at the balance sheet date, while income and expenses are translated at the weighted-average exchange rates for the year. The net effects of translating the foreign currency financial statements of these subsidiaries are included in the shareholders’ equity as a component of accumulated other comprehensive income. Gains and losses for all transactions denominated in a currency other than the functional currency are recognized in the period incurred and included in the condensed consolidated statements of operations and comprehensive income (loss).
Although Acacia historically has not had material foreign operations, Acacia is exposed to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound, Canadian Dollar, Chinese Yuan and Euro currency exchange rates, primarily related to foreign cash accounts and certain equity security investments. All foreign currency exchange activity is recorded in the condensed consolidated statements of operations and comprehensive income (loss).
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
Our income tax expense for the three months ended March 31, 2025 is primarily attributable to the statutory rate applied to our year to date earnings. Our income tax benefit for the three months ended March 31, 2024 is primarily attributable to recognizing an income tax benefit on losses incurred year-to-date offset by foreign withholding taxes.
The Company's effective tax rates was slightly lower than the U.S. federal statutory rate primarily due to non-controlling partnership earnings allocated to minority shareholders. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets. The Company has recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2025 and December 31, 2024. These assets primarily consist of foreign tax credits and state net operating loss carryforwards.

At March 31, 2025 and December 31, 2024, the Company had total unrecognized tax benefits of approximately $935,000. At March 31, 2025 and December 31, 2024, $935,000 of unrecognized tax benefits were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At March 31, 2025, if recognized, $935,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the liability for unrecognized benefits will change significantly within the next 12 months. Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.
Recent Accounting Pronouncements
Recently Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires that entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of the standard will not have an impact on the Company’s consolidated statements of operations and balance sheets, as the standard is expected to result in enhanced disclosures only.
Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Management is currently evaluating the impact that the amendments in this update may have on the Company's consolidated financial statements.
3. ACQUISITIONS
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

Deflecto
On October 18, 2024, Deflecto Purchaser, a wholly-owned subsidiary of Acacia, acquired Deflecto, pursuant to that certain Stock Purchase Agreement (the “Deflecto Stock Purchase Agreement”) entered into on the same day with Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the “Deflecto Sellers”), Deflecto and the Sellers’ Representative named therein. Pursuant to the Deflecto Stock Purchase Agreement, Deflecto Purchaser purchased all of the issued and outstanding equity interests of Deflecto, upon the terms and subject to the conditions of the Deflecto Stock Purchase Agreement (such purchase and sale, together with the other transactions contemplated by the Deflecto Stock Purchase Agreement, the “Deflecto Transaction”).
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
The following table summarizes the consideration transferred to acquire Deflecto and the recognized amounts of identifiable assets and acquired liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred:
Cash	$59,898
Closing indebtedness	21,391
Transaction expenses paid to Sellers	15,290
Adjustment and indemnity escrow amount	1,184
Total consideration	$97,763

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$11,316
Accounts receivables	15,705
Inventories	17,617
Prepaid expenses and other current assets	4,498
Deferred tax assets	11,588
Property, plant and equipment, net	23,203
Operating lease, right-of-use assets	8,841
Customer relationships	22,400
Trade names and trademarks	9,100
Developed technology	1,000
Favorable leases	704
Accounts payable	(8,836)
Accrued expenses	(17,172)
Liability for sales tax and fees	(7,000)
Current lease liabilities	(2,614)
Long-term lease liabilities	(6,354)
Deferred tax liabilities	(3,031)
Total identifiable net assets	$80,965
Goodwill	$16,798
During the three months ended March 31, 2025, the goodwill arising from the acquisition was decreased by $3.8 million due to measurement period adjustments. The measurement period adjustments were related to proceeds received from working capital adjustments of $1.2 million and increases in the preliminary valuations of the acquired assets and liabilities comprising: $2.2 million in customer relationships, $0.5 million in trade names and trademarks, $0.3 million in deferred tax assets, and $0.4 million in deferred tax liabilities.
The estimates for acquired assets and liabilities remain provisional and may be subject to further adjustments during the measurement period, not to exceed one year from the date of acquisition. The final purchase price allocation is expected to be completed by the end of 2025 and will be based on the final working capital adjustments and other analysis of fair values of acquired assets and liabilities.
Intangible Assets
Goodwill of $16.8 million represents the excess of the consideration transferred over the estimated fair values of assets acquired and liabilities assumed. The goodwill recognized is primarily attributed to the assembled workforce of Deflecto and new customer relationships that did not exist at the time of the transaction. None of the goodwill resulting from the acquisition is deductible for tax purposes. All of the goodwill acquired is allocated to the Deflecto reporting unit. Other intangible assets include $22.4 million of customer relationships, $1.0 million of developed technology, $9.1 million of trade names and trademarks and $704,000 of favorable leases, with useful lives ranging from 2 months to 15 years. Trade names and trademarks include indefinite lived intangible assets. Refer to Note 8 for additional information.
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
4. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
March 31, 2025:
Equity securities - other common stock	$24,605	$20	$(6,561)	$18,064
Total	$24,605	$20	$(6,561)	$18,064

December 31, 2024:
Equity securities - other common stock	$24,898	$118	$(1,881)	$23,135
Total	$24,898	$118	$(1,881)	$23,135
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. Included in our condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, the total fair value of the remaining Life Sciences Portfolio investment was $25.7 million and $25.7 million, respectively.

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
The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the condensed consolidated statements of operations and comprehensive income (loss):

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Change in fair value of equity securities of public companies	$—	$(28,581)
Gain on sale of equity securities of public companies	—	28,581
Net realized and unrealized gain	$—	$—
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of March 31, 2025 and December 31, 2024, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the three months ended March 31, 2025 and 2024, there were no earnings on equity investments included in the condensed consolidated statements of operations and comprehensive income (loss). No distributions were received during the three months ended March 31, 2025 and 2024.
5. INVENTORIES
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Raw materials	$7,301	$8,575
Subassemblies and work in process	1,245	1,481
Finished goods	17,718	17,429
Total inventories	$26,264	$27,485

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$15,173	$14,687
Vehicles	525	404
Furniture and fixtures	519	528
Computer hardware and software	1,191	1,218
Land	2,876	2,876
Building and leasehold improvements	9,153	9,078
	29,437	28,791
Accumulated depreciation and amortization	(6,083)	(4,926)
Property, plant and equipment, net	$23,354	$23,865
Total depreciation and amortization expense in the condensed consolidated statements of operations and comprehensive income (loss) was $1.3 million and $280,000 for the three months ended March 31, 2025 and 2024, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. Our Manufacturing Operations include $1.1 million of depreciation and amortization in general and administrative expenses for the three months ended March 31, 2025. For the three months ended March 31, 2025 and 2024, our Industrial Operations allocated depreciation and amortization, totaling $117,000 and $252,000, respectively, to all applicable operating expense categories, including cost of sales of $80,000 and $106,000, respectively.
7. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark’s oil and natural gas properties consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Proved oil and gas properties	$200,961	$199,559
Unproved oil and gas properties	4,786	4,786
Accumulated depletion and depreciation	(16,643)	(12,665)
Oil and natural gas properties, net	$189,104	$191,680
Total depletion and depreciation expense in the condensed consolidated statements of operations and comprehensive income (loss) was $4.0 million and $442,000 for the three months ended March 31, 2025 and 2024, respectively. Our Energy Operations includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of March 31, 2025 and December 31, 2024.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The following table presents the changes in the carrying amount of goodwill for the three months ended March 31, 2025. The carrying amount of goodwill was $9.0 million as of March 31, 2024, and there were no changes in the carrying amount of goodwill during the three months ended March 31, 2024.

	March 31, 2025
	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Beginning balance	$7,541	$1,449	$20,349	$29,339
Effect of foreign currency translation	—	—	56	56
Measurement period adjustments	—	—	(3,829)	(3,829)
Ending balance	$7,541	$1,449	$16,576	$25,566
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 3 for additional information related to the Deflecto acquisition and measure period adjustments recorded during the three months ended March 31, 2025.
Other intangible assets, net consisted of the following:

	March 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$366,402	$(336,730)	$29,672
Industrial operations	7 years	3,400	(1,691)	1,709
Total patents		369,802	(338,421)	31,381
Customer relationships:
Industrial operations	7 years	5,300	(2,634)	2,666
Manufacturing operations	15 years	22,400	(667)	21,733
Total customer relationships		27,700	(3,301)	24,399
Trade name and trademarks:
Industrial operations	7 years	3,430	(1,707)	1,723
Manufacturing operations	10 years	400	(18)	382
Manufacturing operations	Indefinite	8,546	—	8,546
Total trade name and trademarks		12,376	(1,725)	10,651
Developed technology - manufacturing operations	10 years	1,000	(45)	955
Favorable leases - manufacturing operations	1.9 years	704	(351)	353
Total		$411,582	$(343,843)	$67,739

	December 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$351,403	$(332,211)	$19,192
Industrial operations	7 years	3,400	(1,568)	1,832
Total patents		354,803	(333,779)	21,024
Customer relationships:
Industrial operations	7 years	5,300	(2,446)	2,854
Manufacturing operations	15 years	20,200	(269)	19,931
Total customer relationships		25,500	(2,715)	22,785
Trade name and trademarks:
Industrial operations	7 years	3,430	(1,583)	1,847
Manufacturing operations	10 years	400	(8)	392
Manufacturing operations	Indefinite	8,009	—	8,009
Total trade name and trademarks		11,839	(1,591)	10,248
Developed technology - manufacturing operations	10 years	1,000	(20)	980
Favorable leases - manufacturing operations	1.9 years	704	(312)	392
Total		$393,846	$(338,417)	$55,429
Total other intangible asset amortization expense in the condensed consolidated statements of operations and comprehensive income (loss) was $5.4 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The Company did not record charges related to impairment of other intangible assets for the three months ended March 31, 2025 and 2024. There was no accelerated amortization of other intangible assets for the three months ended March 31, 2025 and 2024. Intellectual Property Operations amortization of patents was $4.5 million and $3.4 million for the three months ended March 31, 2025 and 2024, respectively, and is expensed in cost of revenues. Industrial Operations amortization of intangible assets was $435,000 and $433,000 for the three months ended March 31, 2025 and 2024, respectively. Manufacturing Operations amortization of intangible assets was $472,000 for the three months ended March 31, 2025. Industrial Operations and Manufacturing Operations amortization of intangible assets is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2025	$18,853
2026	11,175
2027	8,736
2028	4,586
2029	2,003
2030	2,003
Thereafter	11,837
Total	$59,193
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs are included in prepaid expenses and other current assets in the condensed consolidated balance sheet as of December 31, 2024. During the three months ended March 31, 2025, ARG exercised the option to acquire all rights to license and enforce the portfolio and capitalized $15.0 million in patent and patent rights costs.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
	(In thousands)
Benchmark derivative	$2,607	$—
Accrued consulting and other professional fees	893	2,602
Income taxes payable	6,238	3,832
Sales and tax and fees payable	6,084	4,818
Other tax payable	1,049	2,046
Revolving credit facility and Term loan interest accrual	1,749	1,162
Product warranty liability, current	53	59
Service contract costs, current	275	277
Short-term lease liability	3,218	3,563
Other accrued liabilities	1,918	2,216
Total	$24,084	$20,575
10. ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in asset retirement obligations in the condensed consolidated balance sheets:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Beginning balance	$31,070	$294
Liabilities acquired	1,462	—
Accretion of discounts	434	—
Ending balance	$32,966	$294
Less: Current portion	(1,565)	—
Asset retirement obligation, long-term	$31,401	$294
11. REVOLVING CREDIT FACILITY AND TERM LOAN
Benchmark Loan Agreement
On April 17, 2024 (the “Revolution Closing Date”), in connection with the Revolution Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the “Benchmark Loan Agreement”) with Frost Bank, as Administrative Agent and LC Issuer (“Frost Bank”) and the lenders from time to time party thereto (the “Benchmark Lenders”), governing the “Benchmark Revolving Credit Facility”, with a maximum aggregate credit amount of $150 million, of which approximately $85 million was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Revolution Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. During the three months ended March 31, 2025, Benchmark made payment of $5.0 million under the Benchmark Revolving Credit Facility reducing the borrowing base. The outstanding balance on the Benchmark Revolving Credit Facility was $61.5 million and $66.5 million as of March 31, 2025 and December 31, 2024, respectively.

Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Benchmark Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of March 31, 2025, the weighted average interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 9%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee of 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable. As of March 31, 2025, the Company was in compliance with its covenants related to the Benchmark Loan Agreement
Deflecto Amended and Restated Credit Agreement
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
The Deflecto Credit Agreement contains customary events of default, including, among others, nonpayment (with a grace period for interest payments), material inaccuracy of representations and warranties, violation of covenants (subject to certain grace periods), cross-default to other material indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Deflecto Credit Agreement immediately due and payable. As of March 31, 2025, the Company was in compliance with its covenants related to the Deflecto Credit Agreement.

On October 18, 2024, in connection with the closing of the Deflecto Transaction, Deflecto borrowed the $48.0 million under the Deflecto Term Loan to finance, in part, the Purchase Price for the Deflecto Transaction. Borrower may borrow additional amounts under the Deflecto Facility from time to time as opportunities and needs arise, subject to the terms of the Deflecto Facility. As of March 31, 2025, the interest rate associated with the outstanding balance on the Deflecto Term Loan was 8%. Deflecto’s outstanding balance on Deflecto Term Loan was $46.9 million as of March 31, 2025.
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
As a result, on October 30, 2022, and following the unanimous recommendation of the Special Committee of the Board, the Company entered into a Recapitalization Agreement with Starboard (the "Recapitalization Agreement") in order to simplify the Company’s capital structure, pursuant to which, among other things, (1) effective as of November 1, 2022, Starboard exercised the Series A Warrants in full and received 5,000,000 shares of the Company’s common stock, (2) Starboard purchased 15,000,000 shares of the Company’s common stock pursuant to a concurrent private rights offering and certain of the Series B Warrants were cancelled, and (3) on July 13, 2023, (a) Starboard converted 350,000 shares of Series A Redeemable Convertible Preferred Stock into 9,616,746 shares of the Company’s common stock (the “Preferred Stock Conversion”), and (b) Starboard exercised 31,506,849 of the Series B Warrants through a combination of a “Note Cancellation” and a “Limited Cash Exercise” (each as defined in the Series B Warrants), resulting in the receipt by Starboard of 31,506,849 shares of common stock, the cancellation of $60.0 million aggregate principal amount of the Company’s senior secured notes held by Starboard (the “Senior Secured Notes”) and the receipt by the Company of aggregate gross proceeds of approximately $55.0 million (the “Series B Warrants Exercise”). Such transactions are referred to as the “Recapitalization Transactions.” As a result of the Recapitalization Transactions, Starboard owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date. Accordingly, following the Recapitalization Transactions no shares of Series A Redeemable Convertible Preferred Stock, no Series B Warrants, nor any Senior Secured Notes remain outstanding.
Governance
Under the Recapitalization Agreement, the parties agreed that, among other things, for a period from the date of the Recapitalization Agreement until May 12, 2026, the Board of the Company will include at least two (2) directors that are independent of, and not affiliates (as defined in Rule 144 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) of, Starboard, with current Board members Maureen O’Connell and Isaac T. Kohlberg satisfying this initial condition under the Recapitalization Agreement. Additionally, the Company appointed Gavin Molinelli as a member and as Chair of the Board. The Company and Starboard also agreed that until May 12, 2026, the number of directors serving on the Board will not exceed 10 members.
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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the three months ended March 31, 2025 and 2024 the Company did not make any reimbursements to Starboard under the Services Agreement.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:
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
Commodity Derivative Instruments: Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement (“ISDA”) with its counterparties. The net aggregate fair value of the open commodity derivatives liabilities was $2.9 million as of March 31, 2025 and was recorded in other current liabilities and other long-term liabilities in the condensed consolidated balance sheet, and as of December 31, 2024 the commodity derivative assets were $2.1 million and was included in prepaid expenses and other current assets and other non-current assets, in the condensed consolidated balance sheet (refer to Note 2 for additional information).
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
March 31, 2025:
Assets:
Equity securities	$18,064	$—	$—	$18,064
Liabilities:
Commodity derivative instruments	$—	$(2,865)	$—	$(2,865)

December 31, 2024:
Assets:
Equity securities	$23,135	$—	$—	$23,135
Commodity derivative instruments	$—	$2,114	$—	$2,114

Information about financial instruments that are eligible for offset in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Commodity derivative contracts
Gross amounts of recognized assets	$2,787	$3,220
Gross amounts offset on the balance sheet	(2,787)	(1,106)
Net amount of assets on the balance sheet	$—	$2,114
Commodity derivative liabilities
Gross amounts of recognized liabilities	$5,652	$1,106
Gross amount offset on the balance sheet	(2,787)	(1,106)
Net amounts of liabilities on the balance sheet	$2,865	$—

Benchmark’s realized derivative loss for the three months ended March 31, 2025 was $43,000 and realized derivative gain was $800,000 for the three months ended March 31, 2024. Benchmark’s unrealized derivative loss for the three months ended March 31, 2025 and 2024 was $5.0 million and $629,000, respectively.
In accordance with U.S. GAAP, from time to time, the Company measures certain assets and liabilities at fair value on a nonrecurring basis. Assets and liabilities accounted for on a non-recurring basis include asset retirement obligations incurred by the drilling of new oil and natural gas wells, the change in estimated asset retirement obligations, and the carrying value of proved and unproved oil and natural gas properties following impairment. The fair value of the asset retirement obligations is measured using valuation techniques consistent with the income approach, which converts future cash flows to a single discounted amount and significant inputs include the estimated plug and abandonment cost per well, the estimated life per well and the credit-adjusted risk-free rate. The fair value of the asset retirement obligations are within Level 3 of the fair value hierarchy. In connection with our Revolution Transaction, the fair value of the oil and gas properties was determined based upon estimated future discounted cash flow, a Level 3 input, using estimated production which we reasonably expect, and estimated prices adjusted for differentials. Unobservable inputs include estimated future oil and natural gas production, prices, operating and development costs and a discount rate of 12%, all Level 3 inputs within the fair value hierarchy. The Company also reviews the carrying value of equity securities without readily determinable fair value, equity method investments and patents on a quarterly basis for indications of impairment, and other long-lived assets at least annually. When indications of potential impairment are identified, the Company may be required to determine the fair value of those assets and record an adjustment for the carrying amount in excess of the fair value determined. Any fair value determination would be based on valuation approaches, which are appropriate under the circumstances and utilize Level 2 and Level 3 measurements as required. In connection with our Deflecto acquisition, nonrecurring Level 3 valuations were performed for certain intangible assets, refer to Note 3 for additional information.
14. RELATED PARTY TRANSACTIONS
In 2023, the Company entered into a Loan Facility (“Loan Facility”) with a related private portfolio company. As of March 31, 2025 and December 31, 2024, the Loan Facility balance including interest receivable was $3.9 million and $3.5 million, respectively. The Loan Facility is not impaired and no allowance for credit loss was deemed necessary as of March 31, 2025. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $87,000 and $59,000 in interest income during the three months ended March 31, 2025 and 2024, respectively. The receivable is included in other non-current assets in the condensed consolidated balance sheets.
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
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of March 31, 2025.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of March 31, 2025 and December 31, 2024, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark’s acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the three months ended March 31, 2025.
16. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On November 9, 2023, the Board approved a stock repurchase program (the “Repurchase Program”) for up to $20.0 million of the Company's common stock, subject to a cap of 5,800,000 shares of common stock. The Repurchase Program had no time limit and did not require the repurchase of a minimum number of shares. The common stock may could be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During the year ended December 31, 2024, the Company completed the Repurchase Program with total common stock purchases of 4,358,361 shares for the aggregate amount of $20.0 million, and accordingly there have been no stock repurchases under this repurchase program for the three months ended March 31, 2025.
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of March 31, 2025, there were 12,428,239 shares of common stock remain available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of March 31, 2025, there are 15,999,789 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2024	1,001,520	$4.16	$437	7.3 years
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited/Expired	—	$—	$—
Outstanding at March 31, 2025	1,001,520	$4.16	$—	7.1 years
Exercisable at March 31, 2025	842,541	$4.19	$—	7.0 years
Vested and expected to vest at March 31, 2025	1,001,520	$4.16	$—	7.1 years
Unrecognized stock-based compensation expense at March 31, 2025 (in thousands)	$191
Weighted average remaining vesting period at March 31, 2025	1.0 years
During the three months ended March 31, 2025, there were no stock options granted. The aggregate fair value of options vested during the three months ended March 31, 2025 and 2024 was $420,000 and $420,000, respectively.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2024	67,668	$3.63	833,195	$4.42	1,981,464	$4.61
Granted	—	$—	—	$—	—	$—
Vested	(67,668)	$3.63	(244,629)	$3.97	—	$—
Forfeited	—	$—	—	$—	—	$—
Nonvested at March 31, 2025	—	$—	588,566	$4.61	1,981,464	$4.61
Unrecognized stock-based compensation expense at March 31, 2025 (in thousands)	$—		$1,575		$1,052
Weighted average remaining vesting period at March 31, 2025	zero years		1.0 year		1.2 years

RSAs and RSUs granted are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the three months ended March 31, 2025 and 2024 was $246,000 and $440,000. The aggregate fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $1.0 million and $1.1 million. During the three months ended March 31, 2025, RSAs and RSUs totaling 312,297 shares were vested and 121,926 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted can be earned based upon the level of achievement of the Company’s compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia’s common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has expensed $1.6 million related to the PSUs based on the probability assessment performed as of March 31, 2025.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Options	$99	$128
RSAs	45	106
RSUs	559	624
PSUs	219	—
Total compensation expense for share-based awards	$922	$858
Total unrecognized stock-based compensation expense for time-based awards as of March 31, 2025 was $1.8 million, which will be amortized over a weighted average remaining vesting period of 1.0 year.

18. INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended March 31,
	2025	2024
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - Basic	24,287	(186)
Net income (loss) attributable to common stockholders - Diluted	$24,287	$(186)

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	96,018,047	99,745,905
Potentially dilutive common shares:
Employee stock options, restricted stock units and performance stock units	963,366	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	96,981,413	99,745,905

Basic net income per common share	$0.25	$—
Diluted net income per common share	$0.25	$—

Anti-dilutive potential common shares excluded from the computation of diluted net income (loss) per share:
Equity-based incentive awards	5,804	4,231,699
Total	5,804	4,231,699
19. SEGMENT REPORTING
As of March 31, 2025, the Company operates and reports its results in four reportable segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
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
The Company’s Manufacturing Operations segment generates operating income by serving a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. Deflecto primarily designs and manufactures (i) “take-one” point of purchase brochure, folder and applications display holders, (ii) plastic injection-molded office supply and arts, crafts and education products, (iii) plastic and aluminum air venting and air control products, (iv) extruded vinyl chair mats, (v) safety reflectors for bicycles and (vi) mud flaps and splash guards for the heavy duty truck market. The Manufacturing Operations reporting segment did not exist prior to the acquisition of Deflecto in October 2024.
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

The Company’s reportable segment information is as follows:

	Three Months Ended March 31, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues:
License fees	$69,905	$—	$—	$—	$69,905
Revenues - industrial operations	—	7,676	—	—	7,676
Oil sales	—	—	7,948	—	7,948
Natural gas sales	—	—	5,340	—	5,340
Natural gas liquids sales	—	—	4,665	—	4,665
Other service sales	—	—	353	—	353
Air distribution	—	—	—	9,856	9,856
Safety products	—	—	—	10,128	10,128
Office products	—	—	—	8,551	8,551
Total revenues	69,905	7,676	18,306	28,535	124,422

Cost of revenues:
Cost of sales - intellectual property operations	27,912	—	—	—	27,912
Cost of sales - industrial operations	—	4,064	—	—	4,064
Cost of sales - manufacturing operations	—	—	—	20,811	20,811
Cost of production	—	—	12,698	—	12,698
Total cost of revenues	27,912	4,064	12,698	20,811	65,485
Segment gross (loss) profit	41,993	3,612	5,608	7,724	58,937

Other operating expenses:
General and administrative expenses and sales and engineering expenses	3,485	3,310	1,607	7,453	15,855
Total other operating expenses	3,485	3,310	1,607	7,453	15,855
Segment operating income (loss)	$38,508	$302	$4,001	$271	43,082

Parent general and administrative expenses					$4,777
Operating income (loss)					$38,305
Total other (expense) income					$(8,696)
Income (loss) before income taxes					$29,609

	Three Months Ended March 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues:
License fees	$13,623	$—	$—	$—	$13,623
Revenues - industrial operations	—	8,841	—	—	8,841
Oil sales	—	—	661	—	661
Natural gas sales	—	—	730	—	730
Natural gas liquids sales	—	—	465	—	465
Total revenues	13,623	8,841	1,856	—	24,320

Cost of revenues:
Cost of sales - intellectual property operations	7,001	—	—	—	7,001
Cost of sales - industrial operations	—	4,049	—	—	4,049
Cost of production	—	—	1,315	—	1,315
Total cost of revenues	7,001	4,049	1,315	—	12,365
Segment gross (loss) profit	6,622	4,792	541	—	11,955

Other operating expenses:
General and administrative expenses and sales and engineering expenses	3,340	3,580	385	—	7,305
Total other operating expenses	3,340	3,580	385	—	7,305
Segment operating income (loss)	$3,282	$1,212	$156	$—	4,650

Parent general and administrative expenses					$6,737
Operating income (loss)					$(2,087)
Total other (expense) income					$789
Income (loss) before income taxes					$(1,298)

The Company’s reportable asset segment information is as follows:

	March 31, 2025	December 31, 2024
	(In thousands)
Total parent assets	137,414	150,033

Segment total assets:
Intellectual property operations	277,546	213,854
Industrial operations	48,881	48,438
Energy operations	203,693	209,355
Manufacturing operations	134,072	134,714
Total assets	$801,606	$756,394
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

	Three Months Ended March 31, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
Revenues by geographic area:
United States	$69,903	$2,938	$18,306	$17,799	$108,946
Canada and Latin America	—	290	—	6,069	6,359
Total Americas	69,903	3,228	18,306	23,868	115,305

Europe, Middle East and Africa	—	2,330	—	1,124	3,454

China	—	372	—	3,543	3,915
India	—	624	—	—	624
Asia-Pacific, excluding China and India	2	1,122	—	—	1,124
Total Asia-Pacific	2	2,118	—	3,543	5,663
Total revenues	$69,905	$7,676	$18,306	$28,535	$124,422

	Three Months Ended March 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
Revenues by geographic area:
United States	$2,064	$3,159	$1,856	$—	$7,079
Canada and Latin America	1	266	—	—	267
Total Americas	2,065	3,425	1,856	—	7,346

Europe, Middle East and Africa	—	2,478	—	—	2,478

China	4,650	518	—	—	5,168
India	—	918	—	—	918
Asia-Pacific, excluding China and India	6,908	1,502	—	—	8,410
Total Asia-Pacific	11,558	2,938	—	—	14,496
Total revenues	$13,623	$8,841	$1,856	$—	$24,320

	March 31, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$111	$209	$190,245	$7,219	$197,784
Canada	—	—	—	7,069	7,069
Europe	—	224	—	4,172	4,396
Asia-Pacific	—	698	—	2,511	3,209
Total	$111	$1,131	$190,245	$20,971	$212,458

	December 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$126	$220	$192,435	$7,685	$200,466
Canada	—	—	—	7,225	7,225
Europe	—	99	—	4,257	4,356
Asia-Pacific	—	925	—	2,573	3,498
Total	$126	$1,244	$192,435	$21,740	$215,545

20. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions through the filing of this Quarterly Report on Form 10-Q, and determined that no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these “forward-looking statements” as a result of various factors including the risks we discuss in Item 1A. "Risk Factors" in or Annual Report on Form 10-K for the year ended December 31 2024 and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
Currently, on a consolidated basis, our operating subsidiaries own or control the rights to multiple patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a variety of industries. Our current active patent portfolios are: our Atlas Technologies portfolio, which covers Wi-Fi 6 standard essential patents, our Avalon Technologies portfolio, which covers Wi-Fi 7 standard essential patents, our Unification Technologies portfolio, which covers flash memory technology; our Monarch Networking Technologies portfolio, which covers IP networking technology; our Stingray IP Solutions portfolio, which covers wireless networking; and our R2 Solutions portfolio, which covers internet search, advertising and cloud computing technology.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of March 31, 2025, across nearly 200 patent portfolio licensing and enforcement programs. As of March 31, 2025, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $897.5 million to our patent partners. During the past five calendar years ending on December 31, we generated gross licensing revenue of approximately $234.0 million and returned approximately $91.2 million to our patent partners.
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
We are supporting Printronix as it transitions its business mix from lower-margin printer sales to higher-margin consumable products including ink cartridges and specialty ribbons. Printronix’s dual hardware and consumables business model, combined with a streamlined operating structure, represents a steady source of cash flow for Acacia. The Printronix team is focused on topline initiatives and reducing general and administrative expenses, and we expect Printronix to continue to generate free cash flow on an annual basis.
For more information related to our Industrial Operations, refer to the section entitled “Industrial Operations Business” below.
Energy Operations
In November 2023, we acquired a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and gas company that acquires, produces and develops oil and gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring. Prior to Benchmark’s acquisition of additional assets in April 2024, Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Acacia made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations. Refer to Note 1 to the condensed consolidated financial statements elsewhere herein for additional information.
On April 17, 2024, Benchmark consummated the Revolution Transaction contemplated in the Revolution Purchase Agreement. Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells for a purchase price of $145 million in cash, subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. Following closing of the Revolution Transaction, the Company’s interest in Benchmark is approximately 73.5%. Refer to Note 11 to the accompanying condensed consolidated financial statements for additional information regarding the Benchmark Revolving Credit Facility.
For more information, refer to the section entitled “Energy Operations Business” below.
Manufacturing Operations
On October 18, 2024, Deflecto Purchaser, a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”) pursuant to the Deflecto Stock Purchase Agreement. Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. Its products include emergency warning triangles and vehicle mudguards used by the transportation industry, various airducts and air registers used by the HVAC market and literature, sign holders and floormats used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. Refer to Notes 3 and 11 for additional information related to the Deflecto acquisition and the Deflecto Term Loan, respectively.
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
On April 17, 2024, Benchmark consummated the Revolution Transaction contemplated in the Revolution Purchase Agreement pursuant to which Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells, for a purchase price of $145 million in cash, subject to customary post-closing adjustments (as described further in Note 1 to the accompanying condensed consolidated financial statements). Following closing, the Company’s interest in Benchmark is approximately 73.5%.
On October 18, 2024, Deflecto Purchaser, a wholly-owned subsidiary of Acacia, acquired Deflecto. Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement. The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Purchaser against certain claims, losses and liabilities. Refer to Note 1 to the accompanying condensed consolidated financial statements for additional information.

Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of March 31, 2025, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at March 31, 2025. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the condensed consolidated financial statements elsewhere herein for more information.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. We expect that our Manufacturing and Industrial Operations will continue to adjust their selling prices as required in response to higher costs and may also implement cost rationalization measures, as applicable. Additionally, our Energy Operations Business may experience inflation. The oil and natural gas industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Quarterly Report, our Patent Licensing, Enforcement and Technologies Business has two pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of its overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond the control of our Patent Licensing, Enforcement and Technologies Business. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.
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
We acquired one new patent portfolio during the three months ended March 31, 2025 consisting of Wi-Fi 7 standard essential patents. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired have estimated economic useful lives ranging from two to five years.
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
Manufacturing Operations Business
In October 2024, we acquired Deflecto. Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. Its products include emergency warning triangles and vehicle mudguards used by the transportation industry, various airducts and air registers used by the HVAC market and literature, sign holders and floormats used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China. While we believe our Manufacturing Operations Business has been reasonably protected from tariffs from a cost standpoint, we maintain a global production footprint, and have been re-shoring certain manufacturing functions and exploring sourcing alternatives to mitigate duty impacts. However, like many of its peers, our Manufacturing Operations Business has seen tariff-specific demand headwinds, particularly in its transportation unit, which provides safety-related and regulatory required components into the trucking industry. While this end market remains challenged due to purchasing delays, our Manufacturing Operations Business continues to invest to optimize its business in order to maximize cash flow when the cycle returns.

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
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations segment revenues may be found in Notes 2 and 19 to the condensed consolidated financial statements.

Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$124,422	$24,320	$100,102	412%
Total costs and expenses	86,117	26,407	59,710	226%
Operating income (loss)	38,305	(2,087)	40,392	(1,935%)
Total other (expense) income	(8,696)	789	(9,485)	(1,202%)
Income (loss) before income taxes	29,609	(1,298)	30,907	(2,381%)
Income tax (expense) benefit	(6,081)	1,109	(7,190)	(648%)
Net income (loss) attributable to Acacia Research Corporation	24,287	(186)	24,473	(13,158%)
Results of Operations - three months ended March 31, 2025 compared with the three months ended March 31, 2024
Total revenues increased $100.1 million to $124.4 million for the three months ended March 31, 2025, as compared to $24.3 million for the three months ended March 31, 2024, due to an increase in our Intellectual Property Operations revenues and our Manufacturing Operations revenue and Energy Operations revenue including the revenue from the recent acquisitions (refer to Note 3). Intellectual Property Operations revenues increased $56.3 million due to an increase in average license fees per agreement for the three months ended March 31, 2025. Industrial Operations revenues decreased $1.2 million due to decrease in the number of printer units and consumables products sold compared to the comparable prior period.
Income before income taxes was $29.6 million for the three months ended March 31, 2025, as compared to loss of $1.3 million in the comparable prior period. The net increase was comprised of the change in total revenues described above and other changes in operating expenses and other income or expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 as follows:
•Inventor royalties increased $15.9 million, from $606,000 to $16.5 million in the first quarter of 2025, primarily due to license agreement activity and related revenues generated with inventor royalty obligations.
•Litigation and licensing expenses increased $0.9 million, from $1.1 million to $2.1 million in the first quarter of 2025, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation.
•Printronix cost of sales, engineering and development expenses, and sales and marketing expenses remained relatively flat at $5.7 million in the first quarter of 2025 and the comparable prior period.
•Benchmark’s cost of production for the first quarter of 2025 added an additional $11.4 million to our consolidated operating expenses.
•General and administrative expenses increased $4.8 million, to $17.3 million in the first quarter of 2025 from $12.5 million in the first quarter of 2024, primarily due to expenses contributed from our new Manufacturing Operations of $5.7 million for the first quarter of 2025, offset by lower parent company legal fees.
•Compensation expense for share-based awards, included in general and administrative expenses above, increased $64,000, to $922,000 in the first quarter of 2025 from $858,000 in comparable prior year period, primarily due to expense recorded for the performance based awards.
•Unrealized loss from the change in fair value of our equity securities was $4.8 million in the first quarter of 2025, as compared to an unrealized gain of $26.7 million in the comparable prior year period. The unrealized loss and gain were derived from our Life Sciences Portfolio and our trading securities portfolio.

•Non-recurring legacy legal expense of $6.2 million in the first quarter of 2024 is related to a dispute involving former executives (the “AIP Matter”).
•Loss on derivatives was $5.0 million in the first quarter of 2025, as compared to a $171,000 in the comparable prior year period due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 13 for additional information regarding Benchmark’s commodity derivatives.
•Interest expense of $2.5 million for the three months ended March 31, 2025 related to the Benchmark Revolving Credit Facility and the Deflecto Term Loan.
Intellectual Property Operations
Revenues
ARG’s revenue activity for the periods presented included the following:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$69,490	$12,365	$57,125	462%
Recurring license revenue agreements	415	1,258	(843)	(67%)
Total revenues	$69,905	$13,623	$56,282	413%

New license agreements executed	2	6	(4)	(67%)
Licensing and enforcement programs generating revenues	6	6	—	—%
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $57.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due to an increase in average license fees per agreement. Recurring revenue, that provides for quarterly sales-based license fees, decreased $0.8 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, from various on-going license arrangements.
Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$16,541	$606	$15,935	2,630%
Contingent legal fees	4,798	1,824	2,974	163%
Litigation and licensing expenses	2,054	1,138	916	80%
Amortization of patents	4,519	3,433	1,086	32%
Total	$27,912	$7,001	$20,911	299%
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$2,897	$3,065	$(168)	(5%)
Consumable products	4,006	5,013	(1,007)	(20%)
Services	773	763	10	1%
Total	$7,676	$8,841	$(1,165)	(13%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts and consumable products for the three months ended decreased $0.2 million and $1.0 million, respectively compared to the three months ended March 31, 2024, due to a decrease in the number of printer units and consumable products sold. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding Printronix’s revenue arrangements and related concentrations.
Cost of Revenues

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$4,064	$4,049	$15	0%
Printronix’s cost of revenues remained relatively flat for the periods presented. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding Printronix’s cost of sales.

Energy Operations
Revenues
The following table provides the components of Benchmark’s revenues for the periods indicated, as well as each period’s respective average realized prices and production volumes. This table shows production on a barrel of oil equivalent basis in which natural gas is converted to oil at the ratio of 6 thousand cubic feet (“Mcf”) of natural gas to one barrel of oil. This ratio may not be reflective of the current price ratio between two products.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except per unit data and percentage change values)
Production:
Oil (Bbl)	114,388	8,868	105,520	1190%
Natural gas (Mcf)	1,466,349	292,190	1,174,159	402%
Natural gas liquids (Bbl)	7,047,446	775,316	6,272,130	809%
Total (boe)	526,576	76,026	450,550	593%

Average daily production:
Oil (Bbl/day)	1,271	97	1,174	1210%
Natural gas (Mcf/day)	16,293	3,211	13,082	407%
Natural gas liquids (Bbl/day)	78,305	8,520	69,785	819%
Total (boe/day)	5,851	835	5,016	601%

Revenues:
Oil sales	$7,948	$661	$7,287	1102%
Natural gas sales	5,340	730	4,610	632%
Natural gas liquids sales	4,665	465	4,200	903%
Other service sales	353	—	353	n/a
Total	$18,306	$1,856	$16,450	886%

Average Price:
Oil (per Bbl)	$69.48	$74.54	$(5.05)	(7)%
Natural gas (per Mcf)	$3.64	$2.50	$1.14	46%
Natural gas liquids (per Bbl)	$0.66	$0.60	$0.06	10%
Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding Benchmark’s revenue arrangements and related concentrations.
Cost of Production
Benchmark’s cost of production for the three months ended March 31, 2025 and 2024 was $12.7 million and $1.3 million, respectively, with the increase due to the assets acquired in the Revolution Transaction in April 2024.

Manufacturing Operations
Revenues
The following table includes Deflecto’s revenues for the three months ended March 31, 2025, with no comparable prior year period information as the Deflecto Transaction closed in October 2024.

	Three Months Ended March 31,
	2025	2024
Air distribution	$9,856	$—
Safety products	10,128	—
Office products	8,551	—
Total	$28,535	$—
Cost of Revenues
Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding Deflecto’s cost of revenues.
Operating Expenses

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Sales and marketing expenses - industrial operations	$1,567	$1,555	$12	1%
Sales and marketing expenses - manufacturing operations	1,745	—	1,745	n/a

General and administrative costs - intellectual property operations	3,485	3,340	145	4%
General and administrative costs - industrial operations	1,743	2,025	(282)	(14%)
General and administrative costs - energy operations	1,607	385	1,222	317%
General and administrative costs - manufacturing operations	5,708	—	5,708	n/a
Parent general and administrative expenses	4,777	6,737	(1,960)	(29%)
Total general and administrative expenses	17,320	12,487	4,833	39%
Total	$20,632	$14,042	$6,590	47%
The operating expenses table above includes the Company’s general and administrative expenses by operation, Printronix’s sales and marketing expenses, and Benchmark’s general and administrative costs. The table also includes Deflecto’s sales and marketing expenses and general and administrative costs for the three months ended March 31, 2025, with no comparable year period information as the Deflecto Transaction closed in October 2024. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional information regarding Printronix’s and Deflecto’s operating expenses.
General and Administrative Expenses
A summary of the main drivers of the increases (decreases) in general and administrative expenses is as follows:

Three Months Ended March 31,
2025 vs. 2024
(In thousands)
Other general and administrative costs	(2,037)
General and administrative costs - energy operations	1,222
Depreciation and amortization - manufacturing operations	1,544
Other general and administrative costs - manufacturing operations	3,692

General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and compensation expense for share-based awards, office and facilities costs, legal and accounting professional fees, public relations, stock administration, business development, fixed asset depreciation, amortization of Industrial Operations and Manufacturing Operations’ intangible assets, and other corporate costs. The periods presented above include an increase in Energy Operations’ general administrative expenses for the quarter following our acquisition of Revolution in April 2024. The table above also includes our Manufacturing Operations general and administrative expenses for the three months ended March 31, 2025, with no comparable period as the transaction closed in October 2024.
The increase in variable performance-based compensation costs was primarily due to fluctuations in performance-based compensation. The decrease in other general and administrative costs, which relates to our parent company and our Intellectual Property Operations, were primarily due to a decrease in corporate legal fees. The increase in compensation expense for share-based awards was primarily due to compensation expense incurred related to PSUs granted in 2023 based on a probability assessment regarding their vesting performed as of March 31, 2025. Refer to Note 17 to the condensed consolidated financial statements elsewhere herein for additional information regarding compensation expense. The decrease in general and administrative costs of Industrial Operations is due to Printronix’s initiative to reduce costs and operate more efficiently. In addition, our Energy Operations related general and administrative costs contributed an increase of $1.2 million and Manufacturing Operations related general and administrative costs and amortization of intangible assets contributed $5.2 million and $472,000, respectively, in each case driven by the acquisitions of Revolution and Deflecto. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(4,777)	$(26,701)	$21,924	(82%)
Gain on sale of equity securities	1,605	28,861	(27,256)	(94%)
Total net realized and unrealized gain	$(3,172)	$2,160	$(5,332)	(247%)
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
Our results included an unrealized loss from the change in fair value of our equity securities, and included realized gain from the sale of our equity securities. These changes were derived from our Life Sciences Portfolio and trading securities portfolio. The 2024 period unrealized loss and realized gain primarily relates to the sale of Arix shares.
Non-recurring legacy legal expense

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Non-recurring legacy legal expense	$—	$(6,243)	$6,243	(100%)
During the three months ended March 31, 2024, we recorded $6.2 million in connection with the AIP Matter in other income (expense) in the condensed consolidated statements of operations.

Income Taxes

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Income tax (expense) benefit	$(6,081)	$1,109	$(7,190)	(648%)
Effective tax rate	(21)%	85%	n/a	(106)%
Our income tax expense for the three months ended March 31, 2025 is primarily attributable to the statutory rate applied to our earnings. Our income tax benefit for the three months ended March 31, 2024 primarily attributable to recognizing an income tax benefit on losses incurred to date offset by foreign withholding taxes.
Our 2025 effective tax rate was slightly lower than the U.S. federal statutory rate primarily due to non-controlling partnership earning allocated to minority shareholders. The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries, and the amount of valuation allowances against deferred tax assets.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2025 and December 31, 2024 on foreign tax credits and certain state net operating losses. Refer to Note 2 to the condensed consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of March 31, 2025, are recognized as liabilities or generally are otherwise described in Note 15, “Commitments and Contingencies,” to the condensed consolidated financial statements included elsewhere herein. In particular, our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 15 to the accompanying condensed consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of our Energy Operations Business related to the Benchmark Revolving Credit Facility and the obligations of our Manufacturing Operations Business related to the Deflecto Term Loan are further described in Note 11 to the accompanying condensed consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 10 to the accompanying condensed consolidated financial statements.
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
At March 31, 2025, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
Furthermore, we intend to grow our company by acquiring additional operating businesses and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of this Quarterly Report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors” in our 2024 Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $290.0 million at March 31, 2025, compared to $297.0 million at December 31, 2024.
The Benchmark Revolving Credit Facility and Deflecto Revolving Credit Facility include covenants potentially limiting our borrowing capacity as determined by a leverage ratio. As of March 31, 2025, we were in compliance with all financial covenants applicable to our debt agreements. Refer to Note 11 to the accompanying condensed consolidated financial statements for additional information.
Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$2,425	$54,839
Investing activities	1,039	42,040
Financing activities	(6,071)	1,826
Effect of exchange rates on cash and cash equivalents	691	(34)
(Decrease) increase in cash and cash equivalents	$(1,916)	$98,671

Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Net income (loss) including noncontrolling interests in subsidiaries	$23,528	$(189)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	10,610	4,568
Accretion of asset retirement obligation	434	—
Compensation expense for share-based awards	922	858
(Gain) loss on foreign currency exchange	(155)	18
Change in fair value of equity securities	4,777	26,701
Gain on sale of equity securities	(1,605)	(28,861)
Unrealized loss on derivatives	4,978	629
Deferred income taxes, net of acquired net deferred tax assets	3,323	(3,652)
Changes in assets and liabilities:
Accounts receivable	(68,814)	65,156
Inventories	1,220	1,041
Prepaid expenses and other assets	728	(10,752)
Accounts payable and accrued expenses	1,223	7,108
Royalties and contingent legal fees payable	21,249	(7,811)
Deferred revenue	7	25
Net cash provided by operating activities	$2,425	$54,839
Cash receipts from ARG’s licensees totaled $1.0 million and $77.5 million for the three months ended March 31, 2025 and 2024, respectively. Cash receipts from Printronix's customers totaled $8.1 million and $8.5 million for the three months ended March 31, 2025 and 2024, respectively. Cash receipts from Benchmark’s customers totaled $18.7 million and $1.3 million for the three months ended March 31, 2025 and 2024, respectively. Cash receipts from Deflecto’s customers totaled $27.8 million for the three months ended March 31, 2025. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the three months ended was $2.4 million, compared to $54.8 million in the comparable prior year period. The decrease in cash provided by operations was primarily due to net inflows from the total changes in assets and liabilities (refer to Working Capital discussion below), increase in accounts receivable, decrease in inventories, decrease in prepaid expense and other assets, increase in accounts payable, increase in royalties and contingent legal fees payable and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at March 31, 2025 increased to $62.4 million, compared to $36.7 million at December 31, 2024, which was comprised of the changes in assets and liabilities presented above. The increase is primarily due to change in accounts receivable and royalties and contingent legal fees payable, which is related to the timing of the cash receipts related to Intellectual Property Operations Business. The increase in working capital is offset by a decrease in prepaid expenses.

Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Purchases of equity securities	$(4,827)	$(15,544)
Sales of equity securities	6,726	57,854
Acquisition, net of cash acquired and working capital adjustments (Note 3)	1,230	—
Purchases of property and equipment and additions to oil and gas properties	(2,090)	(270)
Net cash provided by investing activities	$1,039	$42,040
Cash inflows from investing activities for the three months ended March 31, 2025 was $1.0 million, as compared to cash inflows of $42.0 million in the prior year, primarily due to the net cash inflows from our trading securities portfolio equity securities transactions and sale of Arix shares. Refer to “Other Income/Expense – Equity Securities Investments” above and Note 4 to the condensed consolidated financial statements elsewhere herein for additional information related to Life Sciences Portfolio.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Three Months Ended March 31,
	2025	2024
	(In thousands)
Borrowings on the Revolving credit facility	$—	$2,500
Paydown of Revolving Credit Facility	(5,000)	—
Paydown of Term Loan	(600)	—
Taxes paid related to net share settlement of share-based awards	(471)	(674)
Net cash (used in) provided by financing activities	$(6,071)	$1,826
Cash outflows from financing activities for the three months ended March 31, 2025 increased to $6.1 million, as compared to cash inflows of $1.8 million in the prior year, primarily due to paydowns on the Benchmark Revolving Credit Facility and Deflecto Term Loan. Refer to Notes 11 to the condensed consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and Deflecto Term Loan.
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
We believe that of the significant accounting policies discussed in Note 2 included in our 2024 Annual Report, the following accounting policies require our most difficult, subjective or complex assumptions, judgments and estimates:
•revenue recognition;
•estimates of crude oil and natural gas reserves;
•valuation of long-lived assets, goodwill and other intangible assets; and

•accounting for income taxes.
Our critical accounting estimates have not changed materially from those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report. For further information on the significant accounting policies related to the revenue recognition, estimates of crude oil and natural gas reserves, valuation of long-lived assets, goodwill and other intangible assets and income taxes, refer to Note 2 to the consolidated financial statements and other related significant account policies included in our 2024 Annual Report.
Recent Accounting Pronouncements
The effects of accounting standards adopted in 2024 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to condensed consolidated financial statements included elsewhere herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary objective of our short-term investment activities is to preserve principal while concurrently maximizing the income we receive from our equity securities without significantly increasing risk. Some of the securities that we invest in may be subject to interest rate risk and/or market risk. This means that a change in prevailing interest rates, with respect to interest rate risk, or a change in the value of the United States equity markets, with respect to market risk, may cause the principal amount or market value of the equity securities to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment may decline. To minimize these risks in the future, we intend to maintain our portfolio of cash equivalents and equity securities in a variety of securities. Cash equivalents are comprised of investments in U.S. treasury securities and AAA rated money market funds that invest in first-tier only securities, which primarily include domestic commercial paper and securities issued or guaranteed by the U.S. government or its agencies. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Accordingly, a 100 basis point increase in interest rates or a 10% decline in the value of the United States equity markets would not be expected to have a material impact on the value of such money market funds. However, declines in interest rates over time will reduce our interest income.
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
As of March 31, 2025 and 2024, the carrying value of our equity investments in public and private companies was $54.8 million and $59.9 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of March 31, 2025, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $1.8 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound, Canadian Dollar, Chinese Yuan and Euro currency exchange rates, primarily related to foreign cash accounts. As of March 31, 2025, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that as a result of the material weakness and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
Other than planned remediation efforts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 15 to the condensed consolidated financial statements elsewhere herein for additional information.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our condensed consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties in “Item 1A. Risk Factors” in our 2024 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. There have been no material changes to the risk factors previously reported in our 2024 Annual Report, except as described below.
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
Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as our Manufacturing Operations Business sources a significant amount of its products from outside of the United States. In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials or contribute to inflation in the markets in which we operate. Our Manufacturing Operations Business operates 9 manufacturing facilities across the United States, Canada, the United Kingdom and China. Given our Manufacturing Operations Business’s reliance upon non-domestic suppliers, the rapidly evolving changes to United States’ trade policies (and those of other countries in response) may cause a material adverse effect on its ability to source products from other countries or the changes could significantly increase the costs of obtaining products, which could result in a material adverse effect on our financial results.
Further, a material increase in the cost of our Manufacturing Operations Business’s products may result in the products becoming less attractive relative to products offered by our competitors. In addition, the increased economic and operational uncertainty caused by the rapidly evolving international trade environment could reduce demand for our Manufacturing Operations Business’s products and result in a material adverse effect on our financial results. To date, we have seen tariffs and general macro-economic uncertainty cause some customers to delay purchasing decisions.
The foregoing changes, as well as any other changes in social, political, regulatory and economic conditions, or further changes to foreign or domestic laws and policies governing foreign trade (including export, import and sanctions), manufacturing and development and foreign direct investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business including our ability to repatriate cash accumulated outside the United States in a tax efficient manner.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Corporation adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2025 and 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: May 9, 2025	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: May 9, 2025	/s/ Kirsten Hoover
By: Kirsten Hoover
Interim Chief Financial Officer (Principal Financial Officer and Accounting Officer)