Form 10-Q
period 2025-06-30
ACACIA RESEARCH CORP
filed 2025-08-07
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 4, 2025, was 96,444,993.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
June 30, 2025
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, remediation of a material weakness, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements described in this Quarterly Report, refer to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2025 (our “2024 Annual Report”), “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, filed with the SEC on May 9, 2025, as well as in our other public filings with the SEC. In addition, actual results may differ materially as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$316,721	$273,880
Equity securities	21,467	23,135
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Accounts receivable, net	23,370	26,909
Inventories	25,724	27,485
Prepaid expenses and other current assets	19,958	31,987
Total current assets	443,990	420,146

Property, plant and equipment, net	22,751	23,865
Oil and natural gas properties, net	187,095	191,680
Goodwill	25,782	29,339
Other intangible assets, net	61,643	55,429
Operating lease, right-of-use assets	10,397	9,287
Deferred income tax assets, net	16,998	20,233
Other non-current assets	6,890	6,415
Total assets	$775,546	$756,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,972	$12,074
Accrued expenses and other current liabilities	22,677	20,575
Accrued compensation	6,394	6,277
Current asset retirement obligation	1,585	1,546
Royalties and contingent legal fees payable	5,681	5,448
Deferred revenue	731	1,319
Current portion of long-term debt	2,400	2,400
Total current liabilities	50,440	49,639

Asset retirement obligation	31,814	31,070
Long-term lease liabilities	7,551	6,778
Deferred income tax liabilities, net	2,697	2,609
Benchmark revolving credit facility	58,000	66,500
Deflecto facility	43,983	45,088
Other long-term liabilities	3,590	2,091
Total liabilities	198,075	203,775

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 96,444,993 and 96,048,999 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	96	96
Treasury stock, at cost, 20,542,064 as of June 30, 2025 and December 31, 2024, respectively	(118,542)	(118,542)
Accumulated other comprehensive income (loss)	345	(1,180)
Additional paid-in capital	911,473	910,237
Accumulated deficit	(254,792)	(275,786)
Total Acacia Research Corporation stockholders' equity	538,580	514,825

Noncontrolling interests	38,891	37,794

Total stockholders' equity	577,471	552,619

Total liabilities and stockholders' equity	$775,546	$756,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Intellectual property operations	$329	$5,333	$70,234	$18,956
Industrial operations	6,590	6,335	14,266	15,176
Energy operations	15,317	14,170	33,623	16,026
Manufacturing operations	29,001	—	57,536	—
Total revenues	51,237	25,838	175,659	50,158

Costs and expenses:
Cost of revenues - intellectual property operations	6,558	5,765	34,470	12,766
Cost of revenues - industrial operations	3,406	3,277	7,470	7,326
Cost of production - energy operations	12,309	10,038	25,007	11,353
Cost of revenues - manufacturing operations	22,422	—	43,233	—
Sales and marketing expenses - industrial and manufacturing operations	3,381	1,387	6,693	2,942
General and administrative expenses	15,546	10,129	32,866	22,616
Total costs and expenses	63,622	30,596	149,739	57,003
Operating income (loss)	(12,385)	(4,758)	25,920	(6,845)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	2,219	(4,744)	(2,558)	(31,445)
Gain on sale of equity securities	1,907	—	3,512	28,861
Net realized and unrealized gain (loss)	4,126	(4,744)	954	(2,584)
Non-recurring legacy legal expense	—	(6,613)	—	(12,856)
Gain (loss) on derivatives - energy operations	6,635	(2,659)	1,614	(2,488)
Gain (loss) on foreign currency exchange	280	(134)	435	(202)
Interest expense	(2,329)	(1,814)	(4,780)	(2,140)
Interest income	2,936	4,991	5,446	10,033
Other expense, net	(153)	(159)	(870)	(106)
Total other income (expense)	11,495	(11,132)	2,799	(10,343)

Income (loss) before income taxes	(890)	(15,890)	28,719	(17,188)

Income tax (expense) benefit	(547)	7,061	(6,628)	8,170

Net income (loss) including noncontrolling interests in subsidiaries	(1,437)	(8,829)	22,091	(9,018)

Net (income) loss attributable to noncontrolling interests in subsidiaries	(1,856)	383	(1,097)	386

Net income (loss) attributable to Acacia Research Corporation	$(3,293)	$(8,446)	$20,994	$(8,632)

Income (loss) per share:
Net income (loss) attributable to common stockholders - Basic	$(3,293)	$(8,446)	$20,994	$(8,632)
Weighted average number of shares outstanding - Basic	96,244,590	100,079,803	96,131,624	99,912,854
Basic net income (loss) per common share	$(0.03)	$(0.08)	$0.22	$(0.09)
Net income (loss) attributable to common stockholders - Diluted	$(3,293)	$(8,446)	$20,994	$(8,632)
Weighted average number of shares outstanding - Diluted	96,244,590	100,079,803	96,964,308	99,912,854
Diluted net income (loss) per common share	$(0.03)	$(0.08)	$0.22	$(0.09)

Other comprehensive income (loss):
Foreign currency translation	$863	$—	$1,525	$—
Total other comprehensive income, net	863	—	1,525	—
Total comprehensive income (loss)	(574)	(8,829)	23,616	(9,018)
Comprehensive (income) loss attributable to noncontrolling interests	(1,856)	383	(1,097)	386
Comprehensive income (loss) attributable to Acacia Research Corporation	$(2,430)	$(8,446)	$22,519	$(8,632)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	96,171,702	$96	$(118,542)	$910,688	$(251,499)	$(518)	$37,035	$577,260
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	(3,293)	—	1,856	(1,437)
Other comprehensive income	—	—	—	—	—	863	—	863
Stock options exercised	8,333	—	—	30	—	—	—	30
Issuance of common stock for vesting of restricted stock units	276,412	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	40,777	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(52,231)	—	—	(199)	—	—	—	(199)
Compensation expense for share-based awards	—	—	—	954	—	—	—	954
Balance at June 30, 2025	96,444,993	$96	$(118,542)	$911,473	$(254,792)	$345	$38,891	$577,471

	Three Months Ended June 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2024	100,021,951	$100	$(98,258)	$906,337	$(239,915)	$21,340	$589,604
Net income including noncontrolling interests in subsidiaries	—	—	—	—	(8,446)	(383)	(8,829)
Contributions to noncontrolling interests in subsidiaries	—	—	—	—	—	15,250	15,250
Change in ownership percentage in subsidiary	—	—	—	158	—	(158)	—
Stock options exercised	61,667	—	—	223	—	—	223
Issuance of common stock for vesting of restricted stock units	367,938	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	(2,802)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(73,295)	—	—	(394)	—	—	(394)
Compensation expense for share-based awards	—	—	—	891	—	—	891
Balance at June 30, 2024	100,375,459	$100	$(98,258)	$907,215	$(248,361)	$36,049	$596,745
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619
Net income including noncontrolling interests in subsidiaries	—	—	—	—	20,994	—	1,097	22,091
Other comprehensive income	—	—	—	—	—	1,525	—	1,525
Stock options exercised	8,333	—	—	30	—	—	—	30
Issuance of common stock for vesting of restricted stock units	521,041	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	40,777	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(174,157)	—	—	(670)	—	—	—	(670)
Compensation expense for share-based awards	—	—	—	1,876	—	—	—	1,876
Balance at June 30, 2025	96,444,993	$96	$(118,542)	$911,473	$(254,792)	$345	$38,891	$577,471

	Six Months Ended June 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$21,343	$589,609
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	(8,632)	(386)	(9,018)
Contributions to noncontrolling interests in subsidiaries	—	—	—	—	—	15,250	15,250
Change in ownership percentage in subsidiary	—	—	—	158	—	(158)	—
Stock options exercised	61,667	—	—	223	—	—	223
Issuance of common stock for vesting of restricted stock units	643,182	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	(2,802)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(222,061)	—	—	(1,068)	—	—	(1,068)
Compensation expense for share-based awards	—	—	—	1,749	—	—	1,749
Balance at June 30, 2024	100,375,459	$100	$(98,258)	$907,215	$(248,361)	$36,049	$596,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$22,091	$(9,018)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Depreciation, depletion and amortization	22,055	11,973
Amortization of debt discount and issuance costs	95	—
Accretion of asset retirement obligation	867	254
Compensation expense for share-based awards	1,876	1,749
(Gain) loss on foreign currency exchange	(435)	202
Change in fair value of equity securities	2,558	31,445
Gain on sale of equity securities	(3,512)	(28,861)
Unrealized (gain) loss on derivatives	(789)	3,401
Deferred income taxes	3,646	(10,939)
Changes in assets and liabilities:
Accounts receivable	3,501	61,727
Inventories	1,760	(1,368)
Prepaid expenses and other assets	(4,114)	(3,949)
Accounts payable and accrued expenses	2,551	20,437
Royalties and contingent legal fees payable	231	(5,917)
Deferred revenue	164	(159)
Net cash provided by operating activities	52,545	70,977

Cash flows from investing activities:
Acquisition, net of cash acquired and working capital adjustments (Note 3)	1,230	—
Patent acquisition	—	(9,000)
Purchases of equity securities	(12,543)	(15,544)
Sales of equity securities	15,165	57,854
Purchases of property and equipment	(940)	(508)
Net additions to oil and gas properties	(3,363)	(142,635)
Net cash used in investing activities	(451)	(109,833)

Cash flows from financing activities:
Contributions from noncontrolling interest	—	15,250
Borrowings on the Benchmark revolving credit facility	—	71,475
Paydown of Benchmark revolving credit facility	(8,500)	—
Paydown of Deflecto term loan	(1,200)	—
Taxes paid related to net share settlement of share-based awards	(670)	(1,068)
Proceeds from exercise of stock options	30	223
Net cash (used in) provided by financing activities	(10,340)	85,880

Effect of exchange rates on cash and cash equivalents	1,087	(127)

Increase in cash and cash equivalents	42,841	46,897

Cash and cash equivalents, beginning	273,880	340,091

Cash and cash equivalents, ending	$316,721	$386,988

Supplemental schedule of cash flow information:
Noncash investing and financing activities:
Patent acquisition of prepaid option	15,000	—
Accrued patent costs	—	5,000
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
We regularly evaluate opportunities to acquire new businesses where our research, execution, and operating partners can drive attractive earnings and book value per share growth. Our focus is companies with a total enterprise value of $1 billion or less; however, we may pursue larger acquisitions under the right circumstances. Broadly speaking, our potential acquisition targets are founder-owned or privately controlled businesses, entire public companies or carve-outs of specific segments, which show a path to consistent profitability, free cash flow generation and higher risk-adjusted return expectations. We buy businesses to create platforms. The Company remains focused on acquiring and building businesses that have stable cash flow generation with an ability to scale, while retaining the flexibility to make opportunistic acquisitions with high risk-adjusted return characteristics. Acacia then has optionality to grow and reinvest free cash flow or look to monetize and build new platforms.
Relationship with Starboard Value, LP
Our strategic relationship with Starboard Value, LP (together with certain funds and accounts affiliated with, or managed by, Starboard Value, LP, “Starboard”), the Company’s controlling shareholder, provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities. We have also entered into the Services Agreement (as defined below) with Starboard where Starboard has agreed to provide certain trade execution, research, due diligence, and other services on an expense reimbursement basis.
Intellectual Property Operations – Patent Licensing, Enforcement and Technologies Business
The Company, through its Patent Licensing, Enforcement and Technologies Business, invests in intellectual property and engages in the licensing and enforcement of patented technologies. Through our Patent Licensing, Enforcement and

Technologies Business, operated under our wholly owned subsidiary, Acacia Research Group, LLC, and its wholly-owned subsidiaries (collectively, “ARG”), we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright. While we, from time to time, partner with inventors and patent owners, from small entities to large corporations, we assume all responsibility for advancing operational expenses while pursuing a patent licensing and enforcement program, and when applicable, share net licensing revenue with our patent partners as that program matures, on a pre-arranged and negotiated basis. We may also provide upfront capital to patent owners as an advance against future licensing revenue.
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
During the six months ended June 30, 2025 and the year ended December 31, 2024, ARG obtained control of one and zero new patent portfolio, respectively.
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
Noncontrolling interests in Acacia’s majority-owned and controlled operating subsidiaries (“noncontrolling interests”) are separately presented as a component of stockholders’ equity. Consolidated net income or (loss) is adjusted to include the net (income) or loss attributed to noncontrolling interests in the consolidated statements of operations and comprehensive income (loss). Refer to the consolidated statements of changes in stockholders’ equity for noncontrolling interests activity.
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, as reported by Acacia in its 2024 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of June 30, 2025, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Paid-up license revenue agreements	$—	$4,888	$69,490	$17,253
Recurring license revenue agreements	329	445	744	1,703
Total	$329	$5,333	$70,234	$18,956
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
For contract arrangements that include multiple performance obligations, Printronix allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling price for each performance obligation. In general, standalone selling prices are observable for tangible products and standard software while standalone selling prices for repair and maintenance services are developed with an expected cost-plus margin or residual approach. Regional pricing, marketing strategies and business practices are evaluated to derive the estimated standalone selling price using a cost-plus margin methodology.

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
Printronix’s net revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Printers, consumables and parts	$5,795	$5,451	$12,698	$13,529
Services	795	884	1,568	1,647
Total	$6,590	$6,335	$14,266	$15,176
Refer to Note 19 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under ASC 606 and consists of payments and billings in advance of the performance. Printronix recognized $570,000 and $454,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended June 30, 2025 and 2024, respectively. Printronix recognized $732,000 and $1.0 million in revenue that was previously included in the beginning balance of deferred revenue during the six months ended June 30, 2025 and 2024, respectively.
Printronix’s payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix’s remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $1.4 million and $627,000 as of June 30, 2025 and December 31, 2024, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of June 30, 2025 are expected to be recognized over a period of approximately two years.

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
Benchmark’s revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Oil sales	$6,918	$8,082	$14,866	$8,743
Natural gas sales	4,034	1,991	9,374	2,721
Natural gas liquids sales	3,907	4,097	8,572	4,562
Other service sales	458	—	811	—
Total	$15,317	$14,170	$33,623	$16,026
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
Deflecto’s revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025	2025
	(In thousands)
Transportation safety	$11,005	$21,133
Air distribution	9,602	19,458
Office product	8,394	16,945
Total	$29,001	$57,536
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
Accounts Receivable and Allowance for Credit Losses
The opening balances of accounts receivable from contracts with customers for the six months ended June 30, 2025 and 2024 was $26.9 million and $80.6 million, respectively, which were net of allowances for estimated credit losses of $1.3 million and $56,000, respectively.
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of June 30, 2025 and December 31, 2024.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of June 30, 2025 and December 31, 2024, Printronix’s combined allowance for credit losses and allowance for sales returns was $422,000 and $425,000, respectively.
Energy Operations
Benchmark’s oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark’s accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2025 and December 31, 2024, Benchmark’s allowance for credit losses was $225,000.
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
Deflecto utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on Deflecto’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: past due receivables and the customer creditworthiness on the level of estimated credit losses in the existing receivables. Deflecto’s allowance for expected credit losses and discounts was $631,000 and $669,000 as of June 30, 2025 and December 31, 2024, respectively. Customer rebate reserves were $3.1 million and $4.2 million as of June 30, 2025 and December 31, 2024, respectively, and are reported as a reduction of accounts receivable.
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
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At June 30, 2025, as most of Benchmark’s wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
Recent Accounting Pronouncements
Recently Adopted
There have been no recent accounting pronouncements adopted by the Company which would have a material impact on the Company’s financial statements.

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
The following table summarizes the consideration transferred to acquire Deflecto and the recognized amounts of identifiable assets and acquired liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred:
Cash	$59,898
Closing indebtedness	21,391
Transaction expenses paid to Sellers	15,290
Adjustment and indemnity escrow amount	1,185
Total consideration	$97,764

Identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$11,316
Accounts receivables	15,705
Inventories	17,617
Prepaid expenses and other current assets	4,498
Deferred tax assets	11,588
Property, plant and equipment, net	23,203
Operating lease, right-of-use assets	8,841
Customer relationships	22,400
Trade names and trademarks	9,100
Developed technology	1,000
Favorable leases	704
Accounts payable	(8,836)
Accrued expenses	(17,172)
Liability for sales tax and fees	(7,000)
Current lease liabilities	(2,614)
Long-term lease liabilities	(6,354)
Deferred tax liabilities	(3,031)
Total identifiable net assets	$80,965
Goodwill	$16,799
During the three months ended March 31, 2025, the goodwill arising from the acquisition was decreased by $3.8 million due to measurement period adjustments. The measurement period adjustments were related to proceeds received from working capital adjustments of $1.2 million and increases in the preliminary valuations of the acquired assets and liabilities comprising: $2.2 million in customer relationships, $500,000 in trade names and trademarks, $315,000 in deferred tax assets, and $416,000 in deferred tax liabilities.
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
4. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
June 30, 2025:
Equity securities - other common stock	$25,789	$7	$(4,329)	$21,467
Total	$25,789	$7	$(4,329)	$21,467

December 31, 2024:
Equity securities - other common stock	$24,898	$118	$(1,881)	$23,135
Total	$24,898	$118	$(1,881)	$23,135
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. The total fair value of the remaining Life Sciences Portfolio investment of $25.7 million was included in our consolidated balance sheets as of June 30, 2025 and December 31, 2024.
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

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Change in fair value of equity securities of public companies	$—	$—	$—	$(28,581)
Gain on sale of equity securities of public companies	—	—	—	28,581
Net realized and unrealized gain	$—	$—	$—	$—
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of June 30, 2025 and December 31, 2024, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the three and six months ended and 2024, there were no earnings on equity investments included in the consolidated statements of operations and comprehensive income (loss). No distributions were received during the three and six months ended June 30, 2025 and 2024.
5. INVENTORIES
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Raw materials	$6,737	$8,575
Subassemblies and work in process	1,171	1,481
Finished goods	17,816	17,429
Total inventories	$25,724	$27,485

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$13,467	$14,687
Vehicles	525	404
Furniture and fixtures	818	528
Computer hardware and software	2,938	1,218
Land	2,883	2,876
Building and leasehold improvements	8,941	9,078
	29,572	28,791
Accumulated depreciation and amortization	(6,821)	(4,926)
Property, plant and equipment, net	$22,751	$23,865
Total depreciation and amortization expense in the consolidated statements of operations and comprehensive income (loss) was $1.2 million and $277,000 for the three months ended June 30, 2025 and 2024, respectively and $2.5 million and $557,000 for the six months ended June 30, 2025 and 2024, respectively. Our Intellectual Property Operations and parent company include depreciation and amortization in general and administrative expenses. Our Manufacturing Operations include $1.1 million and $2.1 million of depreciation and amortization in general and administrative expenses for the three and six months ended June 30, 2025, respectively. For the three months ended June 30, 2025 and 2024, our Industrial Operations allocated depreciation and amortization, totaling $113,000 and $250,000, respectively, to all applicable operating expense categories, including cost of sales of $69,000 and $294,000, respectively. For the six months ended June 30, 2025 and 2024, our Industrial Operations allocated depreciation and amortization, totaling $230,000 and $502,000, respectively, to all applicable operating expense categories, including cost of sales of $161,000 and $208,000, respectively.
7. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark’s oil and natural gas properties consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Proved oil and gas properties	$202,838	$199,559
Unproved oil and gas properties	4,786	4,786
Accumulated depletion and depreciation	(20,529)	(12,665)
Oil and natural gas properties, net	$187,095	$191,680
Total depletion and depreciation expense in the consolidated statements of operations and comprehensive income (loss) was $3.9 million and $3.5 million for the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, total depletion and depreciation expense in the consolidated statements of operations and comprehensive income (loss) was $7.9 million and $3.9 million, respectively. Our Energy Operations includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of June 30, 2025 and December 31, 2024.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
The following table presents the changes in the carrying amount of goodwill for the six months ended June 30, 2025. The carrying amount of goodwill was $9.0 million as of June 30, 2024, and there were no changes in the carrying amount of goodwill during the six months ended June 30, 2024.

	June 30, 2025
	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Beginning balance	$7,541	$1,449	$20,349	$29,339
Effect of foreign currency translation	—	—	272	272
Measurement period adjustments	—	—	(3,829)	(3,829)
Ending balance	$7,541	$1,449	$16,792	$25,782
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 3 for additional information related to the Deflecto acquisition and measurement period adjustments recorded during the six months ended June 30, 2025.
Other intangible assets, net consisted of the following:

	June 30, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$366,402	$(342,144)	$24,258
Industrial operations	7 years	3,400	(1,813)	1,587
Total patents		369,802	(343,957)	25,845
Customer relationships:
Industrial operations	7 years	5,300	(2,824)	2,476
Manufacturing operations	15 years	22,438	(1,029)	21,409
Total customer relationships		27,738	(3,853)	23,885
Trade name and trademarks:
Industrial operations	7 years	3,430	(1,828)	1,602
Manufacturing operations	10 years	401	(29)	372
Manufacturing operations	Indefinite	8,685	—	8,685
Total trade name and trademarks		12,516	(1,857)	10,659
Developed technology - manufacturing operations	10 years	1,000	(70)	930
Favorable leases - manufacturing operations	1.9 years	704	(380)	324
Total		$411,760	$(350,117)	$61,643

	December 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$351,403	$(332,211)	$19,192
Industrial operations	7 years	3,400	(1,568)	1,832
Total patents		354,803	(333,779)	21,024
Customer relationships:
Industrial operations	7 years	5,300	(2,446)	2,854
Manufacturing operations	15 years	20,200	(269)	19,931
Total customer relationships		25,500	(2,715)	22,785
Trade name and trademarks:
Industrial operations	7 years	3,430	(1,583)	1,847
Manufacturing operations	10 years	400	(8)	392
Manufacturing operations	Indefinite	8,009	—	8,009
Total trade name and trademarks		11,839	(1,591)	10,248
Developed technology - manufacturing operations	10 years	1,000	(20)	980
Favorable leases - manufacturing operations	1.9 years	704	(312)	392
Total		$393,846	$(338,417)	$55,429
Total other intangible asset amortization expense in the consolidated statements of operations and comprehensive income (loss) was $6.3 million and $3.7 million for the three months ended June 30, 2025 and 2024, respectively, and $11.7 million and $7.5 million for the six months ended June 30, 2025 and 2024, respectively. The Company did not record charges related to impairment of other intangible assets for the six months ended June 30, 2025 and 2024. There was no accelerated amortization of other intangible assets for the six months ended June 30, 2025 and 2024. Intellectual Property Operations amortization of patents was $5.4 million and $3.2 million for the three months ended June 30, 2025 and 2024, respectively, and $9.9 million and $6.7 million for the six months ended June 30, 2025 and 2024, respectively. Intellectual Property Operations amortization of patents is expensed in cost of revenues. Industrial Operations amortization of intangible assets was $433,000 for the three months ended June 30, 2025 and 2024, and $868,000 and $866,000 for the six months ended June 30, 2025 and 2024, respectively. Manufacturing Operations amortization of intangible assets was $427,000 and $899,000 for the three and six months ended June 30, 2025. Industrial Operations and Manufacturing Operations amortization of intangible assets is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2025	$12,335
2026	10,970
2027	8,510
2028	4,243
2029	1,660
2030	1,660
Thereafter	13,580
Total	$52,958
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2024. During the six months ended June 30, 2025, ARG exercised the option to acquire all rights to license and enforce the portfolio and capitalized $15.0 million in patent and patent rights costs.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2025	December 31, 2024
	(In thousands)
Accrued consulting and other professional fees	$1,367	$2,602
Income taxes payable	6,069	3,832
Sales and tax and fees payable	5,217	4,818
Other tax payable	1,776	2,046
Interest accrual	1,585	1,162
Service contract costs, current	937	277
Short-term lease liability	4,081	3,563
Other accrued liabilities	1,645	2,275
Total	$22,677	$20,575
10. ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in asset retirement obligations in the consolidated balance sheets:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Beginning balance	$32,616	$294
Liabilities acquired	—	28,713
Liabilities settled	(84)	—
Accretion of discounts	867	254
Ending balance	$33,399	$29,261
Less: Current portion	(1,585)	(1,543)
Asset retirement obligation, long-term	$31,814	$27,718
11. REVOLVING CREDIT FACILITY AND TERM LOAN
Benchmark Loan Agreement
On April 17, 2024 (the “Revolution Closing Date”), in connection with the Revolution Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the “Benchmark Loan Agreement”) with Frost Bank, as Administrative Agent and LC Issuer (“Frost Bank”) and the lenders from time to time party thereto (the “Benchmark Lenders”), governing a revolving credit facility with a maximum aggregate credit amount of $150 million (the “Benchmark Revolving Credit Facility”), approximately $85 million of which was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Revolution Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. During the three and six months ended June 30, 2025, Benchmark made payments of $3.5 million and $8.5 million, respectively, under the Benchmark Revolving Credit Facility reducing the borrowing base. The outstanding balance on the Benchmark Revolving Credit Facility was $58.0 million and $66.5 million as of June 30, 2025 and December 31, 2024, respectively.

Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Benchmark Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of June 30, 2025, the weighted average interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 8%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee of 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable. As of June 30, 2025, Benchmark was in compliance with its covenants related to the Benchmark Loan Agreement.
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
The Deflecto Credit Agreement contains customary events of default, including, among others, nonpayment (with a grace period for interest payments), material inaccuracy of representations and warranties, violation of covenants (subject to certain grace periods), cross-default to other material indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Deflecto Credit Agreement immediately due and payable. As of June 30, 2025, Deflecto was in compliance with its covenants related to the Deflecto Credit Agreement.

On October 18, 2024, in connection with the closing of the Deflecto Transaction, Deflecto borrowed the $48.0 million under the Deflecto Term Loan to finance, in part, the Purchase Price for the Deflecto Transaction. Borrower may borrow additional amounts under the Deflecto Facility from time to time as opportunities and needs arise, subject to the terms of the Deflecto Facility. During the three and six months ended June 30, 2025, Deflecto made payments of $600,000 and $1.2 million. As of June 30, 2025, the interest rate associated with the outstanding balance on the Deflecto Term Loan was 8%. Deflecto’s outstanding balance on Deflecto Term Loan was $46.4 million and $47.5 million as of June 30, 2025 and December 31, 2024, respectively.
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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the six months ended June 30, 2025 and 2024 the Company’s reimbursements to Starboard under the Services Agreement were zero and $476,000, respectively.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:
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

Commodity Derivative Instruments: Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement (“ISDA”) with its counterparties. The net aggregate fair value of the open commodity derivatives assets was $2.9 million and $2.1 million as of June 30, 2025 and December 31, 2024, respectively and was recorded in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet (refer to Note 2 to the consolidated financial statements included in our 2024 Annual Report).
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
June 30, 2025:
Equity securities	$21,467	$—	$—	$21,467
Commodity derivative instruments	$—	$2,902	$—	$2,902

December 31, 2024:
Equity securities	$23,135	$—	$—	$23,135
Commodity derivative instruments	$—	$2,114	$—	$2,114
Information about financial instruments that are eligible for offset in the consolidated balance sheets were as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Commodity derivative assets
Gross amount of recognized assets	$4,933	$3,220
Gross amount offset on the balance sheet	(2,031)	(1,106)
Net amount of assets on the balance sheet	$2,902	$2,114

Commodity derivative liabilities
Gross amount of recognized liabilities	$2,031	$1,106
Gross amount offset on the balance sheet	(2,031)	(1,106)
Net amount of liabilities on the balance sheet	$—	$—
Benchmark’s realized derivative gain was $869,000 and $826,000 for the three and six months ended June 30, 2025, respectively. Benchmark’s realized derivative gain was $113,000 and $913,000 for the three and six months ended June 30, 2024, respectively. Benchmark’s unrealized derivative gain for the three and six months ended June 30, 2025 was $5.8 million and $789,000, respectively, and an unrealized derivative loss of $2.8 million and $3.4 million for the three and six months ended June 30, 2024, respectively.
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
14. RELATED PARTY TRANSACTIONS
In 2023, the Company entered into a Loan Facility (“Loan Facility”) with a related private portfolio company. As of June 30, 2025 and December 31, 2024, the Loan Facility balance including interest receivable was $4.3 million and $3.5 million, respectively. The Loan Facility is not impaired and no allowance for credit loss was deemed necessary as of June 30, 2025. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $187,000 and $125,000 in interest income during the six months ended June 30, 2025 and 2024, respectively. The receivable is included in other non-current assets in the consolidated balance sheets.
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

Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of June 30, 2025.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of June 30, 2025 and December 31, 2024, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark’s acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the three and six months ended June 30, 2025.
16. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On November 9, 2023, the Board approved a stock repurchase program (the “Repurchase Program”) for up to $20.0 million of the Company's common stock, subject to a cap of 5,800,000 shares of common stock. The Repurchase Program had no time limit and did not require the repurchase of a minimum number of shares. The common stock could be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During the year ended December 31, 2024, the Company completed the Repurchase Program with total common stock purchases of 4,358,361 shares for the aggregate amount of $20.0 million, and accordingly there have been no stock repurchases under this repurchase program for the six months ended June 30, 2025.
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
Discretionary Option Grant Program. Under the discretionary option grant program, Acacia’s compensation committee may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Acacia or its subsidiaries (including employees, non-employee board members and consultants) at an exercise price not less than 100% of the fair market value of those shares on the grant date, and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Acacia’s voting stock or the voting stock of any of its subsidiaries (a “10% shareholder”)). Fair market value is generally equal to the closing price per share of the Company’s common stock on the principal securities exchange on which the common stock is traded on the date the option is granted (or if there was no closing price on that date, on the last preceding date on which a closing price was reported). Stock options will generally have a term of ten years from the date of grant; provided that the term of an incentive stock option granted to a 10% shareholder may not exceed five years from the date of grant.
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of June 30, 2025, there were 12,194,430 shares of common stock available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of June 30, 2025, there are 15,674,267 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2024	1,001,520	$4.16	$437	7.3 years
Granted	—	$—	$—
Exercised	(8,333)	$3.58	$2,704
Forfeited/Expired	—	$—	$—
Outstanding at June 30, 2025	993,187	$4.16	$—	6.8 years
Exercisable at June 30, 2025	834,208	$4.19	$—	6.8 years
Vested and expected to vest at June 30, 2025	993,187	$4.16	$—	6.8 years
Unrecognized stock-based compensation expense at June 30, 2025 (in thousands)	$142
Weighted average remaining vesting period at June 30, 2025	0.7 years
During the three and six months ended June 30, 2025, there were no stock options granted. The aggregate fair value of options vested during the six months ended June 30, 2025 and 2024 was $420,000 and $521,000, respectively.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2024	67,668	$3.63	833,195	$4.42	1,981,464	$4.61
Granted	40,777	$3.68	193,032	$3.73	—	$—
Vested	(108,445)	$3.65	(521,041)	$4.46	—	$—
Forfeited	—	$—	—	$—	—	$—
Nonvested at June 30, 2025	—	$—	505,186	$4.11	1,981,464	$4.61
Unrecognized stock-based compensation expense at June 30, 2025 (in thousands)	$—		$1,762		$831
Weighted average remaining vesting period at June 30, 2025	—		0.9 years		1.0 year
RSAs and RSUs granted are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the six months ended June 30, 2025 and 2024 was $396,000 and $623,000, respectively. The aggregate fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $2.3 million and $2.9 million, respectively. During the six months ended June 30, 2025, RSAs and RSUs totaling 629,486 shares were vested and 174,157 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted can be earned based upon the level of achievement of the Company’s compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia’s common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has expensed $1.8 million related to the PSUs based on the probability assessment performed as of June 30, 2025.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Options	$50	$124	$149	$252
RSAs	150	136	194	242
RSUs	533	631	1,093	1,255
PSUs	221	—	440	—
Total compensation expense for share-based awards	$954	$891	$1,876	$1,749
Total unrecognized stock-based compensation expense for time-based awards as of June 30, 2025 was $2.7 million, which will be amortized over a weighted average remaining vesting period of 0.9 years.
18. INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - Basic	(3,293)	(8,446)	20,994	(8,632)
Net income (loss) attributable to common stockholders - Diluted	$(3,293)	$(8,446)	$20,994	$(8,632)

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	96,244,590	100,079,803	96,131,624	99,912,854
Potentially dilutive common shares:
Employee stock options, restricted stock units and performance stock units	—	—	832,684	—
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Diluted	96,244,590	100,079,803	96,964,308	99,912,854

Basic net income (loss) per common share	$(0.03)	$(0.08)	$0.22	$(0.09)
Diluted net income (loss) per common share	$(0.03)	$(0.08)	$0.22	$(0.09)

Anti-dilutive potential common shares excluded from the computation of diluted net income (loss) per share:
Equity-based incentive awards	9,099	3,898,180	24,675	3,898,180
Total	9,099	3,898,180	24,675	3,898,180

19. SEGMENT REPORTING
As of June 30, 2025, the Company operates and reports its results in four reportable segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
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
We regularly provide management reports to the CODM that include segment revenue and segment operating income (loss). The significant segment expense reports regularly provided to the CODM include cost of revenue and operating expenses. There were no significant inter-segment transactions during the six months ended June 30, 2025 and 2024.

The Company’s reportable segment information is as follows:

	Three Months Ended June 30, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues:
License fees	$329	$—	$—	$—	$329
Revenues - industrial operations	—	6,590	—	—	6,590
Oil sales	—	—	6,918	—	6,918
Natural gas sales	—	—	4,034	—	4,034
Natural gas liquids sales	—	—	3,907	—	3,907
Other service sales	—	—	458	—	458
Air distribution	—	—	—	9,602	9,602
Safety products	—	—	—	11,005	11,005
Office products	—	—	—	8,394	8,394
Total revenues	329	6,590	15,317	29,001	51,237

Cost of revenues:
Cost of sales - intellectual property operations	6,558	—	—	—	6,558
Cost of sales - industrial operations	—	3,406	—	—	3,406
Cost of sales - manufacturing operations	—	—	—	22,422	22,422
Cost of production	—	—	12,309	—	12,309
Total cost of revenues	6,558	3,406	12,309	22,422	44,695
Segment gross (loss) profit	(6,229)	3,184	3,008	6,579	6,542

Other operating expenses:
General and administrative expenses and sales and engineering expenses	1,384	3,110	915	7,205	12,614
Total other operating expenses	1,384	3,110	915	7,205	12,614
Segment operating income (loss)	$(7,613)	$74	$2,093	$(626)	(6,072)

Parent general and administrative expenses					$6,313
Operating income (loss)					$(12,385)
Total other income (expense)					$11,495
Income (loss) before income taxes					$(890)

	Three Months Ended June 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues:
License fees	$5,333	$—	$—	$—	$5,333
Revenues - industrial operations	—	6,335	—	—	6,335
Oil sales	—	—	8,082	—	8,082
Natural gas sales	—	—	1,991	—	1,991
Natural gas liquids sales	—	—	4,097	—	4,097
Total revenues	5,333	6,335	14,170	—	25,838

Cost of revenues:
Cost of sales - intellectual property operations	5,765	—	—	—	5,765
Cost of sales - industrial operations	—	3,277	—	—	3,277
Cost of production	—	—	10,038	—	10,038
Total cost of revenues	5,765	3,277	10,038	—	19,080
Segment gross (loss) profit	(432)	3,058	4,132	—	6,758

Other operating expenses:
General and administrative expenses and sales and engineering expenses	1,821	3,292	883	—	5,996
Total other operating expenses	1,821	3,292	883	—	5,996
Segment operating income (loss)	$(2,253)	$(234)	$3,249	$—	762

Parent general and administrative expenses					$5,520
Operating income (loss)					$(4,758)
Total other income (expense)					$(11,132)
Income (loss) before income taxes					$(15,890)

	Six Months Ended June 30, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues:
License fees	$70,234	$—	$—	$—	$70,234
Revenues - industrial operations	—	14,266	—	—	14,266
Oil sales	—	—	14,866	—	14,866
Natural gas sales	—	—	9,374	—	9,374
Natural gas liquids sales	—	—	8,572	—	8,572
Other service sales	—	—	811	—	811
Air distribution	—	—	—	19,458	19,458
Safety products	—	—	—	21,133	21,133
Office products	—	—	—	16,945	16,945
Total revenues	70,234	14,266	33,623	57,536	175,659

Cost of revenues:
Cost of sales - intellectual property operations	34,470	—	—	—	34,470
Cost of sales - industrial operations	—	7,470	—	—	7,470
Cost of sales - manufacturing operations	—	—	—	43,233	43,233
Cost of production	—	—	25,007	—	25,007
Total cost of revenues	34,470	7,470	25,007	43,233	110,180
Segment gross profit	35,764	6,796	8,616	14,303	65,479

Other operating expenses:
General and administrative expenses and sales and engineering expenses	4,869	6,420	2,522	14,658	28,469
Total other operating expenses	4,869	6,420	2,522	14,658	28,469
Segment operating income (loss)	$30,895	$376	$6,094	$(355)	37,010

Parent general and administrative expenses					11,090
Operating income (loss)					25,920
Total other income (expense)					2,799
Income (loss) before income taxes					$28,719

	Six Months Ended June 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues:
License fees	$18,956	$—	$—	$—	$18,956
Revenues - industrial operations	—	15,176	—	—	15,176
Oil sales	—	—	8,743	—	8,743
Natural gas sales	—	—	2,721	—	2,721
Natural gas liquids sales	—	—	4,562	—	4,562
Total revenues	18,956	15,176	16,026	—	50,158

Cost of revenues:
Cost of sales - intellectual property operations	12,766	—	—	—	12,766
Cost of sales - industrial operations	—	7,326	—	—	7,326
Cost of sales - manufacturing operations	—	—	—	—	—
Cost of production	—	—	11,353	—	11,353
Total cost of revenues	12,766	7,326	11,353	—	31,445
Segment gross (loss) profit	6,190	7,850	4,673	—	18,713

Other operating expenses:
General and administrative expenses and sales and engineering expenses	5,161	6,872	1,268	—	13,301
Total other operating expenses	5,161	6,872	1,268	—	13,301
Segment operating (loss) income	$1,029	$978	$3,405	$—	5,412

Parent general and administrative expenses					12,257
Operating income (loss)					(6,845)
Total other income (expense)					(10,343)
Income (loss) before income taxes					$(17,188)
The Company’s reportable asset segment information is as follows:

	June 30, 2025	December 31, 2024
	(In thousands)
Total parent assets	$137,240	$150,033

Segment total assets:
Intellectual property operations	249,188	213,854
Industrial operations	49,293	48,438
Energy operations	204,647	209,355
Manufacturing operations	135,178	134,714
Total assets	$775,546	$756,394
The Company’s revenues and long-lived tangible assets by geographic area are presented below. Intellectual Property Operations revenues are attributed to licensees domiciled in foreign jurisdictions. Printronix’s net sales to external customers are attributed to geographic areas based upon the final destination of products shipped. Deflecto’s net sales to external customers are attributed to geographic areas based upon the origin of products shipped. The Company, primarily through its Printronix and Deflecto subsidiary, has identified three global regions for marketing its products and services: Americas, Europe, Middle East and Africa, and Asia-Pacific. Assets are summarized based on the location of held assets. Benchmark’s sales are only attributed to the United States of America.

	Three Months Ended June 30, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$329	$2,827	$15,317	$16,590	$35,063
Canada and Latin America	—	384	—	5,699	6,083
Total Americas	329	3,211	15,317	22,289	41,146

Europe, Middle East and Africa	—	1,753	—	1,251	3,004

China	—	343	—	5,461	5,804
India	—	459	—	—	459
Asia-Pacific, excluding China and India	—	824	—	—	824
Total Asia-Pacific	—	1,626	—	5,461	7,087
Total revenues	$329	$6,590	$15,317	$29,001	$51,237

	Three Months Ended June 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$5,331	$2,873	$14,170	$—	$22,374
Canada and Latin America	—	220	—	—	220
Total Americas	5,331	3,093	14,170	—	22,594

Europe, Middle East and Africa	—	1,705	—	—	1,705

China	—	232	—	—	232
India	—	517	—	—	517
Asia-Pacific, excluding China and India	2	788	—	—	790
Total Asia-Pacific	2	1,537	—	—	1,539
Total revenues	$5,333	$6,335	$14,170	$—	$25,838

	Six Months Ended June 30, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$70,232	$5,765	$33,623	$34,389	$144,009
Canada and Latin America	—	674	—	11,768	12,442
Total Americas	70,232	6,439	33,623	46,157	156,451

Europe, Middle East and Africa	—	4,083	—	2,375	6,458

China	—	715	—	9,004	9,719
India	—	1,083	—	—	1,083
Asia-Pacific, excluding China and India	2	1,946	—	—	1,948
Total Asia-Pacific	2	3,744	—	9,004	12,750
Total revenues	$70,234	$14,266	$33,623	$57,536	$175,659

	Six Months Ended June 30, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$7,395	$6,032	$16,026	$—	$29,453
Canada and Latin America	1	486	—	—	487
Total Americas	7,396	6,518	16,026	—	29,940

Europe, Middle East and Africa	—	4,183	—	—	4,183

China	4,650	750	—	—	5,400
India	—	1,435	—	—	1,435
Asia-Pacific, excluding China and India	6,910	2,290	—	—	9,200
Total Asia-Pacific	11,560	4,475	—	—	16,035
Total revenues	$18,956	$15,176	$16,026	$—	$50,158

	June 30, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$105	$197	$188,237	$7,056	$195,595
Canada	—	615	—	6,744	7,359
Europe	—	230	—	4,267	4,497
Asia-Pacific	—	—	—	2,395	2,395
Total	$105	$1,042	$188,237	$20,462	$209,846

	December 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$126	$220	$192,435	$7,685	$200,466
Canada	—	—	—	7,225	7,225
Europe	—	99	—	4,257	4,356
Asia-Pacific	—	925	—	2,573	3,498
Total	$126	$1,244	$192,435	$21,740	$215,545

20. SUBSEQUENT EVENTS
On July 4, 2025, H.R. 1, the "One Big Beautiful Bill Act," was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. We are currently evaluating the impact of the legislation on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these “forward-looking statements” as a result of various factors including the risks we discuss in Item 1A. "Risk Factors" in or Annual Report on Form 10-K for the year ended December 31 2024, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of June 30, 2025, across nearly 200 patent portfolio licensing and enforcement programs. As of June 30, 2025, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $897.7 million to our patent partners. During the past five calendar years ending on December 31, we generated gross licensing revenue of approximately $274.5 million and returned approximately $86.8 million to our patent partners.
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
Recent Business Developments and Trends
Business Strategy
We intend to grow our Company by acquiring additional operating businesses, energy assets and intellectual property assets. However, we may not complete any acquisitions, and any acquisitions that we complete may be costly and could negatively affect our results of operations, and dilute our stockholders’ ownership, or cause us to incur significant expense, and we may not realize the expected benefits of acquisitions.
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

Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of June 30, 2025, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at June 30, 2025. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the consolidated financial statements elsewhere herein for more information.
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
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Quarterly Report, our Patent Licensing, Enforcement and Technologies Business has three pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of its overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond the control of our Patent Licensing, Enforcement and Technologies Business. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.
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
Energy Operations Business
Headquartered in Austin, Texas, Benchmark is an independent oil and gas company that acquires, produces and develops oil and gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team led by Chief Executive Officer Kirk Goehring. After the acquisition of Revolution, Benchmark’s existing assets consist of approximately 155,000 net acres and an interest in approximately 600 wells, the majority of which are operated. Acacia owns approximately 73.5% of Benchmark. Benchmark intends to enhance the value of such assets via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
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
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations segment revenues may be found in Notes 2 and 19 to the consolidated financial statements.

Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$51,237	$25,838	$25,399	98%	$175,659	$50,158	$125,501	250%
Total costs and expenses	63,622	30,596	33,026	108%	149,739	57,003	92,736	163%
Operating income (loss)	(12,385)	(4,758)	(7,627)	160%	25,920	(6,845)	32,765	(479%)
Total other income (expense)	11,495	(11,132)	22,627	(203%)	2,799	(10,343)	13,142	(127%)
Income (loss) before income taxes	(890)	(15,890)	15,000	(94%)	28,719	(17,188)	45,907	(267%)
Income tax (expense) benefit	(547)	7,061	(7,608)	(108%)	(6,628)	8,170	(14,798)	(181%)
Net income (loss) attributable to Acacia Research Corporation	(3,293)	(8,446)	5,153	(61%)	20,994	(8,632)	29,626	(343%)
Results of Operations - three months ended June 30, 2025 compared with the three months ended June 30, 2024
Total revenues increased $25.4 million to $51.2 million for the three months ended June 30, 2025, as compared to $25.8 million for the three months ended June 30, 2024, due to increases in our Manufacturing Operations revenue and Energy Operations revenue from the recent acquisitions (refer to Note 3) and an increase in Industrial Operations revenues by $0.3 million. The increases were offset by a decrease in Intellectual Property Operations revenues of $5.0 million.
Loss before income taxes was $0.9 million for the three months ended June 30, 2025, as compared to loss of $15.9 million in the comparable prior period. The net increase comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 as follows:
~~•~~Cost of revenues for the Intellectual Property Operations increased by $792,000 primarily due to a $2.2 million increase in patent amortization expense for the 2025 patent portfolio acquisition offset by a decrease in inventor royalties and contingent legal fees due to a decrease in license agreement activity.
•Energy Operations cost of production for the second quarter of 2025 increased by $2.3 million due to a full quarter of activity for the assets acquired in the Revolution Transaction in April 2024.
•Manufacturing Operations cost of revenues for the second quarter of 2025 added an additional $22.4 million to our consolidated operating expenses as the Deflecto acquisition closed in the fourth quarter of 2024 and there is no comparable period.
•General and administrative expenses increased $5.4 million, to $15.5 million in the three months ended June 30, 2025 from $10.1 million in the comparable prior year period, primarily due to expenses contributed from Manufacturing Operations of $5.1 million for the second quarter of 2025.
•Unrealized gain from the change in fair value of our equity securities was $2.2 million in the three months ended June 30, 2025, as compared to an unrealized loss of $4.7 million in the comparable prior year period. The unrealized loss and gain were derived from our Life Sciences Portfolio and our trading securities portfolio.
•Non-recurring legacy legal expense in the three months ended June 30, 2024 of $6.6 million is related to a dispute involving former executives (the “AIP Matter”). There were no comparable expenses for the three months ended June 30, 2025.
•Gain on derivatives was $6.6 million in the three months ended June 30, 2025, as compared to a loss of $2.7 million in the comparable prior year period due to the commodity derivative activities contributed from our Energy Operations.
•Interest expense increased by $0.5 million for the three months ended June 30, 2025 primarily related to the borrowings on the Deflecto facility in connection with the Deflecto Transaction.

•Interest income decreased $2.1 million for the three months ended June 30, 2025 due to the decrease in interest rates and a decrease in average cash balances.
Results of Operations - six months ended June 30, 2025 compared with the six months ended June 30, 2024
Total revenues increased $125.5 million to $175.7 million for the six months ended June 30, 2025, as compared to $50.2 million for the six months ended June 30, 2024, primarily due to an increase in our Intellectual Property Operations revenues and increases in Energy Operations and Manufacturing Operations revenue from acquisitions in the prior year period. Intellectual Property Operations revenues increased due to a increase in average license fees, which contributed to Intellectual Property Operations revenues increasing by $51.3 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Revenues contributed from Energy Operations were $33.6 million for the six months ended June 30, 2025, as compared to $16.0 million for the six months ended June 30, 2024 due to the 2025 period reflecting the full impact of the Revolution Transaction which was consummated in April 2024. Revenues contributed from our Manufacturing Operations were $57.5 million for the six months ended June 30, 2025 with no prior period activity as the Deflecto acquisition was completed in the fourth quarter of 2024.
Income before income taxes was $28.7 million for the six months ended June 30, 2025, as compared to a loss before income taxes of $17.2 million for the six months ended June 30, 2024. The net increase comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 as follows:
~~•~~Cost of revenues for Intellectual Property Operations increased by $21.7 million primarily due to an increase in inventor royalties, contingent legal fees and patent amortization expense.
◦Inventor royalties increased $15.3 million, from $1.4 million to $16.7 million in 2025, primarily due to higher license fees being generated in 2025 with inventor royalties. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
◦Contingent legal fees increased $2.4 million, from $2.4 million to $4.8 million in 2025, primarily due to the change in Intellectual Property Operations revenues described above. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
◦Amortization of patents expense from our Intellectual Property Operations increased $3.3 million, from $6.7 million to $9.9 million in 2025, due to an increase in amortization for the 2025 patent portfolio acquisition.
•Industrial Operations cost of revenues and sales and marketing expenses remained relatively flat, decreasing from $10.6 million for the six months ended June 30, 2024 to $10.5 million for the six months ended June 30, 2025.
•Energy Operations cost of production for the six months ended June 30, 2025 increased by $13.6 million due to a full six months of activity for the assets acquired in the Revolution Transaction in April 2024.
•Manufacturing Operations cost of revenues and sales and marketing expenses added operating expenses of $47.1 million for the six months ended June 30, 2024 as the Deflecto acquisition closed in the fourth quarter of 2024 and there is no comparable period expense.
•General and administrative expenses increased $10.3 million, from $22.6 million to $32.9 million in 2025, primarily due to our Manufacturing Operations which was acquired in the fourth quarter of 2024 and contributed $10.8 million of general administrative costs for six months ended June 30, 2025. Energy Operations general and administrative expenses increased $1.3 million due to 2025 including a full six months of activity for the assets acquired in the Revolution Transaction in April 2024. The increases were partially offset by a decrease in our Industrial Operations general and administrative costs. Refer to “General and Administrative Expenses” below for further detail and discussion.
•Unrealized loss from the change in fair value of our equity securities was $2.6 million in 2025, as compared to an unrealized loss of $31.4 million in the comparable prior year period. The unrealized loss was derived from our Life Sciences Portfolio and trading securities portfolio. The 2024 period unrealized loss primarily relates to the reversal of unrealized gains previously recorded for Arix shares sold in January 2024 for realized gains.

•Realized gain from the sale of equity securities was $3.5 million in 2025, as compared to a realized gain of $28.9 million in the prior year. The realized gains were similarly derived from the sales activity from our Life Sciences Portfolio and trading securities portfolio. The 2024 period realized gains primarily relates to the Arix shares sold in January 2024. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to “Equity Securities Investments” below for further discussion.
•Non-recurring legacy legal expense in 2024 is related to the AIP Matter (as defined in Note 15 to the consolidated financial statements elsewhere herein). There were no comparable expenses for the six months ended June 30, 2025.
•Gain on derivatives was $1.6 million in 2025, as compared to a loss of $2.5 million in the prior year due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 13 for additional information regarding Benchmark’s gain and loss on its commodity derivatives.
•Interest expense increased $2.6 million, from $2.1 million to $4.8 million in 2025, primarily due to the interest expense incurred in relation to the Benchmark Revolving Credit Facility and the Deflecto Facility. Interest expense from the Benchmark Revolving Credit Facility included six months of interest expense in 2025 compared to an approximate two month period in the prior year for the Revolution transaction which was partially funded by borrowings under the Revolving Credit Facility. Interest expense also increased for post-acquisition related interest expense on the Deflecto Facility. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and the Deflecto Facility.
•Interest income decreased $4.6 million for the six months ended June 30, 2025 from $10.0 million to $5.4 million in 2025 due to a decrease in interest rates and a decrease in average cash balances.
Intellectual Property Operations
Revenues
ARG’s revenue activity for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$—	$4,888	$(4,888)	(100%)	$69,490	$17,253	$52,237	303%
Recurring license revenue agreements	329	445	(116)	(26%)	744	1,703	(959)	(56%)
Total revenues	$329	$5,333	$(5,004)	(94%)	$70,234	$18,956	$51,278	271%

New license agreements executed	—	3	(3)	(100%)	4	9	(5)	(56%)
Licensing and enforcement programs generating revenues	3	5	(2)	(40%)	6	6	—	—%
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $4.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to an decrease in new license agreements executed. Recurring revenue, that provides for quarterly sales-based license fees, decreased $0.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to the expiration of certain on-going license arrangements. Paid-up revenue increased $52.2 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to an increase in average license fees per agreement. Recurring revenue, that provides for quarterly sales-based license fees, decreased $1.0 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, due to the expiration of certain on-going license arrangements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$154	$802	$(648)	(81%)	$16,695	$1,408	$15,287	1,086%
Contingent legal fees	18	571	(553)	(97%)	4,816	2,395	2,421	101%
Litigation and licensing expenses	972	1,152	(180)	(16%)	3,026	2,290	736	32%
Amortization of patents	5,414	3,240	2,174	67%	9,933	6,673	3,260	49%
Total	$6,558	$5,765	$793	14%	$34,470	$12,766	$21,704	170%
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$2,193	$1,884	$309	16%	$5,090	$4,949	$141	3%
Consumable products	3,602	3,567	35	1%	7,608	8,580	(972)	(11%)
Services	795	884	(89)	(10%)	1,568	1,647	(79)	(5%)
Total	$6,590	$6,335	$255	4%	$14,266	$15,176	$(910)	(6%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts increased for the three and six months ended June 30, 2025, as compared to the respective 2024 periods, due to a increase in the number of printer units sold. Consumable products increased slightly for the three months ended June 30, 2025 and decreased for the six months ended June 30, 2025, when compared to the prior year periods due to fluctuations of sales of consumable products. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s revenue arrangements and related concentrations.
Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$3,406	$3,277	$129	4%	$7,470	$7,326	$144	2%
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except per unit data and percentage change values)
Production:
Oil (Bbl)	111,757	105,748	6,009	6%	226,145	114,616	111,529	97%
Natural gas (Mcf)	1,461,744	1,325,646	136,098	10%	2,928,093	1,617,836	1,310,257	81%
Natural gas liquids (Bbl)	171,471	167,113	4,358	3%	339,267	185,573	153,694	83%
Total (boe)	526,852	493,802	33,050	7%	1,053,428	569,828	483,600	85%

Average daily production:
Oil (Bbl/day)	1,228	1,162	66	6%	1,249	630	619	98%
Natural gas (Mcf/day)	16,063	14,568	1,495	10%	16,177	8,889	7,288	82%
Natural gas liquids (Bbl/day)	1,884	1,836	48	3%	1,874	1,020	854	84%
Total (boe/day)	5,790	5,426	364	7%	5,820	3,133	2,687	86%

Revenues:
Oil sales	$6,918	$8,082	$(1,164)	(14)%	$14,866	$8,743	$6,123	70%
Natural gas sales	4,034	1,991	2,043	103%	9,374	2,721	6,653	245%
Natural gas liquids sales	3,907	4,097	(190)	(5)%	8,572	4,562	4,010	88%
Other service sales	458	—	458	n/a	811	—	811	n/a
Total	$15,317	$14,170	$1,147	8%	$33,623	$16,026	17,597	110%

Average Price:
Oil (per Bbl)	$61.90	$76.43	$(14.52)	(19)%	$65.74	$76.28	$(10.54)	(14)%
Natural gas (per Mcf)	$2.76	$1.50	$1.26	84%	$3.20	$1.68	$1.52	90%
Natural gas liquids (per Bbl)	$22.79	$24.52	$(1.73)	(7)%	$25.27	$24.58	$0.68	3%
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s revenue arrangements and related concentrations.
Cost of Production
Energy Operations’s cost of production for the three months ended June 30, 2025 and 2024 was $12.3 million and $10.0 million, respectively and for the six months ended June 30, 2025 and 2024 was $25.0 million and $11.4 million, respectively, with the increases due to the full period impact of the assets acquired in the Revolution Transaction in April 2024.

Manufacturing Operations
Revenues
The following table includes Deflecto’s revenues for the three and six months ended June 30, 2025, with no comparable prior year period information as the Deflecto Transaction closed in October 2024.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Air distribution	$9,602	$—	$9,602	n/a	$19,458	$—	$19,458	n/a
Safety products	11,005	—	11,005	n/a	21,133	—	21,133	n/a
Office products	8,394	—	8,394	n/a	16,945	—	16,945	n/a
Total	$29,001	$—	$29,001	n/a	$57,536	$—	$57,536	n/a
Cost of Revenues
Manufacturing Operation’s cost of revenues was $22.4 million and $43.2 million, respectively for the three and six months ended June 30, 2025 with no comparable prior year period information as the Deflecto Transaction closed in October 2024. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Manufacturing Operation’s cost of revenues.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Sales and marketing expenses - industrial operations	$1,244	$1,387	$(143)	(10%)	$2,809	$2,942	$(133)	(5%)
Sales and marketing expenses - manufacturing operations	2,137	—	2,137	n/a	3,884	—	3,884	n/a

General and administrative costs - intellectual property operations	1,384	1,821	(437)	(24%)	4,869	5,161	(292)	(6%)
General and administrative costs - industrial operations	1,868	1,905	(37)	(2%)	3,611	3,930	(319)	(8%)
General and administrative costs - energy operations	915	883	32	4%	2,522	1,268	1,254	99%
General and administrative costs - manufacturing operations	5,066	—	5,066	n/a	10,774	—	10,774	n/a
Parent general and administrative expenses	6,313	5,520	793	14%	11,090	12,257	(1,167)	(10%)
Total general and administrative expenses	15,546	10,129	5,417	53%	32,866	22,616	10,250	45%
Total	$18,927	$11,516	$7,411	64%	$39,559	$25,558	$14,001	55%
The operating expenses table above includes the Company’s general and administrative and sales and marketing expenses by operation. The table also includes Manufacturing Operations sales and marketing expenses and general and administrative costs for the three and six months ended June 30, 2025, with no comparable prior year period information as the Deflecto Transaction closed in October 2024. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s and Deflecto’s operating expenses.

General and Administrative Expenses
A summary of the main drivers of the increases (decreases) in general and administrative expenses is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2025 vs. 2024	2025 vs. 2024
	(In thousands)
Personnel costs and board fees	$88	$(10)
Variable performance-based compensation costs	37	291
Other general and administrative costs	373	(1,664)
General and administrative costs - industrial operations	(39)	(321)
General and administrative costs - energy operations	32	1,254
General and administrative costs - manufacturing operations	4,639	9,875
Amortization of industrial operations intangible assets	—	2
Amortization of manufacturing operations intangible assets	427	899
Compensation expense for share-based awards	63	127
Non-recurring employee severance costs	(203)	(203)
General and administrative expenses include employee compensation and related personnel costs, including variable performance based compensation and compensation expense for share-based awards, office and facilities costs, legal and accounting professional fees, public relations, stock administration, business development, fixed asset depreciation, amortization of Industrial Operations and Manufacturing Operations’ intangible assets, and other corporate costs. The periods presented above include an increase in Energy Operations’ general administrative expenses for the quarter following our acquisition of Revolution in April 2024. The table above also includes our Manufacturing Operations general and administrative expenses for the three and six months ended June 30, 2025, with no comparable period expense as the transaction closed in October 2024.
The increase in variable performance-based compensation costs was primarily due to an increase in bonuses paid on Intellectual Property Operations revenues. The decrease in other general and administrative costs for the six month period, which relates to our parent company and our Intellectual Property Operations, were primarily due to a decrease in corporate legal fees. The increase in compensation expense for share-based awards was primarily due to compensation expense incurred related to PSUs granted in 2023 based on a probability assessment regarding their vesting performed as of June 30, 2025. Refer to Note 17 to the consolidated financial statements elsewhere herein for additional information regarding compensation expense. The decrease in general and administrative costs of Industrial Operations is due to Printronix’s initiative to reduce costs and operate more efficiently. In addition, our Energy Operations related general and administrative costs contributed an increase of $1.3 million and Manufacturing Operations related general and administrative costs and amortization of intangible assets contributed $9.9 million and $0.9 million, respectively, in each case driven by the acquisitions of Revolution and Deflecto in 2024. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$2,219	$(4,744)	$6,963	(147%)	$(2,558)	$(31,445)	$28,887	(92%)
Gain on sale of equity securities	1,907	—	1,907	n/a	3,512	28,861	(25,349)	(88%)
Total net realized and unrealized gain (loss)	$4,126	$(4,744)	$8,870	(187%)	$954	$(2,584)	$3,538	(137%)

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
Our results included unrealized gains and losses from the change in fair value of our equity securities, and included realized gains from the sale of our equity securities. These changes were derived from our Life Sciences Portfolio and trading securities portfolio. The 2024 period unrealized loss and realized gain primarily relates to the sale of Arix shares.
Non-recurring legacy legal expense

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Non-recurring legacy legal expense	$—	$(6,613)	$6,613	(100%)	$—	$(12,856)	$12,856	(100%)
Non-recurring legacy legal expense incurred in the three and six month period June 30, 2024 is related to a dispute involving former executives (the “AIP Matter”). There were no comparable expenses for the three and six months ended June 30, 2025.
Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Income tax (expense) benefit	$(547)	$7,061	$(7,608)	(108%)	$(6,628)	$8,170	$(14,798)	(181%)
Effective tax rate	61%	(44)%	n/a	105%	(23)%	(48)%	n/a	25%
Our 2025 effective tax rate was slightly higher than the U.S. federal statutory rate primarily due to nondeductible stock based compensation.
Our income tax expense for the three months ended June 30, 2025 is primarily attributable to additional year-to date tax expense related to decreased benefit from non-controlling interest income from subsidiaries. Our income tax expense for the six months ended June 30, 2025 is primarily attributable to the statutory rate applied to our year-to date earnings and foreign withholding taxes for which a foreign tax credit cannot be benefited.
Our 2024 effective tax rate in each period was higher than the U.S. federal statutory rate primarily due to favorable permanent book tax differences offset by foreign withholding taxes, which we could not recognize as a foreign tax credit. Our income tax benefit for the three and six months ended June 30, 2024 is primarily attributable to recognizing an income tax benefit on losses incurred offset by foreign withholding taxes.
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
The Company has recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2025 and December 31, 2024 on foreign tax credits and certain state net operating losses.
At June 30, 2025 and December 31, 2024, the Company had total unrecognized tax benefits of approximately $935,000. At June 30, 2025 and December 31, 2024, $935,000 of unrecognized tax benefits were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At June 30, 2025, if recognized, $935,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the long-term liability for unrecognized benefits will change significantly within the next 12 months. The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit).
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on our consolidated financial statements.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of June 30, 2025, are recognized as liabilities or generally are otherwise described in Note 15, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere herein. In particular, our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 15 to the accompanying consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of our Energy Operations Business related to the Benchmark Revolving Credit Facility and the obligations of our Manufacturing Operations Business related to the Deflecto Term Loan are further described in Note 11 to the accompanying consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 10 to the accompanying consolidated financial statements.
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
At June 30, 2025, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
Furthermore, we intend to grow our company by acquiring additional operating businesses and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.

Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of this Quarterly Report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors” in our 2024 Annual Report and Part II, Item 1A, “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $338.2 million at June 30, 2025, compared to $297.0 million at December 31, 2024.

The Benchmark Revolving Credit Facility and Deflecto Revolving Credit Facility include covenants potentially limiting our borrowing capacity as determined by a leverage ratio. As of June 30, 2025, we were in compliance with all financial covenants applicable to the Benchmark Revolving Credit Facility. As of June 30, 2025, we were in compliance with all financial covenants applicable to the Defelcto Revolving Credit Facility. Refer to Note 11 to the accompanying consolidated financial statements for additional information.
Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$52,545	$70,977
Investing activities	(451)	(109,833)
Financing activities	(10,340)	85,880
Effect of exchange rates on cash and cash equivalents	1,087	(127)
Increase in cash and cash equivalents	$42,841	$46,897
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Net income (loss) including noncontrolling interests in subsidiaries	$22,091	$(9,018)
Adjustments to reconcile net loss including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Depreciation, depletion and amortization	22,055	11,973
Amortization of debt discount and issuance costs	95	—
Accretion of asset retirement obligation	867	254
Compensation expense for share-based awards	1,876	1,749
(Gain) loss on foreign currency exchange	(435)	202
Change in fair value of equity securities	2,558	31,445
Gain on sale of equity securities	(3,512)	(28,861)
Unrealized (gain) loss on derivatives	(789)	3,401
Deferred income taxes	3,646	(10,939)
Changes in assets and liabilities:
Accounts receivable	3,501	61,727
Inventories	1,760	(1,368)
Prepaid expenses and other assets	(4,114)	(3,949)
Accounts payable and accrued expenses	2,551	20,437
Royalties and contingent legal fees payable	231	(5,917)
Deferred revenue	164	(159)
Net cash provided by operating activities	$52,545	$70,977

Cash receipts from ARG’s licensees totaled $70.3 million and $87.4 million for the six months ended June 30, 2025 and 2024, respectively. Cash receipts from Printronix’s customers totaled $15.7 million and $16.3 million for the six months ended June 30, 2025 and 2024, respectively. Cash receipts from Benchmark’s customers totaled $54.5 million and $15.3 million for the six months ended June 30, 2025 and 2024, respectively. Cash receipts from Deflecto’s customers totaled $57.4 million for the six months ended June 30, 2025. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the six months ended June 30, 2025 was $52.5 million, compared to $71.0 million in the comparable prior year period. The decrease in cash provided by operations was primarily due to net inflows from the total changes in assets and liabilities (refer to Working Capital discussion below), decrease in accounts receivable, decrease in inventories, decrease in prepaid expense and other assets, decrease in accounts payable, increase in royalties and contingent legal fees payable and by the total change in net income (described above) and related noncash adjustments.
Working Capital
Our working capital related to cash flows from operating activities at June 30, 2025 decreased to $18.6 million, compared to $36.7 million at December 31, 2024, which was comprised of the changes in assets and liabilities presented above. The decrease is primarily due to the change in accounts receivable and prepaid expenses, which is related to the timing of the cash receipts related to Intellectual Property Operations Business.
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Acquisition, net of cash acquired and working capital adjustments (Note 3)	$1,230	$—
Patent acquisition	—	(9,000)
Purchases of equity securities	(12,543)	(15,544)
Sales of equity securities	15,165	57,854
Purchases of property and equipment	(940)	(508)
Net additions to oil and gas properties	(3,363)	(142,635)
Net cash used in investing activities	$(451)	$(109,833)
Cash outflows from investing activities for the six months ended June 30, 2025 was $0.5 million, as compared to cash outflows of $109.8 million in the prior year, primarily due to the 2024 net cash outflows related to the acquisition of the Revolution assets offset by cash inflows from the sale of Arix shares.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Six Months Ended June 30,
	2025	2024
	(In thousands)
Contributions from noncontrolling interest	$—	$15,250
Borrowings on the Benchmark revolving credit facility	—	71,475
Paydown of Benchmark revolving credit facility	(8,500)	—
Paydown of Deflecto term loan	(1,200)	—
Taxes paid related to net share settlement of share-based awards	(670)	(1,068)
Proceeds from exercise of stock options	30	223
Net cash (used in) provided by financing activities	$(10,340)	$85,880

Cash outflows from financing activities for the six months ended June 30, 2025 were $10.3 million, as compared to cash inflows of $85.9 million in the prior year, primarily due to borrowings on the revolving credit facility in the prior year which did not recur during the six months ended June 30, 2025 and paydowns on the Benchmark Revolving Credit Facility and Deflecto Term Loan during the six months ended June 30, 2025. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and Deflecto Term Loan.
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
Our critical accounting estimates have not changed materially from those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report. For further information on the significant accounting policies related to the revenue recognition, estimates of crude oil and natural gas reserves, valuation of long-lived assets, goodwill and other intangible assets and income taxes, refer to Note 2 to the consolidated financial statements and other related significant accounting policies included in our 2024 Annual Report.
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
As of June 30, 2025 and 2024, the carrying value of our equity investments in public and private companies was $58.2 million and $59.9 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of June 30, 2025, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $2.1 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound, Canadian Dollar, Chinese Yuan and Euro currency exchange rates, primarily related to foreign cash accounts. As of June 30, 2025, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that as a result of the material weakness and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of June 30, 2025. The material weakness will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.
Changes in Internal Control Over Financial Reporting
Other than planned remediation efforts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 15 to the consolidated financial statements elsewhere herein for additional information.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties in “Item 1A. Risk Factors” in our 2024 Annual Report, “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. There have been no material changes to the risk factors previously reported in our 2024 Annual Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Corporation adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
3.1#	Fourth Amended and Restated Certificate of Incorporation of Acacia Research Corporation
10.1#	Employment Agreement, effective June 24, 2025, by and between Acacia Research Corporation and Michael Zambito
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025 and 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: August 7, 2025	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: August 7, 2025	/s/ Michael Zambito
By: Michael Zambito
Chief Financial Officer (Principal Financial Officer and Accounting Officer)