Form 10-Q
period 2025-09-30
ACACIA RESEARCH CORP
filed 2025-11-06
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________
Commission file number: 001-37721
Acacia Research Corporation
(Name of registrant as specified in its charter)

Delaware	95-4405754
(State or other jurisdiction of Incorporation or Organization)	(I.R.S. Employer identification No.)

777 Third Avenue,
26th Floor
New York,
NY	10017
(Address of principal executive offices)	(Zip Code)
(332) 236-8500
(Registrant’s telephone number, including area code)
767 Third Avenue,
6th Floor
New York,
NY
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 3, 2025, was 96,460,378.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
September 30, 2025
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, remediation of a material weakness, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All of our forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$301,780	$273,880
Equity securities	27,193	23,135
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Loans receivable	3,392	—
Accounts receivable, net	27,141	26,909
Inventories	26,490	27,485
Prepaid expenses and other current assets	17,891	31,987
Total current assets	440,637	420,146

Property, plant and equipment, net	22,188	23,865
Oil and natural gas properties, net	188,877	191,680
Goodwill	25,695	29,339
Other intangible assets, net	55,458	55,429
Operating lease, right-of-use assets	11,643	9,287
Deferred income tax assets, net	16,939	20,233
Other non-current assets	7,434	6,415
Total assets	$768,871	$756,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,331	$12,074
Accrued expenses and other current liabilities	20,326	20,575
Accrued compensation	7,990	6,277
Current asset retirement obligation	1,569	1,546
Royalties and contingent legal fees payable	6,978	5,448
Deferred revenue	853	1,319
Current portion of long-term debt	—	2,400
Total current liabilities	51,047	49,639

Asset retirement obligation	32,232	31,070
Long-term lease liabilities	8,713	6,778
Deferred income tax liabilities, net	2,609	2,609
Benchmark revolving credit facility	58,500	66,500
Deflecto facility	35,519	45,088
Other long-term liabilities	3,413	2,091
Total liabilities	192,033	203,775

Commitments and contingencies (Note 15)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 96,460,378 and 96,048,999 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	96	96
Treasury stock, at cost, 20,542,064 shares as of September 30, 2025 and December 31, 2024, respectively	(118,542)	(118,542)
Accumulated other comprehensive income (loss)	231	(1,180)
Additional paid-in capital	913,348	910,237
Accumulated deficit	(257,522)	(275,786)
Total Acacia Research Corporation stockholders' equity	537,611	514,825

Noncontrolling interests	39,227	37,794

Total stockholders' equity	576,838	552,619

Total liabilities and stockholders' equity	$768,871	$756,394
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Intellectual property operations	$7,795	$486	$78,029	$19,442
Industrial operations	6,660	7,007	20,926	22,183
Energy operations	14,176	15,817	47,799	31,843
Manufacturing operations	30,815	—	88,351	—
Total revenues	59,446	23,310	235,105	73,468

Costs and expenses:
Cost of revenues - intellectual property operations	8,301	5,707	42,771	18,473
Cost of revenues - industrial operations	3,376	3,523	10,846	10,849
Cost of production - energy operations	11,880	11,729	36,887	23,082
Cost of revenues - manufacturing operations	23,285	—	66,518	—
Sales and marketing expenses - industrial and manufacturing operations	3,080	1,391	9,773	4,333
General and administrative expenses	15,950	11,232	48,816	33,848
Total costs and expenses	65,872	33,582	215,611	90,585
Operating (loss) income	(6,426)	(10,272)	19,494	(17,117)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	900	(4,074)	(1,658)	(35,519)
Gain on sale of equity securities	—	—	3,512	28,861
Net realized and unrealized gain (loss)	900	(4,074)	1,854	(6,658)
Non-recurring legacy legal expense	—	(2,000)	—	(14,857)
Gain on derivatives - energy operations	1,872	8,034	3,486	5,546
(Loss) gain on foreign currency exchange	(30)	130	405	(72)
Interest expense	(2,230)	(1,945)	(7,010)	(4,085)
Interest income	3,001	4,540	8,447	14,573
Other expense, net	(449)	(573)	(1,319)	(678)
Total other income (expense)	3,064	4,112	5,863	(6,231)

(Loss) income before income taxes	(3,362)	(6,160)	25,357	(23,348)

Income tax benefit (expense)	968	(5,497)	(5,660)	2,673

Net (loss) income including noncontrolling interests in subsidiaries	(2,394)	(11,657)	19,697	(20,675)

Net income attributable to noncontrolling interests in subsidiaries	(336)	(2,339)	(1,433)	(1,953)

Net (loss) income attributable to Acacia Research Corporation	$(2,730)	$(13,996)	$18,264	$(22,628)

(Loss) income per share:
Net (loss) income attributable to common stockholders - Basic	$(2,730)	$(13,996)	$18,264	$(22,628)
Weighted average number of shares outstanding - Basic	96,445,160	99,854,723	96,237,282	99,893,336
Basic net (loss) income per common share	$(0.03)	$(0.14)	$0.19	$(0.23)
Net (loss) income attributable to common stockholders - Diluted	$(2,730)	$(13,996)	$18,264	$(22,628)
Weighted average number of shares outstanding - Diluted	96,445,160	99,854,723	97,038,414	99,893,336
Diluted net (loss) income per common share	$(0.03)	$(0.14)	$0.19	$(0.23)

Other comprehensive (loss) income:
Foreign currency translation	$(114)	$—	$1,411	$—
Total other comprehensive (loss) income, net	(114)	—	1,411	—
Total comprehensive (loss) income	(2,508)	(11,657)	21,108	(20,675)

Comprehensive income attributable to noncontrolling interests	(336)	(2,339)	(1,433)	(1,953)

Comprehensive (loss) income attributable to Acacia Research Corporation	$(2,844)	$(13,996)	$19,675	$(22,628)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended September 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	96,444,993	$96	$(118,542)	$911,473	$(254,792)	$345	$38,891	$577,471
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	(2,730)	—	336	(2,394)
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)
Issuance of common stock for unvested restricted stock awards, net of forfeitures	15,385	—	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	1,875	—	—	—	1,875
Balance at September 30, 2025	96,460,378	$96	$(118,542)	$913,348	$(257,522)	$231	$39,227	$576,838

	Three Months Ended September 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2024	100,375,459	$100	$(98,258)	$907,215	$(248,361)	$36,049	$596,745
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	(13,996)	2,339	(11,657)
Compensation expense for share-based awards	—	—	—	781	—	—	781
Repurchase of common stock	(1,537,122)	(1)	(7,302)	—	—	—	(7,303)
Balance at September 30, 2024	98,838,337	$99	$(105,560)	$907,996	$(262,357)	$38,388	$578,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619
Net income including noncontrolling interests in subsidiaries	—	—	—	—	18,264	—	1,433	19,697
Other comprehensive income	—	—	—	—	—	1,411	—	1,411
Stock options exercised	8,333	—	—	30	—	—	—	30
Issuance of common stock for vesting of restricted stock units	521,041	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	56,162	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(174,157)	—	—	(670)	—	—	—	(670)
Compensation expense for share-based awards	—	—	—	3,751	—	—	—	3,751
Balance at September 30, 2025	96,460,378	$96	$(118,542)	$913,348	$(257,522)	$231	$39,227	$576,838

	Nine Months Ended September 30, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$21,343	$589,609
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	(22,628)	1,953	(20,675)
Contributions to noncontrolling interests in subsidiaries	—	—	—	—	—	15,250	15,250
Change in ownership percentage in subsidiary	—	—	—	158	—	(158)	—
Stock options exercised	61,667	—	—	223	—	—	223
Issuance of common stock for vesting of restricted stock units	643,182	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	(2,802)	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(222,061)	—	—	(1,068)	—	—	(1,068)
Compensation expense for share-based awards	—	—	—	2,530	—	—	2,530
Repurchase of common stock	(1,537,122)	(1)	(7,302)	—	—	—	(7,303)
Balance at September 30, 2024	98,838,337	$99	$(105,560)	$907,996	$(262,357)	$38,388	$578,566
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$19,697	$(20,675)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	32,891	21,735
Accretion of asset retirement obligation	1,299	620
Compensation expense for share-based awards	3,751	2,530
(Gain) loss on foreign currency exchange	(405)	72
Change in fair value of equity securities	1,658	35,519
Gain on sale of equity securities	(3,512)	(28,861)
Unrealized gain on derivatives	(1,495)	(3,918)
Deferred income taxes	3,609	(5,509)
Changes in assets and liabilities:
Accounts receivable	(284)	69,710
Inventories	995	(1,297)
Prepaid expenses and other assets	(3,284)	(3,373)
Accounts payable and accrued expenses	5,455	8,129
Royalties and contingent legal fees payable	1,529	(4,593)
Deferred revenue	188	295
Net cash provided by operating activities	62,092	70,384

Cash flows from investing activities:
Acquisition, net of cash acquired and working capital adjustments (Note 3)	1,230	—
Patent acquisition	—	(14,000)
Purchases of equity securities	(17,368)	(15,544)
Sales of equity securities	15,165	57,854
Purchases of loans receivable	(3,364)	—
Purchases of property and equipment	(1,401)	(890)
Net additions to oil and gas properties	(8,961)	(144,487)
Net cash used in investing activities	(14,699)	(117,067)

Cash flows from financing activities:
Repurchase of common stock	—	(7,303)
Contributions from noncontrolling interest	—	15,250
Borrowings on the Benchmark revolving credit facility	4,000	71,475
Paydown of Benchmark revolving credit facility	(12,000)	(12,000)
Paydown of Deflecto facility	(12,100)	—
Taxes paid related to net share settlement of share-based awards	(670)	(1,068)
Proceeds from exercise of stock options	30	223
Net cash (used in) provided by financing activities	(20,740)	66,577

Effect of exchange rates on cash and cash equivalents	1,247	65

Increase in cash and cash equivalents	27,900	19,959

Cash and cash equivalents, beginning	273,880	340,091

Cash and cash equivalents, ending	$301,780	$360,050

Supplemental schedule of cash flow information:
Noncash investing and financing activities:
Patent acquisition of prepaid option	15,000	—
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
During the nine months ended September 30, 2025 and the year ended December 31, 2024, ARG obtained control of one and zero new patent portfolios, respectively.
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
Manufacturing Operations
On October 18, 2024, Deflecto Holdco LLC (“Deflecto Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”) pursuant to the Deflecto Stock Purchase Agreement (defined and described below). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. Its products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature, sign holders and floormats used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers (as defined below) in connection with the transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. Refer to Notes 3 and 11 for additional information related to the Deflecto acquisition and the Deflecto Term Loan, respectively.
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

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024, as reported by Acacia in its 2024 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of September 30, 2025, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the entire fiscal year.
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
License revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Paid-up license revenue agreements	$7,375	$—	$76,865	$17,253
Recurring license revenue agreements	420	486	1,164	2,189
Total	$7,795	$486	$78,029	$19,442
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
Printronix’s net revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Printers, consumables and parts	$5,859	$6,149	$18,557	$19,678
Services	801	858	2,369	2,505
Total	$6,660	$7,007	$20,926	$22,183
Refer to Note 19 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under ASC 606 and consists of payments and billings in advance of the performance. Printronix recognized $458,000 and $322,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended September 30, 2025 and 2024, respectively. Printronix recognized $1.2 million and $1.4 million in revenue that was previously included in the beginning balance of deferred revenue during the nine months ended September 30, 2025 and 2024, respectively.
Printronix’s payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix’s remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $1.3 million and $627,000 as of September 30, 2025 and December 31, 2024, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of September 30, 2025 are expected to be recognized over a period of approximately two years.

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
Benchmark’s revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Oil sales	$6,614	$8,997	$21,480	$17,740
Natural gas sales	3,738	2,829	13,112	5,550
Natural gas liquids sales	3,207	3,837	11,779	8,390
Other service sales	617	154	1,428	163
Total	$14,176	$15,817	$47,799	$31,843
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
Deflecto’s revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
	(In thousands)
Transportation safety	$11,287	$32,420
Air distribution	10,226	29,684
Office products	9,302	26,247
Total	$30,815	$88,351
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
Accounts Receivable and Allowance for Credit Losses
The opening balances of accounts receivable from contracts with customers for the nine months ended September 30, 2025 and 2024 was $26.9 million and $80.6 million, respectively, which were net of allowances for estimated credit losses of $1.3 million and $56,000, respectively.
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of September 30, 2025 and December 31, 2024.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of September 30, 2025 and December 31, 2024, Printronix’s combined allowance for credit losses and allowance for sales returns was $425,000.
Energy Operations
Benchmark’s oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark’s accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2025 and December 31, 2024, Benchmark’s allowance for credit losses was $225,000.
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
Deflecto utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on Deflecto’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: past due receivables and the customer creditworthiness on the level of estimated credit losses in the existing receivables. Deflecto’s allowance for expected credit losses and discounts was $653,000 and $669,000 as of September 30, 2025 and December 31, 2024, respectively. Customer rebate reserves were $3.9 million and $4.2 million as of September 30, 2025 and December 31, 2024, respectively, and are reported as a reduction of accounts receivable.
Loans Receivable
In August 2025, the Company partnered with Unchained Capital, which provides financial services tailored for Bitcoin holders (“Unchained”), and Build Asset Management, an investment adviser focused on the Bitcoin space (“Build”), to purchase commercial whole loans collateralized by Bitcoin (the “Loans”). The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Loans receivable are carried at amortized cost net of an allowance for credit losses. The allowance is determined based on borrower creditworthiness, volatility, historical loss experience and forecasted conditions. Allowance for credit losses was immaterial as of September 30, 2025. The outstanding balance of the loans receivable, including accrued interest, was $3.4 million as of September 30, 2025.
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
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At September 30, 2025, as most of Benchmark’s wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The Company has implemented OBBBA in the current quarter calculations.
Recent Accounting Pronouncements
Recently Adopted
There have been no recent accounting pronouncements adopted by the Company which would have a material impact on the Company’s financial statements.
Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires that entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The adoption of this standard will occur in the fourth quarter of 2025 and will not have an impact on the Company’s consolidated statements of operations and balance sheets, as the standard is expected to result in enhanced disclosures only.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The standard is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.
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
The Revolution Transaction was accounted for as an asset acquisition under ASC 805, Business Combinations as substantially all of the fair value of the gross assets acquired was concentrated in a group of similar identifiable assets. Asset acquisitions are accounted for by using a cost accumulation model, where the cost of the acquisition is allocated to the assets acquired on the basis of relative fair values.
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
The Deflecto Transaction closed simultaneously with the execution of the Deflecto Stock Purchase Agreement on October 18, 2024. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement. The Deflecto Purchase Price was funded with a combination of borrowings of the $48.0 million Deflecto Term Loan and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Deflecto Purchaser against certain claims, losses and liabilities. The Deflecto Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations.

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
During the nine months ended September 30, 2025, the goodwill arising from the acquisition was decreased by $3.8 million due to measurement period adjustments. The measurement period adjustments were related to proceeds received from working capital adjustments of $1.2 million and increases in the preliminary valuations of the acquired assets and liabilities comprising: $2.2 million in customer relationships, $500,000 in trade names and trademarks, $315,000 in deferred tax assets, and $416,000 in deferred tax liabilities.
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
4. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
September 30, 2025:
Equity securities - other common stock	$30,613	$599	$(4,019)	$27,193
Total	$30,613	$599	$(4,019)	$27,193

December 31, 2024:
Equity securities - other common stock	$24,898	$118	$(1,881)	$23,135
Total	$24,898	$118	$(1,881)	$23,135
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
For accounting purposes, the total purchase price of the Life Sciences Portfolio was allocated to the individual equity securities based on their individual fair values as of April 3, 2020, in order to establish an appropriate cost basis for each of the acquired securities. The fair values of the public company securities were based on their quoted market price. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in a discount for the illiquidity of these securities. The total fair value of the remaining Life Sciences Portfolio investment of $25.7 million was included in our consolidated balance sheets as of September 30, 2025 and December 31, 2024.
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

The following unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations and comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Change in fair value of equity securities of public companies	$—	$—	$—	$(28,581)
Gain on sale of equity securities of public companies	—	—	—	28,581
Net realized and unrealized gain	$—	$—	$—	$—
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of September 30, 2025 and December 31, 2024, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. During the three and nine months ended September 30, 2025 and 2024, there were no earnings on equity investments included in the consolidated statements of operations and comprehensive income (loss). No distributions were received during the three and nine months ended September 30, 2025 and 2024.
5. INVENTORIES
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Raw materials	$6,394	$8,575
Subassemblies and work in process	1,217	1,481
Finished goods	18,879	17,429
Total inventories	$26,490	$27,485

6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Machinery and equipment	$15,277	$14,687
Vehicles	573	404
Furniture and fixtures	421	528
Computer hardware and software	1,210	1,218
Land	2,880	2,876
Building and leasehold improvements	9,066	9,078
	29,427	28,791
Accumulated depreciation and amortization	(7,239)	(4,926)
Property, plant and equipment, net	$22,188	$23,865
Total depreciation and amortization expense for the assets above in the consolidated statements of operations and comprehensive income (loss) was $903,000 and $326,000 for the three months ended September 30, 2025 and 2024, respectively, and $3.4 million and $883,000 for the nine months ended September 30, 2025 and 2024, respectively. Our Intellectual Property Operations, Manufacturing Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended September 30, 2025 and 2024, our Industrial Operations allocated depreciation and amortization, totaling $108,000 and $247,000, respectively, to all applicable operating expense categories, including cost of sales of $103,000 and $96,000, respectively. For the nine months ended September 30, 2025 and 2024, our Industrial Operations allocated depreciation and amortization, totaling $338,000 and $749,000, respectively, to all applicable operating expense categories, including cost of sales of $235,000 and $304,000, respectively.
7. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark’s oil and natural gas properties consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Proved oil and gas properties	$203,228	$199,559
Unproved oil and gas properties	9,971	4,786
Accumulated depletion and depreciation	(24,322)	(12,665)
Oil and natural gas properties, net	$188,877	$191,680
Total depletion and depreciation expense for the proved oil and gas properties in the consolidated statements of operations and comprehensive income (loss) was $3.8 million and $4.3 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, total depletion and depreciation expense in the consolidated statements of operations and comprehensive income (loss) was $11.7 million and $8.2 million, respectively. Our Energy Operations includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of September 30, 2025 and December 31, 2024.

8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Balance at December 31, 2024	$7,541	$1,449	$20,349	$29,339
Effect of foreign currency translation	—	—	185	185
Measurement period adjustments	—	—	(3,829)	(3,829)
Impairment losses	—	—	—	—
Balance at September 30, 2025	$7,541	$1,449	$16,705	$25,695
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 3 for additional information related to the Deflecto acquisition and measurement period adjustments recorded during the nine months ended September 30, 2025.
Other intangible assets, net consisted of the following:

	September 30, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$366,402	$(347,429)	$18,973
Industrial operations	7 years	3,400	(1,933)	1,467
Total patents		369,802	(349,362)	20,440
Customer relationships:
Industrial operations	7 years	5,300	(3,014)	2,286
Manufacturing operations	15 years	22,387	(1,384)	21,003
Total customer relationships		27,687	(4,398)	23,289
Trade name and trademarks:
Industrial operations	7 years	3,430	(1,950)	1,480
Manufacturing operations	10 years	398	(38)	360
Manufacturing operations	Indefinite	8,695	—	8,695
Total trade name and trademarks		12,523	(1,988)	10,535
Developed technology - manufacturing operations	10 years	1,000	(95)	905
Favorable leases - manufacturing operations	1.9 years	703	(414)	289
Total		$411,715	$(356,257)	$55,458

	December 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$351,403	$(332,211)	$19,192
Industrial operations	7 years	3,400	(1,568)	1,832
Total patents		354,803	(333,779)	21,024
Customer relationships:
Industrial operations	7 years	5,300	(2,446)	2,854
Manufacturing operations	15 years	20,200	(269)	19,931
Total customer relationships		25,500	(2,715)	22,785
Trade name and trademarks:
Industrial operations	7 years	3,430	(1,583)	1,847
Manufacturing operations	10 years	400	(8)	392
Manufacturing operations	Indefinite	8,009	—	8,009
Total trade name and trademarks		11,839	(1,591)	10,248
Developed technology - manufacturing operations	10 years	1,000	(20)	980
Favorable leases - manufacturing operations	1.9 years	704	(312)	392
Total		$393,846	$(338,417)	$55,429
Total other intangible asset amortization expense in the consolidated statements of operations and comprehensive income (loss) was $6.1 million and $5.1 million for the three months ended September 30, 2025 and 2024, respectively, and $17.8 million and $12.7 million for the nine months ended September 30, 2025 and 2024, respectively. The Company did not record charges related to impairment of other intangible assets for the nine months ended September 30, 2025 and 2024. There was no accelerated amortization of other intangible assets for the nine months ended September 30, 2025 and 2024. Intellectual Property Operations amortization of patents was $5.3 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively, and $15.2 million and $11.4 million for the nine months ended September 30, 2025 and 2024, respectively. Intellectual Property Operations amortization of patents is expensed in cost of revenues. Industrial Operations amortization of intangible assets was $432,000 and $433,000 for the three months ended September 30, 2025 and 2024, respectively, and $1.3 million for each of the nine months ended September 30, 2025 and 2024. Manufacturing Operations amortization of intangible assets was $423,000 and $1.3 million for the three and nine months ended September 30, 2025. Industrial Operations and Manufacturing Operations amortization of intangible assets is expensed in general and administrative expenses.
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2025	$6,160
2026	10,937
2027	8,478
2028	4,211
2029	1,628
2030	1,628
Thereafter	13,721
Total	$46,763

During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs are included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2024. During the nine months ended September 30, 2025, ARG exercised the option to acquire all rights to license and enforce the portfolio and capitalized $15.0 million in patent and patent rights costs.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2025	December 31, 2024
	(In thousands)
Accrued consulting and other professional fees	$1,406	$2,602
Income taxes payable	2,303	1,296
Sales and tax and fees payable	7,209	7,354
Other tax payable	76	2,046
Interest accrual	1,333	1,162
Service contract costs, current	889	277
Short-term lease liability	3,967	3,563
Other accrued liabilities	3,143	2,275
Total	$20,326	$20,575
10. ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in asset retirement obligations in the consolidated balance sheets:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Beginning balance	$32,616	$294
Liabilities acquired	6	28,713
Liabilities settled	(118)	—
Changes in assumptions	(2)	—
Accretion of discounts	1,299	620
Ending balance	$33,801	$29,627
Less: Current portion	(1,569)	(1,562)
Asset retirement obligation, long-term	$32,232	$28,065
11. REVOLVING CREDIT FACILITY AND TERM LOAN
Benchmark Loan Agreement
On April 17, 2024 (the “Revolution Closing Date”), in connection with the Revolution Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the “Benchmark Loan Agreement”) with Frost Bank, as Administrative Agent and LC Issuer (“Frost Bank”) and the lenders from time to time party thereto (the “Benchmark Lenders”), governing a revolving credit facility with a maximum aggregate credit amount of $150 million (the “Benchmark Revolving Credit Facility”), approximately $85 million of which was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Revolution Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. During the nine months ended September 30, 2025, Benchmark drew $4.0 million from the Benchmark Revolving Credit Facility and during the three and nine months ended September 30, 2025, Benchmark made payments of $3.5 million and $12.0 million, respectively, under the Benchmark Revolving Credit Facility reducing the borrowing base. The outstanding balance on the Benchmark Revolving Credit Facility was $58.5 million and $66.5 million as of September 30, 2025 and December 31, 2024, respectively.
Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Benchmark Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of September 30, 2025, the weighted average interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 8%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee of 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable. As of September 30, 2025, Benchmark was in compliance with its covenants related to the Benchmark Loan Agreement.
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

The Deflecto Credit Agreement contains customary events of default, including, among others, nonpayment (with a grace period for interest payments), material inaccuracy of representations and warranties, violation of covenants (subject to certain grace periods), cross-default to other material indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Deflecto Credit Agreement immediately due and payable. As of September 30, 2025, Deflecto was in compliance with its covenants related to the Deflecto Credit Agreement.
On October 18, 2024, in connection with the closing of the Deflecto Transaction, Deflecto borrowed the $48.0 million under the Deflecto Term Loan to finance, in part, the Purchase Price for the Deflecto Transaction. Borrower may borrow additional amounts under the Deflecto Facility from time to time as opportunities and needs arise, subject to the terms of the Deflecto Facility. During the three and nine months ended September 30, 2025, Deflecto made payments of $10.9 million and $12.1 million under the Deflecto Facility. As of September 30, 2025, the interest rate associated with the outstanding balance on the Deflecto Term Loan was 8%. Deflecto’s outstanding balance on the Deflecto Facility was $35.5 million and $47.5 million as of September 30, 2025 and December 31, 2024, respectively.
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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the nine months ended September 30, 2025 and 2024 the Company’s reimbursements to Starboard under the Services Agreement were $65,000 and $476,000, respectively.
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

The Company held the following types of financial instruments at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:
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
Commodity Derivative Instruments: Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement (“ISDA”) with its counterparties. The net aggregate fair value of the open commodity derivatives assets was $3.6 million and $2.1 million as of September 30, 2025 and December 31, 2024, respectively and was recorded in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet (refer to Note 2 to the consolidated financial statements included in our 2024 Annual Report).
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
September 30, 2025:
Equity securities	$27,193	$—	$—	$27,193
Commodity derivative instruments	$—	$3,608	$—	$3,608

December 31, 2024:
Equity securities	$23,135	$—	$—	$23,135
Commodity derivative instruments	$—	$2,114	$—	$2,114
Information about financial instruments that are eligible for offset in the consolidated balance sheets were as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Commodity derivative assets
Gross amount of recognized assets	$4,479	$3,220
Gross amount offset on the balance sheet	(871)	(1,106)
Net amount of assets on the balance sheet	$3,608	$2,114

Commodity derivative liabilities
Gross amount of recognized liabilities	$871	$1,106
Gross amount offset on the balance sheet	(871)	(1,106)
Net amount of liabilities on the balance sheet	$—	$—
Benchmark’s realized derivative gain was $1.2 million and $715,000 for the three months ended September 30, 2025 and 2024, respectively. Benchmark’s realized derivative gain was $2.0 million and $1.6 million for the nine months ended September 30, 2025 and 2024, respectively. Benchmark’s unrealized derivative gain was $706,000 and $7.3 million for the three months ended September 30, 2025 and 2024, respectively. Benchmark’s unrealized derivative gain was $1.5 million and $3.9 million for the nine months ended September 30, 2025 and 2024, respectively.
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
14. RELATED PARTY TRANSACTIONS
In 2023, the Company entered into a Loan Facility (“Loan Facility”) with a related private portfolio company. As of September 30, 2025 and December 31, 2024, the Loan Facility balance including interest receivable was $4.7 million and $3.5 million, respectively. The Loan Facility is not impaired and no allowance for credit loss was deemed necessary as of September 30, 2025. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $297,000 and $209,000 in interest income during the nine months ended September 30, 2025 and 2024, respectively. The receivable is included in other non-current assets in the consolidated balance sheets.
In August 2025, the Company partnered with Unchained and Build to purchase the Loans. The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Gavin Molinelli, Chairman of the Board and a Senior Partner and Co-Portfolio Manager of Starboard, is a limited partner in Build Secured Income Fund I, a private investment fund managed by Build, which also purchases loans originated by Unchained. During the nine months ended September 30, 2025, the Company paid Build approximately $2,000 for its services.
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
Subsidiaries of ARG are often required to engage in litigation to enforce their patents and patent rights. In connection with any such patent enforcement actions, it is possible that a defendant may request and/or a court may rule that ARG or its subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against ARG or its subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material.
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
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of September 30, 2025.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of September 30, 2025 and December 31, 2024, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark’s acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the three and nine months ended September 30, 2025.
16. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On November 9, 2023, the Board approved a stock repurchase program (the “Repurchase Program”) for up to $20.0 million of the Company's common stock, subject to a cap of 5,800,000 shares of common stock. The Repurchase Program had no time limit and did not require the repurchase of a minimum number of shares. The common stock could be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During December 2024, the Company completed the Repurchase Program with total common stock purchases of 4,358,361 shares for the aggregate amount of $20.0 million.
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of September 30, 2025, there were 12,179,045 shares of common stock available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of September 30, 2025, there are 15,658,882 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2024	1,001,520	$4.16	$437	7.3 years
Granted	—	$—	$—
Exercised	(8,333)	$3.58	$3
Forfeited/Expired	—	$—	$—
Outstanding at September 30, 2025	993,187	$4.16	$—	6.6 years
Exercisable at September 30, 2025	834,208	$4.19	$—	6.5 years
Vested and expected to vest at September 30, 2025	993,187	$4.16	$—	6.6 years
Unrecognized stock-based compensation expense at September 30, 2025 (in thousands)	$91
Weighted average remaining vesting period at September 30, 2025	0.5 years
During the three and nine months ended September 30, 2025, there were no stock options granted. The aggregate fair value of options vested during the nine months ended September 30, 2025 was $420,000.

The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2024	67,668	$3.63	833,195	$4.42	1,981,464	$4.61
Granted	56,162	$3.56	193,032	$3.73	—	$—
Vested	(123,830)	$3.60	(521,041)	$4.46	—	$—
Forfeited	—	$—	—	$—	—	$—
Nonvested at September 30, 2025	—	$—	505,186	$4.11	1,981,464	$4.61
Unrecognized stock-based compensation expense at September 30, 2025 (in thousands)	$—		$1,238		$911
Weighted average remaining vesting period at September 30, 2025	—		0.6 years		0.7 years
RSAs and RSUs granted are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the nine months ended September 30, 2025 was $446,000. The aggregate fair value of RSUs vested during the nine months ended September 30, 2025 was $2.3 million. During the nine months ended September 30, 2025, RSAs and RSUs totaling 644,871 shares were vested and 174,157 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted can be earned based upon the level of achievement of the Company’s compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia’s common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company has expensed $3.1 million related to the PSUs based on the probability assessment performed as of September 30, 2025.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Options	$51	$114	$199	$366
RSAs	50	62	245	304
RSUs	523	605	1,616	1,860
PSUs	1,251	—	1,691	—
Total compensation expense for share-based awards	$1,875	$781	$3,751	$2,530
Total unrecognized stock-based compensation expense for time-based awards as of September 30, 2025 was $2.2 million, which will be amortized over a weighted average remaining vesting period of 0.6 years.

18. INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In thousands, except share and per share data)
Numerator:
Net (loss) income attributable to common stockholders - Basic	(2,730)	(13,996)	18,264	(22,628)
Net (loss) income attributable to common stockholders - Diluted	$(2,730)	$(13,996)	$18,264	$(22,628)

Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	96,445,160	99,854,723	96,237,282	99,893,336
Potentially dilutive common shares:
Employee stock options, restricted stock units and performance stock units	—	—	801,132	—
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	96,445,160	99,854,723	97,038,414	99,893,336

Basic net (loss) income per common share	$(0.03)	$(0.14)	$0.19	$(0.23)
Diluted net (loss) income per common share	$(0.03)	$(0.14)	$0.19	$(0.23)

Anti-dilutive potential common shares excluded from the computation of diluted net (loss) income per share:
Equity-based incentive awards	10,451	3,898,180	154	3,898,180
Total	10,451	3,898,180	154	3,898,180
19. SEGMENT REPORTING
As of September 30, 2025, the Company operates and reports its results in four reportable segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
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
The Company’s Manufacturing Operations segment generates operating income by serving a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. Deflecto primarily designs and manufactures (i) “take-one” point of purchase brochure, folder and applications display holders, (ii) plastic injection-molded office supply and arts, crafts and education products, (iii) plastic and aluminum air venting and air control products, (iv) extruded vinyl chair mats, (v) safety reflectors for bicycles and (vi) emergency warning triangles and mud flaps and splash guards for the heavy duty truck market and transportation industry. The Manufacturing Operations reporting segment did not exist prior to the acquisition of Deflecto in October 2024. As of and for the three and nine months ended September 30, 2024, the consolidated results represented the results of the Company’s three reporting segments: Intellectual Property Operations, Industrial Operations and Energy Operations.
In addition to the reportable segments above, we have a Parent category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, including legal, human resources, accounting, analytics, finance as well as other general business costs.
We regularly provide management reports to the CODM that include segment revenue and segment operating income (loss). The significant segment expense reports regularly provided to the CODM include cost of revenue and operating expenses. There were no significant inter-segment transactions during the nine months ended September 30, 2025 and 2024.

The Company’s reportable segment information is as follows:

	Three Months Ended September 30,
	2025					2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues:
License fees	$7,795	$—	$—	$—	$7,795	$486	$—	$—	$486
Revenues - industrial operations	—	6,660	—	—	6,660	—	7,007	—	7,007
Oil sales	—	—	6,614	—	6,614	—	—	8,997	8,997
Natural gas sales	—	—	3,738	—	3,738	—	—	2,829	2,829
Natural gas liquids sales	—	—	3,207	—	3,207	—	—	3,837	3,837
Other service sales	—	—	617	—	617	—	—	154	154
Air distribution	—	—	—	10,226	10,226	—	—	—	—
Transportation safety	—	—	—	11,287	11,287	—	—	—	—
Office products	—	—	—	9,302	9,302	—	—	—	—
Total revenues	7,795	6,660	14,176	30,815	59,446	486	7,007	15,817	23,310

Cost of revenues:
Cost of sales - intellectual property operations	8,301	—	—	—	8,301	5,707	—	—	5,707
Cost of sales - industrial operations	—	3,376	—	—	3,376	—	3,523	—	3,523
Cost of sales - manufacturing operations	—	—	—	23,285	23,285	—	—	—	—
Cost of production	—	—	11,880	—	11,880	—	—	11,729	11,729
Total cost of revenues	8,301	3,376	11,880	23,285	46,842	5,707	3,523	11,729	20,959
Segment gross (loss) profit	(506)	3,284	2,296	7,530	12,604	(5,221)	3,484	4,088	2,351

Other operating expenses:
General and administrative expenses and sales and marketing expenses	1,914	2,996	1,162	6,404	12,476	1,917	3,585	1,024	6,526
Segment operating (loss) income	$(2,420)	$288	$1,134	$1,126	128	$(7,138)	$(101)	$3,064	(4,175)

Parent general and administrative expenses					6,554				6,097
Operating loss					(6,426)				(10,272)
Total other expense					3,064				4,112
Loss before income taxes					$(3,362)				$(6,160)

The Company’s reportable segment information is as follows:

	Nine Months Ended September 30,
	2025					2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues:
License fees	$78,029	$—	$—	$—	$78,029	$19,442	$—	$—	$19,442
Revenues - industrial operations	—	20,926	—	—	20,926	—	22,183	—	22,183
Oil sales	—	—	21,480	—	21,480	—	—	17,740	17,740
Natural gas sales	—	—	13,112	—	13,112	—	—	5,550	5,550
Natural gas liquids sales	—	—	11,779	—	11,779	—	—	8,390	8,390
Other service sales	—	—	1,428	—	1,428	—	—	163	163
Air distribution	—	—	—	29,684	29,684	—	—	—	—
Transportation safety	—	—	—	32,420	32,420	—	—	—	—
Office products	—	—	—	26,247	26,247	—	—	—	—
Total revenues	78,029	20,926	47,799	88,351	235,105	19,442	22,183	31,843	73,468

Cost of revenues:
Cost of sales - intellectual property operations	42,771	—	—	—	42,771	18,473	—	—	18,473
Cost of sales - industrial operations	—	10,846	—	—	10,846	—	10,849	—	10,849
Cost of sales - manufacturing operations	—	—	—	66,518	66,518	—	—	—	—
Cost of production	—	—	36,887	—	36,887	—	—	23,082	23,082
Total cost of revenues	42,771	10,846	36,887	66,518	157,022	18,473	10,849	23,082	52,404
Segment gross profit	35,258	10,080	10,912	21,833	78,083	969	11,334	8,761	21,064

Other operating expenses:
General and administrative expenses and sales and marketing expenses	6,783	9,416	3,684	21,062	40,945	7,078	10,457	2,292	19,827
Segment operating income (loss)	$28,475	$664	$7,228	$771	37,138	$(6,109)	$877	$6,469	1,237

Parent general and administrative expenses					17,644				18,354
Operating income (loss)					19,494				(17,117)
Total other expense (income)					5,863				(6,231)
Income (loss) before income taxes					$25,357				$(23,348)
The Company’s reportable asset information by segment is as follows:

	September 30, 2025	December 31, 2024
	(In thousands)
Total parent assets	$126,544	$150,033

Segment total assets:
Intellectual property operations	250,813	213,854
Industrial operations	50,876	48,438
Energy operations	207,206	209,355
Manufacturing operations	133,432	134,714
Total assets	$768,871	$756,394
The Company’s revenues and long-lived tangible assets by geographic area are presented below. Intellectual Property Operations revenues are attributed to licensees domiciled in foreign jurisdictions. Printronix’s net sales to external customers are attributed to geographic areas based upon the final destination of products shipped. Deflecto’s net sales to external customers are attributed to geographic areas based upon the origin of products shipped. The Company, primarily through its Printronix and Deflecto subsidiaries, has identified three global regions for marketing its products and services:

Americas; Europe, Middle East and Africa; and Asia-Pacific. Assets are summarized based on the location of held assets. Benchmark’s sales are only attributed to the United States of America.

	Three Months Ended September 30,
	2025					2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$7,795	$3,281	$14,176	$17,404	$42,656	$483	$3,074	$15,817	$19,374
Canada and Latin America	—	416	—	6,040	6,456	2	233	—	235
Total Americas	7,795	3,697	14,176	23,444	49,112	485	3,307	15,817	19,609

Europe, Middle East and Africa	—	1,299	—	1,275	2,574	—	1,689	—	1,689

China	—	372	—	6,096	6,468	—	306	—	306
India	—	391	—	—	391	—	633	—	633
Asia-Pacific, excluding China and India	—	901	—	—	901	1	1,072	—	1,073
Total Asia-Pacific	—	1,664	—	6,096	7,760	1	2,011	—	2,012
Total revenues	$7,795	$6,660	$14,176	$30,815	$59,446	$486	$7,007	$15,817	$23,310

	Nine Months Ended September 30,
	2025					2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$78,027	$9,046	$47,799	$51,793	$186,665	$7,878	$9,106	$31,843	$48,827
Canada and Latin America	—	1,090	—	17,808	18,898	3	719	—	722
Total Americas	78,027	10,136	47,799	69,601	205,563	7,881	9,825	31,843	49,549

Europe, Middle East and Africa	—	5,382	—	3,650	9,032	—	5,872	—	5,872

China	—	1,087	—	15,100	16,187	4,650	1,056	—	5,706
India	—	1,474	—	—	1,474	—	2,068	—	2,068
Asia-Pacific, excluding China and India	2	2,847	—	—	2,849	6,911	3,362	—	10,273
Total Asia-Pacific	2	5,408	—	15,100	20,510	11,561	6,486	—	18,047
Total revenues	$78,029	$20,926	$47,799	$88,351	$235,105	$19,442	$22,183	$31,843	$73,468

	September 30, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$97	$172	$190,151	$6,943	$197,363
Canada	—	546	—	6,505	7,051
Europe	—	226	—	4,111	4,337
Asia-Pacific	—	—	—	2,314	2,314
Total	$97	$944	$190,151	$19,873	$211,065

	December 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$126	$220	$192,435	$7,685	$200,466
Canada	—	—	—	7,225	7,225
Europe	—	99	—	4,257	4,356
Asia-Pacific	—	925	—	2,573	3,498
Total	$126	$1,244	$192,435	$21,740	$215,545
20. SUBSEQUENT EVENTS
On November 3, 2025, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Second Amendment to the original Benchmark Loan Agreement (“Second Amendment”) with Frost Bank and the Benchmark Lenders. Pursuant to the Second Amendment, the Benchmark Revolving Credit Facility has been amended to mature on April 17, 2029. All other terms, conditions and provisions of the Benchmark Loan Agreement remain materially unchanged.

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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of September 30, 2025, across nearly 200 patent portfolio licensing and enforcement programs. As of September 30, 2025, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $898.0 million to our patent partners. Since January 1, 2021, we generated gross licensing revenue of approximately $282.3 million and returned approximately $87.2 million to our patent partners.
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
Manufacturing Operations
On October 18, 2024, Deflecto Purchaser, a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”) pursuant to the Deflecto Stock Purchase Agreement. Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. Its products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature, sign holders and floormats used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement (the “Deflecto Purchase Price”). The Deflecto Purchase Price was funded with a combination of borrowings of a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. Refer to Notes 3 and 11 for additional information related to the Deflecto acquisition and the Deflecto Term Loan, respectively.
For more information, refer to the section entitled “Manufacturing Operations Business” below.
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

Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of September 30, 2025, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at September 30, 2025. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the consolidated financial statements elsewhere herein for more information.
Inflation
Historically, inflation has not had a significant impact on us or any of our subsidiaries. The oil and natural gas industry and the broader U.S. economy have experienced higher than expected inflationary pressures in recent years related to increases in oil and natural gas prices, continued supply chain disruptions, labor shortages and geopolitical instability, among other pressures. We expect that our Manufacturing and Industrial Operations will continue to adjust their selling prices as required in response to higher costs.
Tariffs
During the first half of 2025, the U.S. government announced additional tariffs on a broad range of imports. In an effort to mitigate any adverse impact of these tariffs and other non-tariff trade practices and policies to our Industrial and Manufacturing Operations. We have taken proactive measures to reduce our exposure to tariffs by moving certain production and working closely with our supplier and vendor base to proactively manage any impacts. These countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. Uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade might have an adverse effect on our business and results of operation and we may face challenges in implementing the optimal responses to changing trade conditions. There can be no assurances that such factors will not impact our business in the future.
Patent Licensing and Enforcement
Patent Litigation Trial Dates and Related Trials
As of the date of this Quarterly Report, our Patent Licensing, Enforcement and Technologies Business has one pending patent infringement cases with scheduled trial dates in the next twelve months. Patent infringement trials are components of ARG’s overall patent licensing process and are one of many factors that contribute to possible future revenue generating opportunities. Scheduled trial dates, as promulgated by the respective court, merely provide an indication of when, in future periods, the trials may occur according to the court’s scheduling calendar at a specific point in time. A court may change previously scheduled trial dates. In fact, courts often reschedule trial dates for various reasons that are unrelated to the underlying patent assets and typically for reasons that are beyond the control of our Patent Licensing, Enforcement and Technologies Business. While scheduled trial dates provide an indication of the timing of possible future revenue generating opportunities, the trials themselves and the immediately preceding periods represent the possible future revenue generating opportunities.
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
We acquired one new patent portfolio during the nine months ended September 30, 2025 consisting of Wi-Fi 7 standard essential patents. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired have estimated economic useful lives ranging from two to five years.
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

Manufacturing Operations Business
In October 2024, we acquired Deflecto. Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. Its products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature, sign holders and floormats used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China. While we believe our Manufacturing Operations Business has been reasonably protected from tariffs from a cost standpoint, we maintain a global production footprint, and have been re-shoring certain manufacturing functions and exploring sourcing alternatives to mitigate tariff and duty impacts. However, like many of its peers, our Manufacturing Operations Business has seen tariff-specific demand headwinds. While the business environment remains challenging, our Manufacturing Operations Business continues to invest to optimize its business in order to maximize cash flow when the cycle returns.
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
Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$59,446	$23,310	$36,136	155%	$235,105	$73,468	$161,637	220%
Total costs and expenses	65,872	33,582	32,290	96%	215,611	90,585	125,026	138%
Operating (loss) income	(6,426)	(10,272)	3,846	(37%)	19,494	(17,117)	36,611	(214%)
Total other income (expense)	3,064	4,112	(1,048)	(25%)	5,863	(6,231)	12,094	(194%)
(Loss) income before income taxes	(3,362)	(6,160)	2,798	(45%)	25,357	(23,348)	48,705	(209%)
Income tax benefit (expense)	968	(5,497)	6,465	(118%)	(5,660)	2,673	(8,333)	(312%)
Net (loss) income attributable to Acacia Research Corporation	(2,730)	(13,996)	11,266	(80%)	18,264	(22,628)	40,892	(181%)
Results of Operations - three months ended September 30, 2025 compared with the three months ended September 30, 2024
Total revenues increased $36.1 million to $59.4 million for the three months ended September 30, 2025, as compared to $23.3 million for the three months ended September 30, 2024, due to increases in our Manufacturing Operations revenue of $30.8 million from the recent acquisition (refer to Note 3) and in our Intellectual Property Operations revenue of $7.3 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The increases were offset by a decrease in Energy Operations revenue of $1.6 million and in Industrial Operations revenues of $347,000. Refer to “Energy Operations - Revenues” and “Industrial Operations – Revenues” below for further detailed discussion.
Loss before income taxes was $3.4 million for the three months ended September 30, 2025, as compared to loss of $6.2 million in the comparable prior period. The decrease comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 as follows:
~~•~~Cost of revenues for Intellectual Property Operations increased $2.6 million, from $5.7 million to $8.3 million in 2025 primarily due to an increase in contingent legal fees, litigation and licensing expenses and patent amortization expense.
◦Contingent legal fees increased $1.4 million, from $(22,000) to $1.3 million in 2025, as there was no paid-up license revenue recognized in the comparable prior period. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
◦Litigation and licensing expenses increased $499,000, from $797,000 to $1.3 million in 2025, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
◦Amortization of patents expense from our Intellectual Property Operations increased $573,000, from $4.7 million to $5.3 million in 2025, due to an increase in amortization from the patent portfolio acquisition in 2025.

•Manufacturing Operations cost of revenues and sales and marketing expenses for the third quarter of 2025 added an additional $25.1 million to our consolidated operating expenses as the Deflecto acquisition closed in the fourth quarter of 2024 and there is no comparable prior period. Refer to "Manufacturing Operations – Cost of Revenues" below for further discussion.
•General and administrative expenses increased $4.7 million, from $11.2 million to $16.0 million in 2025 primarily due to expenses contributed from Manufacturing Operations of $4.6 million. Refer to "General and Administrative Expenses" below for further detail and discussion.
•Unrealized gain from the change in fair value of our equity securities was $900,000 in 2025, as compared to an unrealized loss of $4.1 million in the comparable prior period. The unrealized gain and loss were derived from our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
•Non-recurring legacy legal expense of $2.0 million in 2024 is related to the accrual recorded in connection with the settlement agreement with Slingshot. There were no comparable expenses for the three months ended September 30, 2025.
•Gain on derivatives decreased $6.2 million, from $8.0 million to $1.9 million in 2025 due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 13 for additional information regarding Benchmark's gain on its commodity derivatives.
•Interest income decreased $1.5 million, from $4.5 million to $3.0 million in 2025 due to the decrease in interest rates and a decrease in average cash balances. Refer to Note 2 included in our 2024 Annual Report for additional information regarding our cash and cash equivalents and investments in equity securities.
Results of Operations - nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
Total revenues increased $161.6 million to $235.1 million for the nine months ended September 30, 2025, as compared to $73.5 million for the nine months ended September 30, 2024, primarily due to an increase in our Intellectual Property Operations revenues and increases in Energy Operations and Manufacturing Operations revenues from acquisitions in the comparable prior period. Intellectual Property Operations revenues increased due to an increase in average license fees, which contributed to Intellectual Property Operations revenues increasing by $58.6 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The increases were offset by a decrease in Industrial Operations of $1.3 million. Refer to “Industrial Operations – Revenues” below for further detailed discussion.
Income before income taxes was $25.4 million for the nine months ended September 30, 2025, as compared to a loss of $23.3 million in the comparable prior period. The net increase comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 as follows:
~~•~~Cost of revenues for Intellectual Property Operations increased $24.3 million, from $18.5 million to $42.8 million in 2025 primarily due to an increase in inventor royalties, contingent legal fees, litigation and licensing expenses and patent amortization expense.
◦Inventor royalties increased $15.5 million, from $1.6 million to $17.1 million in 2025, primarily due to higher license fees being generated in 2025 with inventor royalties. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
◦Contingent legal fees increased $3.8 million, from $2.4 million to $6.2 million in 2025, primarily due to the change in Intellectual Property Operations revenues described above. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
◦Litigation and licensing expenses increased $1.2 million, from $3.1 million to $4.3 million in 2025, primarily due to a net increase in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

◦Amortization of patents expense from our Intellectual Property Operations increased $3.8 million, from $11.4 million to $15.2 million in 2025, due to an increase in amortization from the 2025 patent portfolio acquisition.
•Energy Operations cost of production increased $13.8 million from $23.1 million to $36.9 million in 2025 due to a full nine months of activity for the assets acquired in the Revolution Transaction in the second quarter of 2024. Refer to "Energy Operations – Cost of Production" below for further discussion.
•Manufacturing Operations cost of revenues and sales and marketing expenses for 2025 added a total of $72.2 million to our consolidated operating expenses. Refer to "Manufacturing Operations – Cost of Revenues" below for further discussion.
•General and administrative expenses increased $15.0 million, from $33.8 million to $48.8 million in 2025, primarily due to our Energy Operations which contributed $1.4 million of general and administrative costs in 2025 and our Manufacturing Operations which contributed $15.3 million of general administrative costs due to the acquisition in the fourth quarter of 2024 The increases were partially offset by a decrease in our Industrial Operations general and administrative costs and lower parent company costs. Refer to “General and Administrative Expenses” below for further detail and discussion.
•Unrealized loss from the change in fair value of our equity securities was $1.7 million in 2025, as compared to a loss of $35.5 million in the comparable prior period. The unrealized loss was derived from our Life Sciences Portfolio and trading securities portfolio. The 2024 period unrealized loss primarily relates to the reversal of unrealized gains previously recorded for Arix shares sold in January 2024 for realized gains. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to “Equity Securities Investments” below for further discussion.
•Realized gain from the sale of equity securities was $3.5 million in 2025, as compared to a gain of $28.9 million in the comparable prior period. The realized gains were similarly derived from the sales activity from our Life Sciences Portfolio and trading securities portfolio. The 2024 period realized gains primarily relate to the Arix shares sold in January 2024. Refer to Note 4 to the consolidated financial statements elsewhere herein for additional information regarding the sale of Arix shares and refer to “Equity Securities Investments” below for further discussion.
•Non-recurring legacy legal expense of $14.9 million in 2024 is related to the AIP Matter (as defined in Note 15 to the consolidated financial statements elsewhere herein) and the settlement agreement with Slingshot. There were no comparable expenses for the nine months ended September 30, 2025.
•Gain on derivatives decreased $2.1 million, from $5.5 million to $3.5 million in 2025, primarily due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 13 for additional information regarding Benchmark’s gain and loss on its commodity derivatives.
•Interest expense increased $2.9 million, from $4.1 million to $7.0 million in 2025, primarily due to the interest expense incurred in relation to the Deflecto Facility associated with the acquisition of Deflecto in the fourth quarter of 2024. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information regarding the Deflecto Facility.
•Interest income decreased $6.1 million, from $14.6 million to $8.4 million in 2025 due to lower interest rates and a decrease in average cash balances. Refer to Note 2 included in our 2024 Annual Report for additional information regarding our cash and cash equivalents and investments in equity securities.

Intellectual Property Operations
Revenues
ARG’s revenue activity for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$7,375	$—	$7,375	n/a	$76,865	$17,253	$59,612	346%
Recurring license revenue agreements	420	486	(66)	(14%)	1,164	2,189	(1,025)	(47%)
Total revenues	$7,795	$486	$7,309	1,504%	$78,029	$19,442	$58,587	301%

New license agreements executed	4	—	4	n/a	8	9	(1)	(11%)
Licensing and enforcement programs generating revenues	5	3	2	67%	7	6	1	17%
Licensing and enforcement programs with initial revenues	—	—	—	n/a	1	—	1	n/a
New patent portfolios	—	—	—	n/a	1	—	1	n/a
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $7.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to an increase in new license agreements executed. Paid-up revenue increased $59.6 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due to an increase in average license fees per agreement. Recurring revenue, that provides for quarterly sales-based license fees, decreased $1.0 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to the expiration of certain on-going license arrangements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$384	$220	$164	75%	$17,079	$1,628	$15,451	949%
Contingent legal fees	1,336	(22)	1,358	(6,173%)	6,152	2,373	3,779	159%
Litigation and licensing expenses	1,296	797	499	63%	4,322	3,087	1,235	40%
Amortization of patents	5,285	4,712	573	12%	15,218	11,385	3,833	34%
Total	$8,301	$5,707	$2,594	45%	$42,771	$18,473	$24,298	132%
Refer to detailed change explanations above for the three and nine months ended September 30, 2025 and 2024 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$2,241	$2,367	$(126)	(5%)	$7,331	$7,316	$15	0%
Consumable products	3,618	3,782	(164)	(4%)	11,226	12,362	(1,136)	(9%)
Services	801	858	(57)	(7%)	2,369	2,505	(136)	(5%)
Total	$6,660	$7,007	$(347)	(5%)	$20,926	$22,183	$(1,257)	(6%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from consumable products decreased $1.1 million for the nine months ended September 30, 2025, compared to the comparable prior period, due primarily to a decrease in line matrix consumables sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix's operating activities.
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$3,376	$3,523	$(147)	(4%)	$10,846	$10,849	$(3)	0%
Cost of revenues for Industrial Operations remained flat compared to lower revenue for the nine months ended September 30, 2025 primarily due to higher input costs. Refer to Note 2 included in our 2024 Annual Report for additional information regarding Printronix’s cost of revenues.

Energy Operations
Revenues
The following table provides the components of Benchmark’s revenues for the periods indicated, as well as each period’s respective average realized prices and production volumes. This table shows production on a barrel of oil (“boe”) equivalent basis in which natural gas is converted to oil at the ratio of 6 thousand cubic feet (“Mcf”) of natural gas to one barrel of oil. This ratio may not be reflective of the current price ratio between two products.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except per unit data and percentage change values)
Production:
Oil (Bbl)	103,571	121,251	(17,680)	(15)%	329,716	235,867	93,849	40%
Natural gas (Mcf)	1,441,932	1,482,555	(40,623)	(3)%	4,370,025	3,100,391	1,269,634	41%
Natural gas liquids (Bbl)	153,503	172,163	(18,660)	(11)%	492,770	357,737	135,033	38%
Total (boe)	497,396	540,507	(43,111)	(8)%	1,550,824	1,110,335	440,489	40%

Average daily production:
Oil (Bbl/day)	1,126	1,318	(192)	(15)%	1,208	861	347	40%
Natural gas (Mcf/day)	15,673	16,115	(442)	(3)%	16,007	11,315	4,692	41%
Natural gas liquids (Bbl/day)	1,669	1,871	(202)	(11)%	1,805	1,306	499	38%
Total (boe/day)	5,407	5,875	(468)	(8)%	5,681	4,053	1,628	40%

Revenues:
Oil sales	$6,614	$8,997	$(2,383)	(26)%	$21,480	$17,740	$3,740	21%
Natural gas sales	3,738	2,829	909	32%	13,112	5,550	7,562	136%
Natural gas liquids sales	3,207	3,837	(630)	(16)%	11,779	8,390	3,389	40%
Other service sales	617	154	463	—	1,428	163	1,265	—
Total	$14,176	$15,817	$(1,641)	(10)%	$47,799	$31,843	15,956	50%

Average Price:
Oil (per Bbl)	$63.86	$74.20	$(10.34)	(14)%	$65.15	$75.21	$(10.06)	(13)%
Natural gas (per Mcf)	$2.59	$1.91	$0.68	36%	$3.00	$1.79	$1.21	68%
Natural gas liquids (per Bbl)	$20.89	$22.29	$(1.39)	(6)%	$23.90	$23.45	$0.45	2%
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s revenue arrangements and related concentrations.
Cost of Production

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Cost of production - energy operations	$11,880	$11,729	$151	1%	$36,887	$23,082	$13,805	60%
Cost of production for the Energy Operations were relatively flat for the three months ended September 30, 2025 compared to the same period in 2024. The nine month increase is due to the full period impact of the assets acquired in the Revolution Transaction in April 2024.

Manufacturing Operations
Revenues
Deflecto’s net revenues included the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025	2025
Air distribution	$10,226	$29,684
Transportation safety	11,287	32,420
Office products	9,302	26,247
Total	$30,815	$88,351
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Deflecto’s revenue arrangements and related concentrations.
Cost of Revenues
Deflecto’s cost of revenues for the three and nine months ended September 30, 2025 was $23.3 million and $66.5 million, respectively. Refer to Note 2 included in our 2024 Annual Report for additional information regarding Deflecto’s cost of sales.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Sales and marketing expenses - industrial operations	$1,250	$1,391	$(141)	(10%)	$4,059	$4,333	$(274)	(6%)
Sales and marketing expenses - manufacturing operations	1,830	—	1,830	n/a	5,714	—	5,714	n/a

General and administrative costs - intellectual property operations	1,914	1,917	(3)	0%	6,783	7,078	(295)	(4%)
General and administrative costs - industrial operations	1,746	2,194	(448)	(20%)	5,357	6,124	(767)	(13%)
General and administrative costs - energy operations	1,162	1,024	138	13%	3,684	2,292	1,392	61%
General and administrative costs - manufacturing operations	4,574	—	4,574	n/a	15,348	—	15,348	n/a
Parent general and administrative expenses	6,554	6,097	457	7%	17,644	18,354	(710)	(4%)
Total general and administrative expenses	15,950	11,232	4,718	42%	48,816	33,848	14,968	44%
Total	$19,030	$12,623	$6,407	51%	$58,589	$38,181	$20,408	53%
The operating expenses table above includes the Company’s general and administrative expense by segment and Industrial Operations and Manufacturing Operations’ sales and marketing expenses. Refer to Note 2 included in our 2024 Annual Report for additional information regarding Printronix’s and Deflecto’s operating expenses.

General and Administrative Expenses
A summary of the main drivers of the increases (decreases) in general and administrative expenses is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2025 vs. 2024	2025 vs. 2024
	(In thousands)
Personnel costs and board fees	$272	$262
Non-recurring employee severance costs	—	(203)
Variable performance-based compensation costs	120	411
Compensation expense for share-based awards	1,094	1,221
Other general and administrative costs	(1,032)	(2,696)
General and administrative costs - industrial operations	(447)	(768)
General and administrative costs - energy operations	138	1,392
General and administrative costs - manufacturing operations	4,151	14,026
Amortization of industrial operations and manufacturing operations intangible assets	422	$1,323
Total change in general and administrative expenses	$4,718	$14,968
General and administrative expenses includes primarily salaried employee compensation and related personnel costs, administrative office and facilities costs, legal and accounting professional fees, and intangible amortization expenses. The table above includes our Manufacturing Operations general and administrative expenses for the three and nine months ended September 30, 2025, with no comparable period expense as the transaction closed in the fourth quarter of 2024.
The decreases in other general and administrative costs, which relate to our parent company and our Intellectual Property Operations, were primarily due to a decrease in corporate legal fees. The increase in compensation expense for share-based awards was primarily due to increased performance achievement associated with PSUs granted in 2023 based on a probability assessment as of September 30, 2025. Refer to Note 17 to the consolidated financial statements elsewhere herein for additional information regarding compensation expense. The decrease in general and administrative costs of Industrial Operations is due to Printronix’s continued focus on streamlining operating and administrative costs. In addition, our Energy Operations related general and administrative costs contributed an increase of $1.4 million in the nine months ended September 30, 2025 driven by the acquisition of Revolution in 2024. Refer to additional general and administrative change explanations above.
Other Income/Expense
Equity Securities Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$900	$(4,074)	$4,974	(122%)	$(1,658)	$(35,519)	$33,861	(95%)
Gain on sale of equity securities	—	—	—	n/a	3,512	28,861	(25,349)	(88%)
Total net realized and unrealized gain (loss)	$900	$(4,074)	$4,974	(122%)	$1,854	$(6,658)	$8,512	(128%)
Our equity securities investments, including the Life Sciences Portfolio and trading securities portfolio, are recorded at fair value at each balance sheet date. During the first quarter of 2024, Acacia fully exited its position in Arix, included in the gain on sale of equity securities in the nine months ended September 30, 2024. The 2024 period unrealized loss and realized gain primarily relates to the sale of Arix shares. Refer to periodic change explanations above. Refer to Notes 2 and 4 to the consolidated financial statements elsewhere herein for additional information regarding our investment in the Life Sciences Portfolio and other equity securities.

Our results also include unrealized gains and losses from the change in fair value of our equity securities, and, when equity securities are sold, the realized gains from those sales. The results during the three and nine months ended September 30, 2025 relate to our trading securities portfolio.
Non-recurring legacy legal expense

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Non-recurring legacy legal expense	$—	$(2,000)	$2,000	(100%)	$—	$(14,857)	$14,857	(100%)
During the nine months ended September 30, 2024, we recorded an additional accrual of $12.9 million in connection with the AIP Matter in other income (expense) and an accrual of $2.0 million in connection with the Slingshot settlement in the consolidated statements of operations. There were no comparable expenses for the three and nine months ended September 30, 2025.
Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$968	$(5,497)	$6,465	(118%)	$(5,660)	$2,673	$(8,333)	(312%)
Effective tax rate	(29)%	89%	n/a	(118)%	22%	(11)%	n/a	33%
Our 2025 effective tax rate was slightly higher than the U.S. federal statutory rate primarily due to nondeductible stock based compensation. Our income tax benefit for the three months ended September 30, 2025 is primarily attributable to recognizing a benefit for losses incurred during the quarter offset by foreign withholding taxes. Our income tax expense for the nine months ended September 30, 2025 is primarily attributable to the statutory rate applied to our year-to date earnings and foreign withholding taxes for which a foreign tax credit cannot be benefited.
Our 2024 effective tax rate in each period differed from the U.S. federal statutory rate primarily due to favorable withholding taxes which we could not recognize as a foreign tax credit and non-deductible items. Our income tax expense for the three months ended September 30, 2024 is primarily attributable to changes to the forecasted benefit of losses estimated for 2024. Our income tax benefit for the nine months ended September 30, 2024 is primarily attributable to recognizing an income tax benefit on losses incurred offset by foreign withholding taxes.
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
The Company has recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2025 and December 31, 2024 for foreign tax credits and certain state net operating losses.
At September 30, 2025 and December 31, 2024, the Company had total unrecognized tax benefits of approximately $758,000 and $935,000, respectively which were recorded in other long-term liabilities. No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented. At September 30, 2025, if recognized $758,000 of tax benefits would impact the Company’s effective tax rate subject to valuation allowance. The Company does not expect that the long-term liability for unrecognized benefits will change significantly within the next 12 months. The Company recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit).
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

ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The Company has implemented OBBBA in the current quarter calculations.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of September 30, 2025, are recognized as liabilities or generally are otherwise described in Note 15, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere herein. In particular, our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 15 to the accompanying consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of our Energy Operations Business related to the Benchmark Revolving Credit Facility and the obligations of our Manufacturing Operations Business related to the Deflecto Facility are further described in Note 11 to the accompanying consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 10 to the accompanying consolidated financial statements.
Additional cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), property and equipment, additions to oil and gas properties, human capital, business development, investments in equity securities and intellectual property, and business combinations.
Certain of our Intellectual Property Operations operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights. In connection with any of our operating subsidiaries’ patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material.
At September 30, 2025, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
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
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $329.0 million at September 30, 2025, compared to $297.0 million at December 31, 2024.
The Benchmark Revolving Credit Facility and Deflecto Facility include covenants potentially limiting our borrowing capacity as determined by a leverage ratio. As of September 30, 2025, we were in compliance with all financial covenants applicable to the Benchmark Revolving Credit Facility. As of September 30, 2025, we were in compliance with all financial covenants applicable to the Deflecto Facility. Refer to Note 11 to the accompanying consolidated financial statements for additional information.

Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net cash (used in) provided by:
Operating activities	$62,092	$70,384
Investing activities	(14,699)	(117,067)
Financing activities	(20,740)	66,577
Effect of exchange rates on cash and cash equivalents	1,247	65
Increase in cash and cash equivalents	$27,900	$19,959
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Net income (loss) including noncontrolling interests in subsidiaries	$19,697	$(20,675)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	32,891	21,735
Accretion of asset retirement obligation	1,299	620
Compensation expense for share-based awards	3,751	2,530
(Gain) loss on foreign currency exchange	(405)	72
Change in fair value of equity securities	1,658	35,519
Gain on sale of equity securities	(3,512)	(28,861)
Unrealized gain on derivatives	(1,495)	(3,918)
Deferred income taxes	3,609	(5,509)
Changes in assets and liabilities:
Accounts receivable	(284)	69,710
Inventories	995	(1,297)
Prepaid expenses and other assets	(3,284)	(3,373)
Accounts payable and accrued expenses	5,455	8,129
Royalties and contingent legal fees payable	1,529	(4,593)
Deferred revenue	188	295
Net cash provided by operating activities	$62,092	$70,384
Cash receipts from ARG’s licensees totaled $75.8 million and $90.9 million for the nine months ended September 30, 2025 and 2024, respectively. Cash receipts from Printronix’s customers totaled $21.9 million and $23.8 million for the nine months ended September 30, 2025 and 2024, respectively. Cash receipts from Benchmark’s customers totaled $74.9 million and $37.4 million for the nine months ended September 30, 2025 and 2024, respectively. Cash receipts from Deflecto’s customers totaled $86.5 million for the nine months ended September 30, 2025. The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.

Our reported cash provided by operations for the nine months ended September 30, 2025 was $62.1 million, compared to cash provided by operations of $70.4 million in the comparable prior period. The decrease in cash provided by operations was primarily due to increases from the full-year impacts of the Revolution and Deflecto transactions offset by declines in cash provided by operations from Printronix, IP and Parent.
Working Capital
Our working capital related to cash flows from operating activities at September 30, 2025 decreased to $23.9 million, compared to $36.7 million at December 31, 2024, which was comprised of the changes in assets and liabilities presented above. The decrease is primarily due to the change in prepaid expenses related to the 2025 patent portfolio acquisition related to Intellectual Property Operations.
Cash Flows used in Investing Activities
Cash flows used in investing activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Acquisition, net of cash acquired and working capital adjustments (Note 3)	$1,230	$—
Patent acquisition	—	(14,000)
Purchases of equity securities	(17,368)	(15,544)
Sales of equity securities	15,165	57,854
Purchases of loans receivable	(3,364)	—
Purchases of property and equipment	(1,401)	(890)
Net additions to oil and gas properties	(8,961)	(144,487)
Net cash used in investing activities	$(14,699)	$(117,067)
Cash flows used in investing activities for the nine months ended September 30, 2025 were $14.7 million, as compared to cash outflows of $117.1 million in the prior year, primarily due to the 2024 net cash outflows related to the acquisition of the Revolution assets offset by cash inflows from the sale of Arix shares.
Cash Flows from (used in) Financing Activities
Cash flows from (used in) financing activities included the following for the periods presented:

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
Repurchase of common stock	$—	$(7,303)
Contributions from noncontrolling interest	—	15,250
Borrowings on the Benchmark revolving credit facility	4,000	71,475
Paydown of Benchmark revolving credit facility	(12,000)	(12,000)
Paydown of Deflecto facility	(12,100)	—
Taxes paid related to net share settlement of share-based awards	(670)	(1,068)
Proceeds from exercise of stock options	30	223
Net cash (used in) provided by financing activities	$(20,740)	$66,577

Cash flows used in financing activities for the nine months ended September 30, 2025 were $20.7 million, as compared to cash inflows of $66.6 million in the prior year. This was primarily due to borrowings on the revolving credit facility in the prior year which did not recur during the nine months ended September 30, 2025 and paydowns on the Benchmark Revolving Credit Facility and Deflecto Facility during the nine months ended September 30, 2025. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and Deflecto Facility.
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
As of September 30, 2025 and December 31, 2024, the carrying value of our equity investments in public and private companies was $63.9 million and $59.9 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of September 30, 2025, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $2.7 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound, Canadian Dollar, Chinese Yuan and Euro currency exchange rates, primarily related to foreign cash accounts. As of September 30, 2025, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that as a result of the material weakness and control deficiencies as reported in our Annual Report on Form 10-K for the year ended December 31, 2024, our disclosure controls and procedures were not effective as of September 30, 2025. The material weakness will not be considered remediated until the applicable new or enhanced controls operate for a sufficient period of time and management has concluded, through testing, that these controls are designed and operating effectively.

Changes in Internal Control Over Financial Reporting
Other than planned remediation efforts previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Corporation adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
2025 Benchmark Loan Agreement
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 — Entry into a Material Definitive Agreement” of Form 8-K.
On November 3, 2025, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Second Amendment to the original Benchmark Loan Agreement (“Second Amendment”) with Frost Bank and the Benchmark Lenders. Pursuant to the Second Amendment, the Benchmark Revolving Credit Facility has been amended to mature on April 17, 2029. All other terms, conditions and provisions of the Benchmark Loan Agreement remain materially unchanged.
ITEM 6. EXHIBITS

EXHIBIT NUMBER	EXHIBIT
10.1#*
Second Amendment to Loan Agreement dated as of November 3, 2025, by and among BE Anadarko II, LLC, as Borrower, Frost Bank, as Administrative Agent and LC Issuer, West Texas National Bank, and the lenders from time to time party thereto

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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025 and 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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
*    This filing excludes certain schedules and exhibits pursuant to Item 601(a)(5) of Regulation S-K, which the registrant agrees to furnish supplementally to the Securities and Exchange Commission upon request; provided, however, that the registrant may request confidential treatment for any schedules or exhibits so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Date: November 6, 2025	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: November 6, 2025	/s/ Michael Zambito
By: Michael Zambito
Chief Financial Officer (Principal Financial Officer and Accounting Officer)