Form 10-K
period 2025-12-31
ACACIA RESEARCH CORP
filed 2026-03-12
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, computed by reference to the last sale price of the registrant’s common stock as reported by The Nasdaq Global Select Market on such date, was approximately $123,109,000. This computation assumes that all executive officers and directors are affiliates of the registrant. Such assumption should not be deemed conclusive for any other purpose.
As of March 9, 2026, 96,475,469 shares of common stock were issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement will be filed with the Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

ACACIA RESEARCH CORPORATION
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2025
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
•The potential for oil and natural gas prices to decline or for the differential between benchmark prices of oil and the wellhead price to increase;
•Oil or natural gas production becoming uneconomic, causing write downs or adversely affecting our Energy Operations Business’ ability to borrow;
•Inflationary pressures or any supply chain disruptions, labor shortages or inability to manage inventory levels of our operating businesses;
•Changes in trade regulation, including tariffs, trade policy and other market factors;
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
•The impact of the One Big Beautiful Bill Act of 2025; and
•Events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics, and other similar events.
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
ITEM 1. BUSINESS
General
Acacia Research Corporation (the “Company,” “Acacia,” “we,” “us,” or “our”) is a disciplined value-oriented acquirer and operator of businesses across public and private markets and industries including but not limited to the industrial, energy and technology sectors. We acquire businesses with a view towards strong free cash flow generation and with an ability to scale where we can tap into our deep industry relationships, significant capital base, and transaction expertise to materially improve performance. We are focused on sourcing, execution, and improvement. We find unique situations, bring a flexible and creative approach to transacting, combining relationships and expertise to drive continual improvement in operating performance. We approach transactions as business owners and operators, rather than purely as financial investors. We believe this differentiates us in creating long-term value for shareholders and partners. We define value through free cash flow generation, book value appreciation, and stock price growth. These are the pillars of the Acacia story.
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
Our Operations
Intellectual Property Operations - Patent Licensing, Enforcement and Technologies Business
We invest in intellectual property (“IP”) and engage in the licensing and enforcement of patented technologies, in each case through our wholly-owned subsidiary Acacia Research Group LLC and its wholly owned subsidiaries (our “Intellectual Property Operations” or “Intellectual Property Business”). Through our Patent Licensing, Enforcement and Technologies Business, we are a principal in the licensing and enforcement of patent portfolios, with our operating subsidiaries obtaining the rights in the patent portfolio or purchasing the patent portfolio outright.

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
We acquired one new patent portfolio during the year ended December 31, 2025 consisting of Wi-Fi 7 standard essential patents. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired have estimated economic useful lives ranging from two to five years.
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of December 31, 2025, across nearly 200 patent portfolio licensing and enforcement programs. As of December 31, 2025, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $898.2 million to our patent partners. During the past five calendar years ending on December 31, 2025, we generated gross licensing revenue of approximately $282.6 million and returned approximately $87.3 million to our patent partners.
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
Energy Operations Business
Our Energy Operations Business consists of the Company’s approximately 73.5% interest in Benchmark Energy II, LLC (“Benchmark”). Headquartered in Austin, Texas, Benchmark is an independent oil and natural gas company that acquires, produces and develops oil and natural gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team and seeks to acquire predictable and shallow decline, cash-flowing oil and natural gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and natural gas assets at attractive valuations.
Benchmark’s current position is concentrated in the Anadarko Basin region of Western Oklahoma and the Texas panhandle. As of December 31, 2025, Benchmark’s operated assets consisted of 554 gross (474 net) operated wells, and its non-operated assets consisted of an average working interest of 10% in 82 gross (8 net) productive wells including the assets acquired in the Revolution Transaction (as defined below). Production from Benchmark’s operated and non-operated wells during the year ended December 31, 2025 totaled 2,081 Mboe, or an average of 5.7 Mboe per day.
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
Development
In connection with our investment in Benchmark in November 2023 and Benchmark’s subsequent acquisition of the Revolution assets in 2024, we commenced an evaluation of the development potential of Benchmark’s undrilled assets. Benchmark had not adopted a long-term development plan as of December 31, 2024 and, in accordance with SEC rules, its unproved and unevaluated properties could not be classified as having proved undeveloped reserves as of such dates. All proved undeveloped reserves as of December 31, 2025 are part of a development plan adopted by Benchmark in 2025 indicating that such locations are scheduled to be drilled within five years of initial booking. In December 2025, Benchmark spud its first horizontal development well which is expected to be completed and producing in the first quarter of 2026. Benchmark intends to continue these development activities in 2026 and has adopted a plan for future development thereafter. With Benchmark’s ability and intention to develop these assets over the next five years, certain undrilled locations have been reclassified as proved undeveloped reserves as of December 31, 2025.
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
Seasonality
Generally, but not always, the demand and price levels for natural gas increase during winter and decrease during summer. To lessen seasonal demand fluctuations, pipelines, utilities, local distribution companies and industrial users utilize natural gas storage facilities and forward purchase some of their anticipated winter requirements during the summer. However, increased summertime demand for electricity can place increased demand on storage volumes. Demand for oil and heating oil is also generally higher in the winter and the summer driving season, although oil prices are affected more significantly by global supply and demand. Seasonal anomalies, such as mild winters, sometimes lessen these fluctuations. Certain of our drilling, completion and other operations are also subject to seasonal limitations where equipment may not be available during periods of peak demand or where weather conditions and events result in delayed operations. See “Risk Factors—

Risks Related to our Operations—Currently, our Energy Operations Business is concentrated in the Anadarko basin, making it vulnerable to risks associated with operating in a limited number of geographic areas.”
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
Manufacturing Operations Business
On October 18, 2024, Deflecto Holdco LLC (“Deflecto Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”), pursuant to that certain Stock Purchase Agreement (the “Deflecto Stock Purchase Agreement”) entered into on the same day with Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the “Deflecto Sellers”), Deflecto and the Sellers’ Representative named therein. Pursuant to the Deflecto Stock Purchase Agreement, Deflecto Purchaser purchased all of the issued and outstanding equity interests of Deflecto, upon the terms and subject to the conditions of the Deflecto Stock Purchase Agreement (such purchase and sale, together with the other transactions contemplated by the Deflecto Stock Purchase Agreement, the “Deflecto Transaction”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC, and office markets. The aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million in cash, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement, which was funded with a combination of borrowings under a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. A portion of the Deflecto purchase price is being held in escrow to indemnify us against certain claims, losses and liabilities. Refer to Notes 3 and 11 to the consolidated financial statements elsewhere herein for additional information.
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional Manufacturing Operations information.
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of December 31, 2025, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at December 31, 2025. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating

Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the consolidated financial statements elsewhere herein for more information
Competition
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
Our Energy Operations Business faces intense competition in identifying, evaluating, and executing attractive oil and natural gas asset acquisitions from other entities with similar business objectives, including major and independent oil and natural gas companies and private equity groups. Our Energy Operations Business also competes for drilling rigs and other equipment and labor required to drill, complete, operate and develop its properties. Competitors in the Energy Operations sector may have substantially greater financial resources, staff, facilities and other resources. In addition, larger competitors may be able to absorb the burden of any changes in federal, state and local laws and regulations more easily than our Energy Operations Business, which could adversely affect its competitive position. These competitors may be willing and able to pay more for drilling rigs, leasehold and mineral acreage and productive oil and natural gas properties and may be able to identify, evaluate, bid for and purchase a greater number of properties and prospects than our Energy Operations Business can. The oil and natural gas industry also competes with other energy-related industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.
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

Regulation - Environment, Health and Safety
Regulation of Oil and Natural Gas Exploration and Production
Exploration and production operations are subject to various types of regulation at the federal, state and local levels. These regulations include requiring permits to drill wells, maintaining bonding requirements to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties on which wells are drilled and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units, the density of wells that may be drilled and the unitization or pooling of oil and natural gas properties. Some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The laws and regulations limit the amounts of oil and natural gas we can produce from our wells as well as the number of wells, and the locations where, we can drill. Because these laws and regulations are often amended, expanded and reinterpreted, we are unable to predict the future cost or impact of regulatory compliance. The regulatory burden on the oil and natural gas industry often increases the cost of doing business and, consequently, affects our profitability. These laws and regulations, however, do not affect us differently than others in the industry.
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
General. We are subject to extensive and stringent federal, state and local laws and regulations governing the protection of the environment. These laws and regulations can change, restrict or otherwise impact our operations, including our Energy Operations, in many ways, including the handling or disposal of waste material, planning for future activities to avoid or mitigate harm to threatened or endangered species, and requiring the installation and operation of emissions or pollution control equipment. Existing environmental laws and regulations may be revised or reinterpreted from time to time, which introduces further uncertainty as to our compliance obligations. The overturning of the Chevron doctrine on June 28, 2024 by the U.S. Supreme Court, which had provided for deference in certain cases to the relevant federal agency with regard to the interpretation of federal regulations, has introduced additional uncertainty going forward regarding existing and future federal regulations. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of remedial requirements and the issuance of orders enjoining future operations. Permits are required for the operation of our various facilities. These permits can be revoked, modified or renewed by issuing authorities. Governmental authorities enforce compliance with their regulations through fines, injunctions or both. Regulations can increase the cost of planning, designing, installing and operating, and can affect the timing of installing and operating, oil and natural gas facilities. Although we believe that compliance with environmental regulations will not have a material adverse effect on us, risks of substantial costs and liabilities and potential suspension or cessation of operations under certain conditions related to environmental considerations or compliance issues are part of oil and natural gas production operations. We can provide no assurance that we will not incur significant costs and liabilities.

Also, it is possible that other developments, such as stricter environmental laws and regulations and claims for damages to property or persons resulting from oil and natural gas production could result in substantial costs and liabilities to us.
Solid and Hazardous Waste. Benchmark currently owns or leases, and has in the past owned or leased, numerous properties that were used for the production of oil and natural gas for many years. Although operating and disposal practices that were standard in the industry at the time may have been utilized, it is possible that hydrocarbons or other wastes may have been disposed of or released on or under the properties currently owned or leased by Benchmark. State and federal laws applicable to remediation of oil and natural gas wastes and properties have become stricter over time. Under these increasingly stringent requirements, Benchmark could be required to remove or remediate previously disposed wastes (including wastes disposed or released by prior owners and operators), clean up contamination (including groundwater contamination by prior owners or operators) or perform plugging operations to prevent future contamination.
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
Oil Pollution Act. The Oil Pollution Act of 1990 (the “OPA”) and implementing regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills into waters of the U.S. Although the definition has been both expanded and narrowed in recent years, the term “waters of the U.S.” has been broadly defined to include some inland water bodies, including wetlands and intermittent streams. The OPA assigns joint and several strict liability to each responsible party for oil removal costs and a variety of public and private damages. The OPA also imposes ongoing requirements on operators, including the preparation of oil spill response plans and proof of financial responsibility to cover environmental cleanup and restoration costs that could be incurred in connection with an oil spill. We believe that we are in substantial compliance with the OPA and related federal regulations to the extent applicable to our operations.
Endangered Species Act. The Endangered Species Act (the “ESA”) was established to protect endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (the “FWS”) may designate critical habitat and suitable habitat areas it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit land access for oil and natural gas development. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act, to bald and golden eagles under the Bald and Golden Eagle Protection Act, and to certain species under state law. We conduct operations in areas where certain species are currently listed as threatened or endangered, or could be listed as such, under the ESA. Operations in areas where threatened or endangered species or their habitat are known to exist may require us to incur increased costs to implement mitigation or protective measures and also may restrict or preclude our drilling activities in those areas or during certain seasons, such as breeding and nesting seasons.

New listing petitions continue to be filed with the FWS which could impact our Energy Operations Business. Many non-governmental organizations (“NGOs”) work closely with the FWS regarding the listing of many species, including species with broad and even nationwide ranges. The increase in endangered species listings may limit our ability to explore for or produce oil and natural gas in certain areas or cause us to incur additional costs.
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
Safe Drinking Water Act. The Safe Drinking Water Act (“SDWA”) and comparable local and state provisions restrict the disposal, treatment or release of water produced or used during oil and natural gas development. Subsurface placement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state’s oil and natural gas regulatory authority and/or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities.
Hydraulic Fracturing. Substantially all of our exploration and production operations depend on the use of hydraulic fracturing to enhance production from oil and natural gas wells. Most of our wells would not be economical without the use of hydraulic fracturing to stimulate production from the well. Due to concerns raised relating to potential impacts of hydraulic fracturing on groundwater quality, legislative and regulatory efforts at the U.S. federal, state and local levels have been considered or implemented to render permitting and compliance requirements more stringent for hydraulic fracturing or to restrict or prohibit the activity altogether. States in which we operate also have adopted, or have stated intentions to adopt, laws or regulations that mandate further restrictions on hydraulic fracturing, such as imposing more stringent permitting, disclosure and well-construction requirements on hydraulic fracturing operations and establishing standards for the capture of air emissions released during hydraulic fracturing. In addition to state measures, local land use restrictions, such as city ordinances, may restrict drilling in general or hydraulic fracturing in particular. Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition to oil and natural gas production activities using hydraulic fracturing techniques, which could have an adverse effect on oil and natural gas production activities, including operational delays or increased operating costs in the production of oil and natural gas, or could make it more difficult to perform hydraulic fracturing.
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
Greenhouse Gas and Climate Change Laws and Regulations. In response to studies suggesting that emissions of carbon dioxide and certain other greenhouse gas (“GHG”), including methane, may be contributing to global climate change, there is increasing focus by local, state, regional, national and international regulatory bodies as well as by investors and the public on GHG emissions and climate change issues. We closely follow developments in this area, including changes in the regulatory landscape in the U.S. at the federal, state, and local levels. We cannot predict, however, how or when such changes may be implemented or ultimately impact our business. U.S. presidents have the power to issue executive orders that can have the effect of the enactment of new laws. The Trump Administration has issued a series of executive orders and taken measures that signal a shift in the United States’ energy and climate change policies from the prior administration. Future administrations may, however, pursue executive orders similar to, or more restrictive than prior administrations.
At the federal level, the EPA regulates carbon dioxide, methane and other GHGs under existing provisions of the Clean Air Act. In December 2009, the EPA published its findings that emissions of GHGs present an endangerment to public health and the environment because emissions of such gases are contributing to the warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted regulations under existing provisions of the federal Clean Air Act that establish Prevention of Significant Deterioration (“PSD”) and Title V permit reviews for GHG emissions from certain large stationary sources that are otherwise subject to PSD and Title V permitting requirements. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the U.S., including, among others, certain oil and natural gas production facilities on an annual basis, which includes certain of our operations. In 2024, the EPA published final rules imposing new, stricter requirements for methane monitoring, reporting, and emissions control at certain oil and natural gas facilities, as well as a final rule implementing a charge on large emitters of waste methane from the oil and natural gas sector. The Trump Administration has directed federal agencies to identify and exercise emergency authority to facilitate conventional energy production, transportation, and refining, and mandated a review of existing regulations that may burden domestic energy development. To this end, on September 12, 2025, the EPA issued a proposed rule that would rescind the GHG reporting rule, other than for natural gas systems subject to waste emission charges, and would delay requirement or these systems until 2034. Further, in late 2025, the EPA issued final rules extending certain compliance deadlines in the new methane rule and the federal Clean Air Act new source performance standard rules for the oil and natural gas sector. Although there has been a recent push at the federal level in the United States to roll back previous initiatives relating to the regulation of GHG emissions, including the EPA’s announcement on February 12, 2026, that it has finalized a rule rescinding the 2009 GHG endangerment finding that serves as the basis for many EPA regulations of GHGs under the CAA, the ultimate outcome and long-term effect of this proposed rescission other roll back initiatives are uncertain at this time.
If we are unable to recover or pass through a significant portion of our costs related to complying with current and future regulations relating to climate change and GHGs, it could materially affect our operations and financial condition. Any future laws or regulations that limit emissions of GHGs from our equipment and operations could require us to both develop and implement new practices aimed at reducing GHG emissions, such as emissions control technologies, which could increase our operating costs and could adversely affect demand for the oil and natural gas that we produce. To the extent financial markets view climate change and GHG emissions as a financial risk, this could negatively impact our cost of, and access to, capital. Future implementation or adoption of legislation or regulations adopted to address climate change could also make our products more or less desirable than competing sources of energy. At this time, it is not possible to quantify the impact of any such future developments on our business.
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
Human Capital
As of December 31, 2025, on a consolidated basis, we had 986 full-time employees and 76 contractors. We believe we have good relations with our employees. As of December 31, 2025, our parent company had 13 full-time employees and two contractors, our Intellectual Property Operations had seven full-time employees and one contractor; our Industrial Operations Business had 128 full-time employees and no contractors; our Energy Operations Business had 45 full-time employees and no contractors; and our Manufacturing Operations Business had 793 full-time employees and 73 contractors.
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
Executive Officers and Directors
Information About our Executive Officers

Name	Position
Martin (“MJ”) D. McNulty, Jr.	Chief Executive Officer
Jason Soncini	General Counsel
Robert Rasamny	Chief Administrative Officer
Michael Zambito	Chief Financial Officer
Information About our Directors

Name	Position
Gavin Molinelli	Senior Partner and Co-Portfolio Manager of Starboard Value LP
Martin (“MJ”) D. McNulty, Jr.	Chief Executive Officer of the Company
Isaac T. Kohlberg	Former Senior Associate Provost and Chief Technology Development Officer at Harvard University
Maureen O’Connell	Member of the Board of Directors of Terex Corporation and Northwest Healthcare Properties REIT
Geoff Ribar	Member of the Board of Directors of MACOM Technology, Everspin Technologies, Inc. and QuantumScape Corporation
Ajay Sundar	Managing Director at Starboard Value LP
Michelle Felman	Member of the Board of Directors of Cushman Wakefield

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
Risks Related to Our Business and Business Strategy
We intend to grow our company by acquiring additional operating businesses, energy assets and intellectual property assets, which may not occur, and any acquisitions that we complete will be costly and could negatively affect our results of operations, and dilute our stockholders’ ownership, or cause us to incur significant expense, and we may not realize the expected benefits of our operating businesses because of difficulties related to integration.
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
We identified a material weakness in our internal control over financial reporting at Benchmark.
As of December 31, 2024, a material weakness existed in our internal control over financial reporting. We describe this material weakness in Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Section 404 of the Sarbanes-Oxley Act of 2002 requires any company subject to the reporting requirements of the U.S. securities laws to include in its annual report on Form 10-K an assessment of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to issue a statement as to whether or not our internal control over financial reporting is effective; and our independent auditors are required to issue an audit opinion on our internal control over financial reporting.
During the year ended December 31, 2025, we remediated the material weaknesses by designing and implementing new or enhanced controls that operated effectively for a sufficient period. Although we believe we addressed the internal control deficiencies that led to this material weakness, the measures we have taken may not be effective. We cannot guarantee that we have identified all, or that we will not in the future have additional material weaknesses. If one or more additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could, in turn, harm our reputation, cause a decline in investor confidence and in the market price of our stock, or restrict our access to capital markets.
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
While we achieved profitability in 2023 and 2025, we incurred net losses in 2024 and have incurred net losses in certain years prior. We will need to generate and sustain increased revenue levels in future periods in order to become consistently profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We may incur losses in the future for a number of reasons, including the risks described in these risk factors, an increase in operating expense, and other unknown risks. Any failure by us to sustain profitability on a consistent basis could cause the value of our common stock to decline.
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
Due to the completion of the transactions pursuant to the Recapitalization Agreement, Starboard controls a majority of the voting power of our outstanding common stock. As of March 9, 2026, Starboard controlled approximately 63.4% of the voting power of our common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may avail itself of certain corporate governance exemptions afforded to controlled companies, including the requirements that a majority of the Board consist of independent directors, we have a nominating and corporate governance committee that is composed entirely of independent directors, and we have a compensation committee that is composed entirely of independent directors.

As of the date of this Annual Report on Form 10-K, we have not elected to rely on any of these exemptions. However, if in the future we decide to rely on some or all of these exemptions, our stockholders will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
Our principal stockholder, Starboard, controls 63.4% of the voting power of our Common Stock, and its interests may conflict with our other stockholders in the future.
Starboard beneficially owns 61,123,595 shares of common stock as of March 9, 2026, representing approximately 63.4% of the common stock based on 96,475,469 shares of common stock issued and outstanding as of such date. As a result, Starboard is able to control the election of our directors and thereby determine our corporate and management policies, including potential mergers or acquisitions, asset sales, amendment of our amended and restated certificate of incorporation or amended and restated bylaws and other significant corporate transactions for so long as Starboard and its affiliates retain significant ownership of us. Starboard and its affiliates may also direct us to make significant changes to our business operations and strategy, including with respect to, among other things, strategic acquisitions, investments and initiatives to reduce costs and expenses. This concentration of our ownership may delay or deter possible changes in control of the Company, which may reduce the value of an investment in our common stock. The interests of Starboard may not coincide with the interests of other holders of our common stock.
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
Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.
U.S. foreign trade policy continues to evolve, and recent actions have resulted in the imposition of new and increased tariffs, as well as other trade barriers on the import of certain materials and products. For example, in April 2025, the U.S. government announced a new tariff regime that included a 10% baseline tariff on most products imported from other countries and an additional individualized reciprocal tariffs on countries with which the U.S. has the largest trade deficits, including China. Since that time, the U.S. has expanded tariffs on key industrial inputs, including steel and aluminum imports, and has at times announced, rescinded, modified and temporarily suspended multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. In August 2025, however, the U.S. Court of Appeals for the Federal Circuit ruled that the tariffs imposed under the Trump Administration exceed presidential authority and therefore are invalid, and in February 2026, the U.S. Supreme Court affirmed such decision. Following the ruling, the Trump Administration signed an executive order imposing a 10% “global tariff” and later indicated an intention to increase such “global tariff” to 15% effective immediately, using presidential powers under certain U.S. trade laws. If implemented, such tariffs can remain in effect for up to 150 days, which may be extended by the U.S. Congress. The Trump Administration may continue to impose additional tariffs under other U.S. trade laws. In addition, from time to time, certain leaders in the U.S. government, including in the Trump administration, have indicated a willingness to revise, renegotiate or terminate various existing bilateral and multilateral trade agreements. The uncertainty over such policies has caused volatility in commodity, capital and financial markets, increased concerns over domestic and global inflation, and adversely impacted consumer confidence in the U.S. and worldwide. Any future tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions and commodity markets, declining consumer confidence, significant inflation and diminished expectations for the economy, and ultimately reduced demand for oil and natural gas and adversely affect our business.
Changes in tariffs and trade restrictions can be announced with little or no advance notice. We cannot predict what additional changes to trade policy or tariffs will be made by the Trump administration or Congress, including whether existing tariff policies will be maintained or modified, what materials or products may be subject to such policies or whether the entry into new bilateral or multilateral trade agreements, or the amendment or termination of existing trade agreements, will occur, nor can we predict the effects that any such changes would have on our business. However, such steps, if adopted, could increase our costs, disrupt supply chains, delay project timelines or otherwise adversely impact our businesses and operations.
In addition, changes in U.S. trade policy and tariffs have resulted, and could again result, in reactions from U.S. trading partners, including adopting responsive trade policies. For example, in response to the U.S. government’s additional tariff on imports from China, on February 4, 2025, the Chinese government announced that it would implement tariffs on certain goods being imported into China from the U.S. Similar responsive measures have been announced or implemented by other countries affected by U.S. trade actions. There can be no assurance that such changes in U.S. or foreign trade policy or tariffs or in laws and policies governing foreign trade, and any resulting negative sentiments towards the United States as a result of such changes, would not materially and adversely affect our business, financial condition and results of operations.
Disruptions in the worldwide economy may adversely affect our business, results of operations, and financial condition.
The global economy can be negatively impacted by a variety of factors such as the spread of fear, the occurrence of man-made or natural disasters, severe weather, actual or threatened hostilities or war, terrorist activity, political unrest, civil strife, and other geopolitical events of uncertainty. Such adverse and uncertain economic conditions may impact demand for our products generally and may cause disruptions in our supply chain. Further escalation of geopolitical tensions (such as those between Israel and Gaza, Taiwan and China, and the U.S., Israel, and Iran) could generate a broader impact, which could expand into other markets where we do business and could adversely affect our business and/or our supply chain, our international subsidiaries, business partners, or customers in the broader region. This could include potentially destabilizing effects for Europe, Asia, and the Middle East or the global oil and natural gas markets.
In addition, our ability to manage normal commercial relationships with our suppliers, distributors, and customers may suffer. As a result, certain customers may shift purchases to lower-priced or other perceived value-offerings during economic downturns as a result of various factors, including: job losses, inflation, higher taxes, reduced access to credit, change in federal economic policy, and recent international trade disputes. Our suppliers and distributors may become more conservative in response to these conditions and seek to reduce their inventories. Changes to trade policy, import laws, and tariffs may also have a material adverse effect on our business, financial condition and results of operations. The effects of current and future economic and political conditions and other events beyond our control on us, our suppliers, distributors, and customers could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition, and prospects. Our results of operations depend upon, among other things, our ability to maintain and increase sales volumes with our existing customers, our ability to attract new consumers, the financial condition of our customers, and our ability to provide products that appeal to customers at the right price. Decreases in demand for our products without a corresponding decrease in costs would put downward pressure on margins and would negatively impact our financial results. Prolonged unfavorable economic conditions or uncertainty may have an adverse effect on our revenues and profitability and may result in customers making long-lasting changes to their discretionary spending behavior on a more permanent basis.
For more information, refer to “—Risks Related to our Manufacturing Operations Business—Our Manufacturing Operations Business’s operating results can be adversely affected by inflation, changes in the cost or availability of raw materials, labor, energy, transportation and other necessary supplies and services, as well as the impact of tariffs and changes in a country’s or region’s political or economic conditions.”
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
Risks Related to our Energy Operations Business and Industry
If oil and natural gas prices decline from current levels, or if there is an increase in the differential between the NYMEX-WTI and NYMEX-Henry Hub or other benchmark prices of oil and the wellhead price we receive for our production, our cash flows from our Energy Operations Business will decline.
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
Also, the prices that our Energy Operations Business receives for oil and natural gas production often reflects a regional discount, based on the location of the production, to the relevant benchmark prices, such as the NYMEX-WTI and NYMEX-Henry Hub, that are used for calculating hedge positions. These discounts, if significant, could similarly adversely affect cash flows from operations and financial condition.
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
Inflation in the U.S. has been much more significant in recent years. Energy companies have experienced significant increases in the costs of certain oilfield services, materials and equipment, including diesel, steel, labor, trucking, sand, personnel and completion costs, among others, as a result of recent increases in oil and natural gas prices, as well as availability constraints, supply chain disruptions, increased demand, labor shortages and wage inflation associated with a low U.S. unemployment rate, inflation and other factors. These supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing military conflict between Russia and Ukraine and actions of U.S. and other governments and governmental organizations relating to Russia’s oil, natural gas and NGLs, including through sanctions, embargoes, import restrictions and commodity price caps. For the foreseeable future, our Energy Operations Business expects to experience supply chain constraints and inflationary pressure on its cost structure. Should oil and natural gas prices remain at their current levels or increase, our Energy Operations Business expects to be subject to additional service cost inflation in future periods, which may increase costs to drill, complete, equip and operate wells. In addition, supply chain disruptions and other inflationary pressures being experienced throughout the U.S. and global economy and in the oil and natural gas industry may limit our Energy Operations Business’ ability to procure the necessary products and services needed for drilling, completing and producing wells in a timely and cost-effective manner, which could result in reduced margins and delays to its operations and could, in turn, have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
One of the growth strategies of our Energy Operations Business is to capitalize on opportunistic acquisitions of oil and natural gas reserves. Our Energy Operations Business may not achieve the expected results of any acquisition it completes, and any adverse conditions or developments related to any such acquisition may have a negative impact on its operations and financial condition. Any acquisition involves potential risks, including, among other things: the validity of assumptions about estimated proved reserves, future production, commodity prices, revenues, operating expenses and costs; an inability to successfully integrate the assets it acquires; a decrease in liquidity by using a significant portion of available cash or borrowing capacity to finance acquisitions; a significant increase in interest expense or financial leverage if it incurs additional debt to finance acquisitions; the assumption of unknown liabilities, losses or costs for which it is not indemnified or for which its indemnity is inadequate; the diversion of management’s attention from other business concerns; an inability to hire, train or retain qualified personnel to manage and operate its growing assets; and the occurrence of other significant charges, such as the impairment of oil properties, goodwill or other intangible assets, asset devaluations or restructuring charges.
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
Our oil and natural gas properties can become damaged, our operations may be curtailed, delayed or canceled and the costs of such operations may increase as a result of a variety of factors, including, but not limited to:
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
Benchmark is not the operator of all of the properties in which we have an interest, and has limited ability to exercise influence over the operations of such non-operated properties or their associated costs. As of December 31, 2025, non-operated wells represented approximately 10 percent of Benchmark’s total owned gross wells, or 2 percent of Benchmark’s owned net wells. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs, could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploration activities on properties operated by others will depend upon a number of factors that will be largely outside of our control, including:
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
Water is an essential component of oil and natural gas production during the drilling, and in particular, hydraulic fracturing, process. Our inability to locate sufficient amounts of water, or dispose of or recycle water resulting from our exploration and production operations, could adversely impact our operations. For water sourcing, we first seek to use non-potable water supplies for our operational needs. In certain areas, there may be insufficient local aquifer capacity to provide a source of water for drilling activities. Water must then be obtained from other sources and transported to the drilling site, which may adversely impact operating costs or result in a delay or interruption of operations. Further, an inability to secure sufficient amounts of water or to dispose of or recycle the water used in our operations could adversely impact our operations in certain areas. The imposition of new environmental regulations that limit the ability to dispose of waste waters we generate could further restrict our ability to conduct operations such as hydraulic fracturing by restricting the disposal of substances such as produced water and drilling fluids.
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
We believe it is likely that scientific, political and public attention to issues concerning the extent, causes of and responsibility for climate change will continue, with the potential for regulatory changes and litigation that could affect the operations of our Energy Operations Business. Our Energy Operations Business operations result GHG emissions. In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other GHG present a danger to public health and the environment. Based on this endangerment findings, the EPA began adopting and implementing regulations that restrict emissions of GHG under existing provisions of the federal Clean Air Act (“CAA”). Although there have been attempts at comprehensive federal legislation establishing a GHG cap and trade program, these efforts were not successful. Moreover, on August 1, 2025, the EPA published a proposal to reconsider and rescind the 2009 EPA endangerment finding that underpins EPA regulation of GHG emissions and, on February 12, 2026, announced that it has finalized a rule rescinding the 2009 EPA endangerment finding. Various states have considered or adopted legislation that seeks to control or reduce GHG emissions from a wide range of sources and there may be future such efforts at the state level. In addition, the United States has at times been a party to certain international agreements, pacts and other commitments designed to address climate change and reduce GHG emissions, including the Paris Agreement and the Glasgow Climate Pact. The United States was an original party to the Paris Agreement, but withdrew in 2020, rejoined in 2021, and withdrew again, effective January 27, 2026, pursuant a January 2025 order issued by President Trump. On January 7, 2026, President Trump issued a Presidential Memorandum entitled “Withdrawing the United States from International Organizations, Conventions, and Treaties that Are Contrary to the Interests of the United States,” which directs executive agencies to take immediate steps to remove the United States from 66 listed treaties or organizations, including the UN Framework Convention on Climate Change, which would include the Glasgow Climate Pact, and the Intergovernmental Panel on Climate Change. It is possible that the United States will rejoin the Paris Agreement and other climate change-focused international treaties and organizations in the future and make commitments to reduce GHG emissions as it has done in the past.
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
In recent years, the EPA issued final rules to subject oil and natural gas operations to regulation under the New Source Performance Standards (“NSPS”) and National Emission Standards for Hazardous Air Pollutants (“NESHAP”) programs under the CAA and to impose new and amended requirements under both programs. The EPA rules include NSPS standards for completions of hydraulically fractured oil and natural gas wells, compressors, controllers, dehydrators, storage tanks, natural gas processing plants and certain other equipment. These rules have required changes to our operations, including the installation of new equipment to control emissions. On March 8, 2024, the EPA issued a final rule to regulate emissions from oil and natural gas sources that includes NSPS to limit greenhouse gas and volatile organic compound emissions for new, modified or reconstructed sources, as well as emissions guidelines for states to follow when establishing plans to limit methane emissions from existing sources. On December 3, 2025, the EPA issued a final rule extending certain compliance deadlines in the March 8, 2024 rule. In April 2024, the EPA issued a final consent decree that established a December 10, 2024 deadline for the EPA to review and propose revisions to the NESHAP for oil and natural gas production facilities and natural gas transmission and storage facilities, which may require us to make additional changes to our operations. The EPA has not yet proposed any such revisions. The EPA issued a final rule on October 22, 2024, removing the affirmative defense for violations caused by malfunctions from the NESHAP for the oil and natural gas production source category and natural gas transmission and storage source category. On November 18, 2024, the EPA published a final rule under authority of the IRA that imposes a waste emissions charge on large emitters of waste methane from the oil and gas sector. The rule was nullified pursuant to a Joint Resolution of Disapproval under the Congressional Review Act signed by President Trump in March 2025, and the EPA issued a final rule in May 2025 removing the waste emissions charge rules from the Code of Federal Regulations. However, the underlying statute mandating the waste emissions charge remains in effect, though collection of the charge under that law with respect to the oil and gas sector has been delayed until 2034. Several states are pursuing measures similar to those proposed or adopted by the EPA top regulate emissions of methane from new and existing sources within the oil and natural gas source category.
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
Our Industrial Operations Business’s success depends in part on its, or licenses to use others’, brand names, proprietary technology and manufacturing techniques. It relies on a combination of patents, trademarks, copyrights, trade secrets, confidentiality procedures and contractual provisions to protect these intellectual property rights. The steps they have taken to protect their intellectual property rights may not prevent third parties from using their intellectual property and other proprietary information without their authorization or independently developing intellectual property and other proprietary information that is similar. In addition, the laws of foreign countries may not protect our business’s intellectual property rights effectively or to the same extent as the laws of the United States.
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
Our Industrial Operations Business is dependent on a limited number of customers to derive a large portion of its revenue, and the loss of one of these customers may adversely affect its financial condition, business and operational results.
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
Although our Industrial Operations Business may attempt to select reputable providers and suppliers and attempt to secure its performance on terms documented in written contracts, it is possible that one or more of these providers or suppliers could fail to perform as we expect, or fail to secure or protect intellectual property rights, and such failure could have an adverse impact on our Industrial Operations Business. In some cases, the requirements of Printronix’s business mandate that it obtain certain components and sub-assemblies included in its products from a single supplier or a limited group of suppliers. Where practical, our Industrial Operations Business endeavors to establish alternative sources to mitigate the risk that the failure of any single provider or supplier will adversely affect its business, but this is not feasible in all circumstances. There is therefore a risk that a prolonged inability to obtain certain components or secure key services could impair our Industrial Operations Business’s ability to manage operations, ship products and generate revenues, which could adversely affect its results of operations and damage its customer relationships.
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
Although Printronix is attempting to transition its business mix from lower-margin printer sales to higher-margin consumable products, it may not be successful. Printronix expects approximately 56.0% of its revenue for its fiscal year ending March 31, 2026 will be derived from the sale of supplies. Printronix's future results of operations may be adversely affected if the consumption of its supplies by end users of its products is lower than expected or declines, if there are declines in pricing, unfavorable mix and/or increased costs. Further, changes of printing behavior driven by adoption of electronic processes and/or use of mobile devices such as tablets and smart phones by businesses could result in a reduction in printing, which could adversely impact consumption of supplies.
Due to the international nature of our Industrial Operations Business, changes in a country’s or region’s political or economic conditions or other factors could negatively impact operational results.
We expect revenue derived from international sales by our Industrial Operations Business will comprise approximately 51.0% of Printronix’s revenue for its fiscal year ending March 31, 2026. Accordingly, Printronix’s future results could be adversely affected by a variety of factors, including changes in a specific country’s or region’s political or economic conditions; foreign currency exchange rate fluctuations; conflict and war; trade protection measures; local labor regulations; import, export or other licensing requirements; requirements related to making foreign direct investments; and unexpected changes in legal or regulatory requirements. As an example, in addition to indirectly raising transportation costs of the raw materials Printronix uses to manufacture its products, the invasion of Ukraine by Russia in March 2022 required Printronix to adapt its operations and require its customers in the region to pre-pay expenses such that Printronix can avoid accruing accounts receivable. The duration and magnitude of the impacts of Russia’s invasion of Ukraine on Printronix’s business remain uncertain, and we will continue to monitor the situation and adapt our operations accordingly.
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
Specifically, evolving trade policies could continue to make sourcing products from foreign countries difficult and costly, as our Manufacturing Operations Business sources a significant amount of its products from outside of the United States. Given our Manufacturing Operations Business’s reliance upon non-domestic suppliers, any significant changes to the United States trade policies (and those of other countries in response) may cause a material adverse effect on its ability to source products from other countries or significant changes could significantly increase the costs of obtaining products, which could result in a material adverse effect on our financial results. In April 2025, the United States government announced a new tariff regime that included a 10% baseline tariff on most products imported from other countries and an additional individualized reciprocal tariffs on countries with which the United States has the largest trade deficits, including China. Any additional tariffs on Chinese-origin goods, or on other certain products imported into the United States or European Union, such as carbon import taxes could increase the cost of some of our products and reduce our margins.
Our Manufacturing Operations Business operates nine manufacturing facilities across the United States, Canada, the United Kingdom and China, and we are continuing to evaluate the impact of announced and other proposed tariffs. Implementation of additional tariffs by the United States, or the imposition of additional retaliatory tariffs and other restrictions by other countries, could result in a material increase in the cost of our Manufacturing Operations Business’s products, which may result in the products becoming less attractive relative to products offered by our competitors. These changes, as well as any other changes in social, political, regulatory and economic conditions, or further changes to foreign or domestic laws and policies governing foreign trade (including export, import and sanctions), manufacturing and development and foreign direct investment in the territories and countries where we or our customers operate could adversely affect our operating results and our business including our ability to repatriate cash accumulated outside the United States in a tax efficient manner.
For more information about recent changes in United States foreign trade policies and associated risks, refer to “—Risks Related to Our Business and Business Strategy—Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition.”
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
In addition, Starboard beneficially owns 61,123,595 shares of our common stock as of March 9, 2026, representing approximately 63.4% of our common stock, based on 96,475,469 shares of common stock issued and outstanding as of such date. As a result, Starboard and its affiliates can determine the outcome of all matters requiring stockholder approval and are able to cause or prevent a change of control of our Company or a change in the composition of our Board and could preclude any acquisition of our Company.
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
Managing Material Risks & Integrated Overall Risk Management
To manage cybersecurity risk and threats, we have developed and continuously review and update our internal risk controls (“Cyber Risk Controls”), which include administrative, physical, and technical controls and which are aligned to the CIS Critical Security Controls Framework. The Cyber Risk Controls are in many cases integrated with our other controls, policies, procedures and programs to maximize their effectiveness. Likewise, our internal cybersecurity control group meets regularly to discuss, and review identified cyber threats and risks as well as to conduct cybersecurity threat scenario planning. Identified cybersecurity risks are then further analyzed by other risk management personnel as part of our enterprise risk management process.
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
Board of Directors Oversight
The Audit Committee of our Board of Directors has oversight responsibility for the policies, processes and risks relating to cybersecurity. A senior member of our internal control group attends all scheduled Audit Committee meetings and provides in-depth reports to the committee on cybersecurity risks and updates on the status of projects to strengthen the Company’s cybersecurity systems and improve cyber readiness. Moreover, on a quarterly basis, a senior member of our internal control group reports to the Audit Committee and assists the committee with its more comprehensive review of relevant cybersecurity risks and evaluation and updating of our Cyber Risk Controls. Certain members of our Audit Committee have specific experience in information security and cybersecurity, and the Company has made cybersecurity training available to members of the Audit Committee.
ITEM 2. PROPERTIES
Corporate
Our principal executive office is located in New York, New York, where we lease approximately 5,300 square feet of office space, under a lease agreement that expires in 2031. We also have an office for operational and administrative functions located in Costa Mesa, California, where we lease approximately 1,820 square feet of office space, under a lease agreement that expires in August 2027. We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs. Refer to Note 15 to the consolidated financial statements elsewhere herein for additional information.
Intellectual Property Operations
Our Patent Licensing, Enforcement and Technologies Business, is based in Frisco, Texas, where we lease office space under a lease agreement that expires in 2026. One additional subsidiary leases office space in Austin, Texas that expires in 2026. We believe that our Patent Licensing, Enforcement and Technologies Business’s facilities are adequate, suitable and of sufficient capacity to support its immediate needs.
Industrial Operations
Printronix conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through 2028. Printronix's principal executive office is located in Irvine, California, under a lease agreement that expires in 2028. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. We believe that Printronix’s facilities are adequate, suitable and of sufficient capacity to support its immediate needs. Refer to Note 15 to the consolidated financial statements elsewhere herein for additional information.
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
Energy Operations
The following discussion of our Energy Operations properties should be read in conjunction with the accompanying audited consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Please see the section entitled “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Results of Operations” for information on our production, prices, and production costs.
Our Energy Operations Business consists of the Company’s approximately 73.5% interest in Benchmark. Benchmark’s current position is concentrated in the Anadarko Basin region of Western Oklahoma and the Texas panhandle, where it has a production base comprising approximately 156,000 net acres located primarily in Ellis and Roger Mills counties, Oklahoma and Lipscomb, Hemphill, Ochiltree and Roberts counties, Texas. Within its operating areas, Benchmark’s assets are prospective for multiple formations, most notably the Cleveland, Granite Wash and Cherokee formations. As of December 31, 2025, Benchmark’s operated assets consisted of 554 gross (474 net) operated wells, and its non-operated assets consisted of an average working interest of 10% in 82 gross (8 net) wells including the assets acquired in the Revolution Transaction. Production from Benchmark’s operated and non-operated wells during the year ended December 31, 2025 totaled 2,081 Mboe, or an average of 5.7 Mboe per day.
The following table presents certain production and operating information for Benchmark as of or for the year ended December 31, 2025, as applicable.

	As of December 31, 2025
		Productive Wells(1)		Average Daily Production(2)	Estimated Proved Reserves(3)
	Total Net Acreage	Gross	Net	(Boe/d)	(Mboe)	% Developed
Texas/Oklahoma
Anadarko Basin	155,861	636	482	5,701	33,003	68%
_________________________
(1)Benchmark’s operated and non-operated productive wells.
(2)Represents the average daily production for the year ended December 31, 2025 from Benchmark’s operated and non-operated producing wells.
(3)In connection with our investment in Benchmark in November 2023 and Benchmark’s subsequent acquisition of the Revolution assets in 2024, we commenced an evaluation of the development potential of Benchmark’s undrilled assets. Benchmark had not adopted a long-term development plan as of December 31, 2024 or 2023 and, in accordance with SEC rules, its unproved and unevaluated properties could not be classified as having proved undeveloped reserves as of such dates. All proved undeveloped reserves as of December 31, 2025 are part of a development plan adopted by Benchmark in 2025 indicating that such locations are scheduled to be drilled within five years of initial booking.

Oil and Natural Gas Reserves
Summary of Net Proved Reserves
The table below presents Benchmark’s estimated net proved reserves for the periods indicated based on reports prepared by Cawley, Gillespie & Associates (“CGA”), Benchmark’s third-party independent reserve engineers. In preparing its reports, CGA evaluated properties representing all of Benchmark’s proved developed reserves at December 31, 2025 and 2024 in accordance with current SEC rules and regulations regarding oil and natural gas reserve reporting. Benchmark’s proved developed reserves accounted for 68% and 100% of its total proved reserves as of December 31, 2025 and 2024, respectively. The estimated reserves shown are for proved reserves only and do not include any unproved reserves classified as probable or possible reserves that might exist for Benchmark’s properties, nor do they include any consideration that could be attributable to interests in unproved and unevaluated acreage beyond those tracts for which proved reserves have been estimated.

Estimated Reserves at SEC Pricing(1)	December 31,
	2025	2024
Estimated Proved Reserves:
Crude Oil (MBbls)	7,631	5,315
NGLs (MBbls)	85,500	68,110
Natural gas (MMcf)	11,122	8,613
Total (MBoe)	33,003	25,279
Percent Proved Developed(2)	68%	100%
Estimated Proved Developed Reserves:
Crude Oil (MBbls)
Producing	4,358	5,134
Non-Producing	465	135
Behind Pipe	51	46
Total	4,874	5,315
Natural gas (MMcf)
Producing	56,200	66,173
Non-Producing	3,831	1,299
Behind Pipe	678	638
Total	60,709	68,110
NGLs (MBbls)
Producing	6,757	8,373
Non-Producing	554	192
Behind Pipe	51	48
Total	7,362	8,613
Total Proved Developed Reserves (MBoe)(2)	22,354	25,279
Estimated Proved Undeveloped Reserves:
Total Proved Undeveloped Reserves (MBoe)(2)	10,649	—
_________________________
(1)Net realized prices for natural gas, oil and NGLs, respectively, used in preparing Benchmark’s estimated proved reserves based on SEC rules and regulations regarding oil and natural gas reserve reporting (i) at December 31, 2025 were $63.02 per Bbl for crude oil, $1.96 per Mcf for natural gas and $22.35 per Bbl for NGLs, and (ii) at December 31, 2024 were $72.01 per Bbl for crude oil, $0.86 per Mcf for natural gas and $25.16 per Bbl for NGLs.

(2)In connection with our investment in Benchmark in November 2023 and Benchmark’s subsequent acquisition of the Revolution assets in 2024, we commenced an evaluation of the development potential of Benchmark’s undrilled assets. Benchmark had not adopted a long-term development plan as of December 31, 2024 or 2023 and, in accordance with SEC rules, its unproved and unevaluated properties could not be classified as having proved undeveloped reserves as of such dates. All proved undeveloped reserves as of December 31, 2025 are part of a development plan adopted by Benchmark in 2025 indicating that such locations are scheduled to be drilled within five years of initial booking.
Changes in Proved Reserves
The following table summarizes changes in our estimated proved reserves at December 31, 2025:

Proved Reserves (MBoe)
Balance at December 31, 2024	25,279
Production	(2,081)
Revisions of previous estimates	(1,961)
Extensions and discoveries	9,600
Purchase of reserves	2,166
Balance at December 31, 2025	33,003
Benchmark’s estimated proved reserves increased 31% from 25,279 MBoe at December 31, 2024 to 33,003 MBoe at December 31, 2025. This increase in proved reserves was primarily attributable to extensions of reserves previously classified as unproved reserves as of December 31, 2024 and are currently presented as proved undeveloped reserve as of December 31, 2025. This increase was partially offset by production in 2025 of 2,081 Mboe, as well as net downward revisions of prior estimates for proved reserves of 1,961 Mboe.
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

December 31, 2025
(in thousands)
Standardized measure of discounted future net cash flows	$205,102
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
The reserves set forth in CGA’s reports for Benchmark’s properties are estimated by performance methods or analogy. In general, reserves attributable to producing were based on a combination of forecasting methods including decline curve analysis regional type curve analysis and analogy to offset production. Certain new producing properties were forecast using a combination of production performance and analogy to similar production, both of which are considered to provide a relatively high degree of accuracy. Non-producing and behind pipe reserve estimates were forecast using either production performance, analogy methods, or a combination of each. These methods provide a relatively high degree of accuracy for predicting proved developed non-producing and proved developed behind pipe reserves due to the mature nature of their properties targeted for development and an abundance of subsurface control data. CGA concluded that the assumptions, data, methods and procedures used in connection with its reports were appropriate for the purpose served by its reports.
The estimates of the reserves, future production, and income attributable to our oil and natural gas properties are prepared using widely industry-accepted petroleum economic software packages, as well as CGA’s own proprietary petroleum economic software.
To estimate economically recoverable oil and natural gas reserves and related future net cash flows, Cawley considers many factors and assumptions including, but not limited to, the use of reservoir parameters derived from geological, geophysical and engineering data which cannot be measured directly, economic criteria based on current costs and SEC pricing requirements, and forecasts of future production rates. Under the SEC regulations 210.4-10(a)(22)(v) and (26), proved reserves must be demonstrated to be economically producible based on existing economic conditions including the prices and costs at which economic productivity from a reservoir is to be determined as of the effective date of the report. With respect to the property interests we own, production and well tests from examined wells, normal direct costs of operating the wells or leases, other costs such as transportation and/or processing fees, production taxes, recompletion and development costs and product prices are based on the SEC regulations.
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
Internal Controls Over Reserves Estimation Process
Benchmark employs an external oil and gas consulting firm to manage the Company’s reservoir engineering. Rachel Henderson (VP of Reservoir Engineering) is responsible for overseeing the internal preparation of our reserves. Rachel received a Bachelor of Science in Biological Engineering with high distinction from the University of Arkansas in 2012 and a Masters of Business Administration from the University of Oklahoma in 2018. Mrs. Henderson has over 13 years of oil and gas experience, with her entire career focused on reservoir engineering.

Benchmark’s reservoir engineering department meets with CGA to review properties and discuss evaluation methods and assumptions used in CGA’s proved reserves estimates, in accordance with Benchmark’s prescribed internal control procedures. Our controls over reserve estimation include engaging and retaining qualified independent petroleum and geological firms with respect to reserves information. We provide information to our independent reserve engineers about our crude oil, natural gas and NGLs properties which includes, but is not limited to, production profiles, ownership and production sharing rights, prices, costs and future drilling plans. Our independent reserve engineers prepare their own estimates of the reserves attributable to our properties. The reserves estimates for our assets shown herein have been independently evaluated by CGA.
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

	Years Ended December 31,
	2025	2024
Net Production(1)
Oil (MBbls)	453	364
Natural gas (MMcf)	5,827	4,678
NGLs (MBbls)	657	536
Total (MBoe)(2)	2,081	1,680
Average daily production (Boe/d)	5,701	4,601
Average Sales Prices(3)
Oil (per Bbl)	$63.02	$72.62
Natural gas (per Mcf)	$3.12	$1.97
NGLs (per Bbl)	$22.96	$24.30
Average Production Costs(4)
Total (per Boe)(4)	$14.45	$12.29
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

	Year Ended December 31, 2025
	Gross	Net
Exploratory wells
Productive	—	—
Development wells
Productive(1)	6.0	0.8
Total wells	23.0	1.0
________________________
(1)Represents non-operated wells in which Benchmark holds a working interest.
At December 31, 2025, we did not have any development wells or exploration wells in the process of being drilled, being completed or awaiting completion operations.
Productive Wells
The following table presents information relating to Benchmark’s productive wells as of December 31, 2025. Wells are classified as oil wells or natural gas wells according to their predominant production stream. As of December 31, 2025 Benchmark had an approximate average working interest of 85.6% in all wells that it operated and an approximate average working interest of 10.1% in wells that it does not operate. In the table below, gross wells are the total number of producing wells in which Benchmark owns a working interest and net wells represent the total of Benchmark’s fractional working interests owned in the gross wells.

	Oil Wells		Natural Gas Wells		Total Wells
	Gross	Net	Gross	Net	Gross	Net
Anadarko Basin
Operated Wells	245	204	309	270	554	474
Non-Operated Wells	61	4	21	4	82	8
Total	306	208	330	274	636	482
Acreage
The following table summarizes Benchmark’s estimated gross and net developed and undeveloped acreage as of December 31, 2025.

	Developed Acreage		Undeveloped Acreage(1)		Total Acreage
(in thousands)	Gross	Net	Gross	Net	Gross	Net
Anadarko Basin	1,174	149	123	9	1,297	158
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
ITEM 3. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, operational results or cash flow. For information regarding certain pending litigation, see Note 16 to our consolidated financial statements.
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
Our Intellectual Property Operations Business spends a significant amount of its financial and management resources to pursue its current litigation matters. These litigation matters and others that it may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to its litigation matters are sometimes large, well-financed companies with substantially greater resources. We cannot assure you that any of our Intellectual Property Operations Business current or future litigation matters will result in a favorable outcome for it. In addition, in part due to the appeals process and other legal processes, even if our Intellectual Property Operations Business obtains favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that our Intellectual Property Operations Business will not be exposed to claims or sanctions against it which may be costly or impossible for it to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our Intellectual Property Operations Business’s ability to effectively and efficiently monetize its assets. Refer to Note 16 to the consolidated financial statements elsewhere herein for additional information related to current legal proceedings.
ITEM 4. MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock trades on The Nasdaq Global Select Market under the symbol “ACTG.”
Holders of Common Stock
On March 9, 2026, there were 48 owners of record of our common stock. The foregoing does not include the number of shareholders whose shares are nominally held by banks, brokerage houses or other institutions, but includes each such institution as one record holder.
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
Securities Authorized for Issuance under Equity Compensation Plans
Information required by this item is incorporated by reference to our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.
Stock Repurchases
There were no stock repurchases during the quarter ended December 31, 2025.
Refer to Note 17 to the consolidated financial statements elsewhere herein for additional information related to past repurchase programs.
ITEM 6. [Reserved]
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these “forward-looking statements” as a result of various factors including the risks we discuss in Item 1A. "Risk Factors" and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
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
We regularly evaluate opportunities to acquire new businesses, where our research, execution and operating partners can drive attractive earnings, cash flow and book value per share growth. Our long-term focus positions our businesses to navigate economic cycles and allows sellers and other counterparties to have confidence that a transaction is not dependent on achieving the types of performance hurdles demanded by private equity sponsors. We consider opportunities based on the attractiveness of the underlying cash flows, without regard to a specific fund life or investment horizon.
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of December 31, 2025, across nearly 200 patent portfolio licensing and enforcement programs. As of December 31, 2025, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $898.2 million to our patent partners. Since January 1, 2021, we generated gross licensing revenue of approximately $282.6 million and returned approximately $87.3 million to our patent partners.
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
Industrial Operations
In October 2021, we acquired Printronix Holding Corp. (“Printronix”). Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. This acquisition was made at what we believe to be an attractive purchase price. We are supporting Printronix and existing management as it transitions its business mix from lower-margin printer sales to higher-margin consumable products including ink cartridges and specialty ribbons, along with its initiative to reduce costs and operate more efficiently to generate growth.
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
Energy Operations
In November 2023, we acquired a 50.4% equity interest in Benchmark. Headquartered in Austin, Texas, Benchmark is an independent oil and natural gas company that acquires, produces and develops oil and natural gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team. Prior to Benchmark’s acquisition of additional assets in April 2024, Benchmark’s assets consisted of over 13,000 net acres primarily located in Roberts and Hemphill Counties in Texas, and an interest in over 125 wells, the majority of which are operated. Acacia made a control investment in Benchmark and intends to utilize its significant capital base to acquire predictable and shallow decline, cash-flowing oil and natural gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and natural gas assets at attractive valuations. Refer to Note 1 to the consolidated financial statements elsewhere herein for additional information.
On April 17, 2024, Benchmark consummated the Revolution Transaction contemplated in the Revolution Purchase Agreement. Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells for a purchase price of $145 million in cash, subject to customary post-closing adjustments. The Company’s contribution to Benchmark to fund its portion of the Revolution Purchase Price and related fees was $59.9 million, which was funded from cash on hand. The remainder of the Revolution Purchase Price was funded by a combination of borrowings under the Benchmark Revolving Credit Facility and a cash contribution of $15.25 million from other investors in Benchmark, including McArron Partners. As of December 31, 2025, the Company’s interest in

Benchmark is approximately 73.5%. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility.
For more information, refer to the section entitled “Energy Operations Business” below.
Manufacturing Operations
On October 18, 2024, we acquired Deflecto a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets that is headquartered in Indianapolis, Indiana. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of December 31, 2025, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China. The aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million in cash, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement, which was funded with a combination of borrowings under the $48.0 million Deflecto Term Loan and cash on hand. Refer to Notes 3 and 11 for additional information related to the Deflecto Transaction and the Deflecto Term Loan, respectively.
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
On October 18, 2024, we acquired Deflecto, a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets that is headquartered in Indianapolis, Indiana. The aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million in cash, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement, which was funded with a combination of borrowings under the $48.0 million Deflecto Term Loan and cash on hand. A portion of the Deflecto purchase price is being held in escrow to indemnify us against certain claims, losses and liabilities. Refer to “Manufacturing Operations” above and Note 1 to the consolidated financial statements elsewhere herein for additional information.
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of December 31, 2025, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of public and private securities valued at $25.7 million at December 31, 2025. On January 19, 2024, we completed the sale of our 33,023,210 shares of Arix Bioscience PLC (“Arix”) to RTW Biotech Opportunities Operating Ltd, a subsidiary of RTW Biotech Opportunities Ltd, for $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). Following the completion of the share sale, we no longer own any shares of Arix. Additionally, some of the businesses in which we continue to hold an interest generate income through the receipt of royalties and milestone payments. Refer to Note 4 to the consolidated financial statements elsewhere herein for more information.
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
Tariffs
During the first half of 2025, the U.S. government announced additional tariffs on a broad range of imports. In an effort to mitigate any adverse impact of these tariffs and other non-tariff trade practices and policies to our Industrial and Manufacturing Operations, we have taken proactive measures to reduce our exposure to tariffs by moving certain production and working closely with our supplier and vendor base to manage any impacts. These countermeasures may prove to be ineffective and the ability to predict tariff rates in different countries may be difficult as policies may change on short notice. Uncertainty about trade policy, tariff rates, and other changes in practices affecting international trade might have an adverse effect on our business and results of operation and we may face challenges in implementing the optimal responses to changing trade conditions. There can be no assurances that such factors will not impact our business in the future.
Please refer to Item 1A “Risk Factors — Risks Related to Our Business and Business Strategy — Changes in U.S. foreign trade policies, including the imposition of additional tariffs and other trade barriers, and efforts to withdraw from or materially modify international trade agreements, may materially and adversely affect our business, operations and financial condition” of this Annual Report for additional information regarding risks associated with changes in U.S. trade policy.
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

If our operating subsidiaries are unable to maintain those relationships and identify and grow new relationships, then we may not be able to identify new technology-based patent opportunities for sustainable revenue and/or revenue growth.
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
We acquired one new patent portfolio during the year ended December 31, 2025 consisting of Wi-Fi 7 standard essential patents. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired have estimated economic useful lives ranging from two to five years.
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
Energy Operations Business
Headquartered in Austin, Texas, Benchmark is an independent oil and natural gas company that acquires, produces and develops oil and natural gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team. After the acquisition of Revolution, Benchmark’s existing assets consist of approximately 155,000 net acres and an interest in approximately 600 wells, the majority of which are operated. Acacia owns approximately 73.5% of Benchmark. Benchmark intends to enhance the value of such assets via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and natural gas assets at attractive valuations.

Manufacturing Operations Business
In October 2024, we acquired Deflecto, a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets that is headquartered in Indianapolis, Indiana. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of December 31, 2025, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
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
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations segment revenues may be found in Notes 2 and 22 to the consolidated financial statements.
Results of Operations
The results reflected in this section with respect to Deflecto for the year ended December 31, 2024 include results for the period from October 18, 2024 to December 31, 2024 following our acquisition of Deflecto.
Summary of Results of Operations

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$285,232	$122,312	$162,920	133%
Total costs and expenses	278,823	155,238	123,585	80%
Operating income (loss)	6,409	(32,926)	39,335	n/m
Total other income (expense)	24,902	(5,221)	30,123	n/m
Income (loss) before income taxes	31,311	(38,147)	69,458	n/m
Income tax (expense) benefit	(6,841)	3,449	(10,290)	n/m
Net income (loss) attributable to Acacia Research Corporation	21,682	(36,057)	57,739	n/m
Results of Operations - year ended December 31, 2025 compared with the year ended December 31, 2024
Total revenues increased $162.9 million to $285.2 million for the year ended December 31, 2025, as compared to $122.3 million for the year ended December 31, 2024, primarily due to an increase in our Intellectual Property Operations revenues and increases in Energy Operations and Manufacturing Operations revenues from acquisitions in the prior year. Intellectual Property Operations revenues increased due to an increase in average license fees, which contributed to Intellectual Property Operations revenues increasing by $58.8 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The increases were offset by a decrease in Industrial Operations revenue of $2.2 million. Refer to “Industrial Operations – Revenues” below for further detailed discussion.
Income before income taxes was $31.3 million for the year ended December 31, 2025, as compared to a loss of $38.1 million for the year ended December 31, 2024. The net increase comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 as follows:
~~•~~Total costs and expenses increased $123.6 million, from $155.2 million to $278.8 million in 2025 primarily due to the following:
◦Cost of revenues for Intellectual Property Operations increased $25.5 million, from $24.6 million to $50.0 million in 2025 primarily due to an increase in inventor royalties, contingent legal fees and patent amortization expense associated with the revenue increase noted above. Refer to Intellectual Property Operations – Cost of Revenues” below for further discussion.
◦Energy Operations cost of production increased $13.0 million from $36.3 million to $49.3 million in 2025 due to a full year of activity for the assets acquired in the Revolution Transaction in the second quarter of 2024. Refer to "Energy Operations – Cost of Production" below for further discussion.

◦Manufacturing Operations cost of revenues and sales and marketing expenses for 2025 contributed an increase of $76.0 million to our consolidated operating expenses. Refer to "Manufacturing Operations – Cost of Revenues" below for further discussion.
◦General and administrative expenses increased $9.8 million, from $55.4 million to $65.1 million in 2025, primarily due to our Manufacturing Operations which contributed $15.2 million of general administrative costs due to the acquisition in the fourth quarter of 2024. The increases were partially offset by a decrease in parent company costs. Refer to “General and Administrative Expenses” below for further detail and discussion.
•Total other income (expense) increased $30.1 million, from other expense of $5.2 million to other income of $24.9 million in 2025, primarily due to a $15.8 million service provider settlement, net, a $5.4 million increase in gain on derivatives from our Energy Operations, a $14.9 million decrease in non-recurring legacy legal expense, offset by a $6.4 million decrease in interest income. Refer to “Other Income/Expense” below for further detail and discussion.
Intellectual Property Operations
Revenues
ARG’s revenue activity for the periods presented included the following:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$76,865	$17,253	$59,612	346%
Recurring license revenue agreements	1,490	2,272	(782)	(34%)
Total revenues	$78,355	$19,525	$58,830	301%

New license agreements executed	6	9	(3)	(33%)
Licensing and enforcement programs generating revenues	7	6	1	17%
Licensing and enforcement programs with initial revenues	1	—	1	n/m
New patent portfolios	1	—	1	n/m
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $59.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to an increase in average license fees per agreement. Recurring revenue, that provides for quarterly sales-based license fees, decreased $782,000 for the year ended December 31, 2025 compared to the year ended December 31, 2024, due to the expiration of certain on-going license arrangements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.

Cost of Revenues

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$17,223	$1,731	$15,492	895%
Contingent legal fees	7,559	2,285	5,274	231%
Litigation and licensing expenses	4,729	4,438	291	7%
Amortization of patents	20,502	16,097	4,405	27%
Total	$50,013	$24,551	$25,462	104%
Cost of revenues for Intellectual Property Operations increased $25.5 million, from $24.6 million to $50.0 million in 2025 primarily due to an increase in inventor royalties, contingent legal fees and patent amortization expense.
•Inventor royalties increased $15.5 million, from $1.7 million to $17.2 million in 2025, primarily due to higher license fees being generated in 2025 with inventor royalties. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
•Contingent legal fees increased $5.3 million, from $2.3 million to $7.6 million in 2025, primarily due to the change in Intellectual Property Operations revenues described above. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
•Amortization of patents expense from our Intellectual Property Operations increased $4.4 million, from $16.1 million to $20.5 million in 2025, due to an increase in amortization from the 2025 patent portfolio acquisition.
The economic terms of patent portfolio related partnering agreements and contingent legal fee arrangements, if any, including royalty obligations, if any, royalty rates, contingent fee rates and other terms and conditions, vary across the patent portfolios owned or controlled by our operating subsidiaries. In certain instances, we have invested in patent portfolios without future patent partner royalty obligations. The costs associated with the forementioned obligations fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios, with varying economic terms and conditions, generating revenues each period.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$9,643	$10,021	$(378)	(4%)
Consumable products	15,454	17,054	(1,600)	(9%)
Services	3,170	3,346	(176)	(5%)
Total	$28,267	$30,421	$(2,154)	(7%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from consumable products decreased $1.6 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a decrease in line matrix consumables sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix's operating activities.
Cost of Revenues

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$14,475	$14,912	$(437)	(3%)
Cost of revenues were lower for the year ended December 31, 2025 primarily due to lower revenues. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s cost of sales.
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

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except per unit data and percentage change values)
Production:
Oil (Bbl)	452,624	364,464	88,160	24%
Natural gas (Mcf)	5,826,962	4,678,014	1,148,948	25%
Natural gas liquids (Bbl)	656,996	535,571	121,425	23%
Total (boe)	2,080,781	1,679,704	401,077	24%

Average daily production:
Oil (Bbl/day)	1,240	999	241	24%
Natural gas (Mcf/day)	15,964	12,816	3,148	25%
Natural gas liquids (Bbl/day)	1,800	1,467	333	23%
Total (boe/day)	5,701	4,601	1,100	24%

Revenues:
Oil sales	$28,524	$26,468	$2,056	8%
Natural gas sales	18,186	9,194	8,992	98%
Natural gas liquids sales	15,086	13,014	2,072	16%
Other service sales	2,022	507	1,515	299%
Total	$63,818	$49,183	14,635	30%

Average Price:
Oil (per Bbl)	$63.02	$72.62	$(9.60)	(13)%
Natural gas (per Mcf)	$3.12	$1.97	$1.16	59%
Natural gas liquids (per Bbl)	$22.96	$24.30	$(1.34)	(6)%
For the periods presented above, revenues increased $14.6 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the full year impact of the assets acquired in the Revolution Transaction in April 2024. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s revenue arrangements and related concentrations.

Cost of Production

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Cost of production - energy operations	$49,315	$36,291	$13,024	36%
Cost of production increased $13.0 million for the year ended December 31, 2025 compared to the year ended December 31, 2024 due to the full year impact of the assets acquired in the Revolution Transaction in April 2024. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s cost of production.
Manufacturing Operations
Revenues
Deflecto’s net revenues included the following:

	Year Ended December 31, 2025	October 18, 2024 to December 31, 2024	$ Change	% Change
	(In thousands, except percentage change values)
Air distribution	$37,586	$7,782	$29,804	n/m
Transportation safety	42,568	7,977	34,591	n/m
Office products	34,638	7,424	27,214	n/m
Total	$114,792	$23,183	$91,609	n/m
For the periods presented above, revenues increased $91.6 million for the year ended December 31, 2025 compared to an approximate three month period ended December 31, 2024 following our acquisition of Deflecto. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Deflecto’s revenue arrangements and related concentrations.
Cost of Revenues
Deflecto’s cost of revenues for the year ended December 31, 2025 was $86.9 million and for the period from October 18, 2024 to December 31, 2024 was $16.9 million. Deflecto’s cost of revenues figures include the full year ended December 31, 2025 compared to an approximate three month period ended December 31, 2024 following our acquisition of Deflecto. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Deflecto’s cost of revenues.
Operating Expenses

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Sales and marketing expenses - industrial operations	$5,456	$5,681	$(225)	(4%)
Sales and marketing expenses - manufacturing operations	7,498	1,536	5,962	388%

General and administrative costs - intellectual property operations	8,985	8,826	159	2%
General and administrative costs - industrial operations	7,141	8,024	(883)	(11%)
General and administrative costs - energy operations	4,320	3,427	893	26%
General and administrative costs - manufacturing operations	19,999	4,767	15,232	320%
Parent general and administrative expenses	24,672	30,319	(5,647)	(19%)
Total general and administrative expenses	65,117	55,363	9,754	18%
Total	$78,071	$62,580	$15,491	25%

The operating expenses table above includes the Company’s general and administrative expense by segment and Industrial Operations and Manufacturing Operations’ sales and marketing expenses. The periods presented above include Deflecto’s sales and marketing expenses and general and administrative costs for the full year ended December 31, 2025 compared to an approximate three month period ended December 31, 2024 following our acquisition of Deflecto. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s and Deflecto’s operating expenses.
The decrease in parent general and administrative costs was primarily due to a decrease in corporate legal fees. In addition, our Manufacturing Operations related general and administrative costs contributed an increase of $15.2 million compared to 2024 primarily driven by the acquisition of Deflecto during the fourth quarter of 2024.
Other Income/Expense
Equity Securities Investments

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$1,092	$(31,412)	$32,504	n/m
(Loss) gain on sale of equity securities	(25)	28,861	(28,886)	n/m
Total net realized and unrealized gain (loss)	$1,067	$(2,551)	$3,618	n/m
Our equity securities investments, including the Life Sciences Portfolio and trading securities portfolio, are recorded at fair value at each balance sheet date. During the first quarter of 2024, Acacia fully exited its position in Arix, included in the gain on sale of equity securities in the year ended December 31, 2024. The 2024 period unrealized loss and realized gain primarily relates to the sale of Arix shares. Refer to periodic change explanations above. Refer to Notes 2 and 4 to the consolidated financial statements elsewhere herein for additional information regarding our investment in the Life Sciences Portfolio and other equity securities.
Our results also include unrealized gains and losses from the change in fair value of our equity securities, and, when equity securities are sold, the realized gains from those sales. The results during the year ended December 31, 2025 relate to our trading securities portfolio.
Non-recurring legacy legal expense

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Non-recurring legacy legal expense	$—	$(14,857)	$14,857	(100%)
During the year ended December 31, 2024, we recorded $12.9 million in connection with the AIP Matter in other income (expense) and an accrual of $2.0 million in other income (expense) in connection with the Slingshot settlement in the consolidated statements of operations. There were no comparable expenses for the year ended December 31, 2025. Refer to Note 16 to the consolidated financial statements elsewhere herein for additional information regarding the AIP Matter.
Service provider settlement
During the year ended December 31, 2025, we recognized income of $15.8 million in connection with a settlement with a service provider that was previously engaged by our Intellectual Property Business.
Gain on derivatives - Energy Operations
Gain on derivatives increased $5.4 million, from $2.0 million to $7.4 million in 2025, primarily due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 13 for additional information regarding Benchmark’s gain and loss on its commodity derivatives.

Interest expense and Interest Income
Interest expense increased $2.5 million, from $6.5 million to $9.0 million in 2025, primarily due to the full-year impact of interest expense from the Deflecto Facility associated with the acquisition of Deflecto in the fourth quarter of 2024. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information regarding the Deflecto Facility.
Interest income decreased $6.4 million, from $17.7 million to $11.3 million in 2025 due to lower interest rates and a decrease in average cash balances. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our cash and cash equivalents.
Income Taxes

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(In thousands, except percentage change values)
Income tax (expense) benefit	$(6,841)	$3,449	$(10,290)	n/m
Effective tax rate	22%	(9)%	n/a	n/m
Our income tax expense for the year ended December 31, 2025 is primarily attributable to the statutory rate applied to our year-to date earnings. Our income tax benefit for the year ended December 31, 2024 is primarily attributable to recognizing a benefit for losses incurred year to date offset by foreign withholding taxes.
Our 2025 effective tax rate was slightly higher than the U.S. federal statutory rate primarily due to nondeductible stock based compensation. Our 2024 effective tax rate differed from the U.S. federal statutory rate primarily due to foreign withholding taxes which we could not recognize as a foreign tax credit and non-deductible items.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2025 and 2024 for foreign tax credits and certain state net operating losses. Refer to Notes 2 and 20 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of December 31, 2025, are recognized as liabilities or generally are otherwise described in Note 16, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere herein. In particular, our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 16 to the accompanying consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of our Energy Operations Business related to the Benchmark Revolving Credit Facility and the obligations of our Manufacturing Operations Business related to the Deflecto Facility are further described in Note 11 to the accompanying consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 10 to the accompanying consolidated financial statements.
Additional cash requirements are generally derived from our operating and investing activities including expenditures for working capital (discussed below), property and equipment, additions to oil and natural gas properties, human capital, business development, investments in equity securities and intellectual property, and business combinations.
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

At December 31, 2025, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
Furthermore, we intend to grow our company by acquiring additional operating businesses, energy assets and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
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
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $324.3 million at December 31, 2025, compared to $297.0 million at December 31, 2024.
The Benchmark Revolving Credit Facility and Deflecto Facility include covenants potentially limiting our borrowing capacity as determined by a leverage ratio. As of December 31, 2025, we were in compliance with all financial covenants applicable to the Benchmark Revolving Credit Facility and the Deflecto Facility. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information.
Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Years Ended December 31,
	2025	2024
	(In thousands)
Net cash provided by (used in):
Operating activities	$75,242	$50,122
Investing activities	(21,007)	(212,963)
Financing activities	(22,733)	97,556
Effect of exchange rates on cash and cash equivalents	1,337	(926)
Increase (decrease) in cash and cash equivalents	$32,839	$(66,211)

Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Years Ended December 31,
	2025	2024
	(In thousands)
Net income (loss) including noncontrolling interests in subsidiaries	$24,470	$(34,698)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	43,348	33,574
Accretion of asset retirement obligation	1,734	986
Loss on disposal of assets	169	—
Compensation expense for share-based awards	5,738	4,795
(Gain) loss on foreign currency exchange	(414)	370
Change in fair value of equity securities	(1,092)	31,412
Loss (gain) on sale of equity securities	25	(28,861)
Unrealized (gain) loss on derivatives	(3,718)	610
Deferred income taxes	4,839	(6,051)
Changes in operating assets and liabilities:
Accounts receivable	664	69,225
Inventories	212	1,054
Prepaid expenses and other assets	(5,286)	(9,329)
Accounts payable and accrued expenses	3,143	(8,124)
Royalties and contingent legal fees payable	1,312	(5,338)
Deferred revenue	98	497
Net cash provided by operating activities	$75,242	$50,122
Cash receipts from ARG’s licensees totaled $76.7 million and $91.3 million for the years ended December 31, 2025 and 2024, respectively. Cash receipts from Printronix’s customers totaled $28.5 million and $31.0 million for the years ended December 31, 2025 and 2024, respectively. Cash receipts from Benchmark’s customers totaled $95.6 million and $61.7 million for the years ended December 31, 2025 and 2024, respectively. Cash receipts from Deflecto’s customers totaled $115.1 million for the year ended December 31, 2025 and $24.3 million for the period from October 18, 2024 through December 31, 2024. The fluctuations in cash receipts for the periods presented primarily reflect the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the year ended December 31, 2025 was $75.2 million, compared to cash provided by operations of $50.1 million in the prior year. The increase in cash provided by operations was primarily due to increases from the IP business and full-year impacts of the Revolution Transaction and Deflecto Transaction offset by changes in cash used in operations by the parent company.
Working Capital
Our cash flows from working capital related changes decreased from $48.0 million in for the year ended December 31, 2024 to $143,000 for the year ended December 31, 2025. The decline was primarily due to a decline in accounts receivable related to the timing of cash receipts related to the Intellectual Property Operations Business in 2024, offset by changes in prepaid expenses and other assets, accounts payable and accrued expense and royalties and contingent legal fees payable.

Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Years Ended December 31,
	2025	2024
	(In thousands)
Acquisition, net of cash acquired and working capital adjustments	$1,230	$(87,678)
Patent acquisition	—	(14,000)
Proceeds from sale of floor mat assets	2,988	—
Purchases of equity securities	(24,705)	(20,472)
Sales of equity securities	31,357	57,854
Purchases of loans receivable	(15,183)	—
Purchases of property and equipment	(2,520)	—
Net additions to oil and gas properties	(14,174)	(148,667)
Net cash used in investing activities	$(21,007)	$(212,963)
Cash flows used in investing activities for the year ended December 31, 2025 were $21.0 million, as compared to cash outflows of $213.0 million in the prior year, primarily due to the 2024 net cash outflows related to the acquisitions of Deflecto and the Revolution assets offset by cash inflows from the sale of Arix shares.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Years Ended December 31,
	2025	2024
	(In thousands)
Repurchase of common stock	$—	$(20,288)
Contributions from noncontrolling interest	—	15,250
Borrowings on the Benchmark revolving credit facility	5,000	86,010
Paydown of Benchmark revolving credit facility	(12,000)	(30,035)
Borrowings on the Deflecto Facility	—	47,488
Paydown of Deflecto Facility	(15,088)	—
Taxes paid related to net share settlement of share-based awards	(675)	(1,092)
Proceeds from exercise of stock options	30	223
Net cash (used in) provided by financing activities	$(22,733)	$97,556
Cash flows used in financing activities for the year ended December 31, 2025 were $22.7 million, as compared to cash inflows of $97.6 million in the prior year. This was primarily due to borrowings on the Benchmark Revolving Credit Facility and Deflecto Facility in the prior year related to the acquisitions of Deflecto and the Revolution assets and net paydowns on the Benchmark Revolving Credit Facility and Deflecto Facility during the year ended December 31, 2025. Refer to Note 11 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and Deflecto Facility.
On March 11, 2026, the Company entered into an amendment to the Deflecto Credit Agreement. Refer to Note 23 to the consolidated financial statements for additional information.
Recent Legislation
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. ASC 740, “Income Taxes,” requires the effects of changes in tax rates and laws to be recognized in the period in which the legislation is enacted. The Company has taken into account OBBBA in its tax accounting calculations for 2025 and concluded that the legislation is not expected to have a material impact its financial statements. This conclusion is subject to change as additional guidance or interpretations become available.
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
We believe that of the significant accounting policies discussed in Note 2 to the consolidated financial statements included elsewhere herein, the following accounting policies require our most difficult, subjective or complex assumptions, judgments and estimates:
•revenue recognition;
•estimates of crude oil and natural gas reserves and values and standardized measure of discounted future net cash flows;
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
Estimate of Crude Oil and Natural Gas Reserves and Values and Standardized Measure of Discounted Future Net Cash Flows
Estimates of crude oil, natural gas and NGL reserves, as determined by independent petroleum engineers, are continually subject to revision based on price, production history and other factors. Reserve and future net cash flow estimates require interpretation of geological, geophysical, production and engineering data, plus economic assumptions for commodity prices, production costs, gathering/processing/compression/storage/transportation costs, taxes, capital expenditures and workover costs. Reserve estimates may change over time because of additional development and appraisal activity, the impact of spacing assumptions for future drilling locations and the viability of production under varying economic conditions, including commodity prices. Estimated crude oil, natural gas and NGL reserves affect the carrying value of oil and gas properties, depreciation, depletion and amortizations, asset retirement obligations, and evaluation of impairment of oil and natural gas properties. Significant inaccuracies in interpretations or assumptions could materially misstate reserves and future net cash flows and resulting changes in the estimated reserves could have a significant impact on future results of operations. Refer to the Unaudited Supplemental Information on Oil and Natural Gas Properties included elsewhere in this Annual Report for additional discussion of our net proved reserves and Standardized Measure.
Valuation of Long-lived Assets, Goodwill and Other Intangible Assets
The Company reviews long-lived assets, patents and other intangible assets for potential impairment annually (quarterly for patents) and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss is recorded in an amount equal to the excess of the asset’s carrying value over its fair value. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows. For additional information regarding ARG’s patent portfolio valuation estimates, refer to Note 2 to the consolidated financial statements. The Company did not record any long-lived asset, patent or other intangible asset impairment charges for the years ended December 31, 2025 and 2024.
Goodwill asset impairment reviews include determining the estimated fair values of our reporting units. We evaluate Goodwill for impairment annually in the fourth quarter and on an interim basis if the facts and circumstances lead us to believe that more-likely-than-not there has been an impairment. The key assumptions and inputs used in such determinations may include forecasting revenues and expenses, cash flows and capital expenditures, as well as an appropriate discount rate and other inputs. Significant judgment by management is required in estimating the fair value of a reporting unit and in performing impairment reviews. Due to the inherent subjectivity and uncertainty in forecasting future cash flows and earnings over long periods of time, actual results may vary materially from the forecasts. If the carrying value of a reporting unit exceeds the estimated fair value of the reporting unit, then the excess, limited to the carrying amount of goodwill, will be charged to operations as an impairment loss. The Company’s goodwill balance relates to primarily Printronix, which was acquired on October 7, 2021, Benchmark, which was acquired on November 13, 2023, and Deflecto, which was acquired on October 18, 2024. Refer to Notes 1 and 3 to the consolidated financial statements for additional information. The Company did not record any goodwill impairment charges for the years ended December 31, 2025 and 2024.
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
Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. Due to uncertainties related to our ability to utilize certain deferred tax assets in future periods, we have recorded a partial valuation allowance against our net deferred tax assets as of December 31, 2025 and 2024. These assets primarily consist of foreign tax credits and net operating loss carryforwards. Refer to Note 20 to the consolidated financial statements for additional information.
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
Recent Accounting Pronouncements
The effects of accounting standards adopted in 2025 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to consolidated financial statements included elsewhere herein.

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
As of December 31, 2025 and 2024, the carrying value of our equity investments in public and private companies was $54.3 million and $59.9 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of December 31, 2025, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $1.8 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound, Canadian Dollar, Chinese Yuan and Euro currency exchange rates, primarily related to foreign cash accounts. As of December 31, 2025, we did not have any foreign denominated equity securities.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that this information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
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
Our management, with the participation of our principal executive officer and our principal financial officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears below.
Remediation of Previously Reported Material Weakness Related to Benchmark
As of December 31, 2025, we have remediated the previously disclosed material weakness as of December 31, 2024 related to certain deficiencies in information technology (“IT”) general controls (“ITGCs”) for IT systems and applications utilized by Benchmark that are relevant to the preparation of the consolidated financial statements.
Pursuant to our remediation plan, and with the oversight of the Audit Committee, we implemented changes to improve the design and operating effectiveness of the ITGCs at Benchmark. These actions included, among other things, reassessing the design and operating effectiveness of internal controls related to change management and user access, and expanding the management and governance over IT system controls. These remediation actions have been in operation for a sufficient period of time and management has performed adequate testing to conclude that the controls are operating effectively and the material weakness has been remediated as of December 31, 2025.
Changes in Internal Controls over Financial Reporting
Other than the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Acacia Research Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Acacia Research Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 12, 2026, expressed an unqualified opinion on those financial statements.
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
/s/ GRANT THORNTON LLP
Houston, Texas
March 12, 2026

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Group adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment to Deflecto Credit Agreement
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 — Entry into a Material Definitive Agreement” of Form 8-K.
On March 11, 2026, we entered into an amendment to the Deflecto Credit Agreement (the “Deflecto Credit Agreement Amendment”), pursuant to which, among other things, (i) we decreased the Deflecto Revolving Credit Facility from $20 million to $10 million, (ii) set a fixed applicable margin of 3.50% for “Adjusted Term SOFR Rate” borrowings through the reporting date of the March 31, 2027 financial statements required to be delivered under the Deflecto Credit Agreement, and (iii) obtained more favorable total net leverage ratio and fixed charge coverage ratio covenants in the near term.
The foregoing description of the Deflecto Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Deflecto Credit Agreement Amendment, which is filed as Exhibit 10.22 to this Annual Report and is incorporated herein by reference.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Except as provided below, in accordance with General Instruction G(3) to Form 10-K, certain information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
Code of Conduct
We have adopted a Code of Conduct that applies to all employees, including our principal executive officer and principal financial officer and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.
ITEM 11. EXECUTIVE COMPENSATION
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
In accordance with General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the close of our fiscal year.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report.
(1)Financial Statements.
(2)Financial Statement Schedules.
All other schedules not listed above have been omitted as not applicable or because the required information is included in the consolidated financial statements or in the notes thereto.
(3)Exhibits.
Refer to Item 15(b) below.
(b)Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1^
Purchase and Sale Agreement dated February 16, 2024 by and between Revolution Resources II, LLC, Revolution II NPI Holding Company, LLC, Jones Energy, LLC, Nosley Assets, LLC, Nosley Acquisition, LLC, and Nosley Midstream, LLC, as Sellers, and BE Anadarko II, LLC, as Buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2024)

2.2^
Stock Purchase Agreement dated as of October 18, 2024, by and among Deflecto Holdco LLC, as Purchaser, Deflecto Holdings, LLC and Evriholder Finance LLC (collectively, the “Sellers”), Deflecto Acquisition, Inc. and the Sellers’ Representative named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 21, 2024)

3.1
Fourth Amended and Restated Certificate of Incorporation of Acacia Research Corporation (incorporated by reference to the Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025)

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
10.15
Recapitalization Agreement dated October 30, 2022, by and among Acacia Research Corporation, Starboard Value Partners LP and the investors listed on the Schedule of Investors attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2022)

10.16
Amended and Restated Registration Rights Agreement dated as of February 14, 2023, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2023)

10.17^
Loan Agreement dated as of April 17, 2024, by and among BE Anadarko, as Borrower, Frost Bank, as Administrative Agent and LC Issuer, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2024)

10.18^
Second Amendment to Loan Agreement dated as of November 3, 2025, by and among BE Anadarko II, LLC, as Borrower, Frost Bank, as Administrative Agent and LC Issuer, West Texas National Bank, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed on November 6, 2025)

10.19
Services Agreement dated December 12, 2023 by and between Starboard Value LP and Acacia Research Corporation (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024)

10.20^
Amended and Restated Credit Agreement dated October 18, 204, among Deflecto, LLC, as Borrower, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report 8-K filed on October 21, 2024)

10.21*
Employment Agreement, effective June 24, 2025, by and between Acacia Research Corporation and Michael Zambito (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025)

10.22#^
Second Amendment, dated as of March 11, 2026, to Amended and Restated Credit Agreement dated October 18, 2024, among Deflecto, LLC, as Borrower, the other Loan Parties thereto, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent

19.1	Acacia Research Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025)
21.1#	List of Subsidiaries
23.1#	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP
23.2#	Consent of Cawley, Gillespie & Associates, Inc. as of December 31, 2025
24.1	Power of Attorney (included in the signature page hereto).

31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
97.1
Acacia Research Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024)

99.1#	Report of Cawley, Gillespie & Associates, Inc. as of December 31, 2025
101#
The following financial statements from the Company’s Annual Report on Form 10-K for the years ended December 31, 2025 and 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Dated: March 12, 2026	By:	/s/ Martin D. McNulty Jr.
Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)
POWER OF ATTORNEY
We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Martin D. McNulty Jr. and Michael Zambito, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin D. McNulty Jr.	Chief Executive Officer and Director	March 12, 2026
Martin D. McNulty Jr.	(Principal Executive Officer)

/s/ Michael Zambito	Chief Financial Officer	March 12, 2026
Michael Zambito	(Principal Financial and Accounting Officer)

/s/ Gavin Molinelli	Director	March 12, 2026
Gavin Molinelli

/s/ Isaac Kohlberg	Director	March 12, 2026
Isaac Kohlberg

/s/ Maureen O’Connell	Director	March 12, 2026
Maureen O’Connell

/s/ Geoffrey Ribar	Director	March 12, 2026
Geoffrey Ribar

/s/ Ajay Sundar	Director	March 12, 2026
Ajay Sundar

/s/ Michelle Felman	Director	March 12, 2026
Michelle Felman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 12, 2026, expressed an unqualified opinion.
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
The estimation of proved reserves of oil and natural gas properties used in the calculation of depletion, depreciation and amortization (“DD&A”) expense under the successful efforts method of accounting
As described further in Note 2 to the consolidated financial statements, the Company accounts for its oil and gas properties using the successful efforts method of accounting, which requires management to make estimates of proved reserve volumes and future net revenues to record DD&A expense. To estimate the volume of proved reserves and future net revenue, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected with reasonable certainty to be economical under the appropriate pricing assumptions required in the estimation of DD&A expense. We identified the estimation of proved reserves of oil and natural gas properties as a critical audit matter.

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
•We tested the design and operating effectiveness of key controls related to management’s estimation of proved oil and natural gas reserves for the purpose of estimating depletion, depreciation and amortization expense.
•We evaluated the level of knowledge, skill and ability of the Company’s reservoir engineering specialists, made inquiries of those specialists regarding the process followed and judgments made to estimate the Company’s proved reserve volumes, and read the reserve report prepared by the Company’s specialists.
•Identified inputs and assumptions that were significant to the period end determination of proved reserve volumes and tested management’s process for determining the significant inputs and assumptions, as follows:
•Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year;
•Tested models used to estimate the future operating costs in the reserve report and compared amounts to historical operating costs;
•Evaluated the method used to determine the estimated future development costs used in the reserve report and compared management’s estimates to amounts expended for recently drilled and completed wells;
•Tested, on a sample basis, the working and net revenue interests used in the reserve report to land and division order records;
•Evaluated evidence supporting the amount of proved undeveloped properties reflected in the reserve report by examining support for the Company’s ability to fund and intent to develop the proved undeveloped properties; and
•Applied analytical procedures to production forecasts in the reserve report by comparing to historical actual results and to the prior year reserve report.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2022.
Houston, Texas
March 12, 2026

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$306,719	$273,880
Equity securities	17,551	23,135
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Loans receivable	15,299	—
Accounts receivable, net	26,165	26,909
Inventories	26,559	27,485
Prepaid expenses and other current assets	21,050	31,987
Total current assets	450,093	420,146

Property, plant and equipment, net	21,291	23,865
Oil and natural gas properties, net	190,705	191,680
Goodwill	25,790	29,339
Other intangible assets, net	48,148	55,429
Operating lease, right-of-use assets	11,500	9,287
Deferred income tax assets, net	14,836	20,233
Other non-current assets	8,593	6,415
Total assets	$770,956	$756,394

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,358	$12,074
Accrued expenses and other current liabilities	19,661	20,575
Accrued compensation	6,727	6,277
Current asset retirement obligation	1,589	1,546
Royalties and contingent legal fees payable	6,761	5,448
Deferred revenue	945	1,319
Current portion of long-term debt	—	2,400
Total current liabilities	49,041	49,639

Asset retirement obligation	32,586	31,070
Long-term lease liabilities	8,424	6,778
Deferred income tax liabilities, net	2,152	2,609
Benchmark revolving credit facility	59,500	66,500
Deflecto facility	32,566	45,088
Other long-term liabilities	2,655	2,091
Total liabilities	186,924	203,775

Commitments and contingencies (Note 16)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 96,475,469 and 96,048,999 shares issued and outstanding as of December 31, 2025 and 2024, respectively	96	96
Treasury stock, at cost, 20,542,064 shares as of December 31, 2025 and 2024, respectively	(118,542)	(118,542)
Accumulated other comprehensive income (loss)	670	(1,180)
Additional paid-in capital	915,330	910,237
Accumulated deficit	(254,104)	(275,786)
Total Acacia Research Corporation stockholders' equity	543,450	514,825

Noncontrolling interests	40,582	37,794

Total stockholders' equity	584,032	552,619

Total liabilities and stockholders' equity	$770,956	$756,394
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Years Ended December 31,
	2025	2024
Revenues:
Intellectual property operations	$78,355	$19,525
Industrial operations	28,267	30,421
Energy operations	63,818	49,183
Manufacturing operations	114,792	23,183
Total revenues	285,232	122,312

Costs and expenses:
Cost of revenues - intellectual property operations	50,013	24,551
Cost of revenues - industrial operations	14,475	14,912
Cost of production - energy operations	49,315	36,291
Cost of revenues - manufacturing operations	86,949	16,904
Sales and marketing expenses - industrial and manufacturing operations	12,954	7,217
General and administrative expenses	65,117	55,363
Total costs and expenses	278,823	155,238
Operating income (loss)	6,409	(32,926)

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	1,092	(31,412)
(Loss) gain on sale of equity securities	(25)	28,861
Net realized and unrealized gain (loss)	1,067	(2,551)
Non-recurring legacy legal expense	—	(14,857)
Service provider settlement, net	15,750	—
Gain on derivatives - energy operations	7,449	2,016
Gain (loss) on foreign currency exchange	414	(370)
Interest expense	(8,989)	(6,464)
Interest income	11,260	17,682
Other expense, net	(2,049)	(677)
Total other income (expense)	24,902	(5,221)

Income (loss) before income taxes	31,311	(38,147)

Income tax (expense) benefit	(6,841)	3,449

Net income (loss) including noncontrolling interests in subsidiaries	24,470	(34,698)

Net income attributable to noncontrolling interests in subsidiaries	(2,788)	(1,359)

Net income (loss) attributable to Acacia Research Corporation	$21,682	$(36,057)

Income (loss) per share:
Net income (loss) attributable to common stockholders - Basic	$21,682	$(36,057)
Weighted average number of shares outstanding - Basic	96,293,764	99,213,835
Basic net income (loss) per common share	$0.23	$(0.36)
Net income (loss) attributable to common stockholders - Diluted	$21,682	$(36,057)
Weighted average number of shares outstanding - Diluted	97,158,219	99,213,835
Diluted net income (loss) per common share	$0.22	$(0.36)

Other comprehensive income (loss):
Foreign currency translation	$1,850	$(1,180)
Total other comprehensive income (loss), net	1,850	(1,180)
Total comprehensive income (loss)	26,320	(35,878)

Comprehensive income attributable to noncontrolling interests	(2,788)	(1,359)

Comprehensive income (loss) attributable to Acacia Research Corporation	$23,532	$(37,237)
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Year Ended December 31, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619
Net income including noncontrolling interests in subsidiaries	—	—	—	—	21,682	—	2,788	24,470
Other comprehensive income	—	—	—	—	—	1,850	—	1,850
Stock options exercised	8,333	—	—	30	—	—	—	30
Issuance of common stock for vesting of restricted stock units	524,208	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	69,531	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(175,602)	—	—	(675)	—	—	—	(675)
Compensation expense for share-based awards	—	—	—	5,738	—	—	—	5,738
Balance at December 31, 2025	96,475,469	$96	$(118,542)	$915,330	$(254,104)	$670	$40,582	$584,032

	Year Ended December 31, 2024
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2023	99,895,473	$100	$(98,258)	$906,153	$(239,729)	$—	$21,343	$589,609
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	(36,057)	—	1,359	(34,698)
Other comprehensive loss	—	—	—	—	—	(1,180)	—	(1,180)
Contributions to noncontrolling interests in subsidiaries	—	—	—	—	—	—	15,250	15,250
Change in ownership percentage in subsidiary	—	—	—	158	—	—	(158)	—
Stock options exercised	61,667	—	—	223	—	—	—	223
Issuance of common stock for vesting of restricted stock units	657,515	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	20,081	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(227,376)	—	—	(1,092)	—	—	—	(1,092)
Compensation expense for share-based awards	—	—	—	4,795	—	—	—	4,795
Repurchase of common stock	(4,358,361)	(4)	(20,284)	—	—	—	—	(20,288)
Balance at December 31, 2024	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024

Cash flows from operating activities:
Net income (loss) including noncontrolling interests in subsidiaries	$24,470	$(34,698)
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Depreciation, depletion and amortization	43,348	33,574
Accretion of asset retirement obligation	1,734	986
Loss on disposal of assets	169	—
Compensation expense for share-based awards	5,738	4,795
(Gain) loss on foreign currency exchange	(414)	370
Change in fair value of equity securities	(1,092)	31,412
Loss (gain) on sale of equity securities	25	(28,861)
Unrealized (gain) loss on derivatives	(3,718)	610
Deferred income taxes	4,839	(6,051)
Changes in operating assets and liabilities:
Accounts receivable	664	69,225
Inventories	212	1,054
Prepaid expenses and other assets	(5,286)	(9,329)
Accounts payable and accrued expenses	3,143	(8,124)
Royalties and contingent legal fees payable	1,312	(5,338)
Deferred revenue	98	497
Net cash provided by operating activities	75,242	50,122

Cash flows from investing activities:
Acquisition, net of cash acquired and working capital adjustments (Note 3)	1,230	(87,678)
Patent acquisition	—	(14,000)
Proceeds from sale of floor mat assets	2,988	—
Purchases of equity securities	(24,705)	(20,472)
Sales of equity securities	31,357	57,854
Purchases of loans receivable	(15,183)	—
Purchases of property and equipment	(2,520)	—
Net additions to oil and gas properties	(14,174)	(148,667)
Net cash used in investing activities	(21,007)	(212,963)

Cash flows from financing activities:
Repurchase of common stock	—	(20,288)
Contributions from noncontrolling interest	—	15,250
Borrowings on the Benchmark revolving credit facility	5,000	86,010
Paydown of Benchmark revolving credit facility	(12,000)	(30,035)
Borrowings on the Deflecto Facility	—	47,488
Paydown of Deflecto Facility	(15,088)	—
Taxes paid related to net share settlement of share-based awards	(675)	(1,092)
Proceeds from exercise of stock options	30	223
Net cash (used in) provided by financing activities	(22,733)	97,556

Effect of exchange rates on cash and cash equivalents	1,337	(926)

Increase (decrease) in cash and cash equivalents	32,839	(66,211)

Cash and cash equivalents, beginning of period	273,880	340,091

Cash and cash equivalents, end of period	$306,719	$273,880

Supplemental schedule of cash flow information:
Interest paid	$8,303	$5,058
Income taxes paid, net	2,297	1,048
Noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for lease liabilities	1,674	—
Derecognition of operating lease right-of-use assets upon lease termination	(608)	—
Derecognition of operating lease liabilities upon lease termination	(632)	—
Patent acquisition of prepaid option	15,000	—
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
During the years ended December 31, 2025 and 2024, ARG obtained control of one and zero new patent portfolios, respectively.
Industrial Operations
Our Industrial Operations Business consists of Printronix, a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances. We are supporting Printronix and existing management as it transitions its business mix from lower-margin printer sales to higher-margin consumable products including ink cartridges and specialty ribbons, along with its initiative to reduce costs and operate more efficiently to generate growth.
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
Manufacturing Operations
On October 18, 2024, Deflecto Holdco LLC (“Deflecto Purchaser”), a wholly-owned subsidiary of Acacia, acquired Deflecto Acquisition, Inc. (“Deflecto”) pursuant to the Deflecto Stock Purchase Agreement (defined and described below). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of December 31, 2025, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers (as defined below) in connection with the transaction consisted of $103.7 million in cash, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement, which was funded with a combination of borrowings under a $48.0 million secured term loan (the “Deflecto Term Loan”) and cash on hand. Refer to Notes 3 and 11 for additional information related to the Deflecto acquisition and the Deflecto Term Loan, respectively.
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
In 2020 the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia, is the majority shareholder of MalinJ1.
The Company holds a variable interest in Benchmark as the Company is obligated to absorb the loss and has the right to receive the benefit from Benchmark after the acquisition date and therefore, Benchmark is considered a variable interest entity (“VIE”). We determined that we have the power to direct the activities that most significantly impact Benchmark’s economic performance and we (i) are obligated to absorb the losses that could be significant to Benchmark or (ii) hold the right to receive benefits from Benchmark that could potentially be significant to it. The assets of the consolidated VIE are not restricted to settling the obligations of the VIE and may be used for other purposes of the Company and its consolidated subsidiaries.

Segment Reporting
The Company uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company’s reportable segments. Refer to Note 22 for additional information regarding our four reportable business segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
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
License revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2025	2024
	(In thousands)
Paid-up license revenue agreements	$76,865	$17,253
Recurring license revenue agreements	1,490	2,272
Total	$78,355	$19,525
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
Printronix enters into contract arrangements that may include various combinations of tangible products (which include printers, consumables and parts) and services, which are generally capable of being distinct and accounted for as separate performance obligations. Printronix evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract has more than one performance obligation. This evaluation requires judgment, and the decision to combine a group of contracts or separate the combined or single contract into multiple distinct performance obligations may impact the amount of revenue recorded in a reporting period. Printronix deems performance obligations to be distinct if the customer can benefit from the product or service on its own or together with readily available resources (i.e. capable of being distinct) and if the transfer of products or services is separately identifiable from other promises in the contract (i.e. distinct within the context of the contract).

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
Revenues for products are generally recognized upon shipment, whereas revenues for services are generally recognized over time, assuming all other criteria for revenue recognition have been met. As a practical expedient, incremental costs of obtaining a contract are expensed as incurred when the expected amortization period is one year or less. There are no cost-to-obtain contracts recorded as assets as of December 31, 2025 and 2024. Service revenue commissions are tied to the revenue recognized during the current year of the related sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.
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
Printronix’s net revenues were comprised of the following for the periods presented:

	Years Ended December 31,
	2025	2024
	(In thousands)
Printers, consumables and parts	$25,097	$27,075
Services	3,170	3,346
Total	$28,267	$30,421
Refer to Note 22 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under Accounting Standards Codification (“ASC”) 606 and consists of payments and billings in advance of the performance. Printronix recognized approximately $1.5 million and $1.6 million in revenue that was previously included in the beginning balance of deferred revenue during the years ended December 31, 2025 and 2024, respectively.
Printronix’s payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix’s remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $1.1 million and $627,000 as of December 31,

2025 and 2024, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of December 31, 2025 are expected to be recognized over a period of approximately two years.
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
Benchmark’s revenue were comprised of the following for the periods presented:

	Years Ended December 31,
	2025	2024
	(In thousands)
Oil sales	$28,524	$26,468
Natural gas sales	18,186	9,194
Natural gas liquids sales	15,086	13,014
Other service sales	2,022	507
Total	$63,818	$49,183

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
Deflecto’s revenue were comprised of the following for the periods presented:

	Year Ended December 31, 2025	October 18, 2024 to December 31, 2024
	(In thousands)
Transportation safety	$42,568	$7,977
Air distribution	37,586	7,782
Office products	34,638	7,424
Total	$114,792	$23,183
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

	Years Ended December 31,
	2025	2024
	(In thousands)
Inventor royalties	$17,223	$1,731
Contingent legal fees	7,559	2,285
Litigation and licensing expenses	4,729	4,438
Amortization of patents	20,502	16,097
Total	$50,013	$24,551

Inventor Royalties and Contingent Legal Fees
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
Industrial Operations
Included in cost of revenues are inventory costs, which include material, indirect labor, overhead and warranty costs. Printronix offers both assurance-type and service-type product warranties with varying terms depending on the product, region and customer contracts. Warranty periods range from three months to two years. The provision for warranty costs is determined by applying the historical claims experience and estimated repair costs to the outstanding units under warranty.
The following is a summary of the accrued warranty liabilities, which are included in accrued expenses and other current liabilities, and other long-term liabilities in the consolidated balance sheets:

	Years Ended December 31,
	2025	2024
	(In thousands)
Beginning balance	$109	$96
Estimated future warranty expense	5	231
Warranty claims settled	(27)	(218)
Ending balance	$87	$109
Energy Operations
Cost of production includes production costs, including lease operating expenses, production taxes, gathering transportation, and marketing costs, which are expensed as incurred.
Manufacturing Operations
Included in cost of revenues are inventory costs, which include material, indirect labor and overhead costs. Shipping and handling fees charged to customers are included in net sales with the corresponding costs included in cost of revenues in the consolidated statements of operations and comprehensive income (loss).

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
Intellectual Property Operations
One licensee individually accounted for 88% of revenues recognized during the year ended December 31, 2025. Three licensees individually accounted for 35%, 17% and 10% of revenues recognized during the year ended December 31, 2024.
Historically, ARG has not had material foreign operations. Based on the jurisdiction of the entity obligated to satisfy payment obligations pursuant to the applicable license revenue arrangement, for the years ended December 31, 2025 and 2024, 5% and 59%, respectively, of revenues were attributable to licensees domiciled in foreign jurisdictions. Refer to Note 22 for additional information regarding revenue from customers by geographic region.
Three licensees individually represented approximately 74%, 15% and 11% of accounts receivable at December 31, 2025. Two licensees individually represented approximately 56% and 44% of accounts receivable at December 31, 2024.
Industrial Operations
No single Printronix customer accounted for more than 10% of revenue for the years ended December 31, 2025 and 2024. Printronix has significant foreign operations, refer to Note 22 for additional information regarding net sales to customers by geographic region.
One Printronix customer individually accounted for 12% of accounts receivable as of December 31, 2025 and 2024. Exposure to credit risk is limited by the large number of customers comprising the remainder of the Printronix customer base and by periodic customer credit evaluations performed by Printronix.
One single Printronix vendor individually accounted for 10% of purchases for the year ended December 31, 2025 and 2024, respectively. Two Printronix vendors individually accounted for more than 10% of total accounts payable as of December 31, 2025, and eight vendors accounted for more than 10% of total accounts payable as of December 31, 2024.
Energy Operations
Four Benchmark customers accounted for more than 10% of total revenues recognized, ranging from 11% to 29% during the year ended December 31, 2025. Two Benchmark customers individually accounted for 41% and 25% of revenues recognized during the year ended December 31, 2024. Three Benchmark customers individually accounted for 42%, 15% and 11% of accounts receivable as of December 31, 2025, and two customers individually accounted for 40% and 21% of accounts receivable as of December 31, 2024. Benchmark does not have any foreign operations, refer to Note 22 for additional information regarding revenue from customers by geographic region.
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

Manufacturing Operations
No single Deflecto customer accounted for more than 10% of revenue during the year ended December 31, 2025 and the period from October 18, 2024 through December 31, 2024. Deflecto has significant foreign operations, refer to Note 22 for additional information regarding net sales to customers by geographic region.
No Deflecto customers individually accounted for more than 10% of accounts receivable as of December 31, 2025 and 2024. Exposure to credit risk is adequately covered by its allowance for expected credit losses estimated by Deflecto.
No Deflecto supplier individually accounted for more than 10% of purchases during the year ended December 31, 2025 and the period from October 18, 2024 through December 31, 2024. No vendors individually represented more than 10% of accounts payable as of December 31, 2025 and 2024.
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
Equity Securities Without Readily Determinable Fair Value
For equity securities that do not have a readily determinable fair value, the Company elected to report them under the measurement alternative. They are reported at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The fair values of the private company securities were estimated based on recent financing transactions and secondary market transactions and factoring in any adjustments for illiquidity or preference of these securities. Changes in fair value are reported in other income or (expense) in the consolidated statements of operations and comprehensive income (loss). To date, the Company has not recorded any impairments nor upward or downward adjustments on our equity securities without readily determinable fair values held as of December 31, 2025 and 2024. Refer to Note 4 for additional information.
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
Accounts Receivable and Allowance for Credit Losses
The opening balances of accounts receivable from contracts with customers for the years ended December 31, 2025 and 2024 was $26.9 million and $80.6 million, respectively, which were net of allowances for estimated credit losses of $1.3 million and $56,000, respectively.
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of December 31, 2025 and 2024.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of December 31, 2025 and 2024, Printronix’s combined allowance for credit losses and allowance for sales returns was $427,000 and $425,000, respectively.

Energy Operations
Benchmark’s oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark’s accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of December 31, 2025 and 2024, Benchmark’s allowance for credit losses was $225,000.
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
Deflecto utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on Deflecto’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: past due receivables and the customer creditworthiness on the level of estimated credit losses in the existing receivables. Deflecto’s allowance for expected credit losses and discounts was $683,000 and $669,000 as of December 31, 2025 and 2024, respectively. Customer rebate reserves were $3.4 million and $4.2 million as of December 31, 2025 and 2024, respectively. Deflecto’s allowance for expected credit losses and discounts and customer rebate reserves are reported as a reduction of accounts receivable.
Loans Receivable
In August 2025, the Company partnered with Unchained Capital, which provides financial services tailored for Bitcoin holders (“Unchained”), and Build Asset Management, an investment adviser focused on the Bitcoin space (“Build”), to purchase commercial whole loans collateralized by Bitcoin (the “Loans”). The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Interest income on the Loans is accrued and recognized as interest income at the contractual rate of interest. Loans receivable are carried at amortized cost net of an allowance for credit losses. The allowance is determined based on borrower creditworthiness, volatility, historical loss experience and forecasted conditions. The Company monitors the credit quality of the Loans primarily based on collateral coverage, as all Loans are fully collateralized by Bitcoin and represent a single origination vintage. The Company has the contractual right to liquidate the Bitcoin collateral upon a borrower default, subject to the terms of the underlying loan agreements. As of December 31, 2025, all Loans were current. Allowance for credit losses was immaterial as of December 31, 2025. The outstanding balance of the loans receivable, including accrued interest, was $15.3 million as of December 31, 2025.
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
Derivative Financial Instruments
The Company enters into IBIT (iShares Bitcoin Trust ETF) put option contracts to manage our exposure to changes in the market price of Bitcoin. These derivative instruments are not designated as hedging instruments and are recognized on the consolidated balance sheets as derivative assets or derivative liabilities at fair value and included in prepaid expenses and other current assets. Realized and unrealized changes in the fair value of the derivative instruments are included in other income or (expense) in the consolidated statements of operations and comprehensive income (loss) for the period as they occur. Refer to Note 13 for additional information.
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
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At December 31, 2025, as most of Benchmarks’ wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
Deflecto’s intangible assets consist of trade names and patents related to unique manufacturing technology and product design. These definite-lived intangible assets, at the time of acquisition, were recorded at fair value and are stated net of accumulated amortization. Deflecto currently amortizes the definite-lived intangible assets on a straight-line basis over their estimated useful lives from 2 months to 15.0 years. Refer to Note 8 for additional information.

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
Contingent Liabilities
The Company, from time to time, is involved in certain legal proceedings. Based upon consultation with outside counsel handling its defense in these matters and the Company’s analysis of potential outcomes, if the Company determines that a loss arising from such matters is probable and can be reasonably estimated, an estimate of the contingent liability is recorded in its consolidated financial statements. If only a range of estimated loss can be determined, an amount within the range that, based on estimates, assumptions and judgments, reflects the most likely outcome, is recorded as a contingent liability in the consolidated financial statements. In situations where none of the estimates within the estimated range is a better estimate of probable loss than any other amount, the Company records the low end of the range. Any such accrual would be charged to expense in the appropriate period. Litigation expenses for these types of contingencies are recognized in the period in which the litigation services were provided. Refer to Note 16 for additional information.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivables, loans receivables, current liabilities, Benchmark Revolving Credit Facility and Deflecto Facility approximates their fair values due to their short-term maturities or the fact that the interest rate of the Benchmark Revolving Credit Facility and Deflecto Facility is based upon current market rates. Refer to Note 13 for additional information.
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
Treasury Stock
Repurchases of the Company’s outstanding common stock are accounted for using the cost method. The applicable par value is deducted from the appropriate capital stock account on the formal or constructive retirement of treasury stock. Any excess of the cost of treasury stock over its par value is charged to additional paid-in capital and reflected as treasury stock in the consolidated balance sheets. Refer to Note 17 for additional information.
Advertising
Printronix expenses advertising costs, including promotional literature, brochures and trade shows, as incurred. Advertising expense was approximately $447,000 and $589,000 during the years ended December 31, 2025 and 2024, respectively, and is included in sales and marketing expenses in the consolidated statements of operations and comprehensive income (loss).
Deflecto expenses advertising costs as incurred. Advertising expense was approximately $768,000 during the year ended December 31, 2025 and $159,000 during the period from October 18, 2024 through December 31, 2024.
Stock-Based Compensation
The compensation cost for all time-based stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense on a straight-line basis over the employee’s requisite service period (generally the vesting period of the equity award) which is currently one to four years. Compensation cost for an award with a performance condition shall be based on the probable outcome of that performance condition. Compensation cost shall be accrued if it is probable that the performance condition will be achieved and shall not be accrued if it is not probable that the performance condition will be achieved. The fair value of restricted stock awards (“RSAs”), restricted stock units (“RSUs”) and performance based stock awards (“PSUs”) are determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock. The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing model. Forfeitures are accounted for as they occur. Refer to Note 18 for additional information.
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
Under U.S. GAAP, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold are measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Refer to Note 20 for additional information.
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
Basic net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income/loss per share of common stock is computed by dividing net income/loss attributable to common stockholders by the weighted average number of common and dilutive common equivalent shares outstanding for the period using the treasury stock method or the as-converted method, whichever is more dilutive. Potentially dilutive common stock equivalents consist of stock options and restricted stock units. Refer to Note 21 for additional information.
Recent Accounting Pronouncements
Recently Adopted
In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities on an annual basis (i) disclose specific categories in the rate reconciliation and (ii) provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires that entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and the amount of income taxes paid disaggregated by individual jurisdictions, subject to a five percent quantitative threshold. The Company adopted the update for the annual period beginning on January 1, 2025 on a prospective basis. The adoption of the update did not have a material impact on the Company’s financial position or results of operations. The Company implemented and provided expanded income tax disclosures as required under the new guidance prospectively on the notes to the consolidated financial statements.
In March 2024, the FASB issued ASU 2024-01, “Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which clarifies how an entity determines whether the profits interest awards should be accounted for as share-based payment arrangements in accordance with Topic 718 or under other guidance. The Company adopted the update for the annual period beginning on January 1, 2025. The adoption of the update did not have a material impact on the Company’s consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02, “Codification Improvements — Amendments to Remove References to the Concepts Statements,” which removes references to various Concept Statements from the Accounting Standards Codification to simplify the guidance and clarify the distinction between authoritative and nonauthoritative literature. The Company adopted the update for the annual period beginning on January 1, 2025. The adoption of the update did not have a material impact on the Company’s consolidated financial statements.

Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” that requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant expense line item on the income statement. The standard also requires a qualitative description of other amounts included in each relevant expense line item on the income statement that are not separately disclosed. In addition, entities are required to disclose the nature and amount of selling expenses. The new standard is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Management is currently evaluating the impact that the amendments in this update may have on the Company's consolidated financial statements.
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The standard is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” which expands and clarifies hedge accounting related to derivative instruments and hedging activities. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.
In November 2025, the FASB issued ASU 2025-08, “Financial Instruments — Credit Losses (Topic 326): Purchased Loans,” which clarifies the accounting for loans acquired in a business combination or asset acquisition and improves consistency in the application of the credit-loss guidance under ASC 326. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements,” which clarifies the scope and disclosure requirements for interim financial statements and notes. The standard is effective for fiscal years beginning after December 15, 2027, with early adoption permitted, Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, “Codification Improvements,” which includes various amendments to the Accounting Standards Codification intended to clarify existing guidance and correct minor inconsistencies. The standard is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.
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
The Deflecto Transaction closed simultaneously with the execution of the Deflecto Stock Purchase Agreement on October 18, 2024. Under the terms and conditions of the Deflecto Stock Purchase Agreement, the aggregate consideration paid to the Deflecto Sellers in the Deflecto Transaction consisted of $103.7 million in cash, subject to certain working capital, debt and other customary adjustments set forth in the Deflecto Stock Purchase Agreement. The Deflecto Purchase Price was funded with a combination of borrowings of the $48.0 million Deflecto Term Loan and cash on hand. A portion of the Deflecto Purchase Price is being held in escrow to indemnify Deflecto Purchaser against certain claims, losses and liabilities. The Deflecto Transaction was accounted for as a business combination in accordance with ASC 805, Business Combinations.
The results of operations of Deflecto for the year ended December 31, 2025 have been included in the Company’s consolidated statements of operations and comprehensive income (loss). The following unaudited pro forma summary presents consolidated information for the year ended December 31, 2024 as if the acquisition occurred at the beginning of the prior period (unaudited in thousands):

Pro forma:
Revenues	$246,644
Net loss attributable to Acacia Research Corporation	(24,540)

The following table summarizes the consideration transferred to acquire Deflecto and the recognized amounts of identifiable assets and acquired liabilities assumed at the acquisition date as adjusted during the measurement period (in thousands):

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
During the year ended December 31, 2025, the goodwill arising from the acquisition was decreased by $3.8 million due to measurement period adjustments. The measurement period adjustments were related to proceeds received from working capital adjustments of $1.2 million and increases in the preliminary valuations of the acquired assets and liabilities comprising: $2.2 million in customer relationships, $500,000 in trade names and trademarks, $315,000 in deferred tax assets, and $416,000 in deferred tax liabilities.
As of December 31, 2025, the final purchase price allocation was finalized based on the final working capital adjustments and other analysis of fair values of acquired assets and liabilities.
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
4. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
December 31, 2025:
Equity securities - other common stock	$18,227	$71	$(747)	$17,551

December 31, 2024:
Equity securities - other common stock	$24,898	$118	$(1,881)	$23,135
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
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired an equity interest in Arix Bioscience PLC (“Arix”), a public company listed on the London Stock Exchange. On November 1, 2023, the Company, through a wholly owned subsidiary, entered into an agreement (the “Arix Shares Purchase Agreement”) with RTW Biotech Opportunities Ltd. (“RTW Bio”) to sell its shares of Arix to RTW Bio for a purchase price of $57.1 million in aggregate (representing £1.43 per share at an exchange rate of 1.2087 USD/GBP). On January 19, 2024, the Company completed such sale for $57.1 million. Following the completion of the share sale, the Company no longer owns any shares of Arix. The total fair value of the remaining Life Sciences Portfolio investment of $25.7 million was included in our consolidated balance sheets as of December 31, 2025 and 2024.
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
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of December 31, 2025 and 2024, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. No distributions were received during the years ended December 31, 2025 and 2024.
5. INVENTORIES
Inventories consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Raw materials	$6,018	$8,575
Subassemblies and work in process	1,084	1,481
Finished goods	19,457	17,429
Total inventories	$26,559	$27,485
6. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Machinery and equipment	$12,501	$14,687
Vehicles	573	404
Furniture and fixtures	999	528
Computer hardware and software	1,574	1,218
Land	2,877	2,876
Building and leasehold improvements	8,398	9,078
	26,922	28,791
Accumulated depreciation and amortization	(5,631)	(4,926)
Property, plant and equipment, net	$21,291	$23,865
Total depreciation and amortization expense for the assets above in the consolidated statements of operations and comprehensive income (loss) was $4.4 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. Our Intellectual Property Operations, Manufacturing Operations and parent company include depreciation and amortization in general and administrative expenses. For the years ended December 31, 2025 and 2024, our Industrial Operations allocated depreciation and amortization, totaling $438,000 and $991,000, respectively, to all applicable operating expense categories, including cost of sales of $302,000 and $501,000, respectively. Refer to Note 8 regarding our Manufacturing Operations property and equipment disposals that include assets sold pursuant to an asset purchase agreement during the year ended December 31, 2025.

7. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark’s oil and natural gas properties consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Proved oil and gas properties	$210,280	$199,559
Unproved oil and gas properties	8,065	4,786
Accumulated depletion and depreciation	(27,640)	(12,665)
Oil and natural gas properties, net	$190,705	$191,680
Total depletion and depreciation expense for the proved oil and gas properties in the consolidated statements of operations and comprehensive income (loss) was $15.0 million and $12.5 million, respectively for the years ended December 31, 2025 and 2024. Our Energy Operations includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of December 31, 2025 and 2024.
8. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Balance at December 31, 2023	$7,541	$1,449	$—	$8,990
Acquisition of business	—	—	20,628	20,628
Effect of foreign currency translation	—	—	(279)	(279)
Impairment losses	—	—	—	—
Balance at December 31, 2024	$7,541	$1,449	$20,349	$29,339
Effect of foreign currency translation	—	—	280	280
Business combination accounting adjustment	—	—	(3,829)	(3,829)
Impairment losses	—	—	—	—
Balance at December 31, 2025	$7,541	$1,449	$16,800	$25,790
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 3 for additional information related to the Deflecto acquisition and measurement period adjustments recorded during the year ended December 31, 2025.

Other intangible assets, net consisted of the following:

	December 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$366,402	$(352,713)	$13,689
Industrial operations	7 years	3,400	(2,055)	1,345
Total patents		369,802	(354,768)	15,034
Customer relationships:
Industrial operations	7 years	5,300	(3,203)	2,097
Manufacturing operations	15 years	21,830	(1,702)	20,128
Total customer relationships		27,130	(4,905)	22,225
Trade name and trademarks:
Industrial operations	7 years	3,430	(2,072)	1,358
Manufacturing operations	10 years	401	(49)	352
Manufacturing operations	Indefinite	8,043	—	8,043
Total trade name and trademarks		11,874	(2,121)	9,753
Developed technology - manufacturing operations	10 years	1,000	(120)	880
Favorable leases - manufacturing operations	1.9 years	705	(449)	256
Total		$410,511	$(362,363)	$48,148

	December 31, 2024
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	6 years	$351,403	$(332,211)	$19,192
Industrial operations	7 years	3,400	(1,568)	1,832
Total patents		354,803	(333,779)	21,024
Customer relationships:
Industrial operations	7 years	5,300	(2,446)	2,854
Manufacturing operations	15 years	20,200	(269)	19,931
Total customer relationships		25,500	(2,715)	22,785
Trade name and trademarks:
Industrial operations	7 years	3,430	(1,583)	1,847
Manufacturing operations	10 years	400	(8)	392
Manufacturing operations	Indefinite	8,009	—	8,009
Total trade name and trademarks		11,839	(1,591)	10,248
Developed technology - manufacturing operations	10 years	1,000	(20)	980
Favorable leases - manufacturing operations	1.9 years	704	(312)	392
Total		$393,846	$(338,417)	$55,429
Total other intangible asset amortization expense in the consolidated statements of operations and comprehensive income (loss) was $24.0 million and $18.4 million for the years ended December 31, 2025 and 2024, respectively. The Company did not record charges related to impairment of other intangible assets for the years ended December 31, 2025 and 2024.

There was no accelerated amortization of other intangible assets for the years ended December 31, 2025 and 2024. Intellectual Property Operations amortization of patents was $20.5 million and $16.1 million for the years ended December 31, 2025 and 2024, respectively. Intellectual Property Operations amortization of patents is expensed in cost of revenues. Industrial Operations amortization of intangible assets was $1.7 million for each of the years ended December 31, 2025 and 2024. Manufacturing Operations amortization of intangible assets was $1.7 million for the year ended December 31, 2025 and $609,000 for the period from October 18, 2024 through December 31, 2024. Industrial Operations and Manufacturing Operations amortization of intangible assets is expensed in general and administrative expenses.
On November 21, 2025, Deflecto sold certain specified assets exclusively used in its floor protection business, including contracts, customer lists, vendor lists, certain specified trademarks and patents and a specified list of equipment, pursuant to an asset purchase agreement. The total consideration was $2.99 million. The acquisition agreement provides for additional consideration in the form of an earnout, based on the achievement of specified revenue targets during the post-closing period. Because the amount of the obligation could not be reasonably estimated as of the acquisition date, no amount related to contingent consideration was included in the purchase price. The Company will recognize any contingent consideration as a gain in the period in which the contingency is resolved and the consideration becomes realizable. The carrying value of the disposed property, equipment and inventory was $1.5 million and trademarks and patents was $1.3 million. The Company recognized a loss on sale of $91,000 during the year ended December 31, 2025 included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
2026	10,920
2027	8,438
2028	4,195
2029	1,611
2030	1,611
Thereafter	13,330
Total	$40,105
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs were included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2025, ARG exercised the option to acquire all rights to license and enforce the portfolio and capitalized $15.0 million in patent and patent rights costs.
9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Accrued consulting and other professional fees	$1,345	$2,602
Income taxes payable	1,210	1,296
Sales tax and fees payable	6,928	9,400
Interest accrual	1,216	1,162
Service contract costs, current	721	277
Short-term lease liability	4,181	3,563
Other accrued liabilities	4,060	2,275
Total	$19,661	$20,575

10. ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in asset retirement obligations in the consolidated balance sheets:

	Years Ended December 31,
	2025	2024
	(In thousands)
Beginning balance	$32,616	$294
Liabilities acquired	6	31,336
Liabilities settled	(179)	—
Changes in assumptions	(2)	—
Accretion of discounts	1,734	986
Ending balance	$34,175	$32,616
Less: Current portion	(1,589)	(1,546)
Asset retirement obligation, long-term	$32,586	$31,070
11. REVOLVING CREDIT FACILITY AND TERM LOAN
Benchmark Loan Agreement
On April 17, 2024 (the “Revolution Closing Date”), in connection with the Revolution Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the “Benchmark Loan Agreement”) with Frost Bank, as Administrative Agent and LC Issuer (“Frost Bank”) and the lenders from time to time party thereto (the “Benchmark Lenders”), governing a revolving credit facility with a maximum aggregate credit amount of $150 million (the “Benchmark Revolving Credit Facility”), approximately $85 million of which was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Revolution Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. On November 3, 2025, BE Anadarko II, LLC, entered into a Second Amendment to the original Benchmark Loan Agreement (“Second Amendment”) with Frost Bank and the Benchmark Lenders. Pursuant to the Second Amendment, the Benchmark Revolving Credit Facility has been amended to mature on April 17, 2029. All other terms, conditions and provisions of the Benchmark Loan Agreement remain materially unchanged. During the year ended December 31, 2025, Benchmark drew $5.0 million from the Benchmark Revolving Credit Facility and Benchmark made payments of $12.0 million under the Benchmark Revolving Credit Facility reducing the borrowing base. The outstanding balance on the Benchmark Revolving Credit Facility was $59.5 million and $66.5 million as of December 31, 2025 and 2024, respectively.
Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Benchmark Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of December 31, 2025, the weighted average interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 8%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee of 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable. As of December 31, 2025, Benchmark was in compliance with its covenants related to the Benchmark Loan Agreement.
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
The Deflecto Credit Agreement contains customary events of default, including, among others, nonpayment (with a grace period for interest payments), material inaccuracy of representations and warranties, violation of covenants (subject to certain grace periods), cross-default to other material indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Deflecto Credit Agreement immediately due and payable. As of December 31, 2025, Deflecto was in compliance with its covenants related to the Deflecto Credit Agreement.
On October 18, 2024, in connection with the closing of the Deflecto Transaction, Deflecto borrowed $48.0 million under the Deflecto Term Loan to finance, in part, the Purchase Price for the Deflecto Transaction. Borrower may borrow additional amounts under the Deflecto Facility from time to time as opportunities and needs arise, subject to the terms of the Deflecto Facility. During the year ended December 31, 2025, Deflecto made payments of $15.1 million under the Deflecto Facility. As of December 31, 2025, the interest rate associated with the outstanding balance on the Deflecto Term Loan was 7%. Deflecto’s outstanding balance on the Deflecto Term Loan, net of debt discount and issuance costs was $32.6 million and $46.7 million as of December 31, 2025 and 2024, respectively. Deflecto’s outstanding balance on the Deflecto Revolving Credit Facility was zero and $800,000 as of December 31, 2025 and 2024, respectively.
On March 11, 2026, the Company entered into an amendment to the Deflecto Credit Agreement. Refer to Note 23 for additional information.

The table below presents the maturities for the Benchmark Revolving Credit Facility and Deflecto Facility excluding debt discount and debt issuance costs discussed above, as of December 31, 2025:

Years Ending December 31,
2026	$—
2027	—
2028	—
2029	91,900
Total maturity balance	$91,900
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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the years ended December 31, 2025 and 2024 the Company’s reimbursements to Starboard under the Services Agreement were $155,000 and $476,000, respectively.
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

The Company held the following types of financial instruments at fair value on a recurring basis as of December 31, 2025 and 2024:
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
Commodity Derivative Instruments. Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement (“ISDA”) with its counterparties. The net aggregate fair value of the open commodity derivatives assets was $5.8 million and $2.1 million as of December 31, 2025 and 2024, respectively and was recorded in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet (refer to Note 2 for additional information).
Bitcoin option contracts. Bitcoin option contracts includes Bitcoin exchange-traded options that are recorded at fair value based on the quoted market price of each option on the valuation date. The fair value of these options are within Level 1 of the valuation hierarchy.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
December 31, 2025:
Equity securities	$17,551	$—	$—	$17,551
Commodity derivative instruments	$—	$5,832	$—	$5,832
Bitcoin option contracts	162	—	—	162

December 31, 2024:
Equity securities	$23,135	$—	$—	$23,135
Commodity derivative instruments	$—	$2,114	$—	$2,114
Information about financial instruments that are eligible for offset in the consolidated balance sheets were as follows:

	December 31,
	2025	2024
	(In thousands)
Commodity derivative assets
Gross amount of recognized assets	$6,229	$3,220
Gross amount offset on the balance sheet	(397)	(1,106)
Net amount of assets on the balance sheet	$5,832	$2,114

Commodity derivative liabilities
Gross amount of recognized liabilities	$397	$1,106
Gross amount offset on the balance sheet	(397)	(1,106)
Net amount of liabilities on the balance sheet	$—	$—
Benchmark’s realized derivative gain was $3.7 million and $2.6 million for the years ended December 31, 2025 and 2024, respectively. Benchmark’s unrealized derivative gain was $3.7 million for the year ended December 31, 2025 and unrealized derivative loss was $610,000 for the year ended December 31, 2024, respectively.

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
14. RELATED PARTY TRANSACTIONS
In 2023, the Company entered into a Loan Facility (“Loan Facility”) with a related private portfolio company. As of December 31, 2025 and 2024, the Loan Facility balance including interest receivable was $5.3 million and $3.5 million, respectively. The Loan Facility is not impaired and no allowance for credit loss was deemed necessary as of December 31, 2025. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $416,000 and $295,000 in interest income during the years ended December 31, 2025 and 2024, respectively. The receivable is included in other non-current assets in the consolidated balance sheets.
In August 2025, the Company partnered with Unchained and Build to purchase the Loans. The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Gavin Molinelli, Chairman of the Board and a Senior Partner and Co-Portfolio Manager of Starboard, is a limited partner in Build Secured Income Fund I, a private investment fund managed by Build, which also purchases loans originated by Unchained. During the year ended December 31, 2025, the Company paid Build approximately $59,000 for its services.
Refer to Note 12 for information about the Recapitalization Agreement and Services Agreement with Starboard.
15. LEASES
Facility Leases
Acacia primarily leases office facilities under operating lease arrangements that will end in various years through January 2031.
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
On January 7, 2020, Acacia entered into a building lease agreement with Sage Realty Corporation. Pursuant to the lease, as amended, Acacia has leased approximately 4,600 square feet of office space for its corporate headquarters in New York, New York. The lease commenced on February 1, 2020. The term of the initial lease was 24 months from the commencement date, provided for annual rent increases, and did not provide us the right to early terminate or extend our lease terms. During August 2021, we entered into a first amendment of the New York office lease, to commence for a period of three years upon landlord’s substantial completion of adequate substitution space. On January 25, 2022, the substitution space was substantially completed and the new expiration date was February 28, 2025. During July 2022, we entered into a second amendment of the New York office lease, to add space to the existing premises and increase the annual fixed rent through the existing expiration date. The new fixed rent commenced upon the landlord’s substantial completion of the additional space, which occurred on September 19, 2022. On June 23, 2023, the Company notified the landlord of its election to early terminate the lease effective as of March 31, 2024, pursuant to the terms set forth in the lease. In connection with such early termination election, the Company paid the landlord a termination payment as set forth in the lease. During September 2023, we entered into a fourth amendment of the New York office lease, which provides for (among other things): (a) the surrender a portion of the premises (Unit 602) effective as of March 31, 2024; (b) the rescission of the early termination election as it relates to the remaining portion of the premises (Unit 601); (c) an extension of the lease term with respect to Unit 601 for 40 months commencing on April 1, 2024 and expiring on July 31, 2027; and (d) annual rent increases, with no right to early terminate or extend the lease. Acacia terminated the lease in September 2025. In August 2025, Acacia entered into an office lease agreement with 7 Third Avenue Leasehold LLC. Pursuant to the lease, we have leased approximately 5,300 square feet of office space for our corporate headquarters in New York, New York. The lease commenced on September 15, 2025 and is scheduled to expire in January 31, 2031. The lease provides for annual rent increases and does not provide the right to early terminate or extend the lease term.
On April 9, 2024, Benchmark entered into a building lease agreement with Luzzatto Oaks, LLC. Pursuant to the lease, Benchmark has leased 2,663 square feet of office space in Austin, Texas. The lease commenced on May 1, 2024. The term of the lease is 39 months from the commencement date, provides for annual rent increases, and does not provide the right to early terminate or extend the lease terms. Benchmark also leases certain equipment and vehicles used in its oil and gas operations under arrangements that are accounted for as finance leases. These leases generally have terms ranging from one to several years and may include options to renew or extend the lease term. Finance lease assets are included in property, plant and equipment, net in the consolidated balance sheet.
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
Printronix conducts its foreign and domestic operations using leased facilities under non-cancelable operating leases that expire at various dates through December 2028. Leases are executed in the United States, Europe, China, Singapore and Malaysia. Printronix has leased 73,649 square feet of facilities space. Lease term varies and may provide for annual rent increases and provide the right to early termination under certain circumstances or extend the lease.

	Weighted-Average Remaining Term	Weighted-Average Discount Rate
Balance at December 31, 2024
Operating leases	3.8 years	6%
Finance leases	3.5 years	7%
Balance at December 31, 2025
Operating leases	3.8 years	6%
Finance leases	3.0 years	7%
The Company’s operating lease costs were $4.9 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.

The table below presents aggregate future minimum lease payments due under the Company’s leases discussed above, reconciled to long-term lease liabilities and short-term lease liabilities (included in accrued expenses and other current liabilities) included in the consolidated balance sheet as of December 31, 2025 (in thousands):

Years Ending December 31,	Operating Leases	Finance Leases
2026	$2,272	$360
2027	4,326	356
2028	2,667	301
2029	2,146	56
2030	1,644	—
Thereafter	800	—
Total minimum payments	13,855	1,073
Less: short-term lease liabilities	(4,181)	(305)
Less: present value discount	(1,250)	(101)
Long-term lease liabilities	$8,424	$667
16. COMMITMENTS AND CONTINGENCIES
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

Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of December 31, 2025.
Printronix posted collateral in the form of a surety bond or other similar instruments, which are issued by independent insurance carriers (the “Surety”), to cover the risk of loss related to certain customs and employment activities. If any of the entities that hold such bonds should require payment from the Surety, Printronix would be obligated to indemnify and reimburse the Surety for all costs incurred. As of December 31, 2025 and 2024, Printronix had approximately $100,000 of these bonds outstanding.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark’s acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto for the year ended December 31, 2025.
17. STOCKHOLDERS’ EQUITY
Repurchases of Common Stock
On November 9, 2023, the Board approved a stock repurchase program (the “Repurchase Program”) for up to $20.0 million of the Company's common stock, subject to a cap of 5,800,000 shares of common stock. The Repurchase Program had no time limit and did not require the repurchase of a minimum number of shares. The common stock could be repurchased on the open market, in block trades, or in privately negotiated transactions, including under plans complying with the provisions of Rule 10b5-1 and Rule 10b-18 of the Exchange Act. During December 2024, the Company completed the Repurchase Program with total common stock purchases of 4,358,361 shares for the aggregate amount of $20.0 million. There were no stock repurchases during the year ended December 31, 2025.
18. EQUITY-BASED INCENTIVE PLANS
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
Discretionary Restricted Stock Unit Grant Program. Under the discretionary restricted stock unit program, Acacia’s compensation committee may grant restricted stock units to eligible individuals, which vest upon the attainment of performance milestones or the completion of a specified period of service. During June 2023, Acacia’s compensation committee adopted a long-term incentive program to incentivize and reward employees, including members of the Company’s executive leadership team, for driving Acacia’s performance over the longer-term and to align employees and shareholders. Under the long-term incentive program, Acacia’s compensation committee granted RSUs subject to time-based vesting requirements and PSUs subject to performance-based vesting requirements to employees of the parent company, including the Company’s Chief Executive Officer, former interim Chief Financial Officer, Chief Administrative Officer and General Counsel. The grants are generally intended to cover two years of annual grants (fiscal years 2023 and 2024).
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of December 31, 2025, there were 12,165,676 shares of common stock available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of December 31, 2025, there are 15,642,346 shares of common stock reserved for issuance under the Plans.
The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2024	1,001,520	$4.16	$437	7.3 years
Granted	—	$—	$—
Exercised	(8,333)	$3.58	$3
Forfeited/Expired	—	$—	$—
Outstanding at December 31, 2025	993,187	$4.16	$—	6.3 years
Exercisable at December 31, 2025	834,208	$4.19	$—	6.3 years
Vested and expected to vest at December 31, 2025	993,187	$4.16	$—	6.3 years
Unrecognized stock-based compensation expense at December 31, 2025 (in thousands)	$40
Weighted average remaining vesting period at December 31, 2025	0.2 years
During the year ended December 31, 2025, there were no stock options granted. The aggregate fair value of options vested during the years ended December 31, 2025 and 2024 was $420,000 and $521,000, respectively.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2024	67,668	$3.63	833,195	$4.42	1,981,464	$4.61
Granted	69,531	$3.60	193,032	$3.73	—	$—
Vested	(137,199)	$3.61	(524,208)	$4.46	—	$—
Forfeited	—	$—	—	$—	—	$—
Nonvested at December 31, 2025	—	$—	502,019	$4.11	1,981,464	$4.61
Unrecognized stock-based compensation expense at December 31, 2025 (in thousands)	$—		$716		$749
Weighted average remaining vesting period at December 31, 2025	—		0.4 years		0.4 years
RSAs and RSUs granted are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the years ended December 31, 2025 and 2024 was $496,000 and $623,000, respectively. The aggregate fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $2.3 million and $2.9 million, respectively. During the year ended December 31, 2025, RSAs and RSUs totaling 661,407 shares were vested and 175,602 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted can be earned based upon the level of achievement of the Company’s compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia’s common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company expensed $3.1 million for the year ended December 31, 2025 related to the PSUs based on the probability assessment performed as of December 31, 2025.
Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Years Ended December 31,
	2025	2024
	(In thousands)
Options	$250	$481
RSAs	295	466
RSUs	2,138	2,457
PSUs	3,055	1,391
Total compensation expense for share-based awards	$5,738	$4,795
Total unrecognized stock-based compensation expense for time and performance based awards as of December 31, 2025 was $1.5 million, which will be amortized over a weighted average remaining vesting period of 5 months.
19. RETIREMENT SAVINGS PLANS AND SEVERANCE
Retirement Savings Plans
Acacia has an employee savings and retirement plan under Section 401(k) of the Internal Revenue Code. The plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the plan, subject to certain guidelines issued by the Internal Revenue Service. During the years ended December 31, 2025 and 2024, Acacia’s total contribution to the plan was $138,000 and $170,000, respectively.
In the United States of America, Printronix has a 401(k) Savings and Investment Plan, for all eligible U.S. employees, which is designed to be tax deferred in accordance with the provisions of Section 401(k). Printronix matches employee contributions dollar-for-dollar up to the first 1 percent of compensation, and then an additional $0.50 to-the-dollar on the next 1 percent of employee compensation. Printronix’s contributions have graded-vesting annually and become fully vested to the employee after four full years of employment. During the years ended December 31, 2025 and 2024, Printronix’s total contribution to the plan was $54,000 and $51,000, respectively.
Printronix has statutory obligations to contribute to overseas employee retirement funds or the local social security pension funds in China, Malaysia, Singapore, France, Netherlands and the United Kingdom. During the years ended December 31, 2025 and 2024, Printronix’s total contribution overseas was $547,000 and $561,000, respectively.
Deflecto has a defined contribution plan under Section 401(k) for salaried and hourly employees. During the year ended December 31, 2025, Deflecto’s total contribution to the plan was $305,000 and during the period from October 18, 2024 through December 31, 2024, Deflecto’s total contribution to the plan was $53,000.
During the year ended December 31, 2024, Acacia entered into separation agreements related to the termination of certain employees. The separation agreements generally provide base salary continuation payments and payments of employee and employer portions of monthly COBRA for a specified period. During the year ended December 31, 2025 and 2024 total severance expense was zero and $203,000, respectively.

20. INCOME TAXES
The components of income (loss) before income taxes were as follows:

	Years Ended December 31,
	2025	2024
	(In thousands)
Domestic	$28,841	$(40,372)
Foreign	2,470	2,225
Total	$31,311	$(38,147)
For purposes of reconciling the Company’s provision for income taxes at the statutory rate a notional 21% tax rate was applied for the year ended December 31, 2025 as follows (in thousands, except percentage effective tax rate):

Income taxes (benefit) at statutory federal rate	$6,576	21%
State and local taxes, net of federal income tax effect (1)	(386)	(1)%
Foreign tax effects
Other foreign jurisdictions	163	1%
Effect of cross-border tax laws
Other	345	1%
Tax Credits
Foreign tax credits	(138)	—%
Expired foreign tax credits	4,426	14%
Changes in valuation allowance	(4,152)	(13)%
Nontaxable or nondeductible items
Nondeductible officer compensation	653	2%
Non-controlling partnership earnings	(586)	(2)%
Other nontaxable or nondeductible items	173	1%
Other adjustments
Other	(92)	—%
Worldwide uncertain tax position	(141)	—%
Effective income tax rate	6,841	22%
_________________________
(1)The states that contribute to the majority (greater than 50%) of the tax effect in this category include California and Texas.
The amounts of cash taxes paid, net by the Company for the year ended December 31, 2025 are as follows (in thousands):

Federal	$400
State
Texas	119
All other states	216
Foreign
China	490
Canada	565
Malaysia	198
Other foreign jurisdictions	309
Total	2,297

For purposes of reconciling the Company’s provision for income taxes at the statutory rate a notional 21% tax rate was applied for the year ended December 31, 2024 as follows:

Statutory federal tax rate	21%
Foreign rate differential	(5)%
Noncontrolling interests in operating subsidiaries	1%
Nondeductible permanent items	(1)%
Expired tax attributes	(15)%
Transaction Costs	(2)%
Valuation allowance	13%
Other	(3)%
Effective income tax rate	9%
Acacia’s income tax benefit (expense) for the periods presented consisted of the following:

	Years Ended December 31,
	2025	2024
	(In thousands)
Current:
Federal	$(637)	$(191)
State	(390)	(111)
Foreign	(1,369)	(2,812)
Total current	(2,396)	(3,114)
Deferred:
Federal	(10,443)	1,239
State	753	107
Foreign	1,071	376
Total deferred	(8,619)	1,722

Change in valuation allowance	4,174	4,841
Income tax (expense) benefit	$(6,841)	$3,449

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consisted of the following:

	December 31,
	2025	2024
	(In thousands)
Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$41,090	$50,453
Unrealized loss on investments held at fair value	880	1,025
Compensation expense for share-based awards	838	693
Accrued expenses	3,631	3,677
Lease liability	2,670	2,010
State taxes	31	17
Total deferred tax assets	49,140	57,875
Valuation allowance	(22,078)	(26,250)
Total deferred tax assets, net of valuation allowance	27,062	31,625
Deferred tax liabilities:
ROU Asset	(2,142)	(1,956)
Fixed assets and intangibles	(6,726)	(8,062)
Basis of investment in affiliates	(5,589)	(3,983)
Other	79	—
Total deferred tax liabilities	(14,378)	(14,001)
Net deferred tax assets	$12,684	$17,624
As of December 31, 2025 and 2024, management assessed the realizability of deferred tax assets and evaluated the need for a valuation allowance for deferred tax assets on a jurisdictional basis. This evaluation utilizes the framework contained in ASC 740, “Income Taxes,” wherein management analyzes all positive and negative evidence available at the balance sheet date to determine whether all or some portion of the Company’s deferred tax assets will not be realized. Under this guidance, a valuation allowance must be established for deferred tax assets when it is more-likely-than-not that the asset will not be realized. In assessing the realization of the Company’s deferred tax assets, management considers all available evidence, both positive and negative.
Based upon available evidence, it was concluded on a more-likely-than-not basis that as of December 31, 2025 a valuation allowance of $22.1 million was needed for foreign tax credits and certain state tax attributes the Company estimates will expire prior to utilization. As of December 31, 2024, the Company recorded a partial valuation allowance of $26.3 million. The valuation allowance decreased by $4.2 million for the year ended December 31, 2025. The $4.2 million decrease included a decrease of $4.4 million for expired foreign tax credits, an increase of $660,000 recorded against foreign tax credits and foreign net operating losses, and a decrease of $405,000 for state net operating losses estimated to be utilized in the future. The valuation allowance decreased by $4.0 million for the year ended December 31, 2024 as a result of the use of tax attributes against 2024 earnings and the release of valuation allowance on the remaining federal net operating losses for which positive evidence supported the realization as of December 31, 2024.
At December 31, 2025, Acacia had U.S. federal, foreign and state income tax net operating loss carryforwards (“NOLs”) totaling approximately $81.4 million, $4.6 million and $63.3 million, respectively. Pursuant to the Tax Cuts and Jobs Act (“TCJA”) enacted by the U.S. federal government in December 2017, for federal income tax purposes, NOL carryovers generated for our tax years beginning January 1, 2018 can be carried forward indefinitely but will be subject to a taxable income limitation. $1.8 million of our foreign NOLs, $3.2 million of our state NOLs and all of our federal losses can be carried forward indefinitely. The remaining $2.8 million of foreign NOLs and $60.1 million of state NOLs will expire in varying amounts through 2040.
Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), annual use of the Company’s NOL and credit carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Upon the occurrence of an ownership change under Section 382 as outlined above, utilization of the tax attributes including the Company’s NOL and credit carryforwards are subject to an annual limitation, which is determined by first multiplying the value of the Company’s stock at the time of the ownership change by the applicable long-term tax-exempt rate, which could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. The Company has completed an analysis through December 31, 2025 and no such ownership change has occurred however ownership changes may occur in the future.
An ownership change did occur for Deflecto upon Acacia’s acquisition on October 18, 2024. Approximately $46.9 million of pre-acquisition tax attributes including NOLs are subject to annual limitations under Section 382. The federal NOLs can be carried forward indefinitely but will be subject to a taxable income limitation. The limitation on these attributes have been considered in the Company’s valuation allowance.
As of December 31, 2025, Acacia had approximately $19.0 million of foreign tax credits, expiring between 2026 and 2034. In general, foreign taxes withheld may be claimed as a deduction on U.S. corporate income tax returns, or as a credit against U.S. income tax liabilities, subject to certain limitations.
The following changes occurred in the amount of unrecognized tax benefits:

	Years Ended December 31,
	2025	2024
	(In thousands)
Beginning balance	$935	$757
Additions included in purchase accounting for prior year positions	—	178
Reductions for prior year tax positions	(178)	—
Ending Balance (excluding interest and penalties)	757	935
Interest and penalties	—	—
Total	$757	$935
At December 31, 2025 and 2024, the Company had total unrecognized tax benefits of approximately $757,000 and $935,000, respectively. At December 31, 2025 and 2024, $757,000 and $936,000, respectively, of unrecognized tax benefits are recorded in other long-term liabilities. At December 31, 2025, if recognized, $757,000 of tax benefits would impact the Company’s effective tax rate.
Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense (benefit). No interest and penalties have been recorded for the unrecognized tax benefits for the periods presented.
Acacia is subject to taxation in the U.S. and in various state/foreign jurisdictions and incurs foreign tax withholdings on revenue agreements with licensees in certain foreign jurisdictions. The Company’s 2021 through 2025 tax years generally remain subject to examination by federal, state and foreign tax authorities. However, the Company utilized losses dating back to 2006 within the general statute of limitation periods and therefore tax returns from 2006 through 2025 are still subject to challenge by the taxing authorities. The Company has not been notified by an tax authority for income tax audits.
The Company analyzes undistributed earnings of each foreign subsidiary and has accrued withholding tax of $678,000 for earnings that are not permanently reinvested. No additional deferred tax liability has been provided for as the parent entity would not be required to include the distribution into income as the amount would be tax free under current law.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The Company has incorporated the OBBBA changes in its income tax provision for the year ended December 31, 2025

21. INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Years Ended December 31,
	2025	2024
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - Basic	21,682	(36,057)
Net income (loss) attributable to common stockholders - Diluted	$21,682	$(36,057)

Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	96,293,764	99,213,835
Potentially dilutive common shares:
Employee stock options, restricted stock units and performance stock units	864,455	—
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	97,158,219	99,213,835

Basic net income (loss) per common share	$0.23	$(0.36)
Diluted net income (loss) per common share	$0.22	$(0.36)

Anti-dilutive potential common shares excluded from the computation of diluted net (loss) income per share:
Equity-based incentive awards	192	3,883,847
Total	192	3,883,847
22. SEGMENT REPORTING
As of December 31, 2025, the Company operates and reports its results in four reportable segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
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
The Company’s Manufacturing Operations segment generates operating income by serving a broad range of wholesale and retail markets within the highly-fragmented specialty plastics industry. Deflecto primarily designs and manufactures (i) “take-one” point of purchase brochure, folder and applications display holders, (ii) plastic injection-molded office supply and arts, crafts and education products, (iii) plastic and aluminum air venting and air control products, (iv) extruded vinyl floor mats, (v) safety reflectors for bicycles and (vi) emergency warning triangles and mud flaps and splash guards for the heavy duty truck market and transportation industry. The Manufacturing Operations reporting segment did not exist prior to the acquisition of Deflecto in October 2024, accordingly, the periods presented below include Deflecto’s operations for the full year ended December 31, 2025 compared to an approximate three month period ended December 31, 2024.
In addition to the reportable segments above, we have a Parent category that includes activities not directly attributable to a specific reportable segment and includes broad corporate functions, including legal, human resources, accounting, analytics, finance and investment team as well as other general business costs.
We regularly provide management reports to the CODM that include segment revenue and segment operating income (loss). The significant segment expense reports regularly provided to the CODM include cost of revenue and operating expenses. There were no significant inter-segment transactions during the years ended December 31, 2025 and 2024.

The Company’s reportable segment information is as follows:

	Years Ended December 31,
	2025					2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues:
License fees	$78,355	$—	$—	$—	$78,355	$19,525	$—	$—	$—	$19,525
Revenues - industrial operations	—	28,267	—	—	28,267	—	30,421	—	—	30,421
Oil sales	—	—	28,524	—	28,524	—	—	26,468	—	26,468
Natural gas sales	—	—	18,186	—	18,186	—	—	9,194	—	9,194
Natural gas liquids sales	—	—	15,086	—	15,086	—	—	13,014	—	13,014
Other service sales	—	—	2,022	—	2,022	—	—	507	—	507
Air distribution	—	—	—	37,586	37,586	—	—	—	7,782	7,782
Transportation safety	—	—	—	42,568	42,568	—	—	—	7,977	7,977
Office products	—	—	—	34,638	34,638	—	—	—	7,424	7,424
Total revenues	78,355	28,267	63,818	114,792	285,232	19,525	30,421	49,183	23,183	122,312

Cost of revenues:
Cost of sales - intellectual property operations	50,013	—	—	—	50,013	24,551	—	—	—	24,551
Cost of sales - industrial operations	—	14,475	—	—	14,475	—	14,912	—	—	14,912
Cost of sales - manufacturing operations	—	—	—	86,949	86,949	—	—	—	16,904	16,904
Cost of production - energy	—	—	49,315	—	49,315	—	—	36,291	—	36,291
Total cost of revenues	50,013	14,475	49,315	86,949	200,752	24,551	14,912	36,291	16,904	92,658
Segment gross profit	28,342	13,792	14,503	27,843	84,480	(5,026)	15,509	12,892	6,279	29,654

Other operating expenses:
General and administrative expenses and sales and marketing expenses	8,985	12,597	4,320	27,497	53,399	8,826	13,705	3,427	6,303	32,261
Segment operating income (loss)	$19,357	$1,195	$10,183	$346	31,081	$(13,852)	$1,804	$9,465	$(24)	(2,607)

Parent general and administrative expenses					24,672					30,319
Operating income (loss)					6,409					(32,926)
Total other income (expense)					24,902					(5,221)
Income (loss) before income taxes					$31,311					$(38,147)
The Company’s reportable asset information by segment is as follows:

	December 31,
	2025	2024
	(In thousands)
Total parent assets	$117,617	$150,033

Segment total assets:
Intellectual property operations	258,335	213,854
Industrial operations	50,866	48,438
Energy operations	216,806	209,355
Manufacturing operations	127,332	134,714
Total assets	$770,956	$756,394
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

	Years Ended December 31,
	2025					2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$74,413	$11,957	$63,818	$66,319	$216,507	$7,957	$12,855	$49,183	$13,400	$83,395
Canada and Latin America	—	1,462	—	22,626	24,088	6	857	—	3,569	4,432
Total Americas	74,413	13,419	63,818	88,945	240,595	7,963	13,712	49,183	16,969	87,827

Europe, Middle East and Africa	3,000	7,281	—	4,845	15,126	—	7,974	—	1,575	9,549

China	490	1,525	—	21,002	23,017	4,650	1,482	—	3,923	10,055
India	—	1,986	—	—	1,986	—	2,700	—	26	2,726
Asia-Pacific, excluding China and India	452	4,056	—	—	4,508	6,912	4,553	—	690	12,155
Total Asia-Pacific	942	7,567	—	21,002	29,511	11,562	8,735	—	4,639	24,936
Total revenues	$78,355	$28,267	$63,818	$114,792	$285,232	$19,525	$30,421	$49,183	$23,183	$122,312

	December 31, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$83	$163	$192,242	$6,080	$198,568
Canada	—	—	—	6,484	6,484
Europe	—	80	—	4,055	4,135
Asia-Pacific	—	605	—	2,204	2,809
Total	$83	$848	$192,242	$18,823	$211,996

	December 31, 2024
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$126	$220	$192,435	$7,685	$200,466
Canada	—	—	—	7,225	7,225
Europe	—	99	—	4,257	4,356
Asia-Pacific	—	925	—	2,573	3,498
Total	$126	$1,244	$192,435	$21,740	$215,545

23. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions through the filing of this Annual Report on Form 10-K, and determined that, except as set forth below, no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.
On March 11, 2026, the Company entered into an amendment to the Deflecto Credit Agreement (the “Deflecto Credit Agreement Amendment”), which, among other things, (i) decreased the Deflecto Revolving Credit Facility from $20 million to $10 million, (ii) set a fixed applicable margin of 3.50% for “Adjusted Term SOFR Rate” (as defined in the Deflecto Credit Agreement) borrowings through the reporting date of the March 31, 2027 financial statements required to be delivered under the Deflecto Credit Agreement, and (iii) obtained more favorable total net leverage ratio and fixed charge coverage ratio covenants in the near term.

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
No major discovery or other favorable or adverse event subsequent to December 31, 2025, is believed to have caused a material change in the estimates of net proved reserves as of that date.
Costs Incurred
The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities.

	Years Ended December 31,
	2025	2024
	(in thousands)
Costs incurred during the year:
Acquisition of properties	$5,180	$170,702
Development costs	8,087	7,728
Total	$13,267	$178,430
Acquisition costs for 2024 in the table above relate primarily to the Revolution acquisition which closed in the second quarter of 2024.

Capitalized Costs Relating to Crude Oil, Natural Gas and NGLs Producing Activities
Capitalized costs pertain to the producing activities in the Anadarko basin:

	Years Ended December 31,
	2025	2024
	(in thousands)
Capitalized costs:
Properties not being amortized(1)	$9,404	$4,848
Properties being amortized(1)	215,107	206,094
Total capitalized costs	$224,511	$210,942
Less accumulated depletion, amortization and impairment	(30,504)	(15,466)
Net capitalized costs	$194,007	$195,476
_________________________
(1)The year ended December 31, 2025 includes $1.3 million of costs classified as work-in-progress. The year ended December 31, 2024 includes the acquisition of property costs related to the Revolution acquisition.
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

	Years Ended December 31,
	2025	2024
	(in thousands)
Crude oil and natural gas sales	$61,796	$48,676
Production costs and other expense	(32,713)	(23,434)
Depreciation, depletion, amortization	(15,586)	(12,882)
Other operating expense	(3,681)	(3,181)
Results from crude oil and natural gas producing activities	$9,816	$9,179

Proved Reserves
The following table presents Benchmark’s estimated proved reserves by product.

	Crude Oil (MBbl)	Natural Gas (MMcf)	NGLs (MBbl)	Total (MBoe)
Total net proved reserves as of December 31, 2023(1)	361	18,444	1,156	4,591
Revisions of previous estimates	126	(2,902)	60	(298)
Extensions and discoveries	—	—	—	—
Purchase of minerals in place	5,192	57,246	7,933	22,666
Production	(364)	(4,678)	(536)	(1,680)
Total net proved reserves as of December 31, 2024(1)	5,315	68,110	8,613	25,279
Revisions of previous estimates	(357)	(3,842)	(964)	(1,961)
Extensions and discoveries	2,392	22,614	3,439	9,600
Purchase of minerals in place	734	4,445	691	2,166
Production	(453)	(5,827)	(657)	(2,081)
Total net proved reserves as of December 31, 2025(1)	7,631	85,500	11,122	33,003

Year-end proved developed reserves
2024	5,315	68,110	8,613	25,279
2025	4,874	60,709	7,362	22,354
Year-end proved undeveloped reserves(1)
2024	—	—	—	—
2025	2,757	24,791	3,760	10,649
_________________________
(1)In connection with our investment in Benchmark in November 2023 and Benchmark’s subsequent acquisition of the Revolution assets in 2024, we commenced an evaluation of the development potential of Benchmark’s undrilled assets. Benchmark had not adopted a long-term development plan as of December 31, 2024 and, in accordance with SEC rules, its unproved and unevaluated properties could not be classified as having proved undeveloped reserves as of such dates. All proved undeveloped reserves as of December 31, 2025 are part of a development plan adopted by Benchmark in 2025 indicating that such locations are scheduled to be drilled within five years of initial booking.
Revisions of Previous Estimates
Benchmark had downward revisions of previous estimates of proved reserves of 1,961 MBoe and 298 MBoe in 2025 and 2024, respectively. In 2025, 1,942 MBoe of the downward revisions are due to price decreases in the trailing 12-month averages for oil, gas and NGLs. In 2024, 789 MBoe of the downward revisions are due to price decreases in the trailing 12-month averages for oil, gas and NGLs that was partially offset by 491 MBoe of positive revisions due to the performance of its well due to the positive impact of the 2024 workover programs.
Purchase of Minerals in Place
During 2025, Benchmark had reserve additions due to the acquisition of 2,166 MBoe in the Anadarko Basin. During 2024, Benchmark had reserve additions due to the acquisition of 22,666 MBoe in the Anadarko Basin. For additional information on these asset additions, see Note 1—Description of Business—“Energy Operations Acquisition.”
Extensions and Discoveries
During 2025, Benchmark added 9,600 Mboe of proved reserves, of which, 9,330 Mboe related to new proved undeveloped reserves in the Anadarko Basin resulting from new development activities in the area which commenced in 2025.

Proved Undeveloped Reserves
Proved undeveloped reserves include those reserves that are expected to be recovered from future wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Undeveloped reserves may be classified as proved reserves on undrilled acreage directly offsetting development areas that are reasonably certain of economic producibility when drilled or where reliable technology provides reasonable certainty of economic producibility. Undrilled locations may be classified as having proved undeveloped reserves only if a development plan has been adopted indicating that they are scheduled to be drilled within five years, unless specific circumstances justify a longer time. As of December 31, 2024, Benchmark did not record any net proved undeveloped reserves as there had been no adopted development plan. In 2025, Benchmark adopted a development plan and spud their first horizontal development well in the Anadarko Basin which is expected to be completed and on production in March 2026.
The following table provide a reconciliation of our net proved undeveloped reserves for the years ended December 31, 2025:

Proved Undeveloped Reserves (MBoe)
Balance at December 31, 2024	—
Production	—
Revisions of previous estimates	—
Extensions and discoveries	9,330
Purchase of reserves	1,319
Balance at December 31, 2025	10,649
As of December 31, 2025, the Company expects to develop all of its PUD reserves, including all wells drilled but not yet completed within five years after the initial year booked through use of its Credit Facility and operating cash flows. All of the Benchmark’s PUD reserves are within its core acreage in the Anadarko Basin.
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
The following tables reflect Benchmark’s standardized measure of discounted future net cash flows from its proved reserves.

	Years Ended December 31,
	2025	2024
	(in thousands)
Future cash inflows	$896,743	$657,906
Future costs:
Production	(336,254)	(337,377)
Development and abandonment	(146,266)	(24,385)
Income taxes	(3,062)	(2,497)
Future net cash inflows	411,161	293,647
10% annual discount factor	(206,059)	(127,488)
Standardized measure of discounted future net cash flows	$205,102	$166,159

Future cash inflows, development costs and production costs were computed using the same assumptions for prices and costs that were used to estimate Benchmark’s proved oil and gas reserves at the end of each year. For 2025 estimates, Benchmark’s future realized prices were assumed to be $63.02 per Bbl for oil, $1.96 per Mcf for natural gas and $22.35 per Bbl for NGLs. Of the $146.3 million of future development and abandonment costs as of the end of 2025, $26.1 million, $15.9 million and $19.3 million are estimated to be spent in 2026, 2027 and 2028, respectively. For 2024 estimates, Benchmark’s future realized prices were assumed to be $72.01 per Bbl for oil, $0.86 per Mcf for natural gas and $25.16 per Bbl for NGLs. Of the $24.4 million of future development and abandonment costs as of the end of 2024, $900,000, $900,000 and $2.4 million are estimated to be spent in 2025, 2026 and 2027, respectively.
Future development costs include not only development costs but also future asset retirement costs. During 2025, included as part of the $146.3 million of future development costs are $23.5 million of future asset retirement costs. During 2024, included as part of the $24.4 million of future development costs are $22.3 million of future asset retirement costs. The future income tax expenses have been computed using statutory tax rates, giving effect to allowable tax deductions and tax credits under current laws.
The principal changes in Benchmark’s standardized measure of discounted future net cash flows are as follows:

	Years Ended December 31,
	2025	2024
	(in thousands)
Balance at beginning of period	$166,159	$24,337
Sales of crude oil and natural gas, net of production costs	(29,083)	(26,094)
Net changes in prices and production costs	9,615	(23,579)
Extensions and discoveries	36,346	—
Revisions of previous quantity estimates	(13,486)	(1,891)
Purchases of reserves	25,282	176,332
Changes in estimated future development costs	(912)	1,993
Development costs incurred during the period	297	—
Accretion of discount	16,759	14,214
Net change of income taxes	(99)	(1,174)
Change in production rates (timing) and other	(5,776)	2,021
Balance at end of period	$205,102	$166,159