Form 10-Q
period 2026-03-31
ACACIA RESEARCH CORP
filed 2026-05-07
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 4, 2026, was 96,589,132.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
March 31, 2026
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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
•The impact of the One Big Beautiful Bill Act of 2025; and
•Events that are outside of our control, such as political conditions and unrest in international markets, terrorist attacks, malicious human acts, hurricanes and other natural disasters, pandemics and other similar events.
We have based our forward-looking statements on management’s current expectations and projections about trends affecting our business and industry and other future events. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. For additional information related to the risks and uncertainties that may cause actual results to differ materially from those expressed or implied in the forward-looking statements described in this Quarterly Report, refer to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2026 (our “2025 Annual Report”), as well as in our other public filings with the SEC. In addition, actual results may differ materially as a result of additional risks and uncertainties of which we are currently unaware or which we do not currently view as material to our business.
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$307,507	$306,719
Equity securities	14,206	17,551
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	30,934	30,934
Loans receivable	8,137	15,299
Accounts receivable, net	28,694	26,165
Inventories	23,417	26,559
Prepaid expenses and other current assets	12,394	21,050
Total current assets	431,105	450,093

Property, plant and equipment, net	20,231	21,291
Oil and natural gas properties, net	195,879	190,705
Goodwill	25,735	25,790
Other intangible assets, net	45,294	48,148
Operating lease, right-of-use assets	11,657	11,500
Deferred income tax assets, net	18,290	14,836
Other non-current assets	7,680	8,593
Total assets	$755,871	$770,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,431	$13,358
Accrued expenses and other current liabilities	23,480	19,661
Accrued compensation	5,955	6,727
Current asset retirement obligation	1,608	1,589
Royalties and contingent legal fees payable	6,630	6,761
Deferred revenue	1,260	945
Total current liabilities	50,364	49,041

Asset retirement obligation	33,027	32,586
Long-term lease liabilities	8,867	8,424
Deferred income tax liabilities, net	2,182	2,152
Benchmark revolving credit facility	59,500	59,500
Deflecto facility	31,021	32,566
Other long-term liabilities	3,685	2,655
Total liabilities	188,646	186,924

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 96,589,132 and 96,475,469 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	96	96
Treasury stock, at cost, 20,542,064 shares as of March 31, 2026 and December 31, 2025	(118,542)	(118,542)
Accumulated other comprehensive income	784	670
Additional paid-in capital	916,010	915,330
Accumulated deficit	(269,845)	(254,104)
Total Acacia Research Corporation stockholders' equity	528,503	543,450

Noncontrolling interests	38,722	40,582

Total stockholders' equity	567,225	584,032

Total liabilities and stockholders' equity	$755,871	$770,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues:
Intellectual property operations	$722	$69,905
Industrial operations	7,182	7,676
Energy operations	18,669	18,306
Manufacturing operations	27,666	28,535
Total revenues	54,239	124,422

Costs and expenses:
Cost of revenues - intellectual property operations	4,833	27,912
Cost of revenues - industrial operations	3,279	4,064
Cost of production - energy operations	11,689	12,698
Cost of revenues - manufacturing operations	22,383	20,811
Sales and marketing expenses - industrial and manufacturing operations	3,119	3,312
General and administrative expenses	17,293	17,320
Total costs and expenses	62,596	86,117
Operating (loss) income	(8,357)	38,305

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	(1,559)	(4,777)
(Loss) gain on sale of equity securities	(605)	1,605
Net realized and unrealized loss	(2,164)	(3,172)
Loss on derivatives - energy operations	(10,699)	(5,021)
(Loss) gain on foreign currency exchange	(59)	155
Interest expense	(1,886)	(2,451)
Interest income	2,815	2,510
Other income (expense), net	185	(717)
Total other expense	(11,808)	(8,696)

(Loss) income before income taxes	(20,165)	29,609

Income tax benefit (expense)	2,564	(6,081)

Net (loss) income including noncontrolling interests in subsidiaries	(17,601)	23,528

Net loss attributable to noncontrolling interests in subsidiaries	1,860	759

Net (loss) income attributable to Acacia Research Corporation	$(15,741)	$24,287

(Loss) income per share:
Net (loss) income attributable to common stockholders - Basic	$(15,741)	$24,287
Weighted average number of shares outstanding - Basic	96,487,121	96,018,047
Basic net (loss) income per common share	$(0.16)	$0.25
Net (loss) income attributable to common stockholders - Diluted	$(15,741)	$24,287
Weighted average number of shares outstanding - Diluted	96,487,121	96,981,413
Diluted net (loss) income per common share	$(0.16)	$0.25

Other comprehensive income (loss):
Foreign currency translation	$114	$662
Total other comprehensive income, net	114	662
Total comprehensive (loss) income	(17,487)	24,190

Comprehensive loss attributable to noncontrolling interests	1,860	759

Comprehensive (loss) income attributable to Acacia Research Corporation	$(15,627)	$24,949
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Three Months Ended March 31, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	96,475,469	$96	$(118,542)	$915,330	$(254,104)	$670	$40,582	$584,032
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	(15,741)	—	(1,860)	(17,601)
Other comprehensive income	—	—	—	—	—	114	—	114
Issuance of common stock for vesting of restricted stock units	171,296	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	10,395	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(68,028)	—	—	(320)	—	—	—	(320)
Compensation expense for share-based awards	—	—	—	1,000	—	—	—	1,000
Balance at March 31, 2026	96,589,132	$96	$(118,542)	$916,010	$(269,845)	$784	$38,722	$567,225

	Three Months Ended March 31, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619
Net income (loss) including noncontrolling interests in subsidiaries	—	—	—	—	24,287	—	(759)	23,528
Other comprehensive income	—	—	—	—	—	662	—	662
Issuance of common stock for vesting of restricted stock units	244,629	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(121,926)	—	—	(471)	—	—	—	(471)
Compensation expense for share-based awards	—	—	—	922	—	—	—	922
Balance at March 31, 2025	96,171,702	$96	$(118,542)	$910,688	$(251,499)	$(518)	$37,035	$577,260
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities:
Net (loss) income including noncontrolling interests in subsidiaries	$(17,601)	$23,528
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Depreciation, depletion and amortization	8,487	10,610
Accretion of asset retirement obligation	455	434
Gain on disposal of assets	(487)	—
Compensation expense for share-based awards	1,000	922
Loss (gain) on foreign currency exchange	59	(155)
Change in fair value of equity securities	1,559	4,777
Loss (gain) on sale of equity securities	605	(1,605)
Unrealized loss on derivatives	9,726	4,978
Deferred income taxes	(3,424)	3,323
Changes in operating assets and liabilities:
Accounts receivable	(2,537)	(68,814)
Inventories	3,143	1,220
Prepaid expenses and other assets	8,620	728
Accounts payable and accrued expenses	(6,211)	1,223
Royalties and contingent legal fees payable	(131)	21,249
Deferred revenue	140	7
Net cash provided by operating activities	3,403	2,425

Cash flows from investing activities:
Acquisition, net of cash acquired and working capital adjustments	—	1,230
Patent acquisition	(1,750)	—
Purchases of equity securities	—	(4,827)
Sales of equity securities	1,181	6,726
Proceeds from loans receivable	7,200	—
Purchases of property and equipment	(740)	—
Net additions to oil and gas properties	(8,454)	(2,090)
Proceeds from disposition of property and equipment	1,581	—
Net cash (used in) provided by investing activities	(982)	1,039

Cash flows from financing activities:
Paydown of Benchmark revolving credit facility	—	(5,000)
Paydown of Deflecto Facility	(1,581)	(600)
Taxes paid related to net share settlement of share-based awards	(320)	(471)
Net cash used in financing activities	(1,901)	(6,071)

Effect of exchange rates on cash and cash equivalents	268	691

Increase (decrease) in cash and cash equivalents	788	(1,916)

Cash and cash equivalents, beginning of period	306,719	273,880

Cash and cash equivalents, end of period	$307,507	$271,964

Supplemental schedule of cash flow information:
Noncash investing and financing activities:
Patent acquisition of prepaid option	—	15,000
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
During the three months ended March 31, 2026, ARG did not obtain control of any new patent portfolios. During the three months ended March 31, 2025, ARG obtained control of one new patent portfolio.
Industrial Operations
Our Industrial Operations consists of our wholly-owned, subsidiary, Printronix Holding Corp (“Printronix”). Printronix is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances.
Energy Operations
The Company’s Energy Operations consists of an approximately 73.5% interest in Benchmark Energy II, LLC (“Benchmark”). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Benchmark’s current position is concentrated in the Anadarko Basin region of Western Oklahoma and the Texas panhandle, where it has a production base comprising approximately 156,000 net acres located primarily in Ellis and Roger Mills counties, Oklahoma and Lipscomb, Hemphill, Ochiltree and Roberts counties, Texas. Within its operating areas, Benchmark’s assets are prospective for multiple formations, most notably the Cleveland, Granite Wash and Cherokee formations. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
Manufacturing Operations
The Company’s Manufacturing Operations consists of its wholly-owned subsidiary Deflecto Acquisition, Inc. (“Deflecto”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of March 31, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.

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
In 2020, the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia, is the majority shareholder of MalinJ1.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, as reported by Acacia in its 2025 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of March 31, 2026, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

License revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Paid-up license revenue agreements	$100	$69,490
Recurring license revenue agreements	622	415
Total	$722	$69,905
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
Revenues for products are generally recognized upon shipment, whereas revenues for services are generally recognized over time, assuming all other criteria for revenue recognition have been met. As a practical expedient, incremental costs of obtaining a contract are expensed as incurred when the expected amortization period is one year or less. There are no cost-to-obtain contracts recorded as assets as of March 31, 2026 and December 31, 2025. Service revenue commissions are tied to the revenue recognized during the current year of the related sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.
Printronix offers printer-maintenance services through service agreements that customers may purchase separately from the printer. These agreements commence upon expiration of the standard warranty period. Printronix provides the point-of-

customer-contact, dispatches calls and sells the parts used for printer repairs to service providers. Printronix contracts third parties to perform the on-site repair services at the time of sale which covers the period of service at a set amount. The maintenance service agreements are separately priced at a stand-alone value. For those transactions in which maintenance service agreements are purchased concurrently with the purchase of printers, the revenue is deferred based on the selling price, which approximates the stand-alone value for separately sold maintenance services agreements. Revenue from maintenance service contracts are recognized on a straight-line basis over the period of each individual contract, which is consistent with the pattern in which the benefit is consumed by the customer.
Printronix’s net revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Printers, consumables and parts	$6,406	$6,903
Services	776	773
Total	$7,182	$7,676
Refer to Note 17 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under ASC 606 and consists of payments and billings in advance of the performance. Printronix recognized $163,000 and $162,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended March 31, 2026 and 2025, respectively.
Printronix’s payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix’s remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $923,000 and $1.1 million as of March 31, 2026 and December 31, 2025, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of March 31, 2026 are expected to be recognized over a period of approximately two years.
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
Benchmark’s revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Oil sales	$8,652	$7,948
Natural gas sales	6,120	5,340
Natural gas liquids sales	3,289	4,665
Other service sales	608	353
Total	$18,669	$18,306
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

Deflecto’s revenues were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Transportation safety	$10,525	$10,128
Air distribution	8,561	9,856
Office products	8,580	8,551
Total	$27,666	$28,535
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
Accounts Receivable and Allowance for Credit Losses
The opening balances of accounts receivable from contracts with customers for the three months ended March 31, 2026 and 2025 was $26.2 million and $26.9 million, respectively, which were net of allowances for estimated credit losses of $1.3 million in both periods.
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of March 31, 2026 and December 31, 2025.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of March 31, 2026 and December 31, 2025, Printronix’s combined allowance for credit losses and allowance for sales returns was $425,000 and $427,000, respectively.
Energy Operations
Benchmark’s oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark’s accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of March 31, 2026 and December 31, 2025, Benchmark’s allowance for credit losses was $225,000.
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
Deflecto utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on Deflecto’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: past due receivables and the customer creditworthiness on the level of estimated credit losses in the existing receivables. Deflecto’s allowance for expected credit losses and discounts was $502,000 and $683,000 as of March 31, 2026 and December 31, 2025, respectively. Customer rebate reserves were $3.2 million and $3.4 million as of March 31, 2026 and December 31, 2025, respectively. Deflecto’s allowance for expected credit losses and discounts and customer rebates are reported as a reduction of accounts receivable.
Loans Receivable
In August 2025, the Company partnered with Unchained Capital, which provides financial services tailored for Bitcoin holders (“Unchained”), and Build Asset Management, an investment adviser focused on the Bitcoin space (“Build”), to purchase commercial whole loans collateralized by Bitcoin (the “Loans”). The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Interest income on the Loans is accrued and recognized as interest income at the contractual rate of interest. Loans receivable are carried at amortized cost net of an allowance for credit losses. The allowance is determined based on borrower creditworthiness, volatility, historical loss experience and forecasted conditions. The Company monitors the credit quality of the Loans primarily based on collateral coverage, as all Loans are fully collateralized by Bitcoin and represent a single origination vintage. The Company has the contractual right to liquidate the Bitcoin collateral upon a borrower default, subject to the terms of the underlying loan agreements. As of March 31, 2026, all Loans were current. Allowance for credit losses was immaterial as of March 31, 2026 and December 31, 2025. The outstanding balance of the loans receivable, including accrued interest, was $8.1 million and $15.3 million as of March 31, 2026 and December 31, 2025, respectively.
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
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At March 31, 2026, as most of Benchmark’s wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
As the implicit rate in the Company’s leases is generally unknown, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Company gives consideration to its credit risk, term of the lease, total lease payments and adjusts for the impacts of collateral, as necessary, when calculating its incremental borrowing rates. The Company evaluates renewal options at lease inception and on an ongoing basis, and includes renewal options that it is reasonably certain to exercise in its expected lease terms when classifying leases and measuring lease liabilities. As permitted under U.S. GAAP, for some leases the

Company does not separate lease components from non-lease component by class of asset and the Company does not record assets or liabilities for leases with terms of one year or less.
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
Deflecto’s intangible assets consist of trade names, trademarks and customer relationships related to unique manufacturing technology and product design. These definite-lived intangible assets, at the time of acquisition, were recorded at fair value and are stated net of accumulated amortization. Deflecto currently amortizes the definite-lived intangible assets on a straight-line basis over their estimated useful lives from two months to 15 years. Refer to Note 7 for additional information.
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
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivables, loans receivables, current liabilities, Benchmark Revolving Credit Facility and Deflecto Facility approximates their fair values due to their short-term maturities or the fact that the interest rate of the Benchmark Revolving Credit Facility and Deflecto Facility is based upon current market rates. Refer to Note 12 for additional information.
Fair Value Measurements
U.S. GAAP defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date, and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. Refer to Note 12 for additional information.
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
The provision for income taxes for interim periods is determined using an estimate of Acacia’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates the estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is recorded. For the three months ended March 31, 2026 we used a discrete year-to-date effective tax rate method to calculate taxes as we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate (“AETR”) for our U.S. operations, and therefore the AETR method would not provide a reliable estimate for the period presented. For our foreign operations, taxes have been calculated using the AETR method. The tax expense or benefit attributable to our foreign operations is computed using a separate estimated AETR for those jurisdictions and applied to their respective year-to-date ordinary income or loss in accordance with ASC 740-270-30-36.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which provides a practical expedient to measure credit losses on accounts receivable and contract assets. The standard is effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. Management is currently evaluating the impact that the amendments in this update may have on the Company’s consolidated financial statements.
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
3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
March 31, 2026:
Equity securities - other common stock	$16,436	$835	$(3,065)	$14,206

December 31, 2025:
Equity securities - other common stock	$18,227	$71	$(747)	$17,551
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”) for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020. The total fair value of the remaining Life Sciences Portfolio investment of $25.7 million, which primarily consists of private life sciences companies, was included in our consolidated balance sheets as of March 31, 2026 and December 31, 2025. Unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations and comprehensive income (loss). There are no unrealized and realized gains or losses from our investment in the Life Sciences Portfolio for the three months ended March 31, 2026 and 2025.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was used to allocate to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. As of March 31, 2026 and December 31, 2025, this investment did not meet the significance thresholds for additional summarized income statement disclosures, as defined by the SEC. No distributions were received during the three months ended March 31, 2026 and 2025.
4. INVENTORIES
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Raw materials	$6,095	$6,018
Subassemblies and work in process	1,032	1,084
Finished goods	16,290	19,457
Total inventories	$23,417	$26,559

5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$13,186	$12,501
Vehicles	510	573
Furniture and fixtures	986	999
Computer hardware and software	1,591	1,574
Land	2,540	2,877
Building and leasehold improvements	7,375	8,398
	26,188	26,922
Accumulated depreciation and amortization	(5,957)	(5,631)
Property, plant and equipment, net	$20,231	$21,291
Total depreciation and amortization expense for the assets above in the consolidated statements of operations and comprehensive income (loss) was $567,000 and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. Our Intellectual Property Operations, Manufacturing Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended March 31, 2026 and 2025, our Industrial Operations allocated depreciation and amortization, totaling $83,000 and $117,000, respectively, to all applicable operating expense categories, including cost of sales of $62,000 and $83,000, respectively. During the three months ended March 31, 2026, Deflecto completed the sale of a portion of its U.K. facility with net proceeds of $1.6 million, which were used to paydown the outstanding Deflecto Facility.
6. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark’s oil and natural gas properties consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Proved oil and gas properties	$218,638	$210,280
Unproved oil and gas properties	8,121	8,065
Accumulated depletion and depreciation	(30,880)	(27,640)
Oil and natural gas properties, net	$195,879	$190,705
Total depletion and depreciation expense for the proved oil and gas properties in the consolidated statements of operations and comprehensive income (loss) was $3.3 million and $3.9 million, respectively, for the three months ended March 31, 2026 and 2025. Our Energy Operations includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of March 31, 2026 and December 31, 2025.

7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Balance at December 31, 2025	$7,541	$1,449	$16,800	$25,790
Effect of foreign currency translation	—	—	(55)	(55)
Impairment losses	—	—	—	—
Balance at March 31, 2026	$7,541	$1,449	$16,745	$25,735
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 1 for additional information related to the Printronix, Benchmark and Deflecto acquisitions.
Other intangible assets, net consisted of the following:

	March 31, 2026
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$368,153	$(356,473)	$11,680
Industrial operations	7 years	3,400	(2,176)	1,224
Total patents		371,553	(358,649)	12,904
Customer relationships:
Industrial operations	7 years	5,300	(3,392)	1,908
Manufacturing operations	15 years	21,843	(2,084)	19,759
Total customer relationships		27,143	(5,476)	21,667
Trade name and trademarks:
Industrial operations	7 years	3,430	(2,195)	1,235
Manufacturing operations	10 years	399	(59)	340
Manufacturing operations	Indefinite	8,073	—	8,073
Total trade name and trademarks		11,902	(2,254)	9,648
Developed technology - manufacturing operations	10 years	1,000	(145)	855
Favorable leases - manufacturing operations	1.9 years	419	(199)	220
Total		$412,017	$(366,723)	$45,294

	December 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$366,402	$(352,713)	$13,689
Industrial operations	7 years	3,400	(2,055)	1,345
Total patents		369,802	(354,768)	15,034
Customer relationships:
Industrial operations	7 years	5,300	(3,203)	2,097
Manufacturing operations	15 years	21,830	(1,702)	20,128
Total customer relationships		27,130	(4,905)	22,225
Trade name and trademarks:
Industrial operations	7 years	3,430	(2,072)	1,358
Manufacturing operations	10 years	401	(49)	352
Manufacturing operations	Indefinite	8,043	—	8,043
Total trade name and trademarks		11,874	(2,121)	9,753
Developed technology - manufacturing operations	10 years	1,000	(120)	880
Favorable leases - manufacturing operations	1.9 years	705	(449)	256
Total		$410,511	$(362,363)	$48,148
Total other intangible asset amortization expense in the consolidated statements of operations and comprehensive income (loss) was $4.6 million and $5.4 million for the three months ended March 31, 2026 and 2025, respectively. The Company did not record charges related to impairment of other intangible assets for the three months ended March 31, 2026 and 2025. There was no accelerated amortization of other intangible assets for the three months ended March 31, 2026 and 2025. Intellectual Property Operations amortization of patents was $3.8 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively. Intellectual Property Operations amortization of patents is expensed in cost of revenues. Industrial Operations amortization of intangible assets was $433,000 and $435,000 for the three months ended March 31, 2026 and 2025, respectively. Manufacturing Operations amortization of intangible assets was $442,000 and $472,000 for the three months ended March 31, 2026 and 2025, respectively. Industrial Operations and Manufacturing Operations amortization of intangible assets is expensed in general and administrative expenses.
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

The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2026	$6,989
2027	9,303
2028	4,405
2029	1,611
2030	1,611
2031	1,611
Thereafter	11,691
Total	$37,221
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs were included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2025, ARG exercised the option to acquire all rights to license and enforce the portfolio and capitalized $15.0 million in patent and patent rights costs. During the three months ended March 31, 2026, ARG paid $1.8 million for additional rights in an existing patent portfolio.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2026	December 31, 2025
	(In thousands)
Benchmark derivative	$2,612	$—
Accrued consulting and other professional fees	1,710	1,345
Income taxes payable	1,500	1,210
Sales tax and fees payable	6,755	6,928
Interest accrual	1,110	1,216
Drilling and completion accrual	1,258	578
Service contract costs, current	785	721
Short-term lease liability	3,873	4,181
Other accrued liabilities	3,877	3,482
Total	$23,480	$19,661

9. ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in asset retirement obligations in the consolidated balance sheets:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Beginning balance	$34,175	$32,616
Liabilities acquired	5	—
Liabilities settled	—	(84)
Accretion of discounts	455	434
Ending balance	$34,635	$32,966
Less: Current portion	(1,608)	(1,565)
Asset retirement obligation, long-term	$33,027	$31,401
10. REVOLVING CREDIT FACILITY AND TERM LOAN
Benchmark Loan Agreement
On April 17, 2024 (the “Revolution Closing Date”), in connection with the Revolution Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the “Benchmark Loan Agreement”) with Frost Bank, as Administrative Agent and LC Issuer (“Frost Bank”) and the lenders from time to time party thereto (the “Benchmark Lenders”), governing a revolving credit facility with a maximum aggregate credit amount of $150 million (the “Benchmark Revolving Credit Facility”), approximately $85 million of which was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Revolution Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. On November 3, 2025, BE Anadarko II, LLC, entered into a Second Amendment to the original Benchmark Loan Agreement (“Second Amendment”) with Frost Bank and the Benchmark Lenders. Pursuant to the Second Amendment, the Benchmark Revolving Credit Facility has been amended to mature on April 17, 2029. All other terms, conditions and provisions of the Benchmark Loan Agreement remain materially unchanged. During the three months ended March 31, 2026, Benchmark did not make any payments under the Benchmark Revolving Credit Facility. During the three months ended March 31, 2025, Benchmark made payments of $5.0 million under the Benchmark Revolving Credit Facility reducing the borrowing base. The outstanding balance on the Benchmark Revolving Credit Facility was $59.5 million as of March 31, 2026 and December 31, 2025.
Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Benchmark Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of March 31, 2026, the weighted average interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 7%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee of 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable. As of March 31, 2026, Benchmark was in compliance with its covenants related to the Benchmark Loan Agreement.

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
The Deflecto Credit Agreement contains customary events of default, including, among others, nonpayment (with a grace period for interest payments), material inaccuracy of representations and warranties, violation of covenants (subject to certain grace periods), cross-default to other material indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Deflecto Credit Agreement immediately due and payable. As of March 31, 2026, Deflecto was in compliance with its covenants related to the Deflecto Credit Agreement.
On October 18, 2024, in connection with the closing of the Deflecto Transaction, Deflecto borrowed $48.0 million under the Deflecto Term Loan to finance, in part, the Purchase Price for the Deflecto Transaction. Borrower may borrow additional amounts under the Deflecto Facility from time to time as opportunities and needs arise, subject to the terms of the Deflecto Facility. On March 11, 2026, the Company entered into an amendment to the Deflecto Credit Agreement (the “Deflecto Credit Agreement Amendment”), which constitutes a loan modification. The amendment, among other things, (i) decreased the Deflecto Revolving Credit Facility from $20 million to $10 million, (ii) set a fixed applicable margin of 3.50% for “Adjusted Term SOFR Rate” (as defined in the Deflecto Credit Agreement) borrowing through the reporting date of the March 31, 2027 financial statements required to be delivered under the Deflecto Credit Agreement, and (iii) obtained more favorable total net leverage ratio and fixed charge coverage ratio covenants in the near term.
During the three months ended March 31, 2026 and 2025, Deflecto made payments of $1.6 million and $600,000 under the Deflecto Facility, respectively. As of March 31, 2026, the interest rate associated with the outstanding balance on the Deflecto Term Loan was 7%. Deflecto’s outstanding balance on the Deflecto Term Loan, net of debt discount and issuance costs was $31.0 million and $32.6 million as of March 31, 2026 and December 31, 2025, respectively. Deflecto’s outstanding balance on the Deflecto Revolving Credit Facility was zero as of March 31, 2026 and December 31, 2025.

The table below presents the maturities for the Benchmark Revolving Credit Facility and Deflecto Facility excluding debt discount and debt issuance costs discussed above, as of March 31, 2026:

Years Ending December 31,
Remainder of 2026	$—
2027	—
2028	2,500
2029	88,531
Total maturity balance	$91,031
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
On October 30, 2022, and following the unanimous recommendation of the Special Committee of the Board, the Company entered into a Recapitalization Agreement with Starboard (the "Recapitalization Agreement") in order to simplify the Company’s capital structure. As a result of the closing of the transactions contemplated by the Recapitalization Agreement, Starboard owned 61,123,595 shares of common stock as of July 13, 2023, representing approximately 61.2% of the common stock based on 99,886,322 shares of common stock issued and outstanding as of such date.
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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the three months ended March 31, 2026 and 2025 the Company did not make any reimbursements to Starboard under the Services Agreement.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:
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
Commodity Derivative Instruments. Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement (“ISDA”) with its counterparties. The net aggregate fair value of the open commodity derivatives liabilities was $3.9 million as of March 31, 2026 and was recorded in accrued expenses and other current liabilities and other long-term liabilities, in the consolidated balance sheet. The net aggregate fair value of the open commodity derivatives assets was $5.8 million as of December 31, 2025 and was recorded in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet. Refer to Note 2 to the consolidated financial statements included in our 2025 Annual Report regarding commodity derivative instruments.
Bitcoin option contracts. Bitcoin option contracts includes Bitcoin exchange-traded options that are recorded at fair value based on the quoted market price of each option on the valuation date. The fair value of these options are within Level 1 of the valuation hierarchy.
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
March 31, 2026:
Equity securities	$14,206	$—	$—	$14,206
Commodity derivative instruments	—	—	—	—
Bitcoin option contracts	312	—	—	312
Total	$14,518	$—	$—	$14,518

December 31, 2025:
Equity securities	$17,551	$—	$—	$17,551
Commodity derivative instruments	—	5,832	—	5,832
Bitcoin option contracts	162	—	—	162
Total	$17,713	$5,832	$—	$23,545

Liabilities
March 31, 2026:
Commodity derivative instruments	$—	$3,894	$—	$3,894

December 31, 2025:
Commodity derivative instruments	$—	$—	$—	$—
Information about financial instruments that are eligible for offset in the consolidated balance sheets were as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Commodity derivative assets
Gross amount of recognized assets	$1,326	$6,229
Gross amount offset on the balance sheet	(1,326)	(397)
Net amount of assets on the balance sheet	$—	$5,832

Commodity derivative liabilities
Gross amount of recognized liabilities	$5,220	$397
Gross amount offset on the balance sheet	(1,326)	(397)
Net amount of liabilities on the balance sheet	$3,894	$—
Benchmark’s realized derivative loss was $1.0 million and $43,000 for the three months ended March 31, 2026 and 2025, respectively. Benchmark’s unrealized derivative loss was $9.7 million and $5.0 million for the three months ended March 31, 2026 and 2025.
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
13. RELATED PARTY TRANSACTIONS
In 2023, the Company entered into a Loan Facility (“Loan Facility”) with a related private portfolio company. As of March 31, 2026 and December 31, 2025, the Loan Facility balance including interest receivable was $5.5 million and $5.3 million, respectively. The Loan Facility is not impaired and no allowance for credit loss was deemed necessary as of March 31, 2026. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $129,000 and $87,000 in interest income during the three months ended March 31, 2026 and 2025, respectively. The receivable is included in other non-current assets in the consolidated balance sheets.
In August 2025, the Company partnered with Unchained and Build to purchase the Loans. The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Gavin Molinelli, Chairman of the Board and a Senior Partner and Co-Portfolio Manager of Starboard, is a limited partner in Build Secured Income Fund I, a private investment fund managed by Build, which also purchases loans originated by Unchained. During the three months ended March 31, 2026, the Company paid Build approximately $60,000 for its services.
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
Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of March 31, 2026.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark’s acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto as of March 31, 2026.
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of March 31, 2026, there were 12,155,281 shares of common stock available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of March 31, 2026, there are 15,460,655 shares of common stock reserved for issuance under the Plans.

The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2025	993,187	$4.16	$57	6.3 years
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited/Expired	—	$—	$—
Outstanding at March 31, 2026	993,187	$4.16	$818	6.1 years
Exercisable at March 31, 2026	993,187	$4.16	$818	6.1 years
Vested and expected to vest at March 31, 2026	993,187	$4.16	$818	6.1 years
Unrecognized stock-based compensation expense at March 31, 2026 (in thousands)	$—
Weighted average remaining vesting period at March 31, 2026	zero
During the three months ended March 31, 2026, there were no stock options granted. The aggregate fair value of options vested during the three months ended March 31, 2026 was $268,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2025	—	$—	502,019	$4.11	1,981,464	$4.61
Granted	10,395	$4.81	—	$—	—	$—
Vested	(10,395)	$4.81	(171,296)	$4.14	—	$—
Forfeited	—	$—	—	$—	—	$—
Nonvested at March 31, 2026	—	$—	330,723	$4.10	1,981,464	$4.61
Unrecognized stock-based compensation expense at March 31, 2026 (in thousands)	$—		$233		$322
Weighted average remaining vesting period at March 31, 2026	—		0.2 years		0.2 years
RSAs and RSUs granted are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the three months ended March 31, 2026 was $50,000. The aggregate fair value of RSUs vested during the three months ended March 31, 2026 was $708,000. During the three months ended March 31, 2026, RSAs and RSUs totaling 181,691 shares were vested and 68,028 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted can be earned based upon the level of achievement of the Company’s compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia’s common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company recognized $4.9 million of cumulative stock compensation expense related to the PSUs based on the probability assessment performed as of March 31, 2026.

Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Options	$40	$99
RSAs	50	45
RSUs	483	559
PSUs	427	219
Total compensation expense for share-based awards	$1,000	$922
Total unrecognized stock-based compensation expense for time and performance based awards as of March 31, 2026 was $555,000, which will be amortized over a weighted average remaining vesting period of two months.
16. INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended March 31,
	2026	2025
	(In thousands, except share and per share data)
Numerator:
Net (loss) income attributable to common stockholders - Basic	$(15,741)	$24,287
Net (loss) income attributable to common stockholders - Diluted	$(15,741)	$24,287

Denominator:
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Basic	96,487,121	96,018,047
Potentially dilutive common shares:
Employee stock options, restricted stock units and performance stock units	—	963,366
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	96,487,121	96,981,413

Basic net (loss) income per common share	$(0.16)	$0.25
Diluted net (loss) income per common share	$(0.16)	$0.25

Anti-dilutive potential common shares excluded from the computation of diluted net (loss) income per share:
Equity-based incentive awards	—	5,804
Total	—	5,804
17. SEGMENT REPORTING
As of March 31, 2026, the Company operates and reports its results in four reportable segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
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
We regularly provide management reports to the CODM that include segment revenue and segment operating income (loss). The significant segment expense reports regularly provided to the CODM include cost of revenue and operating expenses. There were no significant inter-segment transactions during the three months ended March 31, 2026 and 2025.

The Company’s reportable segment information is as follows:

	Three Months Ended March 31,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues:
License fees	$722	$—	$—	$—	$722	$69,905	$—	$—	$—	$69,905
Revenues - industrial operations	—	7,182	—	—	7,182	—	7,676	—	—	7,676
Oil sales	—	—	8,652	—	8,652	—	—	7,948	—	7,948
Natural gas sales	—	—	6,120	—	6,120	—	—	5,340	—	5,340
Natural gas liquids sales	—	—	3,289	—	3,289	—	—	4,665	—	4,665
Other service sales	—	—	608	—	608	—	—	353	—	353
Air distribution	—	—	—	8,561	8,561	—	—	—	9,856	9,856
Transportation safety	—	—	—	10,525	10,525	—	—	—	10,128	10,128
Office products	—	—	—	8,580	8,580	—	—	—	8,551	8,551
Total revenues	722	7,182	18,669	27,666	54,239	69,905	7,676	18,306	28,535	124,422

Cost of revenues:
Cost of sales - intellectual property operations	4,833	—	—	—	4,833	27,912	—	—	—	27,912
Cost of sales - industrial operations	—	3,279	—	—	3,279	—	4,064	—	—	4,064
Cost of sales - manufacturing operations	—	—	—	22,383	22,383	—	—	—	20,811	20,811
Cost of production - energy	—	—	11,689	—	11,689	—	—	12,698	—	12,698
Total cost of revenues	4,833	3,279	11,689	22,383	42,184	27,912	4,064	12,698	20,811	65,485
Segment gross (loss) profit	(4,111)	3,903	6,980	5,283	12,055	41,993	3,612	5,608	7,724	58,937

Other operating expenses:
General and administrative expenses and sales and marketing expenses	3,257	3,027	1,663	5,739	13,686	3,485	3,310	1,607	7,453	15,855
Segment operating (loss) income	$(7,368)	$876	$5,317	$(456)	(1,631)	$38,508	$302	$4,001	$271	43,082

Parent general and administrative expenses					6,726					4,777
Operating (loss) income					(8,357)					38,305
Total other expense					(11,808)					(8,696)
(Loss) income before income taxes					$(20,165)					$29,609
The Company’s reportable asset information by segment is as follows:

	March 31, 2026	December 31, 2025
	(In thousands)
Total parent assets	$112,717	$117,617

Segment total assets:
Intellectual property operations	252,448	258,335
Industrial operations	52,561	50,866
Energy operations	214,593	216,806
Manufacturing operations	123,552	127,332
Total assets	$755,871	$770,956
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

	Three Months Ended March 31,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$—	$2,761	$18,669	$16,221	$37,651	$69,903	$2,938	$18,306	$17,799	$108,946
Canada and Latin America	—	175	—	4,596	4,771	—	290	—	6,069	6,359
Total Americas	—	2,936	18,669	20,817	42,422	69,903	3,228	18,306	23,868	115,305

Europe, Middle East and Africa	—	1,909	—	1,287	3,196	—	2,330	—	1,124	3,454

China	—	400	—	5,562	5,962	—	372	—	3,543	3,915
India	—	570	—	—	570	—	624	—	—	624
Asia-Pacific, excluding China and India	722	1,367	—	—	2,089	2	1,122	—	—	1,124
Total Asia-Pacific	722	2,337	—	5,562	8,621	2	2,118	—	3,543	5,663
Total revenues	$722	$7,182	$18,669	$27,666	$54,239	$69,905	$7,676	$18,306	$28,535	$124,422

	March 31, 2026
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$70	$160	$197,385	$6,414	$204,029
Canada	—	—	—	6,501	6,501
Europe	—	421	—	2,832	3,253
Asia-Pacific	—	198	—	2,129	2,327
Total	$70	$779	$197,385	$17,876	$216,110

	December 31, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$83	$163	$192,242	$6,080	$198,568
Canada	—	—	—	6,484	6,484
Europe	—	80	—	4,055	4,135
Asia-Pacific	—	605	—	2,204	2,809
Total	$83	$848	$192,242	$18,823	$211,996
18. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions through the filing of this Quarterly Report on Form 10-Q, and determined that no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these “forward-looking statements” as a result of various factors including the risks we discuss in “Item 1A. Risk Factors" to our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere herein. For additional information, refer to the section above entitled “Cautionary Note Regarding Forward-Looking Statements.”
General
We are a disciplined value-oriented acquirer and operator of businesses across public and private markets and industries including, but not limited to, the industrial, energy and technology sectors. We acquire businesses with a view towards strong free cash flow generation and with an ability to scale where we can tap into our deep industry relationships, significant capital base, and transaction expertise to materially improve performance. We are focused on sourcing, execution, and improvement. We find unique situations and bring a flexible and creative approach to transacting, combining relationships and expertise to drive continual improvement in operating performance. We approach transactions as business owners and operators rather than purely as financial investors. We believe this differentiates us in creating long-term value for shareholders and partners. We define value through free cash flow generation, book value appreciation, and stock price growth. These are the pillars of the Acacia story.
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
We regularly evaluate potential value accretive opportunities to acquire new businesses, where our research, execution and operating partners can drive attractive earnings and book value per share growth. Our long-term focus positions our businesses to navigate economic cycles and allows sellers and other counterparties to have confidence that a transaction is not dependent on achieving the types of performance hurdles demanded by private equity sponsors. We consider opportunities based on the attractiveness of the underlying cash flows, without regard to a specific fund life or investment horizon.
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
Relationship with Starboard Value, LP
Our strategic relationship with Starboard provides us access to industry expertise, and operating partners and industry experts to evaluate potential acquisition opportunities and enhance, the oversight and value creation of such businesses once acquired. Starboard has provided, and we expect will continue to provide, ready access to its extensive network of industry executives and, as part of our relationship, Starboard has assisted, and we expect will continue to assist, with sourcing and evaluating appropriate acquisition opportunities.
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of March 31, 2026, across nearly 200 patent portfolio licensing and enforcement programs. As of March 31, 2026, we have generated gross licensing revenue of approximately $1.9 billion, and have returned $900.1 million to our patent partners. Since January 1, 2022, we generated gross licensing revenue of approximately $207.3 million and returned approximately $63.1 million to our patent partners.
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
Industrial Operations
Printronix Holding Corp. (“Printronix”) is a leading manufacturer and distributor of industrial impact printers, also known as line matrix printers, and related consumables and services. The Printronix business serves a diverse group of customers that operate across healthcare, food and beverage, manufacturing and logistics, and other sectors. This mature technology is known for its ability to operate in hazardous environments. Printronix has a manufacturing site located in Malaysia and third-party configuration sites located in the United States, Singapore and Holland, along with sales and support locations around the world to support its global network of users, channel partners and strategic alliances.
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
On April 17, 2024, Benchmark consummated the Revolution Transaction contemplated in the Revolution Purchase Agreement. Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells. As of March 31, 2026, the Company’s interest in Benchmark is approximately 73.5%.
For more information, refer to the section entitled “Energy Operations Business” below.
Manufacturing Operations
Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of March 31, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
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
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of March 31, 2026, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of private securities valued at $25.7 million at March 31, 2026. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
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
We did not acquire any new patent portfolios during the three months ended March 31, 2026. During the year ended December 31, 2025, we acquired one new patent portfolio consisting of Wi-Fi 7 standard essential patents. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired have estimated economic useful lives ranging from two to five years.
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

Manufacturing Operations Business
In October 2024, we acquired Deflecto, a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets that is headquartered in Indianapolis, Indiana. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of March 31, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
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
In addition to the following results of operations discussion, more information related to our Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations segment revenues may be found in Notes 2 and 17 to the consolidated financial statements.
Results of Operations
Summary of Results of Operations

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$54,239	$124,422	$(70,183)	(56%)
Total costs and expenses	62,596	86,117	(23,521)	(27%)
Operating (loss) income	(8,357)	38,305	(46,662)	n/m
Total other expense	(11,808)	(8,696)	(3,112)	36%
(Loss) income before income taxes	(20,165)	29,609	(49,774)	n/m
Income tax benefit (expense)	2,564	(6,081)	8,645	n/m
Net (loss) income attributable to Acacia Research Corporation	(15,741)	24,287	(40,028)	n/m
Results of Operations - three months ended March 31, 2026 compared with the three months ended March 31, 2025
Total revenues decreased $70.2 million to $54.2 million for the three months ended March 31, 2026, as compared to $124.4 million for the three months ended March 31, 2025, primarily due to a decrease in our Intellectual Property Operations revenues and to a lesser extent, a decrease in Manufacturing Operations revenues. Intellectual Property Operations revenues decreased due to a decrease in new license agreements and a decrease in average license fees, which contributed to Intellectual Property Operations revenues decreasing by $69.2 million. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Manufacturing Operations revenues decreased $869,000 largely due to a decrease in revenues from our air distribution end market.
Loss before income taxes was $20.2 million for the three months ended March 31, 2026, as compared to income of $29.6 million for the three months ended March 31, 2025. The net decrease comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 as follows:
~~•~~Total costs and expenses decreased $23.5 million, from $86.1 million to $62.6 million in 2026 primarily due to the following:
◦Cost of revenues for Intellectual Property Operations decreased $23.1 million, from $27.9 million in 2025 to $4.8 million in 2026 primarily due to a decrease in inventor royalties, contingent legal fees, litigation and licensing expenses and patent amortization expense associated with the revenue decrease noted above. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
•Total other expense increased $3.1 million, from $8.7 million to $11.8 million in 2026, primarily due to the following:
◦Realized and unrealized loss on derivatives from our Energy Operations increased by $5.7 million. This was partially offset by a $1.0 million decrease in the net realized and unrealized loss on equity securities, a $565,000 decrease in interest expense and a $902,000 net change in other income (expense), net, primarily driven by a gain on disposal of assets from our Manufacturing Operations. Refer to “Other Income/Expense” below for further detail and discussion.

Intellectual Property Operations
Revenues
ARG’s revenue activity for the periods presented included the following:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$100	$69,490	$(69,390)	(100%)
Recurring license revenue agreements	622	415	207	50%
Total revenues	$722	$69,905	$(69,183)	(99%)

New license agreements executed	1	2	(1)	(50%)
Licensing and enforcement programs generating revenues	5	6	(1)	(17%)
Licensing and enforcement programs with initial revenues	—	1	(1)	(100%)
New patent portfolios	—	1	(1)	(100%)
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $69.4 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to a decrease in average license fees.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$188	$16,541	$(16,353)	(99%)
Contingent legal fees	32	4,798	(4,766)	(99%)
Litigation and licensing expenses	853	2,054	(1,201)	(58%)
Amortization of patents	3,760	4,519	(759)	(17%)
Total	$4,833	$27,912	$(23,079)	(83%)
Cost of revenues for Intellectual Property Operations decreased $23.1 million, from $27.9 million to $4.8 million in 2026 primarily due to a decrease in inventor royalties, contingent legal fees and patent amortization expense.
•Inventor royalties decreased $16.4 million, from $16.5 million to $188,000 in 2026, contingent legal fees decreased $4.8 million, from $4.8 million to $32,000 in 2026 and litigation and licensing expenses decreased $1.2 million, from $2.1 million to $853,000 in 2026, primarily due to lower license fees generated in 2026.
•Amortization of patents expense from our Intellectual Property Operations decreased $759,000, from $4.5 million to $3.8 million in 2026, due to certain patents becoming fully amortized during the period.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$2,378	$2,897	$(519)	(18%)
Consumable products	4,028	4,006	22	1%
Services	776	773	3	0%
Total	$7,182	$7,676	$(494)	(6%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts decreased $519,000 for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in number of printer units sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix's operating activities.
Cost of Revenues

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$3,279	$4,064	$(785)	(19%)
Cost of revenues were lower for the three months ended March 31, 2026 primarily due to lower revenues. Refer to Note 2 included in our 2025 Annual Report for additional information regarding Printronix’s cost of revenues.

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

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except per unit data and percentage change values)
Production:
Oil (Bbl)	121,703	114,388	7,315	6%
Natural gas (Mcf)	1,389,056	1,466,349	(77,293)	(5)%
Natural gas liquids (Bbl)	150,612	167,796	(17,184)	(10)%
Total (boe)	503,824	526,576	(22,752)	(4)%

Average daily production:
Oil (Bbl/day)	1,352	1,271	81	6%
Natural gas (Mcf/day)	15,434	16,293	(859)	(5)%
Natural gas liquids (Bbl/day)	1,673	1,864	(191)	(10)%
Total (boe/day)	5,597	5,851	(254)	(4)%

Revenues:
Oil sales	$8,652	$7,948	$704	9%
Natural gas sales	6,120	5,340	780	15%
Natural gas liquids sales	3,289	4,665	(1,376)	(29)%
Other service sales	608	353	255	72%
Total	$18,669	$18,306	363	2%

Average Price:
Oil (per Bbl)	$71.09	$69.48	$1.61	2%
Natural gas (per Mcf)	$4.41	$3.64	$0.76	21%
Natural gas liquids (per Bbl)	$21.84	$27.80	$(5.96)	(21)%
For the periods presented above, revenues increased $363,000 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to increase oil production and higher oil prices and an increase in natural gas prices, partially offset by lower natural gas liquid volumes and prices. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s revenue arrangements and related concentrations.
Cost of Production

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of production - energy operations	$11,689	$12,698	$(1,009)	(8%)
Cost of production decreased $1.0 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to lower depreciation, depletion and amortization and lower lease operating expenses in 2026.

Manufacturing Operations
Revenues
Deflecto’s net revenues included the following:

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Air distribution	$8,561	$9,856	$(1,295)	(13)%
Transportation safety	10,525	10,128	397	4%
Office products	8,580	8,551	29	—%
Total	$27,666	$28,535	$(869)	(3)%
For the periods presented above, revenues decreased $869,000 for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to lower revenue in our air distribution end market, partially offset by growth in our transportation safety end market. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Deflecto’s revenue arrangements and related concentrations.
Cost of Revenues

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - manufacturing operations	$22,383	$20,811	$1,572	8%
Cost of revenues increased $1.6 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to higher material costs. Refer to Note 2 included in our 2025 Annual Report for additional information regarding Deflecto’s cost of revenues.
Operating Expenses

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Sales and marketing expenses - industrial operations	$1,416	$1,567	$(151)	(10%)
Sales and marketing expenses - manufacturing operations	1,703	1,745	(42)	(2%)

General and administrative costs - intellectual property operations	3,257	3,485	(228)	(7%)
General and administrative costs - industrial operations	1,611	1,743	(132)	(8%)
General and administrative costs - energy operations	1,663	1,607	56	3%
General and administrative costs - manufacturing operations	4,036	5,708	(1,672)	(29%)
Parent general and administrative expenses	6,726	4,777	1,949	41%
Total general and administrative expenses	17,293	17,320	(27)	0%
Total	$20,412	$20,632	$(220)	(1%)
The operating expenses table above includes the Company’s general and administrative expense by segment and Industrial Operations and Manufacturing Operations’ sales and marketing expenses. Refer to Note 2 to included in our 2025 Annual Report for additional information regarding Printronix’s and Deflecto’s operating expenses.
The increase in parent general and administrative costs was primarily due to an increase in parent company compensation and third party consulting, legal and accounting fees. The decrease in general and administrative costs of Manufacturing Operations is due to certain one-time severance expenses and professional fees related to the acquisition of Deflecto in October 2024 that were incurred during 2025 and did not recur in 2026.

Other Income/Expense
Equity Securities Investments

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(1,559)	$(4,777)	$3,218	(67%)
(Loss) gain on sale of equity securities	(605)	1,605	(2,210)	n/m
Total net realized and unrealized gain (loss)	$(2,164)	$(3,172)	$1,008	(32%)
Our equity securities investments, including the Life Sciences Portfolio and trading securities portfolio, are recorded at fair value at each balance sheet date. Our results primarily include unrealized gains and losses from the change in fair value of our equity securities, and, when equity securities are sold, the realized gains from those sales. The results during the three months ended March 31, 2026 and 2025 relate to our trading securities portfolio.
Loss on derivatives - Energy Operations
Loss on derivatives increased $5.7 million, from $5.0 million to $10.7 million in 2026, primarily due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 12 for additional information regarding Benchmark’s gain and loss on its commodity derivatives.
Interest expense
Interest expense decreased $565,000, from $2.5 million to $1.9 million in 2026, primarily due to a lower average balance from the Deflecto Facility and lower interest rates in 2026 versus 2025. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Deflecto Facility.
Other income (expense), net
Other income (expense), net increased $902,000, from other expense of $717,000 to other income of $185,000 in 2026, primarily due to sale of unoccupied units of Deflecto’s U.K. facility. Refer to Note 5 to the consolidated financial statements elsewhere herein for additional information regarding the sale.
Income Taxes

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$2,564	$(6,081)	$8,645	n/m
Effective tax rate	13%	(21)%	n/a	n/m
Our income tax benefit for the three months ended March 31, 2026 is primarily attributable to the losses incurred during the quarter offset by foreign withholding taxes. Our income tax expense for the three months ended March 31, 2025 is primarily attributable to the statutory rate applied to our year-to-date earnings.
Our 2026 effective tax rate was higher than the U.S. federal statutory rate primarily due to U.S. Income Tax Inclusions from our controlled foreign corporations (double taxed income) for which we can benefit from Foreign Tax Credits, Officers Compensation, and non-controlling interest partnership losses. Our 2025 effective tax rate was slightly lower than the U.S. federal statutory rate primarily due to non-controlling partnership earning allocated to minority shareholders.
The effective tax rate may be subject to fluctuations during the year as new information is obtained which may affect the assumptions used to estimate the effective tax rate, including factors such as expected utilization of net operating loss carryforwards, changes in or the interpretation of tax laws in jurisdictions where the Company conducts business, the Company’s expansion into new states or foreign countries and the amount of valuation allowance against deferred tax assets.

For the three months ended March 31, 2026, for U.S. operations, we used a discrete year-to-date effective tax rate method to calculate taxes as we determined that small changes in estimated ordinary income would result in significant changes in the estimated annual effective tax rate (“AETR”) for our U.S. operations, and therefore the AETR method would not provide a reliable estimate for the period presented. For our foreign operations, taxes have been calculated using the AETR method. The tax expense or benefit attributable to our foreign operations is computed using a separate estimated AETR for those jurisdictions and applied to their respective year-to-date ordinary income or loss in accordance with ASC 740-270-30-36.
Our effective tax rate from continuing operations was 13% for the three months ended March 31, 2026, compared to (21)% for the three months ended March 31, 2025. The primary factor causing this variation was losses in 2026 compared to income in 2025 as well as a decrease in our ability to offset double taxed foreign earnings with foreign tax credits.
The Company has recorded a partial valuation allowance against our net deferred tax assets as of March 31, 2026 and 2025 for foreign tax credits and certain state net operating losses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of March 31, 2026, are recognized as liabilities or generally are otherwise described in Note 14, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere herein. In particular, our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 14 to the accompanying consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of our Energy Operations Business related to the Benchmark Revolving Credit Facility and the obligations of our Manufacturing Operations Business related to the Deflecto Facility are further described in Note 10 to the accompanying consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 9 to the accompanying consolidated financial statements.
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
At March 31, 2026, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
Furthermore, we intend to grow our company by acquiring additional operating businesses, energy assets and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of this Annual Report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors,” of our 2025 Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $321.7 million at March 31, 2026, compared to $324.3 million at December 31, 2025.
The Benchmark Revolving Credit Facility and Deflecto Facility include covenants potentially limiting our borrowing capacity as determined by a leverage ratio. As of March 31, 2026, we were in compliance with all financial covenants applicable to the Benchmark Revolving Credit Facility and the Deflecto Facility. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.
Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$3,403	$2,425
Investing activities	(982)	1,039
Financing activities	(1,901)	(6,071)
Effect of exchange rates on cash and cash equivalents	268	691
Increase (decrease) in cash and cash equivalents	$788	$(1,916)
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Net (loss) income including noncontrolling interests in subsidiaries	$(17,601)	$23,528
Adjustments to reconcile net income (loss) including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	8,487	10,610
Accretion of asset retirement obligation	455	434
Gain on disposal of assets	(487)	—
Compensation expense for share-based awards	1,000	922
Loss (gain) on foreign currency exchange	59	(155)
Change in fair value of equity securities	1,559	4,777
Loss (gain) on sale of equity securities	605	(1,605)
Unrealized loss on derivatives	9,726	4,978
Deferred income taxes	(3,424)	3,323
Changes in operating assets and liabilities:
Accounts receivable	(2,537)	(68,814)
Inventories	3,143	1,220
Prepaid expenses and other assets	8,620	728
Accounts payable and accrued expenses	(6,211)	1,223
Royalties and contingent legal fees payable	(131)	21,249
Deferred revenue	140	7
Net cash provided by operating activities	$3,403	$2,425

Cash receipts from ARG’s licensees totaled $1.5 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively. Cash receipts from Printronix’s customers totaled $8.5 million and $8.1 million for the three months ended March 31, 2026 and 2025, respectively. Cash receipts from Benchmark’s customers totaled $23.0 million and $18.7 million for the three months ended March 31, 2026 and 2025, respectively. Cash receipts from Deflecto’s customers totaled $27.2 million and $27.8 million for the three months ended March 31, 2026 and 2025. The fluctuations in cash receipts for the periods presented primarily reflect the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the three months ended March 31, 2026 was $3.4 million, compared to cash provided by operations of $2.4 million in the comparable prior period. The increase in cash provided by operations was primarily due to increases from working capital.
Working Capital
Our cash flows from working capital related changes decreased from an outflow of $44.4 million for the three months ended March 31, 2025 to inflow of $3.0 million for the three months ended March 31, 2026. The change was primarily due to negative working capital impacts in 2025 primarily due to a change in accounts receivable and royalties and contingent legal fees payable, which was related to the timing of cash receipts related to the Intellectual Property Operations Business.
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Acquisition, net of cash acquired and working capital adjustments	$—	$1,230
Patent acquisition	(1,750)	—
Purchases of equity securities	—	(4,827)
Sales of equity securities	1,181	6,726
Proceeds from loans receivable	7,200	—
Purchases of property and equipment	(740)	—
Net additions to oil and gas properties	(8,454)	(2,090)
Proceeds from disposition of property and equipment	1,581	—
Net cash (used in) provided by investing activities	$(982)	$1,039
Cash flows used in investing activities for the three months ended March 31, 2026 were $1.0 million, as compared to cash provided by $1.0 million in the comparable prior period. Cash used in investing activities in 2026 was primarily due to net additions to oil and gas properties partially offset by proceeds from loans receivable.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Three Months Ended March 31,
	2026	2025
	(In thousands)
Paydown of Benchmark revolving credit facility	$—	$(5,000)
Paydown of Deflecto Facility	(1,581)	(600)
Taxes paid related to net share settlement of share-based awards	(320)	(471)
Net cash used in financing activities	$(1,901)	$(6,071)

Cash flows used in financing activities for the three months ended March 31, 2026 were $1.9 million, as compared to cash outflows of $6.1 million in the prior comparable period. The higher cash outflows in the three months ended March 31, 2025 were primarily due to paydowns of the Benchmark Revolving Credit Facility that did not recur in 2026. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and Deflecto Facility.
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
We believe that of the significant accounting policies discussed in Note 2 included in our 2025 Annual Report, the following accounting policies require our most difficult, subjective or complex assumptions, judgments and estimates:
•revenue recognition;
•estimates of crude oil and natural gas reserves and values and standardized measure of discounted future net cash flows;
•valuation of long-lived assets, goodwill and other intangible assets; and
•accounting for income taxes.
Our critical accounting estimates have not changed materially from those disclosed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report. For further information on the significant accounting policies related to the revenue recognition, estimates of crude oil and natural gas reserves, valuation of long-lived assets, goodwill and other intangible assets and income taxes, refer to Note 2 to the consolidated financial statements and other related significant accounting policies included in our 2025 Annual Report.
Recent Accounting Pronouncements
The effects of accounting standards adopted in 2026 and the potential effects of accounting standards to be adopted in the future are described in Note 2 to consolidated financial statements included elsewhere herein.

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
As of March 31, 2026 and December 31, 2025, the carrying value of our equity investments in public and private companies was $51.0 million and $54.3 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of March 31, 2026, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $1.4 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound, Canadian Dollar, Chinese Yuan and Euro currency exchange rates, primarily related to foreign cash accounts. As of March 31, 2026, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of business, we or our various businesses and operations are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with patent enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows. See Note 14 to the consolidated financial statements elsewhere herein for additional information.
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
ITEM 1A. RISK FACTORS
An investment in our common stock involves risks. Before making an investment decision, you should carefully consider all of the information in this Quarterly Report on Form 10-Q, including in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as our consolidated financial statements and the accompanying notes thereto. In addition, you should carefully consider the risks and uncertainties in “Item 1A. Risk Factors” in our 2025 Annual Report, as well as in our other public filings with the SEC. If any of the identified risks are realized, our business, financial condition, operating results and prospects could be materially and adversely affected. In that case, the trading price of our common stock may decline, and you could lose all or part of your investment. In addition, other risks of which we are currently unaware, or which we do not currently view as material, could have a material adverse effect on our business, financial condition, operating results and prospects. There have been no material changes to the risk factors previously reported in our 2025 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Corporation adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2026 and 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: May 7, 2026	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: May 7, 2026	/s/ Michael Zambito
By: Michael Zambito
Chief Financial Officer (Principal Financial Officer and Accounting Officer)