Form 10-Q
period 2026-06-30
ACACIA RESEARCH CORP
filed 2026-08-06
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 3, 2026, was 97,586,805.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
June 30, 2026
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$307,635	$306,719
Equity securities	19,119	17,551
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	—	30,934
Loans receivable	7,825	15,299
Accounts receivable, net	86,658	26,165
Inventories	24,639	26,559
Prepaid expenses and other current assets	14,444	21,050
Total current assets	466,136	450,093

Property, plant and equipment, net	20,326	21,291
Oil and natural gas properties, net	197,138	190,705
Goodwill	25,572	25,790
Other intangible assets, net	42,936	48,148
Operating lease, right-of-use assets	10,628	11,500
Deferred income tax assets, net	20,307	14,836
Other non-current assets	8,486	8,593
Total assets	$791,529	$770,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,270	$13,358
Accrued expenses and other current liabilities	19,221	19,661
Accrued compensation	7,640	6,727
Current asset retirement obligation	1,628	1,589
Royalties and contingent legal fees payable	51,954	6,761
Deferred revenue	1,112	945
Total current liabilities	97,825	49,041

Asset retirement obligation	33,464	32,586
Long-term lease liabilities	7,859	8,424
Deferred income tax liabilities, net	2,156	2,152
Benchmark revolving credit facility	59,500	59,500
Deflecto facility	30,874	32,566
Other long-term liabilities	2,830	2,655
Total liabilities	234,508	186,924

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 97,586,805 and 96,475,469 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	97	96
Treasury stock, at cost, 20,542,064 shares as of June 30, 2026 and December 31, 2025	(118,542)	(118,542)
Accumulated other comprehensive income	580	670
Additional paid-in capital	914,451	915,330
Accumulated deficit	(269,798)	(254,104)
Total Acacia Research Corporation stockholders' equity	526,788	543,450

Noncontrolling interests	30,233	40,582

Total stockholders' equity	557,021	584,032

Total liabilities and stockholders' equity	$791,529	$770,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Intellectual property operations	$60,913	$329	$61,635	$70,234
Industrial operations	6,002	6,590	13,184	14,266
Energy operations	20,545	15,317	39,214	33,623
Manufacturing operations	27,102	29,001	54,768	57,536
Total revenues	114,562	51,237	168,801	175,659

Costs and expenses:
Cost of revenues - intellectual property operations	46,230	6,558	51,063	34,470
Cost of revenues - industrial operations	3,042	3,406	6,321	7,470
Cost of production - energy operations	11,685	12,309	23,374	25,007
Cost of revenues - manufacturing operations	22,955	22,422	45,338	43,233
Sales and marketing expenses - industrial and manufacturing operations	2,489	3,381	5,608	6,693
General and administrative expenses	19,645	15,546	36,938	32,866
Total costs and expenses	106,046	63,622	168,642	149,739
Operating income (loss)	8,516	(12,385)	159	25,920

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	4,909	2,219	3,350	(2,558)
Gain on sale of equity securities	4,522	1,907	3,917	3,512
Net realized and unrealized gain	9,431	4,126	7,267	954
Impairment of equity method investment	(30,934)	—	(30,934)	—
Gain (loss) on derivatives - energy operations	3,341	6,635	(7,358)	1,614
(Loss) gain on foreign currency exchange	(6)	280	(65)	435
Interest expense	(1,829)	(2,329)	(3,715)	(4,780)
Interest income	2,658	2,936	5,473	5,446
Other expense, net	(937)	(153)	(752)	(870)
Total other (expense) income	(18,276)	11,495	(30,084)	2,799

(Loss) income before income taxes	(9,760)	(890)	(29,925)	28,719

Income tax benefit (expense)	1,318	(547)	3,882	(6,628)

Net (loss) income including noncontrolling interests in subsidiaries	(8,442)	(1,437)	(26,043)	22,091

Net loss (income) attributable to noncontrolling interests in subsidiaries	8,489	(1,856)	10,349	(1,097)

Net income (loss) attributable to Acacia Research Corporation	$47	$(3,293)	$(15,694)	$20,994

Income (loss) per share:
Net income (loss) attributable to common stockholders - Basic	$47	$(3,293)	$(15,694)	$20,994
Weighted average number of shares outstanding - Basic	96,853,895	96,244,590	96,671,521	96,131,624
Basic net (loss) income per common share	$—	$(0.03)	$(0.16)	$0.22
Net income (loss) attributable to common stockholders - Diluted	$47	$(3,293)	$(15,694)	$20,994
Weighted average number of shares outstanding - Diluted	98,117,805	96,244,590	96,671,521	96,964,308
Diluted net (loss) income per common share	$—	$(0.03)	$(0.16)	$0.22

Other comprehensive income (loss):
Foreign currency translation	$(204)	$863	$(90)	$1,525
Total other comprehensive (loss) income, net	(204)	863	(90)	1,525
Total comprehensive (loss) income	(8,646)	(574)	(26,133)	23,616

Comprehensive loss (income) attributable to noncontrolling interests	8,489	(1,856)	10,349	(1,097)

Comprehensive (loss) income attributable to Acacia Research Corporation	$(157)	$(2,430)	$(15,784)	$22,519
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended June 30, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2026	96,589,132	$96	$(118,542)	$916,010	$(269,845)	$784	$38,722	$567,225
Net income (loss) including noncontrolling interests in subsidiaries	—	—	—	—	47	—	(8,489)	(8,442)
Other comprehensive loss	—	—	—	—	—	(204)	—	(204)
Issuance of common stock for vesting of restricted stock units and performance based stock awards	1,587,545	2	—	—	—	—	—	2
Issuance of common stock for unvested restricted stock awards, net of forfeitures	10,613	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(600,485)	(1)	—	(2,775)	—	—	—	(2,776)
Compensation expense for share-based awards	—	—	—	1,216	—	—	—	1,216
Balance at June 30, 2026	97,586,805	$97	$(118,542)	$914,451	$(269,798)	$580	$30,233	$557,021

	Three Months Ended June 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at March 31, 2025	96,171,702	$96	$(118,542)	$910,688	$(251,499)	$(518)	$37,035	$577,260
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	(3,293)	—	1,856	(1,437)
Other comprehensive income	—	—	—	—	—	863	—	863
Stock options exercised	8,333	—	—	30	—	—	—	30
Issuance of common stock for vesting of restricted stock units	276,412	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	40,777	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(52,231)	—	—	(199)	—	—	—	(199)
Compensation expense for share-based awards	—	—	—	954	—	—	—	954
Balance at June 30, 2025	96,444,993	$96	$(118,542)	$911,473	$(254,792)	$345	$38,891	$577,471
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Six Months Ended June 30, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	96,475,469	$96	$(118,542)	$915,330	$(254,104)	$670	$40,582	$584,032
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	(15,694)	—	(10,349)	(26,043)
Other comprehensive loss	—	—	—	—	—	(90)	—	(90)
Issuance of common stock for vesting of restricted stock units and performance based stock awards	1,758,841	2	—	—	—	—	—	2
Issuance of common stock for unvested restricted stock awards, net of forfeitures	21,008	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(668,513)	(1)	—	(3,095)	—	—	—	(3,096)
Compensation expense for share-based awards	—	—	—	2,216	—	—	—	2,216
Balance at June 30, 2026	97,586,805	$97	$(118,542)	$914,451	$(269,798)	$580	$30,233	$557,021

	Six Months Ended June 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619
Net income including noncontrolling interests in subsidiaries	—	—	—	—	20,994	—	1,097	22,091
Other comprehensive income	—	—	—	—	—	1,525	—	1,525
Stock options exercised	8,333	—	—	30	—	—	—	30
Issuance of common stock for vesting of restricted stock units	521,041	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	40,777	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(174,157)	—	—	(670)	—	—	—	(670)
Compensation expense for share-based awards	—	—	—	1,876	—	—	—	1,876
Balance at June 30, 2025	96,444,993	$96	$(118,542)	$911,473	$(254,792)	$345	$38,891	$577,471
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities:
Net (loss) income including noncontrolling interests in subsidiaries	$(26,043)	$22,091
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Impairment of equity method investment	30,934	—
Depreciation, depletion and amortization	15,053	22,055
Accretion of asset retirement obligation	912	867
Gain on disposal of assets	(487)	—
Compensation expense for share-based awards	2,216	1,876
Loss (gain) on foreign currency exchange	65	(435)
Change in fair value of equity securities	(3,350)	2,558
Gain on sale of equity securities	(3,917)	(3,512)
Unrealized loss (gain) on derivatives	4,554	(789)
Deferred income taxes	(5,467)	3,646
Changes in operating assets and liabilities:
Accounts receivable	(60,501)	3,501
Inventories	1,921	1,760
Prepaid expenses and other assets	2,074	(4,114)
Accounts payable and accrued expenses	4,209	2,646
Royalties and contingent legal fees payable	45,194	231
Deferred revenue	(60)	164
Net cash provided by operating activities	7,307	52,545

Cash flows from investing activities:
Acquisition, net of cash acquired and working capital adjustments	—	1,230
Patent acquisition	(1,750)	—
Purchases of equity securities	(2,522)	(12,543)
Sales of equity securities	8,221	15,165
Proceeds from loans receivable	7,460	—
Purchases of property and equipment	(1,683)	(940)
Net additions to oil and gas properties	(13,305)	(3,363)
Proceeds from disposition of property and equipment	1,581	—
Net cash used in investing activities	(1,998)	(451)

Cash flows from financing activities:
Paydown of Benchmark revolving credit facility	—	(8,500)
Paydown of Deflecto Facility	(1,763)	(1,200)
Taxes paid related to net share settlement of share-based awards	(3,096)	(670)
Proceeds from exercise of stock options	—	30
Net cash used in financing activities	(4,859)	(10,340)

Effect of exchange rates on cash and cash equivalents	466	1,087

Increase in cash and cash equivalents	916	42,841

Cash and cash equivalents, beginning of period	306,719	273,880

Cash and cash equivalents, end of period	$307,635	$316,721

Supplemental schedule of cash flow information:
Noncash investing and financing activities:
Patent acquisition of prepaid option	—	15,000
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
During the six months ended June 30, 2026, ARG did not obtain control of any new patent portfolios. During the six months ended June 30, 2025, ARG obtained control of one new patent portfolio.
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
Energy Operations
The Company’s Energy Operations consists of an approximately 73.5% interest in Benchmark Energy II, LLC (“Benchmark”). Headquartered in Austin, Texas, Benchmark is an independent oil and gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Benchmark’s current position is concentrated in the Anadarko Basin region of Western Oklahoma and the Texas panhandle, where it has a production base comprising approximately 158,000 net acres located primarily in Ellis and Roger Mills counties, Oklahoma and Lipscomb, Hemphill, Ochiltree and Roberts counties, Texas. Within its operating areas, Benchmark’s assets are prospective for multiple formations, most notably the Cleveland, Granite Wash and Cherokee formations. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
Manufacturing Operations
The Company’s Manufacturing Operations consists of its wholly-owned subsidiary Deflecto Acquisition, Inc. (“Deflecto”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of June 30, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.

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
In 2020, the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia, is the majority shareholder of MalinJ1. Refer to Note 3 for additional information regarding the Company’s investment in MalinJ1, including the impairment recognized during the three and six months ended June 30, 2026.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, as reported by Acacia in its 2025 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of June 30, 2026, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

License revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Paid-up license revenue agreements	$60,600	$—	$60,700	$69,490
Recurring license revenue agreements	313	329	935	744
Total	$60,913	$329	$61,635	$70,234
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
Revenues for products are generally recognized upon shipment, whereas revenues for services are generally recognized over time, assuming all other criteria for revenue recognition have been met. As a practical expedient, incremental costs of obtaining a contract are expensed as incurred when the expected amortization period is one year or less. There are no cost-to-obtain contracts recorded as assets as of June 30, 2026 and December 31, 2025. Service revenue commissions are tied to the revenue recognized during the current year of the related sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.
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
Printronix’s net revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Printers, consumables and parts	$5,255	$5,795	$11,661	$12,698
Services	747	795	1,523	1,568
Total	$6,002	$6,590	$13,184	$14,266
Refer to Note 17 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under ASC 606 and consists of payments and billings in advance of the performance. Printronix recognized $663,000 and $570,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended June 30, 2026 and 2025, respectively. Printronix recognized $826,000 and $732,000 in revenue that was previously included in the beginning balance of deferred revenue during the six months ended June 30, 2026 and 2025, respectively.
Printronix’s payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix’s remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $867,000 and $1.1 million as of June 30, 2026 and December 31, 2025, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of June 30, 2026 are expected to be recognized over a period of approximately two years.
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
Benchmark’s realized and unrealized derivative gain or (loss) is included in other income or (expense) in the consolidated statements of operations and comprehensive income (loss).
Benchmark’s revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Oil sales	$11,578	$6,918	$20,230	$14,866
Natural gas sales	3,533	4,034	9,653	9,374
Natural gas liquids sales	4,774	3,907	8,063	8,572
Other service sales	660	458	1,268	811
Total	$20,545	$15,317	$39,214	$33,623
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

Deflecto’s revenues were comprised of the following for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Transportation safety	$10,458	$11,005	$20,983	$21,133
Air distribution	8,790	9,602	17,351	19,458
Office products	7,854	8,394	16,434	16,945
Total	$27,102	$29,001	$54,768	$57,536
Impairment of Investments
Acacia reviews its investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Acacia considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Acacia evaluates, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. Acacia also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statements of operations and comprehensive income (loss) and a new cost basis in the investment is established. During the six months ended June 30, 2026, the Company recognized an impairment charge related to its investment in MalinJ1. Refer to Note 3 for additional information.
Accounts Receivable and Allowance for Credit Losses
The opening balances of accounts receivable from contracts with customers for the six months ended June 30, 2026 and 2025 was $26.2 million and $26.9 million, respectively, which were net of allowances for estimated credit losses of $1.3 million in both periods.
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of June 30, 2026 and December 31, 2025.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of June 30, 2026 and December 31, 2025, Printronix’s combined allowance for credit losses and allowance for sales returns was $3,000 and $427,000, respectively.
Energy Operations
Benchmark’s oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark’s accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of June 30, 2026 and December 31, 2025, Benchmark’s allowance for credit losses was $144,000 and $225,000, respectively.
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
Deflecto utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on Deflecto’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: past due receivables and the customer creditworthiness on the level of estimated credit losses in the existing receivables. Deflecto’s allowance for expected credit losses and discounts was $492,000 and $683,000 as of June 30, 2026 and December 31, 2025, respectively. Customer rebate reserves were $3.3 million and $3.4 million as of June 30, 2026 and December 31, 2025, respectively. Deflecto’s allowance for expected credit losses and discounts and customer rebates are reported as a reduction of accounts receivable.
Loans Receivable
In August 2025, the Company partnered with Unchained Capital, which provides financial services tailored for Bitcoin holders (“Unchained”), and Build Asset Management, an investment adviser focused on the Bitcoin space (“Build”), to purchase commercial whole loans collateralized by Bitcoin (the “Loans”). The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Interest income on the Loans is accrued and recognized as interest income at the contractual rate of interest. Loans receivable are carried at amortized cost net of an allowance for credit losses. The allowance is determined based on borrower creditworthiness, volatility, historical loss experience and forecasted conditions. The Company monitors the credit quality of the Loans primarily based on collateral coverage, as all Loans are fully collateralized by Bitcoin and represent a single origination vintage. The Company has the contractual right to liquidate the Bitcoin collateral upon a borrower default, subject to the terms of the underlying loan agreements. As of June 30, 2026, all Loans were current. Allowance for credit losses was immaterial as of June 30, 2026 and December 31, 2025. The outstanding balance of the loans receivable, including accrued interest, was $7.8 million and $15.3 million as of June 30, 2026 and December 31, 2025, respectively.
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
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At June 30, 2026, as most of Benchmark’s wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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

3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
June 30, 2026:
Equity securities - other common stock	$16,439	$4,065	$(1,385)	$19,119

December 31, 2025:
Equity securities - other common stock	$18,227	$71	$(747)	$17,551
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”) for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020. The total fair value of the remaining Life Sciences Portfolio investment of $5.8 million, which primarily consists of private life sciences companies, was included in our consolidated balance sheets as of June 30, 2026 and December 31, 2025. Unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations and comprehensive income (loss). There are no unrealized and realized gains or losses from our investment in the Life Sciences Portfolio for the six months ended June 30, 2026 and 2025.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was allocated to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. In June 2026, the Company determined that its investment in MalinJ1 no longer had value following the decision by the owner of the life sciences company that constitutes Viamet’s primary asset to no longer fund the business. Based on this decision, the Company concluded that the decline in the fair value of its investment in MalinJ1 below its carrying amount was other than temporary and the Company does not expect to realize any future economic benefit from this investment. Accordingly, during the three and six months ended June 30, 2026, the Company recognized an impairment charge of $30.9 million related to its investment in MalinJ1, which is presented as impairment of equity method investment in the consolidated statements of operations and comprehensive income (loss) and reduced the carrying amount of the investment to zero. The Company also recognized a $11.0 million net loss attributable to noncontrolling interests in subsidiaries for the minority interest’s share of the impairment. No distributions were received during the three and six months ended June 30, 2026 and 2025.

4. INVENTORIES
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Raw materials	$6,836	$6,018
Subassemblies and work in process	1,141	1,084
Finished goods	16,662	19,457
Total inventories	$24,639	$26,559
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$12,667	$12,501
Vehicles	510	573
Furniture and fixtures	872	999
Computer hardware and software	1,602	1,574
Land	2,535	2,877
Building and leasehold improvements	8,304	8,398
	26,490	26,922
Accumulated depreciation and amortization	(6,164)	(5,631)
Property, plant and equipment, net	$20,326	$21,291
Total depreciation and amortization expense for the assets above in the consolidated statements of operations and comprehensive income (loss) was $672,000 and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $2.5 million for the six months ended June 30, 2026 and 2025, respectively. Our Intellectual Property Operations, Manufacturing Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended June 30, 2026 and 2025, our Industrial Operations allocated depreciation and amortization, totaling $57,000 and $113,000, respectively, to all applicable operating expense categories, including cost of sales of $38,000 and $78,000, respectively. For the six months ended June 30, 2026 and 2025, our Industrial Operations allocated depreciation and amortization, totaling $140,000 and $230,000, respectively, to all applicable operating expense categories, including cost of sales of $100,000 and $161,000, respectively. During the six months ended June 30, 2026, Deflecto completed the sale of a portion of its U.K. facility with net proceeds of $1.8 million, which were used to paydown the outstanding Deflecto Facility.
6. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark’s oil and natural gas properties consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Proved oil and gas properties	$221,610	$210,280
Unproved oil and gas properties	10,000	8,065
Accumulated depletion and depreciation	(34,472)	(27,640)
Oil and natural gas properties, net	$197,138	$190,705

Total depletion and depreciation expense for the proved oil and gas properties in the consolidated statements of operations and comprehensive income (loss) was $3.6 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, and $6.9 million and $7.9 million for the six months ended June 30, 2026 and 2025, respectively. Our Energy Operations includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of June 30, 2026 and December 31, 2025.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Balance at December 31, 2025	$7,541	$1,449	$16,800	$25,790
Effect of foreign currency translation	—	—	(218)	(218)
Impairment losses	—	—	—	—
Balance at June 30, 2026	$7,541	$1,449	$16,582	$25,572
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 1 for additional information related to the Printronix, Benchmark and Deflecto acquisitions.
Other intangible assets, net consisted of the following:

	June 30, 2026
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$368,153	$(357,933)	$10,220
Industrial operations	7 years	3,400	(2,297)	1,103
Total patents		371,553	(360,230)	11,323
Customer relationships:
Industrial operations	7 years	5,300	(3,581)	1,719
Manufacturing operations	15 years	21,756	(2,415)	19,341
Total customer relationships		27,056	(5,996)	21,060
Trade name and trademarks:
Industrial operations	7 years	3,430	(2,318)	1,112
Manufacturing operations	10 years	194	(68)	126
Manufacturing operations	Indefinite	8,297	—	8,297
Total trade name and trademarks		11,921	(2,386)	9,535
Developed technology - manufacturing operations	10 years	1,000	(170)	830
Favorable leases - manufacturing operations	1.9 years	419	(231)	188
Total		$411,949	$(369,013)	$42,936

	December 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$366,402	$(352,713)	$13,689
Industrial operations	7 years	3,400	(2,055)	1,345
Total patents		369,802	(354,768)	15,034
Customer relationships:
Industrial operations	7 years	5,300	(3,203)	2,097
Manufacturing operations	15 years	21,830	(1,702)	20,128
Total customer relationships		27,130	(4,905)	22,225
Trade name and trademarks:
Industrial operations	7 years	3,430	(2,072)	1,358
Manufacturing operations	10 years	401	(49)	352
Manufacturing operations	Indefinite	8,043	—	8,043
Total trade name and trademarks		11,874	(2,121)	9,753
Developed technology - manufacturing operations	10 years	1,000	(120)	880
Favorable leases - manufacturing operations	1.9 years	705	(449)	256
Total		$410,511	$(362,363)	$48,148
Total other intangible asset amortization expense in the consolidated statements of operations and comprehensive income (loss) was $2.3 million and $6.3 million for the three months ended June 30, 2026 and 2025, respectively, and $6.9 million and $11.7 million for the six months ended June 30, 2026 and 2025, respectively. The Company did not record charges related to impairment of other intangible assets for the six months ended June 30, 2026 and 2025. There was no accelerated amortization of other intangible assets for the six months ended June 30, 2026 and 2025. Intellectual Property Operations amortization of patents was $1.5 million and $5.4 million for the three months ended June 30, 2026 and 2025, respectively, and $5.2 million and $9.9 million for the six months ended June 30, 2026 and 2025, respectively. Intellectual Property Operations amortization of patents is expensed in cost of revenues. Industrial Operations amortization of intangible assets was $433,000 for the three months ended June 30, 2026 and 2025, and $866,000 and $868,000 for the six months ended June 30, 2026 and 2025, respectively. Manufacturing Operations amortization of intangible assets was $409,000 and $427,000 for the three months ended June 30, 2026 and 2025, respectively, and $851,000 and $899,000 for the six months ended June 30, 2026 and 2025, respectively. Industrial Operations and Manufacturing Operations amortization of intangible assets is expensed in general and administrative expenses.
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

The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2026	$4,660
2027	9,302
2028	4,405
2029	1,611
2030	1,611
2031	1,611
Thereafter	11,439
Total	$34,639
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs were included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2025, ARG exercised the option to acquire all rights to license and enforce the portfolio and capitalized $15.0 million in patent and patent rights costs. During the six months ended June 30, 2026, ARG paid $1.8 million for additional rights in an existing patent portfolio.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
	(In thousands)
Accrued consulting and other professional fees	$1,150	$1,345
Income taxes payable	1,614	1,210
Sales tax and fees payable	6,811	6,928
Interest accrual	1,096	1,216
Service contract costs, current	729	721
Short-term lease liability	3,805	4,181
Other accrued liabilities	4,016	4,060
Total	$19,221	$19,661
9. ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in asset retirement obligations in the consolidated balance sheets:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Beginning balance	$34,175	$32,616
Liabilities acquired	5	—
Liabilities settled	—	(84)
Accretion of discounts	912	867
Ending balance	$35,092	$33,399
Less: Current portion	(1,628)	(1,585)
Asset retirement obligation, long-term	$33,464	$31,814

10. REVOLVING CREDIT FACILITY AND TERM LOAN
Benchmark Loan Agreement
On April 17, 2024 (the “Revolution Closing Date”), in connection with the Revolution Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the “Benchmark Loan Agreement”) with Frost Bank, as Administrative Agent and LC Issuer (“Frost Bank”) and the lenders from time to time party thereto (the “Benchmark Lenders”), governing a revolving credit facility with a maximum aggregate credit amount of $150 million (the “Benchmark Revolving Credit Facility”), approximately $85 million of which was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility will mature April 17, 2027 and includes a letter of credit subfacility. On the Revolution Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. On November 3, 2025, BE Anadarko II, LLC, entered into a Second Amendment to the original Benchmark Loan Agreement (“Second Amendment”) with Frost Bank and the Benchmark Lenders. Pursuant to the Second Amendment, the Benchmark Revolving Credit Facility has been amended to mature on April 17, 2029. All other terms, conditions and provisions of the Benchmark Loan Agreement remain materially unchanged. During the six months ended June 30, 2026, Benchmark did not make any payments under the Benchmark Revolving Credit Facility. During the three and six months ended June 30, 2025, Benchmark made payments of $3.5 million and $8.5 million, respectively, under the Benchmark Revolving Credit Facility reducing the borrowing base. The outstanding balance on the Benchmark Revolving Credit Facility was $59.5 million as of June 30, 2026 and December 31, 2025.
Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Benchmark Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of June 30, 2026, the weighted average interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 7%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee of 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable. As of June 30, 2026, Benchmark was in compliance with its covenants related to the Benchmark Loan Agreement.
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
The Deflecto Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. The negative covenants include, among others, limitations on incurrence of indebtedness by Deflecto’s subsidiaries and limitations on incurrence of liens on assets of Deflecto and its subsidiaries. In addition, the Deflecto Credit Agreement, as amended by the Deflecto Credit Agreement Amendment (defined below), requires that Borrower maintain (a) a ratio of consolidated debt (net of up to $5.0 million of unrestricted cash) to consolidated annual earnings before interest, taxes, depreciation and amortization (subject to adjustments set forth in the Deflecto Credit Agreement, “EBITDA”) of (i) on or after March 31, 2026 and prior to September 30, 2026, not greater than 3.75 to 1.00, (ii) on or after September 30, 2026 and prior to March 31, 2027, not greater than 3.50 to 1.00 and (iii) on or after March 31, 2027, not greater than 2.75 to 1.00 and (b) a ratio of consolidated annual EBITDA to fixed charges (including debt and tax cash charges), as of the last day of any fiscal quarter ending (i) on or after March 31, 2026 and prior to June 30, 2026, of not less than 1.05 to 1.00, (ii) on or after June 30, 2026 and prior to September 30, 2026, of not less than 1.15 to 1.00 and (iii) on or after September 30, 2026 to be less than 1.20 to 1.00.
The Deflecto Credit Agreement contains customary events of default, including, among others, nonpayment (with a grace period for interest payments), material inaccuracy of representations and warranties, violation of covenants (subject to certain grace periods), cross-default to other material indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Deflecto Credit Agreement immediately due and payable. As of June 30, 2026, Deflecto was in compliance with its covenants related to the Deflecto Credit Agreement.
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
During the three and six months ended June 30, 2026, Deflecto made payments of $182,000 and $1.8 million under the Deflecto Facility, respectively. During the three and six months ended June 30, 2025, Deflecto made payments of $600,000 and $1.2 million under the Deflecto Facility, respectively. As of June 30, 2026, the interest rate associated with the outstanding balance on the Deflecto Term Loan was 7%. Deflecto’s outstanding balance on the Deflecto Term Loan, net of debt discount and issuance costs was $30.9 million and $32.6 million as of June 30, 2026 and December 31, 2025, respectively. Deflecto’s outstanding balance on the Deflecto Revolving Credit Facility was zero as of June 30, 2026 and December 31, 2025.
The table below presents the maturities for the Benchmark Revolving Credit Facility and Deflecto Facility excluding debt discount and debt issuance costs discussed above, as of June 30, 2026:

Years Ending December 31,
Remainder of 2026	$—
2027	—
2028	2,500
2029	88,384
Total maturity balance	$90,884

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
Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the three and six months ended June 30, 2026 and 2025 the Company did not make any reimbursements to Starboard under the Services Agreement.

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
The Company held the following types of financial instruments at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:
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
Commodity Derivative Instruments. Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement (“ISDA”) with its counterparties. The net aggregate fair value of the open commodity derivatives assets was $1.5 million and open commodity derivatives liabilities was $238,000 as of June 30, 2026. The net aggregate fair value of the open commodity derivatives assets was $5.8 million as of December 31, 2025. As of June 30, 2026, the open commodity derivatives assets was recorded in prepaid expenses and other current assets and the open commodity derivatives liabilities was recorded in other long-term liabilities, in the consolidated balance sheet. As of December 31, 2025, the open commodity derivative assets were recorded in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet. Refer to Note 2 to the consolidated financial statements included in our 2025 Annual Report regarding commodity derivative instruments.
Bitcoin option contracts. Bitcoin option contracts includes Bitcoin exchange-traded options that are recorded at fair value based on the quoted market price of each option on the valuation date. The fair value of these options are within Level 1 of the valuation hierarchy.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
June 30, 2026:
Equity securities	$19,119	$—	$—	$19,119
Commodity derivative instruments	—	1,515	—	1,515
Bitcoin option contracts	85	—	—	85
Total	$19,204	$1,515	$—	$20,719

December 31, 2025:
Equity securities	$17,551	$—	$—	$17,551
Commodity derivative instruments	—	5,832	—	5,832
Bitcoin option contracts	162	—	—	162
Total	$17,713	$5,832	$—	$23,545

Liabilities
June 30, 2026:
Commodity derivative instruments	$—	$238	$—	$238

December 31, 2025:
Commodity derivative instruments	$—	$—	$—	$—
Information about financial instruments that are eligible for offset in the consolidated balance sheets were as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Commodity derivative assets
Gross amount of recognized assets	$2,270	$6,229
Gross amount offset on the balance sheet	(755)	(397)
Net amount of assets on the balance sheet	$1,515	$5,832

Commodity derivative liabilities
Gross amount of recognized liabilities	$993	$397
Gross amount offset on the balance sheet	(755)	(397)
Net amount of liabilities on the balance sheet	$238	$—
Benchmark’s realized derivative loss was $1.8 million and $2.8 million for the three and six months ended June 30, 2026, respectively. Benchmark’s realized derivative gain was $869,000 and $826,000 for the three and six months ended June 30, 2025, respectively. Benchmark’s unrealized derivative gain was $5.2 million and unrealized derivative loss was $4.6 million for the three and six months ended June 30, 2026, respectively. Benchmark’s unrealized derivative gain was $5.8 million and $789,000 for the three and six months ended June 30, 2025, respectively.
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
13. RELATED PARTY TRANSACTIONS
In 2023, the Company entered into a Loan Facility (“Loan Facility”) with a related private portfolio company. As of June 30, 2026 and December 31, 2025, the Loan Facility balance including interest receivable was $6.3 million and $5.3 million, respectively. The Loan Facility is not impaired and no allowance for credit loss was deemed necessary as of June 30, 2026. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $269,000 and $187,000 in interest income during the six months ended June 30, 2026 and 2025, respectively. The receivable is included in other non-current assets in the consolidated balance sheets.
In August 2025, the Company partnered with Unchained and Build to purchase the Loans. The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Gavin Molinelli, Chairman of the Board and a Senior Partner and Co-Portfolio Manager of Starboard, is a limited partner in Build Secured Income Fund I, a private investment fund managed by Build, which also purchases loans originated by Unchained. During the six months ended June 30, 2026, the Company paid Build approximately $102,000 for its services.
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

Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of June 30, 2026.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark’s acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto as of June 30, 2026.
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of June 30, 2026, there were 12,044,460 shares of common stock available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of June 30, 2026, there are 13,137,855 shares of common stock reserved for issuance under the Plans.

The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2025	993,187	$4.16	$57	6.3 years
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited/Expired	—	$—	$—
Outstanding at June 30, 2026	993,187	$4.16	$695	5.8 years
Exercisable at June 30, 2026	993,187	$4.16	$695	5.8 years
Vested and expected to vest at June 30, 2026	993,187	$4.16	$695	5.8 years
Unrecognized stock-based compensation expense at June 30, 2026 (in thousands)	$—
Weighted average remaining vesting period at June 30, 2026	zero
During the three and six months ended June 30, 2026, there were no stock options granted. The aggregate fair value of options vested during the three and six months ended June 30, 2026 was $268,000.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2025	—	$—	502,019	$4.11	1,981,464	$4.61
Granted	21,008	$4.76	100,208	$4.79	—	$—
Vested	(21,008)	$4.76	(502,019)	$4.11	(1,256,822)	$4.61
Forfeited	—	$—	—	$—	(724,642)	$4.61
Nonvested at June 30, 2026	—	$—	100,208	$4.79	—	$—
Unrecognized stock-based compensation expense at June 30, 2026 (in thousands)	$—		$469		$—
Weighted average remaining vesting period at June 30, 2026	—		1.0 year		—
RSAs and RSUs granted are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the six months ended June 30, 2026 was $100,000. The aggregate fair value of RSUs vested during the six months ended June 30, 2026 was $2.1 million. During the six months ended June 30, 2026, RSAs, RSUs and PSUs totaling 1,779,849 shares were vested and 668,513 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted can be earned based upon the level of achievement of the Company’s compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia’s common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company recognized $5.8 million of cumulative stock compensation expense related to the PSUs as of June 30, 2026.

Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Options	$—	$50	$40	$149
RSAs	50	150	100	194
RSUs	244	533	727	1,093
PSUs	922	221	1,349	440
Total compensation expense for share-based awards	$1,216	$954	$2,216	$1,876
Total unrecognized stock-based compensation expense for time and performance based awards as of June 30, 2026 was $469,000, which will be amortized over a weighted average remaining vesting period of one year.
16. INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)
Numerator:
Net income (loss) attributable to common stockholders - Basic	$47	$(3,293)	$(15,694)	$20,994
Net income (loss) attributable to common stockholders - Diluted	$47	$(3,293)	$(15,694)	$20,994

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	96,853,895	96,244,590	96,671,521	96,131,624
Potentially dilutive common shares:
Employee stock options, restricted stock units and performance stock units	1,263,910	—	—	832,684
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	98,117,805	96,244,590	96,671,521	96,964,308

Basic net (loss) income per common share	$—	$(0.03)	$(0.16)	$0.22
Diluted net (loss) income per common share	$—	$(0.03)	$(0.16)	$0.22

Anti-dilutive potential common shares excluded from the computation of diluted net (loss) income per share:
Equity-based incentive awards	1,093,395	9,099	1,093,395	24,675
Total	1,093,395	9,099	1,093,395	24,675
17. SEGMENT REPORTING
As of June 30, 2026, the Company operates and reports its results in four reportable segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
The Company reports segment information based on the management approach and organizes its businesses based on products and services. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, and the management approach designates the internal reporting used by the Chief Executive Officer for decision making, allocating resources and performance assessment as the basis for determining the Company’s reportable segments. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. The CODM reviews and considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments. Specific asset information is not included in management’s review at this time.
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
We regularly provide management reports to the CODM that include segment revenue and segment operating income (loss). The significant segment expense reports regularly provided to the CODM include cost of revenue and operating expenses. There were no significant inter-segment transactions during the six months ended June 30, 2026 and 2025.

The Company’s reportable segment information is as follows:

	Three Months Ended June 30,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues:
License fees	$60,913	$—	$—	$—	$60,913	$329	$—	$—	$—	$329
Revenues - industrial operations	—	6,002	—	—	6,002	—	6,590	—	—	6,590
Oil sales	—	—	11,578	—	11,578	—	—	6,918	—	6,918
Natural gas sales	—	—	3,533	—	3,533	—	—	4,034	—	4,034
Natural gas liquids sales	—	—	4,774	—	4,774	—	—	3,907	—	3,907
Other service sales	—	—	660	—	660	—	—	458	—	458
Air distribution	—	—	—	8,790	8,790	—	—	—	9,602	9,602
Transportation safety	—	—	—	10,458	10,458	—	—	—	11,005	11,005
Office products	—	—	—	7,854	7,854	—	—	—	8,394	8,394
Total revenues	60,913	6,002	20,545	27,102	114,562	329	6,590	15,317	29,001	51,237

Cost of revenues:
Cost of sales - intellectual property operations	46,230	—	—	—	46,230	6,558	—	—	—	6,558
Cost of sales - industrial operations	—	3,042	—	—	3,042	—	3,406	—	—	3,406
Cost of sales - manufacturing operations	—	—	—	22,955	22,955	—	—	—	22,422	22,422
Cost of production - energy	—	—	11,685	—	11,685	—	—	12,309	—	12,309
Total cost of revenues	46,230	3,042	11,685	22,955	83,912	6,558	3,406	12,309	22,422	44,695
Segment gross profit (loss)	14,683	2,960	8,860	4,147	30,650	(6,229)	3,184	3,008	6,579	6,542

Other operating expenses:
General and administrative expenses and sales and marketing expenses	5,289	2,412	873	6,200	14,774	1,384	3,110	915	7,205	12,614
Segment operating income (loss)	$9,394	$548	$7,987	$(2,053)	15,876	$(7,613)	$74	$2,093	$(626)	(6,072)

Parent general and administrative expenses					7,360					6,313
Operating income (loss)					8,516					(12,385)
Total other expense					(18,276)					11,495
Loss before income taxes					$(9,760)					$(890)

The Company’s reportable segment information is as follows:

	Six Months Ended June 30,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues:
License fees	$61,635	$—	$—	$—	$61,635	$70,234	$—	$—	$—	$70,234
Revenues - industrial operations	—	13,184	—	—	13,184	—	14,266	—	—	14,266
Oil sales	—	—	20,230	—	20,230	—	—	14,866	—	14,866
Natural gas sales	—	—	9,653	—	9,653	—	—	9,374	—	9,374
Natural gas liquids sales	—	—	8,063	—	8,063	—	—	8,572	—	8,572
Other service sales	—	—	1,268	—	1,268	—	—	811	—	811
Air distribution	—	—	—	17,351	17,351	—	—	—	19,458	19,458
Transportation safety	—	—	—	20,983	20,983	—	—	—	21,133	21,133
Office products	—	—	—	16,434	16,434	—	—	—	16,945	16,945
Total revenues	61,635	13,184	39,214	54,768	168,801	70,234	14,266	33,623	57,536	175,659

Cost of revenues:
Cost of sales - intellectual property operations	51,063	—	—	—	51,063	34,470	—	—	—	34,470
Cost of sales - industrial operations	—	6,321	—	—	6,321	—	7,470	—	—	7,470
Cost of sales - manufacturing operations	—	—	—	45,338	45,338	—	—	—	43,233	43,233
Cost of production - energy	—	—	23,374	—	23,374	—	—	25,007	—	25,007
Total cost of revenues	51,063	6,321	23,374	45,338	126,096	34,470	7,470	25,007	43,233	110,180
Segment gross profit	10,572	6,863	15,840	9,430	42,705	35,764	6,796	8,616	14,303	65,479

Other operating expenses:
General and administrative expenses and sales and marketing expenses	8,546	5,439	2,536	11,939	28,460	4,869	6,420	2,522	14,658	28,469
Segment operating income (loss)	$2,026	$1,424	$13,304	$(2,509)	14,245	$30,895	$376	$6,094	$(355)	37,010

Parent general and administrative expenses					14,086					11,090
Operating income					159					25,920
Total other expense					(30,084)					2,799
(Loss) income before income taxes					$(29,925)					$28,719
The Company’s reportable asset information by segment is as follows:

	June 30, 2026	December 31, 2025
	(In thousands)
Total parent assets	$86,318	$117,617

Segment total assets:
Intellectual property operations	308,488	258,335
Industrial operations	51,974	50,866
Energy operations	222,686	216,806
Manufacturing operations	122,063	127,332
Total assets	$791,529	$770,956
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

	Three Months Ended June 30,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$60,913	$2,724	$20,545	$14,233	$98,415	$329	$2,827	$15,317	$16,590	$35,063
Canada and Latin America	—	220	—	4,207	4,427	—	384	—	5,699	6,083
Total Americas	60,913	2,944	20,545	18,440	102,842	329	3,211	15,317	22,289	41,146

Europe, Middle East and Africa	—	1,406	—	1,335	2,741	—	1,753	—	1,251	3,004

China	—	579	—	7,327	7,906	—	343	—	5,461	5,804
India	—	345	—	—	345	—	459	—	—	459
Asia-Pacific, excluding China and India	—	728	—	—	728	—	824	—	—	824
Total Asia-Pacific	—	1,652	—	7,327	8,979	—	1,626	—	5,461	7,087
Total revenues	$60,913	$6,002	$20,545	$27,102	$114,562	$329	$6,590	$15,317	$29,001	$51,237

	Six Months Ended June 30,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$61,635	$5,485	$39,214	$30,452	$136,786	$70,232	$5,765	$33,623	$34,389	$144,009
Canada and Latin America	—	395	—	8,803	9,198	—	674	—	11,768	12,442
Total Americas	61,635	5,880	39,214	39,255	145,984	70,232	6,439	33,623	46,157	156,451

Europe, Middle East and Africa	—	3,315	—	2,623	5,938	—	4,083	—	2,375	6,458

China	—	979	—	12,890	13,869	—	715	—	9,004	9,719
India	—	915	—	—	915	—	1,083	—	—	1,083
Asia-Pacific, excluding China and India	—	2,095	—	—	2,095	2	1,946	—	—	1,948
Total Asia-Pacific	—	3,989	—	12,890	16,879	2	3,744	—	9,004	12,750
Total revenues	$61,635	$13,184	$39,214	$54,768	$168,801	$70,234	$14,266	$33,623	$57,536	$175,659

	June 30, 2026
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$58	$153	$198,736	$6,898	$205,845
Canada	—	—	—	6,263	6,263
Europe	—	389	—	2,729	3,118
Asia-Pacific	—	187	—	2,051	2,238
Total	$58	$729	$198,736	$17,941	$217,464

	December 31, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$83	$163	$192,242	$6,080	$198,568
Canada	—	—	—	6,484	6,484
Europe	—	80	—	4,055	4,135
Asia-Pacific	—	605	—	2,204	2,809
Total	$83	$848	$192,242	$18,823	$211,996
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of June 30, 2026, across nearly 200 patent portfolio licensing and enforcement programs. As of June 30, 2026, we have generated gross licensing revenue of approximately $2.0 billion, and have returned $918.5 million to our patent partners. Since January 1, 2022, we generated gross licensing revenue of approximately $268.2 million and returned approximately $81.5 million to our patent partners.
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
On April 17, 2024, Benchmark consummated the Revolution Transaction contemplated in the Revolution Purchase Agreement. Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells. As of June 30, 2026, the Company’s interest in Benchmark is approximately 73.5%.
For more information, refer to the section entitled “Energy Operations Business” below.
Manufacturing Operations
Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of June 30, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
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
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of June 30, 2026, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of private securities valued at $5.8 million at June 30, 2026. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
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
We did not acquire any new patent portfolios during the six months ended June 30, 2026. During the year ended December 31, 2025, we acquired one new patent portfolio consisting of Wi-Fi 7 standard essential patents. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired have estimated economic useful lives ranging from two to five years.
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
Energy Operations Business
Headquartered in Austin, Texas, Benchmark is an independent oil and natural gas company that acquires, produces and develops oil and natural gas assets in Texas and Oklahoma. Benchmark is run by an experienced management team. After the acquisition of Revolution, Benchmark’s existing assets consist of approximately 158,000 net acres and an interest in approximately 600 wells, the majority of which are operated. Acacia owns approximately 73.5% of Benchmark. Benchmark intends to enhance the value of such assets via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and natural gas assets at attractive valuations.

Manufacturing Operations Business
In October 2024, we acquired Deflecto, a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets that is headquartered in Indianapolis, Indiana. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of June 30, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
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
Results of Operations
Summary of Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$114,562	$51,237	$63,325	124%	$168,801	$175,659	$(6,858)	(4%)
Total costs and expenses	106,046	63,622	42,424	67%	168,642	149,739	18,903	13%
Operating income (loss)	8,516	(12,385)	20,901	n/m	159	25,920	(25,761)	(99%)
Total other (expense) income	(18,276)	11,495	(29,771)	n/m	(30,084)	2,799	(32,883)	n/m
(Loss) income before income taxes	(9,760)	(890)	(8,870)	997%	(29,925)	28,719	(58,644)	n/m
Income tax benefit (expense)	1,318	(547)	1,865	n/m	3,882	(6,628)	10,510	n/m
Net income (loss) attributable to Acacia Research Corporation	47	(3,293)	3,340	n/m	(15,694)	20,994	(36,688)	n/m
Results of Operations - three months ended June 30, 2026 compared with the three months ended June 30, 2025
Total revenues increased $63.3 million to $114.6 million for the three months ended June 30, 2026, as compared to $51.2 million for the three months ended June 30, 2025, due to increases in our Intellectual Property Operations revenue of $60.6 million and in our Energy Operations revenue of $5.2 million. Refer to “Energy Operations - Revenues” below for further discussion and “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The increases were offset by a decrease in Manufacturing Operations revenue of $1.9 million and in Industrial Operations revenues of $588,000. Refer to “Manufacturing Operations - Revenues” and “Industrial Operations – Revenues” below for further detailed discussion.
Loss before income taxes was $9.8 million for the three months ended June 30, 2026, as compared to loss of $890,000 in the comparable prior period. The increase in loss comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 as follows:
~~•~~Total costs and expenses increased $42.4 million, from $63.6 million to $106.0 million in 2026 primarily due to the following:
◦Cost of revenues for Intellectual Property Operations increased $39.7 million, from $6.6 million to $46.2 million in 2026 primarily due to an increase in inventor royalties and contingent legal fees partially offset by a decrease in patent amortization expense.
▪Inventor royalties increased $18.2 million, from $154,000 to $18.4 million in 2026, primarily due to higher license fees being generated in the three months ended June 30, 2026 with inventor royalties. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
▪Contingent legal fees increased $25.5 million, from $18,000 to $25.5 million in 2026 due to the change in Intellectual Property Operations revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

▪Amortization of patents expense from our Intellectual Property Operations decreased $4.0 million, from $5.4 million to $1.5 million in 2026, due to certain patents becoming fully amortized during the period.
◦Total general and administrative expenses increased $4.1 million, from $15.5 million to $19.6 million in 2026, primarily due to our parent company and our Intellectual Property Operations general and administrative costs, driven by increased corporate legal fees and an increase in personnel related expenses
•Total other income (expense) increased $29.8 million, from $11.5 million other income to $18.3 million other expense in 2026 primarily due to the following:
◦Unrealized gain from the change in fair value of our equity securities increased $2.7 million, from $2.2 million to $4.9 million in 2026. The unrealized gain was derived from our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
◦Realized gain from the sale of equity securities increased $2.6 million, from $1.9 million to $4.5 million in 2026. The realized gains were derived from the sales activity from our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
◦Impairment of equity method investment was $30.9 million in 2026. The Company recognized an impairment charge of $30.9 million related to its investment in MalinJ1, reducing the carrying amount of the investment to zero. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in MalinJ1.
◦Gain on derivatives decreased $3.3 million, from $6.6 million to $3.3 million in 2026 due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 12 for additional information regarding Benchmark's gain on its commodity derivatives.
Results of Operations - six months ended June 30, 2026 compared with the six months ended June 30, 2025
Total revenues decreased $6.9 million to $168.8 million for the six months ended June 30, 2026, as compared to $175.7 million for the six months ended June 30, 2025, primarily due to a decrease in our Intellectual Property Operations revenues, our Manufacturing Operations revenues, and to a lesser extent, a decrease in Industrial Operations revenues. Intellectual Property Operations revenues decreased by $8.6 million due to a lower license fee revenue compared to the comparable prior year period. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Manufacturing Operations revenues decreased $2.8 million largely due to a decrease in revenues from our air distribution end market and Industrial Operations decreased $1.1 million due to a decrease in the number of printer units sold. The decreases were offset by an increase in Energy Operations of $5.6 million primarily due to increase in oil production and oil prices as a result of drilling activities.
Loss before income taxes was $29.9 million for the six months ended June 30, 2026, as compared to income of $28.7 million for the six months ended June 30, 2025. The net decrease comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 as follows:
~~•~~Total costs and expenses increased $18.9 million, from $149.7 million to $168.6 million in 2026 primarily due to the following:
◦Cost of revenues for Intellectual Property Operations increased $16.6 million, from $34.5 million to $51.1 million in 2026 primarily due to an increase in inventor royalties and contingent legal fees partially offset by a decrease in litigation and licensing expenses and patent amortization expense. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
▪Inventor royalties increased $1.9 million, from $16.7 million to $18.5 million in 2026, primarily due to the license fees being generated in 2026 with inventor royalties. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

▪Contingent legal fees increased $20.7 million, or 430%, as compared to a 12% decrease in Intellectual Property Operations revenues, primarily due to higher average contingent legal fee rates associated with the portfolios generating revenues during 2026. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
▪Litigation and licensing expenses decreased $1.3 million, from $3.0 million to $1.8 million in 2026, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
▪Amortization of patents expense from our Intellectual Property Operations decreased $4.7 million, from $9.9 million to $5.2 million in 2026, due to certain patents becoming fully amortized during the period.
◦Energy Operations cost of production decreased $1.6 million, from $25.0 million to $23.4 million in 2026. Refer to “Energy Operations – Cost of Production” below for further detail and discussion.
◦General and administrative expenses increased $4.1 million from $32.9 million to $36.9 million in 2026, due to an increase in our parent company and our Intellectual Property Operations general and administrative costs, driven by increased corporate legal fees and personnel costs. The increases were partially offset by a decrease in our Manufacturing Operations general and administrative costs. Refer to “General and Administrative Expenses” below for further detail and discussion.
•Total other expense was $30.1 million in 2026, as compared to other income of $2.8 million in the comparable prior year period. The changes in other expense and income are due to the following:
◦Unrealized gain from the change in fair value of our equity securities was $3.4 million in 2026, as compared to an unrealized loss of $2.6 million in the comparable prior year period. The unrealized gain and loss was derived from our trading securities portfolio.
◦Impairment of equity method investment was $30.9 million in 2026. The Company recognized an impairment charge of $30.9 million related to its investment in MalinJ1, reducing the carrying amount of the investment to zero. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in MalinJ1.
◦Realized and unrealized loss on derivatives from our Energy Operations was $7.4 million in 2026, as compared to a realized and unrealized gain on derivatives of $1.6 million in the comparable prior year period due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 12 for additional information regarding Benchmark's gain on its commodity derivatives.
◦Interest expense decreased $1.1 million from $4.8 million to $3.7 million in 2026, primarily due to a lower average balance from the Deflecto Facility and lower interest rates in 2026 versus 2025. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Deflecto Facility.

Intellectual Property Operations
Revenues
ARG’s revenue activity for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$60,600	$—	$60,600	n/m	$60,700	$69,490	$(8,790)	(13%)
Recurring license revenue agreements	313	329	(16)	(5%)	935	744	191	26%
Total revenues	$60,913	$329	$60,584	18,415%	$61,635	$70,234	$(8,599)	(12%)

New license agreements executed	2	—	2	n/m	3	4	(1)	(25%)
Licensing and enforcement programs generating revenues	3	3	—	0%	6	6	—	—%
Licensing and enforcement programs with initial revenues	—	—	—	n/m	—	1	(1)	(100%)
New patent portfolios	—	—	—	n/m	—	1	(1)	(100%)
For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue increased $60.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to an increase in the number of executed license agreements. Paid-up revenue decreased $8.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to a decrease in average license fees.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$18,360	$154	$18,206	n/m	$18,548	$16,695	$1,853	11%
Contingent legal fees	25,513	18	25,495	n/m	25,545	4,816	20,729	430%
Litigation and licensing expenses	897	972	(75)	(8%)	1,750	3,026	(1,276)	(42%)
Amortization of patents	1,460	5,414	(3,954)	(73%)	5,220	9,933	(4,713)	(47%)
Total	$46,230	$6,558	$39,672	605%	$51,063	$34,470	$16,593	48%
Refer to detailed change explanations above for the three and six months ended June 30, 2026 and 2025 regarding cost of revenues for our Intellectual Property Operations.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$1,596	$2,193	$(597)	(27%)	$3,974	$5,090	$(1,116)	(22%)
Consumable products	3,659	3,602	57	2%	7,687	7,608	79	1%
Services	747	795	(48)	(6%)	1,523	1,568	(45)	(3%)
Total	$6,002	$6,590	$(588)	(9%)	$13,184	$14,266	$(1,082)	(8%)
For the periods presented above, the majority of the contract agreements executed in the relevant period include various combinations of tangible products (which include printers, consumables and parts) and services. Revenue from printers and parts decreased $1.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to a decrease in number of printer units sold. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Printronix’s revenue arrangements and related concentrations. Refer to “Industrial Operations Business” above for additional information related to Printronix's operating activities.
Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$3,042	$3,406	$(364)	(11%)	$6,321	$7,470	$(1,149)	(15%)
Cost of revenues were lower for the six months ended June 30, 2026 primarily due to lower revenues. Refer to Note 2 included in our 2025 Annual Report for additional information regarding Printronix’s cost of revenues.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except per unit data and percentage change values)
Production:
Oil (Bbl)	123,709	111,757	11,952	11%	245,412	226,145	19,267	9%
Natural gas (Mcf)	1,521,573	1,461,744	59,829	4%	2,910,629	2,928,093	(17,464)	(1)%
Natural gas liquids (Bbl)	169,778	171,471	(1,693)	(1)%	320,390	339,267	(18,877)	(6)%
Total (boe)	547,083	526,852	20,231	4%	1,050,907	1,053,428	(2,521)	—%

Average daily production:
Oil (Bbl/day)	1,359	1,228	131	11%	1,356	1,249	107	9%
Natural gas (Mcf/day)	16,721	16,063	658	4%	16,081	16,177	(96)	(1)%
Natural gas liquids (Bbl/day)	1,866	1,884	(18)	(1)%	1,770	1,874	(104)	(6)%
Total (boe/day)	6,012	5,790	222	4%	5,806	5,820	(14)	—%

Revenues:
Oil sales	$11,578	$6,918	$4,660	67%	$20,230	$14,866	$5,364	36%
Natural gas sales	3,533	4,034	(501)	(12)%	9,653	9,374	279	3%
Natural gas liquids sales	4,774	3,907	867	22%	8,063	8,572	(509)	(6)%
Other service sales	660	458	202	44%	1,268	811	457	56%
Total	$20,545	$15,317	$5,228	34%	$39,214	$33,623	5,591	17%

Average Price:
Oil (per Bbl)	$93.59	$61.90	$31.69	51%	$82.43	$65.74	$16.70	25%
Natural gas (per Mcf)	$2.32	$2.76	$(0.44)	(16)%	$3.32	$3.20	$0.12	4%
Natural gas liquids (per Bbl)	$28.12	$22.79	$5.33	23%	$25.17	$25.27	$(0.10)	—%
For the periods presented above, revenues increased $5.2 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Revenues increased $5.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. Revenues in both periods increased primarily due to increase in oil production and higher oil prices and an increase in natural gas liquid prices in the three months ended June 30, 2026. This was partially offset by lower natural gas liquid volumes and lower natural gas prices in the three months ended June 30, 2026. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s revenue arrangements and related concentrations.
Cost of Production

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of production - energy operations	$11,685	$12,309	$(624)	(5%)	$23,374	$25,007	$(1,633)	(7%)
Cost of production decreased $1.6 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to lower depreciation, depletion and amortization and lower lease operating expenses in 2026. Depreciation, depletion and amortization decreased primarily due to an increase in total proved reserves recorded at December 31, 2025, which reduced the depletion rate. Lease operating expenses decreased largely due to lower well repairs and maintenance related costs during the six months ended June 30, 2026, as well as continued realization of operational efficiencies.
Manufacturing Operations
Revenues
Deflecto’s net revenues included the following:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
					(In thousands, except percentage change values)
Air distribution	$8,790	$9,602	$(812)	(8)%	$17,351	$19,458	$(2,107)	(11)%
Transportation safety	10,458	11,005	(547)	(5)%	20,983	21,133	(150)	(1)%
Office products	7,854	8,394	(540)	(6)%	16,434	16,945	(511)	(3)%
Total	$27,102	$29,001	$(1,899)	(7)%	$54,768	$57,536	$(2,768)	(5)%
For the periods presented above, revenues decreased $1.9 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due to lower revenue in air distribution, transportation safety and office products. Revenues decreased $2.8 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to lower revenue in our air distribution end market. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Deflecto’s revenue arrangements and related concentrations.
Cost of Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - manufacturing operations	$22,955	$22,422	$533	2%	$45,338	$43,233	$2,105	5%
Cost of revenues increased $2.1 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to higher material costs. Refer to Note 2 included in our 2025 Annual Report for additional information regarding Deflecto’s cost of revenues.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Sales and marketing expenses - industrial operations	$1,071	$1,242	$(171)	(14%)	$2,487	$2,809	$(322)	(11%)
Sales and marketing expenses - manufacturing operations	1,418	2,139	(721)	(34%)	3,121	3,884	(763)	(20%)

General and administrative costs - intellectual property operations	5,289	1,384	3,905	282%	8,546	4,869	3,677	76%
General and administrative costs - industrial operations	1,341	1,868	(527)	(28%)	2,952	3,611	(659)	(18%)
General and administrative costs - energy operations	873	915	(42)	(5%)	2,536	2,522	14	1%
General and administrative costs - manufacturing operations	4,782	5,066	(284)	(6%)	8,818	10,774	(1,956)	(18%)
Parent general and administrative expenses	7,360	6,313	1,047	17%	14,086	11,090	2,996	27%
Total general and administrative expenses	19,645	15,546	4,099	26%	36,938	32,866	4,072	12%
Total	$22,134	$18,927	$3,207	17%	$42,546	$39,559	$2,987	8%
The operating expenses table above includes the Company’s general and administrative expense by segment and Industrial Operations and Manufacturing Operations’ sales and marketing expenses. Refer to Note 2 included in our 2025 Annual Report for additional information regarding Printronix’s and Deflecto’s operating expenses.
The increase in Intellectual Property Operations was due to legal fees related to a dispute with a service provider. The increase in parent general and administrative costs was primarily due to an increase in parent company compensation and operating partner fees. The decrease in general and administrative costs of Manufacturing Operations is due to certain one-time severance expenses and professional fees related to the acquisition of Deflecto in October 2024 that were incurred during 2025 and did not recur in 2026.
Other Income/Expense
Equity Securities Investments

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$4,909	$2,219	$2,690	121%	$3,350	$(2,558)	$5,908	n/m
Gain on sale of equity securities	4,522	1,907	2,615	137%	3,917	3,512	405	12%
Net realized and unrealized gain	$9,431	$4,126	$5,305	129%	$7,267	$954	$6,313	662%
Impairment of equity method investment	$(30,934)	$—	$(30,934)	n/m	$(30,934)	$—	$(30,934)	n/m
Our equity securities investments, including the Life Sciences Portfolio and trading securities portfolio, are recorded at fair value at each balance sheet date. Our results primarily include unrealized gains and losses from the change in fair value of our equity securities, and, when equity securities are sold, the realized gains from those sales. The results during the three and six months ended June 30, 2026 and 2025 relate to our trading securities portfolio.
Impairment of equity method investment charge of $30.9 million in the three and six months ended June 30, 2026 is related to the investment in MalinJ1 - the carrying amount of the investment was reduced to zero in the quarter ended June 30, 2026. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in MalinJ1.

Net Loss/Income Attributable to Noncontrolling Interests in Subsidiaries

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Net income attributable to noncontrolling interests in Benchmark	$(2,553)	$(1,856)	$(697)	38%	$(693)	$(1,097)	$404	(37%)
Net loss attributable to noncontrolling interests in MalinJ1	11,042	—	11,042	n/m	11,042	—	11,042	n/m
Net loss (income) attributable to noncontrolling interests in subsidiaries	$8,489	$(1,856)	$10,345	n/m	$10,349	$(1,097)	$11,446	n/m
Net loss attributable to noncontrolling interests in MalinJ1 was $11.0 million in 2026, primarily due to the allocation of the impairment charge recognized on the Company’s investment in MalinJ1 to the noncontrolling interest. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in MalinJ1.
Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$1,318	$(547)	$1,865	n/m	$3,882	$(6,628)	$10,510	n/m
Effective tax rate	14%	(61)%	n/a	n/m	13%	23%	n/a	n/m
Our income tax benefit for the three and six months ended June 30, 2026 is primarily attributable to recognizing a benefit for losses incurred during the quarter offset by foreign withholding taxes. Our income tax expense for the three and six months ended June 30, 2025 is primarily attributable to the statutory rate applied to our year-to date earnings and foreign withholding taxes for which a foreign tax credit cannot be benefited.
Our 2026 effective tax rate was lower than the U.S. federal statutory rate primarily due to U.S. Income Tax Inclusions from our controlled foreign corporations (double taxed income) for which we can benefit from Foreign Tax Credits, Officers Compensation, and non-controlling interest partnership losses. Our 2025 effective tax rate was slightly lower than the U.S. federal statutory rate primarily due to non-controlling partnership earning allocated to minority shareholders.
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
The Company has recorded a partial valuation allowance against our net deferred tax assets as of June 30, 2026 and 2025 for foreign tax credits and certain state net operating losses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of June 30, 2026, are recognized as liabilities or generally are otherwise described in Note 14, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere herein. In particular, our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 14 to the accompanying consolidated financial statements. Historically, we have not entered into off-balance sheet financing arrangements. In addition, the obligations of our Energy Operations Business related to the Benchmark Revolving Credit Facility and the obligations of our Manufacturing Operations Business related to the Deflecto Facility are further described in Note 10 to the accompanying consolidated financial statements. The obligations of our Energy

Operations Business related to the asset retirement obligations are further described in Note 9 to the accompanying consolidated financial statements.
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
At June 30, 2026, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
Furthermore, we intend to grow our company by acquiring additional operating businesses, energy assets and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the date of our 2025 Annual Report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors,” of our 2025 Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $326.8 million at June 30, 2026, compared to $324.3 million at December 31, 2025.
The Benchmark Revolving Credit Facility and Deflecto Facility include covenants potentially limiting our borrowing capacity as determined by a leverage ratio. As of June 30, 2026, we were in compliance with all financial covenants applicable to the Benchmark Revolving Credit Facility and the Deflecto Facility. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.
Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$7,307	$52,545
Investing activities	(1,998)	(451)
Financing activities	(4,859)	(10,340)
Effect of exchange rates on cash and cash equivalents	466	1,087
Increase in cash and cash equivalents	$916	$42,841

Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Net (loss) income including noncontrolling interests in subsidiaries	$(26,043)	$22,091
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Impairment of equity method investment	30,934	—
Depreciation, depletion and amortization	15,053	22,055
Accretion of asset retirement obligation	912	867
Gain on disposal of assets	(487)	—
Compensation expense for share-based awards	2,216	1,876
Loss (gain) on foreign currency exchange	65	(435)
Change in fair value of equity securities	(3,350)	2,558
Gain on sale of equity securities	(3,917)	(3,512)
Unrealized loss (gain) on derivatives	4,554	(789)
Deferred income taxes	(5,467)	3,646
Changes in operating assets and liabilities:
Accounts receivable	(60,501)	3,501
Inventories	1,921	1,760
Prepaid expenses and other assets	2,074	(4,114)
Accounts payable and accrued expenses	4,209	2,646
Royalties and contingent legal fees payable	45,194	231
Deferred revenue	(60)	164
Net cash provided by operating activities	$7,307	$52,545
Cash receipts from ARG’s licensees totaled $3.1 million and $70.3 million for the six months ended June 30, 2026 and 2025, respectively. Cash receipts from Printronix’s customers totaled $15.2 million and $15.7 million for the six months ended June 30, 2026 and 2025, respectively. Cash receipts from Benchmark’s customers totaled $51.8 million and $54.5 million for the six months ended June 30, 2026 and 2025, respectively. Cash receipts from Deflecto’s customers totaled $54.2 million and $57.4 million for the six months ended June 30, 2026 and 2025. The fluctuations in cash receipts for the periods presented primarily reflect the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.
Our reported cash provided by operations for the six months ended June 30, 2026 was $7.3 million, compared to cash provided by operations of $52.5 million in the comparable prior period. The decrease in cash provided by operations was primarily due to decreases from working capital primarily related to ARG.
Working Capital
Our cash flows from working capital related changes decreased from an inflow of $4.2 million for the six months ended June 30, 2025 to outflow of $7.2 million for the six months ended June 30, 2026. The change was primarily due to negative working capital impacts in 2026 primarily due to a change in accounts receivable and royalties and contingent legal fees payable, which was related to the timing of cash receipts and payments related to the Intellectual Property Operations Business.

Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Acquisition, net of cash acquired and working capital adjustments	$—	$1,230
Patent acquisition	(1,750)	—
Purchases of equity securities	(2,522)	(12,543)
Sales of equity securities	8,221	15,165
Proceeds from loans receivable	7,460	—
Purchases of property and equipment	(1,683)	(940)
Net additions to oil and gas properties	(13,305)	(3,363)
Proceeds from disposition of property and equipment	1,581	—
Net cash used in investing activities	$(1,998)	$(451)
Cash flows used in investing activities for the six months ended June 30, 2026 were $2.0 million, as compared to $451,000 in the comparable prior year period. Cash used in investing activities in 2026 was primarily due to net additions to oil and gas properties and purchases of property and equipment partially offset by proceeds from loans receivable and the net activities of the sales and purchases of equity securities.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Six Months Ended June 30,
	2026	2025
	(In thousands)
Paydown of Benchmark revolving credit facility	$—	$(8,500)
Paydown of Deflecto Facility	(1,763)	(1,200)
Taxes paid related to net share settlement of share-based awards	(3,096)	(670)
Proceeds from exercise of stock options	—	30
Net cash used in financing activities	$(4,859)	$(10,340)
Cash flows used in financing activities for the six months ended June 30, 2026 were $4.9 million, as compared to cash outflows of $10.3 million in the prior comparable period. The lower cash outflows in the six months ended June 30, 2025 were primarily due to paydowns of the Benchmark Revolving Credit Facility in 2025 that did not recur in 2026. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and Deflecto Facility.
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
As of June 30, 2026 and December 31, 2025, the carrying value of our equity investments in public and private companies was $24.9 million and $54.3 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of June 30, 2026, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $1.9 million in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound, Canadian Dollar, Chinese Yuan and Euro currency exchange rates, primarily related to foreign cash accounts. As of June 30, 2026, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Corporation adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
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
101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026 and 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: August 6, 2026	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: August 6, 2026	/s/ Michael Zambito
By: Michael Zambito
Chief Financial Officer (Principal Financial Officer and Accounting Officer)