Form 10-Q
period 2026-09-30
ACACIA RESEARCH CORP
filed 2026-11-05
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of November 2, 2026, was 97,593,766.

ACACIA RESEARCH CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED
September 30, 2026

		Page

	CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS	1

PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025	4

	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity for the Three and Nine Months Ended September 30, 2026 and 2025	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60

Item 4.	Controls and Procedures	60

PART II.	OTHER INFORMATION	62

Item 1.	Legal Proceedings	62

Item 1A.	Risk Factors	62

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Mine Safety Disclosures	63

Item 5.	Other Information	63

Item 6.	Exhibits	63
i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026 (this “Quarterly Report”) contains forward-looking statements within the meaning of the federal securities laws. To the extent that statements in this Quarterly Report are not recitations of historical fact, such statements constitute forward-looking statements, which, by definition, involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statements. These forward-looking statements are intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. Throughout this Quarterly Report, we have attempted to identify forward-looking statements by using words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecasts,” “goal,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” or other forms of these words or similar words or expressions or the negative thereof, although not all forward-looking statements contain these terms. Forward-looking statements include statements regarding, among other things, our business, operating, development, investment and finance strategies, our relationship with Starboard Value, LP, acquisition and development activities, financial results of our operating businesses, other related business activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Forward-looking statements are subject to substantial risks and uncertainties that could cause our future business, financial condition, results of operations or performance to differ materially from our historical results or those expressed or implied in any forward-looking statement contained herein. All forward-looking statements include assumptions underlying or relating to such statements and are subject to numerous factors that present considerable risks and uncertainties, including, without limitation:
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
•Changes to our relationship with Starboard Value, LP;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$336,928	$306,719
Equity securities	3,786	17,551
Equity securities without readily determinable fair value	5,816	5,816
Equity method investments	—	30,934
Loans receivable	5,604	15,299
Accounts receivable, net	31,471	26,165
Inventories	24,992	26,559
Prepaid expenses and other current assets	13,186	21,050
Total current assets	421,783	450,093

Property, plant and equipment, net	20,207	21,291
Oil and natural gas properties, net	198,062	190,705
Goodwill	25,606	25,790
Other intangible assets, net	40,694	48,148
Operating lease, right-of-use assets	9,664	11,500
Deferred income tax assets, net	22,063	14,836
Other non-current assets	8,715	8,593
Total assets	$746,794	$770,956

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,772	$13,358
Accrued expenses and other current liabilities	26,262	19,661
Accrued compensation	8,483	6,727
Current asset retirement obligation	1,648	1,589
Royalties and contingent legal fees payable	6,599	6,761
Deferred revenue	1,072	945
Current portion of long-term debt	17,000	—
Total current liabilities	74,836	49,041

Asset retirement obligation	33,901	32,586
Long-term lease liabilities	7,308	8,424
Deferred income tax liabilities, net	2,248	2,152
Benchmark revolving credit facility	59,500	59,500
Deflecto facility	13,910	32,566
Other long-term liabilities	3,502	2,655
Total liabilities	195,205	186,924

Commitments and contingencies (Note 14)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 300,000,000 shares authorized; 97,593,766 and 96,475,469 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	97	96
Treasury stock, at cost, 20,542,064 shares as of September 30, 2026 and December 31, 2025	(118,542)	(118,542)
Accumulated other comprehensive income	909	670
Additional paid-in capital	914,602	915,330
Accumulated deficit	(275,359)	(254,104)
Total Acacia Research Corporation stockholders' equity	521,707	543,450

Noncontrolling interests	29,882	40,582

Total stockholders' equity	551,589	584,032

Total liabilities and stockholders' equity	$746,794	$770,956
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Intellectual property operations	$263	$7,795	$61,898	$78,029
Industrial operations	7,531	6,660	20,715	20,926
Energy operations	19,455	14,176	58,669	47,799
Manufacturing operations	27,196	30,815	81,964	88,351
Total revenues	54,445	59,446	223,246	235,105

Costs and expenses:
Cost of revenues - intellectual property operations	2,310	8,301	53,373	42,771
Cost of revenues - industrial operations	3,720	3,376	10,041	10,846
Cost of production - energy operations	11,922	11,880	35,296	36,887
Cost of revenues - manufacturing operations	22,105	23,285	67,443	66,518
Sales and marketing expenses - industrial and manufacturing operations	2,604	3,080	8,212	9,773
General and administrative expenses	15,368	15,950	52,306	48,816
Total costs and expenses	58,029	65,872	226,671	215,611
Operating (loss) income	(3,584)	(6,426)	(3,425)	19,494

Other income (expense):
Equity securities investments:
Change in fair value of equity securities	(5,973)	900	(2,623)	(1,658)
Gain on sale of equity securities	8,238	—	12,155	3,512
Net realized and unrealized gain	2,265	900	9,532	1,854
Impairment of equity method investment	—	—	(30,934)	—
(Loss) gain on derivatives - energy operations	(6,054)	1,872	(13,412)	3,486
(Loss) gain on foreign currency exchange	(21)	(30)	(86)	405
Interest expense	(1,919)	(2,230)	(5,634)	(7,010)
Interest income	2,951	3,001	8,424	8,447
Other expense, net	(763)	(449)	(1,515)	(1,319)
Total other (expense) income	(3,541)	3,064	(33,625)	5,863

(Loss) income before income taxes	(7,125)	(3,362)	(37,050)	25,357

Income tax benefit (expense)	1,213	968	5,095	(5,660)

Net (loss) income including noncontrolling interests in subsidiaries	(5,912)	(2,394)	(31,955)	19,697

Net loss (income) attributable to noncontrolling interests in subsidiaries	351	(336)	10,700	(1,433)

Net (loss) income attributable to Acacia Research Corporation	$(5,561)	$(2,730)	$(21,255)	$18,264

Income (loss) per share:
Net (loss) income attributable to common stockholders - Basic	$(5,561)	$(2,730)	$(21,255)	$18,264
Weighted average number of shares outstanding - Basic	97,586,881	96,445,160	96,979,994	96,237,282
Basic net (loss) income per common share	$(0.06)	$(0.03)	$(0.22)	$0.19
Net (loss) income attributable to common stockholders - Diluted	$(5,561)	$(2,730)	$(21,255)	$18,264
Weighted average number of shares outstanding - Diluted	97,586,881	96,445,160	96,979,994	97,038,414
Diluted net (loss) income per common share	$(0.06)	$(0.03)	$(0.22)	$0.19

Other comprehensive income (loss):
Foreign currency translation	$329	$(114)	$239	$1,411
Total other comprehensive income (loss), net	329	(114)	239	1,411
Total comprehensive (loss) income	(5,583)	(2,508)	(31,716)	21,108

Comprehensive loss (income) attributable to noncontrolling interests	351	(336)	10,700	(1,433)

Comprehensive (loss) income attributable to Acacia Research Corporation	$(5,232)	$(2,844)	$(21,016)	$19,675
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Three Months Ended September 30, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2026	97,586,805	$97	$(118,542)	$914,451	$(269,798)	$580	$30,233	$557,021
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	(5,561)	—	(351)	(5,912)
Other comprehensive income	—	—	—	—	—	329	—	329
Issuance of common stock for unvested restricted stock awards, net of forfeitures	6,961	—	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	151	—	—	—	151
Balance at September 30, 2026	97,593,766	$97	$(118,542)	$914,602	$(275,359)	$909	$29,882	$551,589

	Three Months Ended September 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2025	96,444,993	$96	$(118,542)	$911,473	$(254,792)	$345	$38,891	$577,471
Net (loss) income including noncontrolling interests in subsidiaries	—	—	—	—	(2,730)	—	336	(2,394)
Other comprehensive loss	—	—	—	—	—	(114)	—	(114)
Issuance of common stock for unvested restricted stock awards, net of forfeitures	15,385	—	—	—	—	—	—	—
Compensation expense for share-based awards	—	—	—	1,875	—	—	—	1,875
Balance at September 30, 2025	96,460,378	$96	$(118,542)	$913,348	$(257,522)	$231	$39,227	$576,838
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Nine Months Ended September 30, 2026
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2025	96,475,469	$96	$(118,542)	$915,330	$(254,104)	$670	$40,582	$584,032
Net loss including noncontrolling interests in subsidiaries	—	—	—	—	(21,255)	—	(10,700)	(31,955)
Other comprehensive income	—	—	—	—	—	239	—	239
Issuance of common stock for vesting of restricted stock units and performance based stock awards	1,758,841	2	—	—	—	—	—	2
Issuance of common stock for unvested restricted stock awards, net of forfeitures	27,969	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(668,513)	(1)	—	(3,095)	—	—	—	(3,096)
Compensation expense for share-based awards	—	—	—	2,367	—	—	—	2,367
Balance at September 30, 2026	97,593,766	$97	$(118,542)	$914,602	$(275,359)	$909	$29,882	$551,589

	Nine Months Ended September 30, 2025
	Common Stock		Treasury Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Subsidiaries	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2024	96,048,999	$96	$(118,542)	$910,237	$(275,786)	$(1,180)	$37,794	$552,619
Net income including noncontrolling interests in subsidiaries	—	—	—	—	18,264	—	1,433	19,697
Other comprehensive income	—	—	—	—	—	1,411	—	1,411
Stock options exercised	8,333	—	—	30	—	—	—	30
Issuance of common stock for vesting of restricted stock units	521,041	—	—	—	—	—	—	—
Issuance of common stock for unvested restricted stock awards, net of forfeitures	56,162	—	—	—	—	—	—	—
Shares withheld related to net share settlement of share-based awards	(174,157)	—	—	(670)	—	—	—	(670)
Compensation expense for share-based awards	—	—	—	3,751	—	—	—	3,751
Balance at September 30, 2025	96,460,378	$96	$(118,542)	$913,348	$(257,522)	$231	$39,227	$576,838
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ACACIA RESEARCH CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities:
Net (loss) income including noncontrolling interests in subsidiaries	$(31,955)	$19,697
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by operating activities:
Impairment of equity method investment	30,934	—
Depreciation, depletion and amortization	21,577	32,891
Accretion of asset retirement obligation	1,369	1,299
Gain on disposal of assets	(487)	—
Compensation expense for share-based awards	2,367	3,751
Loss (gain) on foreign currency exchange	86	(405)
Change in fair value of equity securities	2,623	1,658
Gain on sale of equity securities	(12,155)	(3,512)
Unrealized loss (gain) on derivatives	9,691	(1,495)
Deferred income taxes	(7,131)	3,609
Changes in operating assets and liabilities:
Accounts receivable	(5,326)	(284)
Inventories	1,568	995
Prepaid expenses and other assets	2,362	(3,284)
Accounts payable and accrued expenses	7,204	5,455
Royalties and contingent legal fees payable	(281)	1,529
Deferred revenue	(162)	188
Net cash provided by operating activities	22,284	62,092

Cash flows from investing activities:
Acquisition, net of cash acquired and working capital adjustments	—	1,230
Patent acquisition	(1,750)	—
Purchases of equity securities	(4,441)	(17,368)
Sales of equity securities	27,738	15,165
Purchases of loans receivable	—	(3,364)
Proceeds from loans receivable	9,650	—
Purchases of property and equipment	(2,137)	(1,401)
Net additions to oil and gas properties	(17,794)	(8,961)
Proceeds from disposition of property and equipment	1,581	—
Net cash provided by (used in) investing activities	12,847	(14,699)

Cash flows from financing activities:
Borrowings on the Benchmark revolving credit facility	—	4,000
Paydown of Benchmark revolving credit facility	—	(12,000)
Paydown of Deflecto Facility	(1,763)	(12,100)
Taxes paid related to net share settlement of share-based awards	(3,096)	(670)
Proceeds from exercise of stock options	—	30
Net cash used in financing activities	(4,859)	(20,740)

Effect of exchange rates on cash and cash equivalents	(63)	1,247

Increase in cash and cash equivalents	30,209	27,900

Cash and cash equivalents, beginning of period	306,719	273,880

Cash and cash equivalents, end of period	$336,928	$301,780

Supplemental schedule of cash flow information:
Noncash investing and financing activities:
Patent acquisition of prepaid option	—	15,000
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
During the nine months ended September 30, 2026, ARG did not obtain control of any new patent portfolios. During the nine months ended September 30, 2025, ARG obtained control of one new patent portfolio.
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
Energy Operations
The Company’s Energy Operations consists of an approximately 73.5% interest in Benchmark Energy II, LLC (“Benchmark”). Headquartered in Austin, Texas, Benchmark is an independent oil and natural gas company engaged in the acquisition, production and development of oil and gas assets in mature resource plays in Texas and Oklahoma. Benchmark seeks to acquire predictable and shallow decline, cash-flowing oil and gas properties whose value can be enhanced via a disciplined, field optimization strategy, with risk managed through robust commodity hedges and low leverage. Benchmark’s current position is concentrated in the Anadarko Basin region of Western Oklahoma and the Texas panhandle, where it has a production base comprising approximately 158,000 net acres located primarily in Ellis and Roger Mills counties, Oklahoma and Lipscomb, Hemphill, Ochiltree and Roberts counties, Texas. Within its operating areas, Benchmark’s assets are prospective for multiple formations, most notably the Cleveland, Granite Wash and Cherokee formations. Through its investment in Benchmark, the Company, along with the Benchmark management team, will evaluate future growth and acquisitions of oil and gas assets at attractive valuations.
Manufacturing Operations
The Company’s Manufacturing Operations consists of its wholly-owned subsidiary Deflecto Acquisition, Inc. (“Deflecto”). Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of September 30, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.

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
In 2020, the Company acquired equity securities of Malin J1 Limited (“MalinJ1”). MalinJ1 is included in the Company’s consolidated financial statements because the Company, through its interest in the equity securities of MalinJ1, has the ability to control the operations and activities of MalinJ1. Viamet HoldCo LLC, a Delaware limited liability company and wholly-owned subsidiary of Acacia, is the majority shareholder of MalinJ1. Refer to Note 3 for additional information regarding the Company’s investment in MalinJ1, including the impairment recognized during the nine months ended September 30, 2026.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information, the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and note disclosures required by U.S. GAAP in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim unaudited condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025, as reported by Acacia in its 2025 Annual Report, as well as in our other public filings with the SEC. The condensed consolidated interim financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's consolidated financial position as of September 30, 2026, and results of operations and its cash flows for the interim periods presented. The consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the entire fiscal year.
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

License revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Paid-up license revenue agreements	$—	$7,375	$60,700	$76,865
Recurring license revenue agreements	263	420	1,198	1,164
Total	$263	$7,795	$61,898	$78,029
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
Revenues for products are generally recognized upon shipment, whereas revenues for services are generally recognized over time, assuming all other criteria for revenue recognition have been met. As a practical expedient, incremental costs of obtaining a contract are expensed as incurred when the expected amortization period is one year or less. There are no cost-to-obtain contracts recorded as assets as of September 30, 2026 and December 31, 2025. Service revenue commissions are tied to the revenue recognized during the current year of the related sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue producing transaction and collected from a customer (e.g., sales, use, value added, and some excise taxes) are excluded from revenue.
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
Printronix’s net revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Printers, consumables and parts	$6,817	$5,859	$18,478	$18,557
Services	714	801	2,237	2,369
Total	$7,531	$6,660	$20,715	$20,926
Refer to Note 17 for additional information regarding net sales to customers by geographic region.
Deferred revenue in the consolidated balance sheets represents a contract liability under ASC 606 and consists of payments and billings in advance of the performance. Printronix recognized $524,000 and $458,000 in revenue that was previously included in the beginning balance of deferred revenue during the three months ended September 30, 2026 and 2025, respectively. Printronix recognized $1.4 million and $1.2 million in revenue that was previously included in the beginning balance of deferred revenue during the nine months ended September 30, 2026 and 2025, respectively.
Printronix’s payment terms vary by the type and location of its customers and the products, solutions or services offered. The time between invoicing and when payment is due is not significant. In instances where the timing of revenue recognition differs from the timing of invoicing, Printronix has determined that its contracts do not include a significant financing component.
Printronix’s remaining performance obligations, following the transfer of products to customers, primarily relate to repair and support services. The aggregated transaction price allocated to remaining performance obligations for arrangements with an original term exceeding one year included in deferred revenue was $680,000 and $1.1 million as of September 30, 2026 and December 31, 2025, respectively. Printronix adopted the practical expedient not to disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. On average, remaining performance obligations as of September 30, 2026 are expected to be recognized over a period of approximately two years.
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
Benchmark’s revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Oil sales	$10,048	$6,614	$30,278	$21,480
Natural gas sales	3,766	3,738	13,419	13,112
Natural gas liquids sales	4,963	3,207	13,026	11,779
Other service sales	678	617	1,946	1,428
Total	$19,455	$14,176	$58,669	$47,799
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

Deflecto’s revenues were comprised of the following for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Transportation safety	$11,299	$11,287	$32,282	$32,420
Air distribution	8,241	10,226	25,592	29,684
Office products	7,656	9,302	24,090	26,247
Total	$27,196	$30,815	$81,964	$88,351
Impairment of Investments
Acacia reviews its investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, Acacia considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, Acacia evaluates, among other factors, general market conditions and the duration and extent to which the fair value is less than cost. Acacia also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in the consolidated statements of operations and comprehensive income (loss) and a new cost basis in the investment is established. During the nine months ended September 30, 2026, the Company recognized an impairment charge related to its investment in MalinJ1. Refer to Note 3 for additional information.
Accounts Receivable and Allowance for Credit Losses
The opening balances of accounts receivable from contracts with customers for the nine months ended September 30, 2026 and 2025 were $26.2 million and $26.9 million, respectively, which were net of allowances for estimated credit losses of $1.3 million in both periods.
Intellectual Property Operations
ARG performs credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses. Accounts receivable are recorded at the executed contract amount and generally do not bear interest. Collateral is not required. An allowance for credit losses may be established to reflect the Company’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined based on known troubled accounts, historical experience, and other currently available evidence. Allowance for credit losses was immaterial as of September 30, 2026 and December 31, 2025.
Industrial Operations
Printronix’s accounts receivable are recorded at the invoiced amount and do not bear interest. Printronix performs initial and periodic credit evaluations on customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness. The allowance for credit losses is determined by evaluating individual customer receivables, based on contractual terms, reviewing the financial condition of customers, and from the historical experience of write-offs. Receivable losses are charged against the allowance when management believes the account has become uncollectible. Subsequent recoveries, if any, are credited to the allowance. As of September 30, 2026 and December 31, 2025, Printronix’s combined allowance for credit losses and allowance for sales returns was zero and $427,000, respectively.
Energy Operations
Benchmark’s oil and gas accounts receivable consist of crude oil, natural gas and natural gas liquids sales proceeds receivable from purchasers. Accounts receivable – joint interest owners consist of amounts due from joint interest partners for operating costs. Benchmark’s accounts receivable are recorded at the invoiced amount and do not bear interest. An allowance for credit losses may be established to reflect management’s best estimate of probable losses inherent in the accounts receivable balance, and is reflected as a contra-asset account on the balance sheets and a charge to general and administrative expenses in the consolidated statements of operations and comprehensive income (loss) for the applicable period. The allowance is determined by evaluating individual customer receivables based on known troubled accounts, historical experience, and other currently available evidence. As of September 30, 2026 and December 31, 2025, Benchmark’s allowance for credit losses was $144,000 and $225,000, respectively.
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
Deflecto utilizes the loss rate method in determining its lifetime expected credit losses on its receivables. This method is used for calculating an estimate of losses based primarily on Deflecto’s historical loss experience. In determining its loss rates, the Company evaluates information related to its historical losses, adjusted for current conditions and further adjusted for the period of time that can be reasonably forecasted. Qualitative and quantitative adjustments related to current conditions and the reasonable and supportable forecast period consider the following: past due receivables and the customer creditworthiness on the level of estimated credit losses in the existing receivables. Deflecto’s allowance for expected credit losses and discounts was $888,000 and $683,000 as of September 30, 2026 and December 31, 2025, respectively. Customer rebate reserves were $3.1 million and $3.4 million as of September 30, 2026 and December 31, 2025, respectively. Deflecto’s allowance for expected credit losses and discounts and customer rebates are reported as a reduction of accounts receivable.
Loans Receivable
In August 2025, the Company partnered with Unchained Capital, which provides financial services tailored for Bitcoin holders (“Unchained”), and Build Asset Management, an investment adviser focused on the Bitcoin space (“Build”), to purchase commercial whole loans collateralized by Bitcoin (the “Loans”). The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Interest income on the Loans is accrued and recognized as interest income at the contractual rate of interest. Loans receivable are carried at amortized cost net of an allowance for credit losses. The allowance is determined based on borrower creditworthiness, volatility, historical loss experience and forecasted conditions. The Company monitors the credit quality of the Loans primarily based on collateral coverage, as all Loans are fully collateralized by Bitcoin and represent a single origination vintage. The Company has the contractual right to liquidate the Bitcoin collateral upon a borrower default, subject to the terms of the underlying loan agreements. As of September 30, 2026, all Loans were current. Allowance for credit losses was immaterial as of September 30, 2026 and December 31, 2025. The outstanding balance of the loans receivable, including accrued interest, was $5.6 million and $15.3 million as of September 30, 2026 and December 31, 2025, respectively.
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
Oil and Natural Gas Properties
Benchmark follows the successful efforts method of accounting for oil and natural gas producing activities. Costs to acquire oil and gas product leaseholds, to drill and equip exploratory wells that find proved reserves, to drill and equip development wells and related asset retirement costs are capitalized. Costs to drill exploratory wells are capitalized pending determination of whether the wells have found proved reserves. If Benchmark determines that the wells do not find proved reserves, the costs are charged to expense. At September 30, 2026, as most of Benchmark’s wells are producing, Benchmark had no capitalized exploratory costs that were pending determination of economic reserves. Geological and geophysical costs, including seismic studies and costs of carrying and retaining unproved properties, are charged to expense as incurred. On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depletion and depreciation are eliminated from the property accounts, and the resulting gain or loss is recognized. On the sale of a partial unit of proved property, the amount received is treated as a reduction of the cost of the interest retained. Capitalized costs of proved oil and natural gas leasehold costs are depleted based on the unit-of-production method over total estimated proved reserves, and capitalized drilling and development costs of producing oil and natural gas properties, including related equipment and facilities are depreciated based on the unit-of-production method over the estimated proved developed reserves.
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
Income Taxes
Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia’s consolidated financial statements or consolidated income tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized, or if it is determined that there is uncertainty regarding future realization of such assets. When the Company establishes or reduces the valuation allowance against its deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. At this time, we believe it to be more likely than not that we will generate sufficient taxable income in the future that will allow us to realize our deferred tax assets; however, it is reasonably possible that some or all of our remaining net United States deferred tax assets may need a valuation allowance in the near term.
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
3. EQUITY SECURITIES
Equity securities for the periods presented were comprised of the following:

Security Type	Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
	(In thousands)
September 30, 2026:
Equity securities - other common stock	$7,080	$4	$(3,298)	$3,786

December 31, 2025:
Equity securities - other common stock	$18,227	$71	$(747)	$17,551
Equity Securities Portfolio Investment
On April 3, 2020, the Company entered into an Option Agreement with LF Equity Income Fund, which included general terms through which the Company was provided the option to purchase a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”) for an aggregate purchase price of £223.9 million, approximately $277.5 million at the exchange rate on April 3, 2020. The total fair value of the remaining Life Sciences Portfolio investment of $5.8 million, which primarily consists of private life sciences companies, was included in our consolidated balance sheets as of September 30, 2026 and December 31, 2025. Unrealized and realized gains or losses from our investment in the Life Sciences Portfolio are recorded in the change in fair value of equity securities and gain or loss on sale of equity securities, respectively, in the consolidated statements of operations and comprehensive income (loss). There are no unrealized and realized gains or losses from our investment in the Life Sciences Portfolio for the nine months ended September 30, 2026 and 2025.
As part of the Company’s acquisition of equity securities in the Life Sciences Portfolio, the Company acquired a majority interest in the equity securities of MalinJ1 (63.9%), which were transferred to the Company on December 3, 2020. The acquisition of the MalinJ1 securities was accounted for as an asset acquisition as there was a change of control of MalinJ1 and substantially all of the fair value of the assets acquired was concentrated in a single identifiable asset, an investment in Viamet Pharmaceuticals Holdings, LLC (“Viamet”). As such, the cost basis of the MalinJ1 securities was allocated to the Viamet investment, the single identifiable asset, and no goodwill was recognized. The Company through its consolidation of MalinJ1 accounts for the Viamet investment under the equity method as MalinJ1 owns 41.0% of outstanding shares of Viamet. In June 2026, the Company determined that its investment in MalinJ1 no longer had value following the decision by the owner of Mycovia Pharmaceuticals, Inc. (“Mycovia”), the life sciences company with which Viamet had contractual arrangements that constituted Viamet’s primary asset, to no longer fund the business. Based on this decision, the Company concluded that the decline in the fair value of its investment in MalinJ1 below its carrying amount was other than temporary and the Company does not expect to realize any future economic benefit from the MalinJ1 investment. Accordingly, during the nine months ended September 30, 2026, the Company recognized an impairment charge of $30.9 million related to its investment in MalinJ1, which is presented as impairment of equity method investment in the consolidated statements of operations and comprehensive income (loss) and reduced the carrying amount of the investment to zero. The Company also recognized a $11.0 million net loss attributable to noncontrolling interests in subsidiaries for the minority interest’s share of the impairment. No distributions were received during the three and nine months ended September 30, 2026 and 2025. On October 1, 2026, a wholly owned subsidiary of the Company acquired 100% of the outstanding equity interests of Mycovia in connection with a series of transactions resulting in the continuing operation of Mycovia and a modification of the contingent payment arrangements between Mycovia and Viamet. Refer to Note 18 for additional information.

4. INVENTORIES
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Raw materials	$7,160	$6,018
Subassemblies and work in process	1,198	1,084
Finished goods	16,634	19,457
Total inventories	$24,992	$26,559
5. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Machinery and equipment	$13,078	$12,501
Vehicles	510	573
Furniture and fixtures	869	999
Computer hardware and software	1,622	1,574
Land	2,536	2,877
Building and leasehold improvements	8,323	8,398
	26,938	26,922
Accumulated depreciation and amortization	(6,731)	(5,631)
Property, plant and equipment, net	$20,207	$21,291
Total depreciation and amortization expense for the assets above in the consolidated statements of operations and comprehensive income (loss) was $640,000 and $903,000 for the three months ended September 30, 2026 and 2025, respectively, and $1.9 million and $3.4 million for the nine months ended September 30, 2026 and 2025, respectively. Our Intellectual Property Operations, Manufacturing Operations and parent company include depreciation and amortization in general and administrative expenses. For the three months ended September 30, 2026 and 2025, our Industrial Operations allocated depreciation and amortization, totaling $50,000 and $108,000, respectively, to all applicable operating expense categories, including cost of sales of $33,000 and $74,000, respectively. For the nine months ended September 30, 2026 and 2025, our Industrial Operations allocated depreciation and amortization, totaling $190,000 and $338,000, respectively, to all applicable operating expense categories, including cost of sales of $133,000 and $235,000, respectively. During the nine months ended September 30, 2026, Deflecto completed the sale of a portion of its U.K. facility with net proceeds of $1.8 million, which were used to paydown the outstanding Deflecto Facility.
6. OIL AND NATURAL GAS PROPERTIES, NET
Benchmark’s oil and natural gas properties consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Proved oil and gas properties	$225,742	$210,280
Unproved oil and gas properties	10,357	8,065
Accumulated depletion and depreciation	(38,037)	(27,640)
Oil and natural gas properties, net	$198,062	$190,705

Total depletion and depreciation expense for the proved oil and gas properties in the consolidated statements of operations and comprehensive income (loss) was $3.6 million and $3.8 million for the three months ended September 30, 2026 and 2025, respectively, and $10.4 million and $11.7 million for the nine months ended September 30, 2026 and 2025, respectively. Our Energy Operations includes depletion and depreciation in cost of production. Benchmark determined no impairment to proved oil and natural gas properties was necessary as of September 30, 2026 and December 31, 2025.
7. GOODWILL AND OTHER INTANGIBLE ASSETS, NET
Changes in the carrying amount of goodwill consisted of the following:

	Industrial Operations	Energy Operations	Manufacturing Operations	Total
	(In thousands)
Balance at December 31, 2025	$7,541	$1,449	$16,800	$25,790
Effect of foreign currency translation	—	—	(184)	(184)
Impairment losses	—	—	—	—
Balance at September 30, 2026	$7,541	$1,449	$16,616	$25,606
The ending balance of goodwill includes no accumulated impairment losses to date. Refer to Note 1 for additional information related to the Printronix, Benchmark and Deflecto acquisitions.
Other intangible assets, net consisted of the following:

	September 30, 2026
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$368,153	$(359,393)	$8,760
Industrial operations	7 years	3,400	(2,419)	981
Total patents		371,553	(361,812)	9,741
Customer relationships:
Industrial operations	7 years	5,300	(3,771)	1,529
Manufacturing operations	15 years	21,814	(2,770)	19,044
Total customer relationships		27,114	(6,541)	20,573
Trade name and trademarks:
Industrial operations	7 years	3,430	(2,440)	990
Manufacturing operations	10 years	194	(78)	116
Manufacturing operations	Indefinite	8,316	—	8,316
Total trade name and trademarks		11,940	(2,518)	9,422
Developed technology - manufacturing operations	10 years	1,000	(195)	805
Favorable leases - manufacturing operations	1.9 years	419	(266)	153
Total		$412,026	$(371,332)	$40,694

	December 31, 2025
	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Book Value
		(In thousands)
Patents:
Intellectual property operations	5 years	$366,402	$(352,713)	$13,689
Industrial operations	7 years	3,400	(2,055)	1,345
Total patents		369,802	(354,768)	15,034
Customer relationships:
Industrial operations	7 years	5,300	(3,203)	2,097
Manufacturing operations	15 years	21,830	(1,702)	20,128
Total customer relationships		27,130	(4,905)	22,225
Trade name and trademarks:
Industrial operations	7 years	3,430	(2,072)	1,358
Manufacturing operations	10 years	401	(49)	352
Manufacturing operations	Indefinite	8,043	—	8,043
Total trade name and trademarks		11,874	(2,121)	9,753
Developed technology - manufacturing operations	10 years	1,000	(120)	880
Favorable leases - manufacturing operations	1.9 years	705	(449)	256
Total		$410,511	$(362,363)	$48,148
Total other intangible asset amortization expense in the consolidated statements of operations and comprehensive income (loss) was $2.3 million and $6.1 million for the three months ended September 30, 2026 and 2025, respectively, and $9.3 million and $17.8 million for the nine months ended September 30, 2026 and 2025, respectively. The Company did not record charges related to impairment of other intangible assets for the nine months ended September 30, 2026 and 2025. There was no accelerated amortization of other intangible assets for the nine months ended September 30, 2026 and 2025. Intellectual Property Operations amortization of patents was $1.5 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively, and $6.7 million and $15.2 million for the nine months ended September 30, 2026 and 2025, respectively. Intellectual Property Operations amortization of patents is expensed in cost of revenues. Industrial Operations amortization of intangible assets was $434,000 and $432,000 for the three months ended September 30, 2026 and 2025, and $1.3 million for the nine months ended September 30, 2026 and 2025. Manufacturing Operations amortization of intangible assets was $425,000 and $423,000 for the three months ended September 30, 2026 and 2025, respectively, and $1.3 million for the nine months ended September 30, 2026 and 2025. Industrial Operations and Manufacturing Operations amortization of intangible assets is expensed in general and administrative expenses.
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

The following table presents the scheduled annual aggregate amortization expense (in thousands):

Years Ending December 31,
Remainder of 2026	$2,330
2027	9,302
2028	4,405
2029	1,611
2030	1,611
2031	1,611
Thereafter	11,508
Total	$32,378
During the year ended December 31, 2022, ARG entered into an agreement granting ARG the exclusive option to acquire all rights to license and enforce a patent portfolio and all future patents and patent applications, and incurred $15.0 million of certain patent and patent rights costs, which was fully paid in 2023. The patent costs were included in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2025, ARG exercised the option to acquire all rights to license and enforce the portfolio and capitalized $15.0 million in patent and patent rights costs. During the nine months ended September 30, 2026, ARG paid $1.8 million for additional rights in an existing patent portfolio.
8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
	(In thousands)
Open commodity derivatives liabilities	$2,515	$—
Accrued consulting and other professional fees	1,983	1,345
Income taxes payable	1,333	1,210
Sales tax and fees payable	7,737	6,928
Interest accrual	1,206	1,216
Drilling and completion accrual	3,202	578
Service contract costs, current	561	721
Short-term lease liability	3,500	4,181
Other accrued liabilities	4,225	3,482
Total	$26,262	$19,661

9. ASSET RETIREMENT OBLIGATIONS
The following table presents the changes in asset retirement obligations in the consolidated balance sheets:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Beginning balance	$34,175	$32,616
Liabilities acquired	5	6
Liabilities settled	—	(118)
Changes in assumptions	—	(2)
Accretion of discounts	1,369	1,299
Ending balance	$35,549	$33,801
Less: Current portion	(1,648)	(1,569)
Asset retirement obligation, long-term	$33,901	$32,232
10. REVOLVING CREDIT FACILITY AND TERM LOAN
Benchmark Loan Agreement
On April 17, 2024 (the “Revolution Closing Date”), in connection with the Revolution Transaction, BE Anadarko II, LLC, a subsidiary of Benchmark, entered into a Loan Agreement (the “Benchmark Loan Agreement”) with Frost Bank, as Administrative Agent and LC Issuer (“Frost Bank”) and the lenders from time to time party thereto (the “Benchmark Lenders”), governing a revolving credit facility with a maximum aggregate credit amount of $150 million (the “Benchmark Revolving Credit Facility”), approximately $85 million of which was available at the Revolution Closing Date, that Benchmark may draw upon from time to time subject to the terms and conditions set forth in the Benchmark Loan Agreement. The Benchmark Revolving Credit Facility was originally scheduled to mature on April 17, 2027, and includes a letter of credit subfacility. On the Revolution Closing Date, $82.7 million, including $660,000 related to letters of credit, was drawn under the Benchmark Revolving Credit Facility. Benchmark pledged substantially all of its oil and gas properties and other assets as collateral to secure amounts outstanding under the Benchmark Loan Agreement. On November 3, 2025, BE Anadarko II, LLC, entered into a Second Amendment to the original Benchmark Loan Agreement (“Second Amendment”) with Frost Bank and the Benchmark Lenders. Pursuant to the Second Amendment, the Benchmark Revolving Credit Facility has been amended to mature on April 17, 2029. All other terms, conditions and provisions of the Benchmark Loan Agreement remain materially unchanged. During the nine months ended September 30, 2026, Benchmark did not make any payments under the Benchmark Revolving Credit Facility. During the three and nine months ended September 30, 2025, Benchmark made payments of $3.5 million and $12.0 million, respectively, under the Benchmark Revolving Credit Facility reducing the borrowing base. The outstanding balance on the Benchmark Revolving Credit Facility was $59.5 million as of September 30, 2026 and December 31, 2025.
Borrowings under the Benchmark Revolving Credit Facility bear interest at a rate per annum equal to the “Adjusted Term Secured Overnight Financing Rate (“SOFR”) Margin Rate” (as defined in the Benchmark Loan Agreement) plus a margin of 3.00% to 4.00%. The applicable margin is determined based on a monthly utilization percentage, and the availability is determined by reference to a borrowing base calculation. As of September 30, 2026, the weighted average interest rate associated with the outstanding balance on the Benchmark Revolving Credit Facility was 7%. Unused commitments under the Benchmark Revolving Credit Facility are subject to a commitment fee of 0.5% payable on a quarterly basis.
The Benchmark Loan Agreement contains customary covenants with respect to BE Anadarko and its subsidiaries, including, among others, limitations on indebtedness, liens, mergers, issuances of disqualified capital stock, dispositions, payment of dividends, investments and new businesses, amendments of organizational documents and other material contracts, hedging contracts, sale and lease back transactions and transactions with affiliates. In addition, the Benchmark Loan Agreement contains covenants that require BE Anadarko to maintain certain financial ratios related to its consolidated current assets and leverage. The Benchmark Loan Agreement also contains certain events of default, including, among others, nonpayment, inaccuracy of representations and warranties, violation of covenants, cross-default to other indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence of an event of default, the Benchmark Lenders may terminate the commitments under the Benchmark Loan Agreement and declare all loans due and payable. As of September 30, 2026, Benchmark was in compliance with its covenants related to the Benchmark Loan Agreement.
Deflecto Amended and Restated Credit Agreement
In connection with the Deflecto Transaction, on October 18, 2024, Deflecto, LLC (“Borrower”), a wholly-owned subsidiary of Deflecto, and certain of its subsidiaries as guarantors, entered into a $55.0 million amended and restated credit agreement (the “Deflecto Credit Agreement”) with the lenders party thereto and JPMorgan Chase Bank, N.A. as administrative agent (the “Administrative Agent”), which amended and restated Borrower’s prior credit agreement dated as of April 16, 2021. The Deflecto Credit Agreement has subsequently been amended, most recently on November 5, 2026 to modify certain terms, including the addition of certain covenants during the Specified Period (described below) and the removal of the previous requirement to maintain a fixed charge coverage ratio. The following description reflects the terms of the Deflecto Credit Agreement after giving effect to such amendments.
The Deflecto Credit Agreement provides for (i) an initial $48.0 million Deflecto Term Loan with a maturity date of October 18, 2029 and (ii) a $10.0 million secured revolving credit facility (the “Deflecto Revolving Credit Facility” and, together with the Deflecto Term Loan, as amended, the “Deflecto Facility”) that expires on October 18, 2029. The Deflecto Facility provides for an uncommitted accordion feature that could provide for an aggregate facility of up to $80.0 million. The Deflecto Facility is secured by substantially all assets of Borrower and the guarantors party thereto (but excluding real property owned as of the closing date of the Deflecto Facility, and, subject to other customary exclusions and exceptions).
Borrowings under the Deflecto Facility bear interest at a rate per annum equal to, at the Borrower’s election, either (i) the “Adjusted Term SOFR Rate” (as defined in the Deflecto Credit Agreement) plus a margin ranging from 2.50% to 3.25% or (ii) the “Alternate Base Rate” (as defined in the Deflecto Credit Agreement) plus a margin ranging from 1.50% to 2.25%. The applicable margin described in the immediately preceding sentence will be determined based on a quarterly total net leverage ratio test. Notwithstanding the foregoing, the “Adjusted Term SOFR Rate” is fixed at 4.50% until financial statements for the fiscal quarter ending March 31, 2027 are delivered (or the first fiscal quarter thereafter where the Borrower complies with the financial covenants in the Deflecto Facility, the (“Specified Period”)). Unused commitments under the Deflecto Revolving Credit Facility are subject to a commitment fee of 0.35% to 0.50% payable on a quarterly basis.
The Deflecto Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. The negative covenants include, among others, limitations on incurrence of indebtedness by Deflecto’s subsidiaries and limitations on incurrence of liens on assets of Deflecto and its subsidiaries. In addition, the Deflecto Credit Agreement, as amended by the Deflecto Credit Agreement Amendment requires that Borrower maintain (a) a ratio (the “total net leverage ratio”) of consolidated debt (net of up to $7.0 million of unrestricted cash) to consolidated annual earnings before interest, taxes, depreciation and amortization (subject to adjustments set forth in the Deflecto Credit Agreement, “EBITDA”) of (i) on or after March 31, 2027 and prior to March 31, 2028, not greater than 3.75 to 1.00, (ii) on or after March 31, 2028 and prior to June 30, 2028, not greater than 3.25 to 1.00 and (iii) on or after June 30, 2028, not greater than 2.75 to 1.00; (b) minimum EBITDA for the fiscal quarter ending December 31, 2026 of $(500,000); and (c) a minimum liquidity requirement of no less than $10.0 million as of the end of each calendar month (calculated based on unrestricted cash on hand plus revolver availability under the Deflecto Facility), beginning December 31, 2026.
The Deflecto Credit Agreement contains customary events of default, including, among others, nonpayment (with a grace period for interest payments), material inaccuracy of representations and warranties, violation of covenants (subject to certain grace periods), cross-default to other material indebtedness, bankruptcy, material judgments, or a change of control. Upon the occurrence and during the continuance of an event of default, the lenders may declare the outstanding advances and all other obligations under the Deflecto Credit Agreement immediately due and payable. As of September 30, 2026, Deflecto was in compliance with its covenants related to the Deflecto Credit Agreement (as amended).
During the three and nine months ended September 30, 2026, Deflecto made payments of zero and $1.8 million under the Deflecto Facility, respectively. During the three and nine months ended September 30, 2025, Deflecto made payments of $10.9 million and $12.1 million under the Deflecto Facility, respectively. In connection with the amendment, on November 5, 2026, Deflecto prepaid $17.0 million of the outstanding loan balance.
As of September 30, 2026, the interest rate associated with the outstanding balance on the Deflecto Term Loan was 7%. Deflecto’s outstanding balance on the Deflecto Term Loan, net of debt discount and issuance costs was $30.9 million and $32.6 million as of September 30, 2026 and December 31, 2025, respectively. Deflecto’s outstanding balance on the Deflecto Revolving Credit Facility was zero as of September 30, 2026 and December 31, 2025.

See Note 18, Subsequent Events, for additional information regarding the November 5, 2026 amendment to the Deflecto Credit Agreement.
The table below presents the maturities for the Benchmark Revolving Credit Facility and Deflecto Facility excluding debt discount and debt issuance costs discussed above, as of September 30, 2026:

Years Ending December 31,
Remainder of 2026	$17,000
2027	—
2028	—
2029	73,920
Total maturity balance	$90,920
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

Services Agreement
On December 12, 2023, the Company entered into a Services Agreement with Starboard (the “Services Agreement”), pursuant to which, upon the Company’s request, Starboard will provide to the Company certain trade execution, research, due diligence and other services. Starboard has agreed to provide the services on an expense reimbursement basis and no separate fee will be charged by Starboard for the services. During the nine months ended September 30, 2026 and 2025 the Company’s reimbursements to Starboard under the Services Agreement were $162,000 and $65,000, respectively.
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
The Company held the following types of financial instruments at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:
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
Commodity Derivative Instruments. Commodity derivative instruments are recorded at fair value using industry standard models using assumptions and inputs which are substantially observable in active markets throughout the full term of the instruments. These include market price curves, quoted market prices in active markets, credit risk adjustments, implied market volatility and discount factors. The fair value of these instruments are within Level 2 of the valuation hierarchy. During 2024, Benchmark executed derivative contracts with counterparties and also executed an International Swap Dealers Association Master Agreement (“ISDA”) with its counterparties. The net aggregate fair value of the open commodity derivatives liabilities was $3.9 million as of September 30, 2026. The net aggregate fair value of the open commodity derivatives assets was $5.8 million as of December 31, 2025. As of September 30, 2026, the open commodity derivatives liabilities were recorded in accrued expenses and other current liabilities and other long-term liabilities, in the consolidated balance sheet. As of December 31, 2025, the open commodity derivative assets were recorded in prepaid expenses and other current assets and other non-current assets, in the consolidated balance sheet. Refer to Note 2 to the consolidated financial statements included in our 2025 Annual Report regarding commodity derivative instruments.
Bitcoin option contracts. Bitcoin option contracts includes Bitcoin exchange-traded options that are recorded at fair value based on the quoted market price of each option on the valuation date. The fair value of these options are within Level 1 of the valuation hierarchy.

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets
September 30, 2026:
Equity securities	$3,786	$—	$—	$3,786
Commodity derivative instruments	—	—	—	—
Bitcoin option contracts	1	—	—	1
Total	$3,787	$—	$—	$3,787

December 31, 2025:
Equity securities	$17,551	$—	$—	$17,551
Commodity derivative instruments	—	5,832	—	5,832
Bitcoin option contracts	162	—	—	162
Total	$17,713	$5,832	$—	$23,545

Liabilities
September 30, 2026:
Commodity derivative instruments	$—	$3,858	$—	$3,858

December 31, 2025:
Commodity derivative instruments	$—	$—	$—	$—
Information about financial instruments that are eligible for offset in the consolidated balance sheets were as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Commodity derivative assets
Gross amount of recognized assets	$2,635	$6,229
Gross amount offset on the balance sheet	(2,635)	(397)
Net amount of assets on the balance sheet	$—	$5,832

Commodity derivative liabilities
Gross amount of recognized liabilities	$6,493	$397
Gross amount offset on the balance sheet	(2,635)	(397)
Net amount of liabilities on the balance sheet	$3,858	$—
Benchmark’s realized derivative loss was $918,000 and $3.7 million for the three and nine months ended September 30, 2026, respectively. Benchmark’s realized derivative gain was $1.2 million and $2.0 million for the three and nine months ended September 30, 2025, respectively. Benchmark’s unrealized derivative loss was $5.1 million and $9.7 million for the three and nine months ended September 30, 2026, respectively. Benchmark’s unrealized derivative gain was $706,000 and $1.5 million for the three and nine months ended September 30, 2025, respectively.
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
13. RELATED PARTY TRANSACTIONS
In 2023, the Company entered into a Loan Facility (“Loan Facility”) with a related private portfolio company. As of September 30, 2026 and December 31, 2025, the Loan Facility balance including interest receivable was $6.3 million and $5.3 million, respectively. The Loan Facility is not impaired and no allowance for credit loss was deemed necessary as of September 30, 2026. The Loan Facility bore an interest rate of 9.5% per annum. We recorded $426,000 and $297,000 in interest income during the nine months ended September 30, 2026 and 2025, respectively. The receivable is included in other non-current assets in the consolidated balance sheets.
In August 2025, the Company partnered with Unchained and Build to purchase the Loans. The Loans were originated by an affiliate of Unchained and sold to a wholly owned subsidiary of Acacia. Build is providing administrative and other services to Acacia in connection with Acacia’s purchase and holding of the Loans. Gavin Molinelli, Chairman of the Board and a Senior Partner and Co-Portfolio Manager of Starboard, is a limited partner in Build Secured Income Fund I, a private investment fund managed by Build, which also purchases loans originated by Unchained. During the nine months ended September 30, 2026 and 2025, the Company paid Build approximately $137,000 and $2,000, respectively, for its services.
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

Guarantees and Indemnifications
Acacia and certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases. Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make. To date, Acacia has made no material payments related to these guarantees and indemnities. Acacia estimates the fair value of its indemnification obligations to be immaterial based on this history and therefore, have not recorded any material liability for these guarantees and indemnities in the consolidated balance sheets. Additionally, no events or transactions have occurred that would result in a material liability as of September 30, 2026.
Environmental Cleanup
Energy Operations
Benchmark is engaged in oil and natural gas exploration and production and may become subject to certain liabilities as they relate to environmental cleanup of well production and also may become subject to certain liabilities as they relate to environmental cleanup of well sites or other environmental restoration procedures as they relate to oil and natural gas wells and the operation thereof. In connection with Benchmark’s acquisition of existing or previously drilled well bores, Benchmark may not be aware of what environmental safeguards were taken at the time such wells were drilled or during such time the wells were operated. Should it be determined that a liability exists with respect to any environmental cleanup or restoration, Benchmark would be responsible for curing such a violation. No claim has been made, nor is management aware of any liability that exists, as it relates to any environmental cleanup, restoration, or the violation of any rules or regulations relating thereto as of September 30, 2026.
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
Acacia’s compensation committee administers the Plans. The compensation committee determines which eligible individuals are to receive option grants, stock issuances or restricted stock units under the 2024 Plan, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant, stock issuance or restricted stock units and the maximum term for which any granted option is to remain outstanding. The 2024 Plan terminates no later than the tenth anniversary of the approval of the plan by Acacia’s stockholders.
The 2024 Plan provides for the following separate programs:
Stock Issuance Program. Under the stock issuance program, eligible individuals may be issued shares of common stock directly, as determined by the 2024 Plan administrator. The terms and conditions of such direct stock awards include the number of shares of common stock granted, and the conditions for vesting that must be satisfied, if any, which typically will be based on continued provision of services but may include performance-based vesting requirements. Until the time at which the applicable restricted direct stock award vests, the holder of a restricted direct stock award will not have the rights of a stockholder provided, however, that any regular cash dividends with respect to unvested awards will be accrued by the

Company and will be subject to the same restrictions as the award. The eligible individuals receiving awards under the 2016 Plan stock issuance program had full stockholder rights with respect to any shares of common stock issued to them once those shares are vested. The eligible individuals receiving awards under the 2013 Plan stock issuance program had full stockholder rights with respect to any shares of common stock issued to them, whether or not their interest in those shares was vested.
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
The number of shares of common stock reserved for issuance under the 2024 Plan was 11,168,000 shares plus the 1,421,848 shares of common stock available for issuance under the 2016 Plan, which were transferred into the 2024 Plan as of the effective date of the 2024 Plan. As of September 30, 2026, there were 12,037,499 shares of common stock available for grant under the 2024 Plan.
Upon the exercise of stock options, the granting of RSAs, or the delivery of shares pursuant to vested RSUs, it is Acacia’s policy to issue new shares of common stock. The plan administrator may amend or modify the 2024 Plan at any time, subject to any required stockholder approval. As of September 30, 2026, there are 13,130,894 shares of common stock reserved for issuance under the Plans.

The following table summarizes stock option activity for the Plans:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life
			(In thousands)
Outstanding at December 31, 2025	993,187	$4.16	$57	6.3 years
Granted	—	$—	$—
Exercised	—	$—	$—
Forfeited/Expired	—	$—	$—
Outstanding at September 30, 2026	993,187	$4.16	$406	5.6 years
Exercisable at September 30, 2026	993,187	$4.16	$406	5.6 years
Vested and expected to vest at September 30, 2026	993,187	$4.16	$406	5.6 years
Unrecognized stock-based compensation expense at September 30, 2026 (in thousands)	$—
Weighted average remaining vesting period at September 30, 2026	zero
During the three and nine months ended September 30, 2026, there were no stock options granted. The aggregate fair value of options vested during the three and nine months ended September 30, 2026 was zero and $268,000, respectively.
The following table summarizes nonvested restricted stock activity for the Plans:

	RSAs		RSUs		PSUs
	Shares	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value

Nonvested at December 31, 2025	—	$—	502,019	$4.11	1,981,464	$4.61
Granted	27,969	$4.65	100,208	$4.79	—	$—
Vested	(27,969)	$4.65	(502,019)	$4.11	(1,256,822)	$4.61
Forfeited	—	$—	—	$—	(724,642)	$4.61
Nonvested at September 30, 2026	—	$—	100,208	$4.79	—	$—
Unrecognized stock-based compensation expense at September 30, 2026 (in thousands)	$—		$348		$—
Weighted average remaining vesting period at September 30, 2026	—		0.7 years		—
RSAs and RSUs granted are time-based and will vest in full after one to three years. The aggregate fair value of RSAs vested during the nine months ended September 30, 2026 was $130,000. The aggregate fair value of RSUs vested during the nine months ended September 30, 2026 was $2.1 million. During the nine months ended September 30, 2026, RSAs, RSUs and PSUs totaling 1,786,810 shares were vested and 668,513 shares of common stock were withheld to pay applicable required employee statutory withholding taxes based on the market value of the shares on the vesting date.
PSUs granted can be earned based upon the level of achievement of the Company’s compound annual growth rate of its adjusted book value per share, measured over a three-year performance period beginning on January 1, 2023 and ending on December 31, 2025. The number of PSUs granted in 2023 that can be earned ranges from 0% to 200% of the target number of PSUs granted (up to a maximum of 750,000 shares of Acacia’s common stock per recipient). Such number of PSUs that are ultimately earned and eligible to vest will generally become vested on the third anniversary of the grant date subject to continued employment through such date. The Company recognized $5.8 million of cumulative stock compensation expense related to the PSUs as of September 30, 2026.

Compensation expense for share-based awards recognized in general and administrative expenses was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Options	$—	$51	$40	$199
RSAs	30	50	130	245
RSUs	121	523	848	1,616
PSUs	—	1,251	1,349	1,691
Total compensation expense for share-based awards	$151	$1,875	$2,367	$3,751
Total unrecognized stock-based compensation expense for time and performance based awards as of September 30, 2026 was $348,000, which will be amortized over a weighted average remaining vesting period of eight months.
16. INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted income/loss per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In thousands, except share and per share data)
Numerator:
Net (loss) income attributable to common stockholders - Basic	$(5,561)	$(2,730)	$(21,255)	$18,264
Net (loss) income attributable to common stockholders - Diluted	$(5,561)	$(2,730)	$(21,255)	$18,264

Denominator:
Weighted average shares used in computing net income (loss) per share attributable to common stockholders - Basic	97,586,881	96,445,160	96,979,994	96,237,282
Potentially dilutive common shares:
Employee stock options, restricted stock units and performance stock units	—	—	—	801,132
Weighted average shares used in computing net (loss) income per share attributable to common stockholders - Diluted	97,586,881	96,445,160	96,979,994	97,038,414

Basic net (loss) income per common share	$(0.06)	$(0.03)	$(0.22)	$0.19
Diluted net (loss) income per common share	$(0.06)	$(0.03)	$(0.22)	$0.19

Anti-dilutive potential common shares excluded from the computation of diluted net (loss) income per share:
Equity-based incentive awards	1,093,395	10,451	1,262,561	154
Total	1,093,395	10,451	1,262,561	154
17. SEGMENT REPORTING
As of September 30, 2026, the Company operates and reports its results in four reportable segments: Intellectual Property Operations, Industrial Operations, Energy Operations and Manufacturing Operations.
The Company reports segment information based on the management approach and organizes its businesses based on products and services. The Company’s Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer, and the management approach designates the internal reporting used by the Chief Executive Officer for decision making, allocating resources and performance assessment as the basis for determining the Company’s reportable segments. The performance measure of the Company’s reportable segments is primarily income or (loss) from operations. Income or (loss) from operations for each segment includes all revenues, cost of revenues, gross profit and other operating expenses directly attributable to the segment. The CODM reviews and considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments. Specific asset information within each reportable segment is not included in CODM’s review at this time.
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
We regularly provide management reports to the CODM that include segment revenue and segment operating income (loss). The significant segment expense reports regularly provided to the CODM include cost of revenue and operating expenses. There were no significant inter-segment transactions during the nine months ended September 30, 2026 and 2025.

The Company’s reportable segment information is as follows:

	Three Months Ended September 30,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues:
License fees	$263	$—	$—	$—	$263	$7,795	$—	$—	$—	$7,795
Revenues - industrial operations	—	7,531	—	—	7,531	—	6,660	—	—	6,660
Oil sales	—	—	10,048	—	10,048	—	—	6,614	—	6,614
Natural gas sales	—	—	3,766	—	3,766	—	—	3,738	—	3,738
Natural gas liquids sales	—	—	4,963	—	4,963	—	—	3,207	—	3,207
Other service sales	—	—	678	—	678	—	—	617	—	617
Air distribution	—	—	—	8,241	8,241	—	—	—	10,226	10,226
Transportation safety	—	—	—	11,299	11,299	—	—	—	11,287	11,287
Office products	—	—	—	7,656	7,656	—	—	—	9,302	9,302
Total revenues	263	7,531	19,455	27,196	54,445	7,795	6,660	14,176	30,815	59,446

Cost of revenues:
Cost of sales - intellectual property operations	2,310	—	—	—	2,310	8,301	—	—	—	8,301
Cost of sales - industrial operations	—	3,720	—	—	3,720	—	3,376	—	—	3,376
Cost of sales - manufacturing operations	—	—	—	22,105	22,105	—	—	—	23,285	23,285
Cost of production - energy	—	—	11,922	—	11,922	—	—	11,880	—	11,880
Total cost of revenues	2,310	3,720	11,922	22,105	40,057	8,301	3,376	11,880	23,285	46,842
Segment gross (loss) profit	(2,047)	3,811	7,533	5,091	14,388	(506)	3,284	2,296	7,530	12,604

Other operating expenses:
General and administrative expenses and sales and marketing expenses	1,906	2,780	1,200	5,820	11,706	1,914	2,996	1,162	6,404	12,476
Segment operating (loss) income	$(3,953)	$1,031	$6,333	$(729)	2,682	$(2,420)	$288	$1,134	$1,126	128

Parent general and administrative expenses					6,266					6,554
Operating loss					(3,584)					(6,426)
Total other (expense) income					(3,541)					3,064
Loss before income taxes					$(7,125)					$(3,362)

The Company’s reportable segment information is as follows:

	Nine Months Ended September 30,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues:
License fees	$61,898	$—	$—	$—	$61,898	$78,029	$—	$—	$—	$78,029
Revenues - industrial operations	—	20,715	—	—	20,715	—	20,926	—	—	20,926
Oil sales	—	—	30,278	—	30,278	—	—	21,480	—	21,480
Natural gas sales	—	—	13,419	—	13,419	—	—	13,112	—	13,112
Natural gas liquids sales	—	—	13,026	—	13,026	—	—	11,779	—	11,779
Other service sales	—	—	1,946	—	1,946	—	—	1,428	—	1,428
Air distribution	—	—	—	25,592	25,592	—	—	—	29,684	29,684
Transportation safety	—	—	—	32,282	32,282	—	—	—	32,420	32,420
Office products	—	—	—	24,090	24,090	—	—	—	26,247	26,247
Total revenues	61,898	20,715	58,669	81,964	223,246	78,029	20,926	47,799	88,351	235,105

Cost of revenues:
Cost of sales - intellectual property operations	53,373	—	—	—	53,373	42,771	—	—	—	42,771
Cost of sales - industrial operations	—	10,041	—	—	10,041	—	10,846	—	—	10,846
Cost of sales - manufacturing operations	—	—	—	67,443	67,443	—	—	—	66,518	66,518
Cost of production - energy	—	—	35,296	—	35,296	—	—	36,887	—	36,887
Total cost of revenues	53,373	10,041	35,296	67,443	166,153	42,771	10,846	36,887	66,518	157,022
Segment gross profit	8,525	10,674	23,373	14,521	57,093	35,258	10,080	10,912	21,833	78,083

Other operating expenses:
General and administrative expenses and sales and marketing expenses	10,452	8,219	3,736	17,759	40,166	6,783	9,416	3,684	21,062	40,945
Segment operating (loss) income	$(1,927)	$2,455	$19,637	$(3,238)	16,927	$28,475	$664	$7,228	$771	37,138

Parent general and administrative expenses					20,352					17,644
Operating (loss) income					(3,425)					19,494
Total other (expense) income					(33,625)					5,863
(Loss) income before income taxes					$(37,050)					$25,357
The Company’s reportable asset information by segment is as follows:

	September 30, 2026	December 31, 2025
	(In thousands)
Total parent assets	$96,249	$117,617

Segment total assets:
Intellectual property operations	259,319	258,335
Industrial operations	52,011	50,866
Energy operations	227,498	216,806
Manufacturing operations	111,717	127,332
Total assets	$746,794	$770,956
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

	Three Months Ended September 30,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$263	$3,048	$19,455	$14,599	$37,365	$7,795	$3,281	$14,176	$17,404	$42,656
Canada and Latin America	—	190	—	3,953	4,143	—	416	—	6,040	6,456
Total Americas	263	3,238	19,455	18,552	41,508	7,795	3,697	14,176	23,444	49,112

Europe, Middle East and Africa	—	1,748	—	1,335	3,083	—	1,299	—	1,275	2,574

China	—	418	—	7,309	7,727	—	372	—	6,096	6,468
India	—	743	—	—	743	—	391	—	—	391
Asia-Pacific, excluding China and India	—	1,384	—	—	1,384	—	901	—	—	901
Total Asia-Pacific	—	2,545	—	7,309	9,854	—	1,664	—	6,096	7,760
Total revenues	$263	$7,531	$19,455	$27,196	$54,445	$7,795	$6,660	$14,176	$30,815	$59,446

	Nine Months Ended September 30,
	2026					2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Revenues by geographic area:
United States	$61,898	$8,533	$58,669	$45,051	$174,151	$78,027	$9,046	$47,799	$51,793	$186,665
Canada and Latin America	—	585	—	12,756	13,341	—	1,090	—	17,808	18,898
Total Americas	61,898	9,118	58,669	57,807	187,492	78,027	10,136	47,799	69,601	205,563

Europe, Middle East and Africa	—	5,063	—	3,958	9,021	—	5,382	—	3,650	9,032

China	—	1,397	—	20,199	21,596	—	1,087	—	15,100	16,187
India	—	1,658	—	—	1,658	—	1,474	—	—	1,474
Asia-Pacific, excluding China and India	—	3,479	—	—	3,479	2	2,847	—	—	2,849
Total Asia-Pacific	—	6,534	—	20,199	26,733	2	5,408	—	15,100	20,510
Total revenues	$61,898	$20,715	$58,669	$81,964	$223,246	$78,029	$20,926	$47,799	$88,351	$235,105

	September 30, 2026
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$46	$151	$199,695	$6,949	$206,841
Canada	—	—	—	6,221	6,221
Europe	—	379	—	2,661	3,040
Asia-Pacific	—	173	—	1,994	2,167
Total	$46	$703	$199,695	$17,825	$218,269

	December 31, 2025
	Intellectual Property Operations	Industrial Operations	Energy Operations	Manufactur- ing Operations	Total
	(In thousands)
Long-lived tangible assets by geographic area:
United States	$83	$163	$192,242	$6,080	$198,568
Canada	—	—	—	6,484	6,484
Europe	—	80	—	4,055	4,135
Asia-Pacific	—	605	—	2,204	2,809
Total	$83	$848	$192,242	$18,823	$211,996
18. SUBSEQUENT EVENTS
Benchmark Development Financing
On October 2, 2026, Benchmark Energy II DevCo, LLC (the “Issuer”), a newly formed, wholly owned subsidiary of Benchmark Energy II, LLC (“Benchmark”), entered into a Note Purchase Agreement (the “Note Purchase Agreement”) with Cibolo Energy Partners II, LP, as holder, and Cibolo Energy Partners, LLC, as administrative agent and collateral agent (together, “Cibolo”). The Note Purchase Agreement provides for the issuance of up to $47.5 million of First Lien Senior Secured Tranche A Notes due 2030 (the “Notes”). Of that amount, $27.5 million is committed. The remaining $20.0 million may become available only if Cibolo agrees, in its sole discretion, to increase its commitments.
At closing, the Issuer issued $18.5 million aggregate principal amount of Notes. The purchase price was net of $0.55 million of original issue discount, equal to 2.0% of the $27.5 million of commitments. After closing, $9.0 million of committed capacity remains available for future issuances, subject to customary conditions. Also in connection with the closing, BE Anadarko II, LLC, a wholly owned subsidiary of Benchmark, assigned certain oil and natural gas properties to the Issuer, and Benchmark contributed $6.0 million of cash equity to the Issuer. Proceeds of the Notes are to be used primarily to fund drilling and completion costs under an approved development plan for the Issuer’s Cleveland formation properties in the Western Anadarko Basin, and to pay related fees and expenses.
Acquisition of Mycovia Pharmaceuticals, Inc.,
On October 1, 2026, the Company acquired 100% of the outstanding equity interests of Mycovia from NQP Holdings, LLC (“NovaQuest”) upon exercise of an option held by the Company, for nominal consideration. Mycovia holds the rights to VIVJOA (oteseconazole), an FDA-approved oral antifungal. Prior to the acquisition, the Company, through its indirect interest in Viamet, was entitled to certain milestone and royalty payments related to VIVJOA. The Company is evaluating the accounting for the acquisition.
Amendment to Deflecto Credit Agreement
On November 5, 2026, Deflecto entered into an amendment to the Deflecto Credit Agreement (the “Deflecto Credit Agreement Amendment”), pursuant to which, among other things, (A) the total net leverage ratio covenant is not tested as of September 30, 2026 and December 31, 2026, (B) Deflecto is required to maintain a total net leverage ratio: (i) on or after March 31, 2027 and prior to March 31, 2028, not greater than 3.75 to 1.00, (ii) on or after March 31, 2028 and prior to June 30, 2028, not greater than 3.25 to 1.00, and (iii) on or after June 30, 2028, not greater than 2.75 to 1.00, (C) the minimum fixed charge coverage ratio covenant was removed, (D) Deflecto is required to keep minimum liquidity of no less than $10.0 million as of the end of each calendar month (calculated based on unrestricted cash on hand plus revolver availability under the Deflecto Facility), beginning December 31, 2026, (E) Deflecto is required to maintain a minimum EBITDA for the fiscal quarter ending December 31, 2026 of $(500,000), and (F) Deflecto agreed to prepay $17.0 million of the outstanding loan balance.

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
We adhere closely to our philosophy of building strong and like-minded relationships with business leaders and, importantly, finding opportunities to make our return owning a business, rather than through selling a business.
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
We have established a proven track record of licensing and enforcement success with over 1,600 license agreements executed as of September 30, 2026, across nearly 200 patent portfolio licensing and enforcement programs. As of September 30, 2026, we have generated gross licensing revenue of approximately $2.0 billion, and have returned $918.6 million to our patent partners. Since January 1, 2022, we generated gross licensing revenue of approximately $268.4 million and returned approximately $81.6 million to our patent partners.
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
On April 17, 2024, Benchmark consummated the Revolution Transaction contemplated in the Revolution Purchase Agreement. Pursuant to the Revolution Purchase Agreement, Benchmark acquired certain upstream assets and related facilities in Texas and Oklahoma, including approximately 140,000 net acres and an interest in approximately 470 operated producing wells. As of September 30, 2026, the Company’s interest in Benchmark is approximately 73.5%.
For more information, refer to the section entitled “Energy Operations Business” below.
Manufacturing Operations
Headquartered in Indianapolis, Indiana, Deflecto is a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets. Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of September 30, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
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
Life Sciences Portfolio
In June 2020 we acquired a portfolio of investments in 18 public and private life sciences companies (the “Life Sciences Portfolio”). That purchase was funded with a combination of available cash and capital from Starboard, for a total of approximately $282.0 million at the time of acquisition. Through the end of September 30, 2026, we have received proceeds of $564.1 million as we monetized the Life Sciences portfolio. We retained an investment in the Life Sciences Portfolio consisting of private securities valued at $5.8 million at September 30, 2026. Refer to Note 3 to the consolidated financial statements elsewhere herein for more information.
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
We did not acquire any new patent portfolios during the nine months ended September 30, 2026. During the year ended December 31, 2025, we acquired one new patent portfolio consisting of Wi-Fi 7 standard essential patents. During 2021, we acquired one new patent portfolio consisting of Wi-Fi 6 standard essential patents. In 2020, we acquired five new patent portfolios consisting of (i) flash memory technology, (ii) voice activation and control technology, (iii) wireless networks, (iv) internet search, advertising and cloud computing technology and (v) GPS navigation. The patents and patent rights acquired have estimated economic useful lives ranging from two to five years.
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

Manufacturing Operations Business
In October 2024, we acquired Deflecto, a leading specialty manufacturer of essential products serving the commercial transportation, HVAC and office markets that is headquartered in Indianapolis, Indiana. Under Acacia’s ownership, Deflecto is a market leader across each of its segments and end markets, supplying essential, regulatory mandated products to a blue-chip customer base via long-term relationships with more than 1,500 leading retail, wholesale and OEM customers and distribution partners globally. As of September 30, 2026, Deflecto’s products include emergency warning triangles and vehicle mud flaps used by the transportation industry, various airducts and air registers used by the HVAC market and literature and sign holders used by the office market. Deflecto manufactures its products at nine manufacturing facilities across the United States, Canada, the United Kingdom and China.
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
Results of Operations
Summary of Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Total revenues	$54,445	$59,446	$(5,001)	(8%)	$223,246	$235,105	$(11,859)	(5%)
Total costs and expenses	58,029	65,872	(7,843)	(12%)	226,671	215,611	11,060	5%
Operating (loss) income	(3,584)	(6,426)	2,842	(44%)	(3,425)	19,494	(22,919)	n/m
Total other (expense) income	(3,541)	3,064	(6,605)	n/m	(33,625)	5,863	(39,488)	n/m
(Loss) income before income taxes	(7,125)	(3,362)	(3,763)	112%	(37,050)	25,357	(62,407)	n/m
Income tax benefit (expense)	1,213	968	245	25%	5,095	(5,660)	10,755	n/m
Net (loss) income attributable to Acacia Research Corporation	(5,561)	(2,730)	(2,831)	104%	(21,255)	18,264	(39,519)	n/m
Results of Operations - three months ended September 30, 2026 compared with the three months ended September 30, 2025
Total revenues decreased $5.0 million to $54.4 million for the three months ended September 30, 2026, as compared to $59.4 million for the three months ended September 30, 2025, due to decreases in our Intellectual Property Operations revenue of $7.5 million and in our Manufacturing Operations of $3.6 million. Refer to “Manufacturing Operations - Revenues” below for further discussion and “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. The decreases were partially offset by an increase in Energy Operations revenue of $5.3 million. Refer to “Manufacturing Operations - Revenues” below for further detailed discussion.
Loss before income taxes was $7.1 million for the three months ended September 30, 2026, as compared to loss of $3.4 million in the comparable prior period. The increase in loss comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 as follows:
~~•~~Total costs and expenses decreased $7.8 million, from $65.9 million to $58.0 million in 2026 primarily due to the following:
◦Cost of revenues for Intellectual Property Operations decreased $6.0 million, from $8.3 million to $2.3 million in 2026 primarily due to a decrease in contingent legal fees partially and in patent amortization expense.
▪Contingent legal fees decreased $1.2 million, from $1.3 million to $125,000 in 2026 due to the change in Intellectual Property Operations revenues described above. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
▪Amortization of patents expense from our Intellectual Property Operations decreased $3.8 million, from $5.3 million to $1.5 million in 2026, due to certain patents becoming fully amortized during the period.

◦Manufacturing Operations cost of revenues and sales and marketing expenses decreased $1.5 million from $25.1 million to $23.6 million in 2026. Refer to “Manufacturing Operations – Cost of Revenues” below for further detail and discussion.
•Total other (expense) income decreased $6.6 million, from $3.1 million of other income in 2025 to $3.5 million of other expense in 2026 primarily due to the following:
◦Unrealized loss from the change in fair value of our equity securities was $6.0 million in 2026, as compared to an unrealized gain of $900,000 in 2025. The unrealized loss and gain was derived from our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
◦Realized gain from the sale of equity securities increased $8.2 million, from zero to $8.2 million in 2026. The realized gain was derived from the sales activity from our trading securities portfolio. Refer to "Equity Securities Investments" below for further discussion.
◦Loss on derivatives was $6.1 million in 2026, as compared to a gain on derivatives of $1.9 million in 2025 due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 12 for additional information regarding Benchmark's gain on its commodity derivatives.
Results of Operations - nine months ended September 30, 2026 compared with the nine months ended September 30, 2025
Total revenues decreased $11.9 million to $223.2 million for the nine months ended September 30, 2026, as compared to $235.1 million for the nine months ended September 30, 2025, primarily due to a decrease in our Intellectual Property Operations revenues and our Manufacturing Operations revenues. Intellectual Property Operations revenues decreased by $16.1 million due to lower license fee revenue compared to the comparable prior year period. Refer to “Investments in Patent Portfolios” above for additional information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues. Manufacturing Operations revenues decreased $6.4 million largely due to a decrease in revenues from our air distribution end market and office products. The decreases were offset by an increase in Energy Operations of $10.9 million primarily due to increase in oil production and oil prices as a result of drilling activities.
Loss before income taxes was $37.1 million for the nine months ended September 30, 2026, as compared to income of $25.4 million for the nine months ended September 30, 2025. The net decrease comprised the change in total revenues described above and other changes in operating expenses and other income or expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 as follows:
~~•~~Total costs and expenses increased $11.1 million, from $215.6 million to $226.7 million in 2026 primarily due to the following:
◦Cost of revenues for Intellectual Property Operations increased $10.7 million, from $42.8 million to $53.4 million in 2026 primarily due to an increase in inventor royalties and contingent legal fees partially offset by a decrease in litigation and licensing expenses and patent amortization expense. Refer to “Intellectual Property Operations – Cost of Revenues” below for further discussion.
▪Inventor royalties increased $1.6 million, from $17.1 million to $18.7 million in 2026, primarily from the license fees generated in 2026 that had higher inventor royalty rates. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
▪Contingent legal fees increased $19.5 million, from $6.2 million to $25.7 million in 2026, or 317% increase, as compared to a 21% decrease in Intellectual Property Operations revenues, primarily due to higher average contingent legal fee rates associated with the portfolios generating revenues during 2026. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.
▪Litigation and licensing expenses decreased $1.9 million, from $4.3 million to $2.4 million in 2026, primarily due to a net decrease in litigation support and third-party technical consulting expenses associated with ongoing litigation. Refer to "Intellectual Property Operations – Cost of Revenues" below for further discussion.

▪Amortization of patents expense from our Intellectual Property Operations decreased $8.5 million, from $15.2 million to $6.7 million in 2026, due to certain patents becoming fully amortized during the period.
◦Industrial Operations cost of revenues and sales and marketing expenses decreased $1.2 million, from $14.9 million to $13.7 million in 2026. Refer to “Industrial Operations – Cost of Revenues” below for further detail and discussion.
◦Energy Operations cost of production decreased $1.6 million, from $36.9 million to $35.3 million in 2026. Refer to “Energy Operations – Cost of Production” below for further detail and discussion.
◦General and administrative expenses increased $3.5 million from $48.8 million to $52.3 million in 2026, due to an increase in our parent company and our Intellectual Property Operations general and administrative costs, driven by increased corporate legal fees and personnel costs. The increases were partially offset by a decrease in our Manufacturing Operations general and administrative costs. Refer to “Operating Expenses” below for further detail and discussion.
•Total other expense was $33.6 million in 2026, as compared to other income of $5.9 million in the comparable prior year period. The changes in other expense and income are due to the following:
◦Realized gain from the sale of equity securities increased $8.7 million from $3.5 million to $12.2 million in 2026. The realized gain was derived from the sales activity from our trading securities portfolio.
◦Impairment of equity method investment was $30.9 million in 2026. The Company recognized an impairment charge of $30.9 million related to its investment in MalinJ1, reducing the carrying amount of the investment to zero. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in MalinJ1.
◦Loss on derivatives from our Energy Operations was $13.4 million in 2026, as compared to a gain on derivatives of $3.5 million in the comparable prior year period due to the commodity derivative activities contributed from our Energy Operations. Refer to Note 12 for additional information regarding Benchmark's gain and loss on its commodity derivatives.
◦Interest expense decreased $1.4 million from $7.0 million to $5.6 million in 2026, primarily due to a lower average balance from the Deflecto Facility and lower interest rates in 2026 versus 2025. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Deflecto Facility.
Intellectual Property Operations
Revenues
ARG’s revenue activity for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values and count totals)
Paid-up license revenue agreements	$—	$7,375	$(7,375)	(100%)	$60,700	$76,865	$(16,165)	(21%)
Recurring license revenue agreements	263	420	(157)	(37%)	1,198	1,164	34	3%
Total revenues	$263	$7,795	$(7,532)	(97%)	$61,898	$78,029	$(16,131)	(21%)

New license agreements executed	—	4	(4)	(100%)	3	8	(5)	(63%)
Licensing and enforcement programs generating revenues	2	5	(3)	(60%)	6	7	(1)	(14%)
Licensing and enforcement programs with initial revenues	—	—	—	n/m	—	1	(1)	(100%)
New patent portfolios	—	—	—	n/m	—	1	(1)	(100%)

For the periods presented above, the majority of the revenue agreements executed during the relevant period provided for the payment of one-time, paid-up license fees in consideration for the grant of certain IP Rights for patented technology owned by our operating subsidiaries. These rights were primarily granted on a perpetual basis, extending until the expiration of the underlying patents. Paid-up revenue decreased $7.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 as no paid-up license agreements were executed during the three months ended September 30, 2026. Paid-up revenue decreased $16.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to a decrease in the number of executed license agreements.
Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding our revenue arrangements and related concentrations for the periods presented herein.
Refer to “Investments in Patent Portfolios” above for information regarding the impact of portfolio acquisition trends on current and future licensing and enforcement related revenues.
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Inventor royalties	$122	$384	$(262)	(68%)	$18,670	$17,079	$1,591	9%
Contingent legal fees	125	1,336	(1,211)	(91%)	25,670	6,152	19,518	317%
Litigation and licensing expenses	603	1,296	(693)	(53%)	2,353	4,322	(1,900)	(44%)
Amortization of patents	1,460	5,285	(3,825)	(72%)	6,680	15,218	(8,538)	(56%)
Total	$2,310	$8,301	$(5,991)	(72%)	$53,373	$42,771	$10,671	25%
Refer to detailed change explanations above for the three and nine months ended September 30, 2026 and 2025 regarding cost of revenues for our Intellectual Property Operations.
The economic terms of patent portfolio related partnering agreements and contingent legal fee arrangements, if any, including royalty obligations, if any, royalty rates, contingent fee rates and other terms and conditions, vary across the patent portfolios owned or controlled by our operating subsidiaries. In certain instances, we have invested in patent portfolios without future patent partner royalty obligations. The costs associated with the aforementioned obligations fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios, with varying economic terms and conditions, generating revenues each period.
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
Industrial Operations
Revenues
Printronix's net revenues for the periods presented included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change value)
Printers and parts	$2,806	$2,241	$565	25%	$6,780	$7,331	$(551)	(8%)
Consumable products	4,011	3,618	393	11%	11,698	11,226	472	4%
Services	714	801	(87)	(11%)	2,237	2,369	(132)	(6%)
Total	$7,531	$6,660	$871	13%	$20,715	$20,926	$(211)	(1%)

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
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - industrial operations	$3,720	$3,376	$344	10%	$10,041	$10,846	$(805)	(7%)
Cost of revenues were lower for the nine months ended September 30, 2026 primarily due to lower revenues. Refer to Note 2 included in our 2025 Annual Report for additional information regarding Printronix’s cost of revenues.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except per unit data and percentage change values)
Production:
Oil (Bbl)	116,148	103,571	12,577	12%	361,560	329,716	31,844	10%
Natural gas (Mcf)	1,504,749	1,441,932	62,817	4%	4,415,378	4,370,025	45,353	1%
Natural gas liquids (Bbl)	172,470	153,503	18,967	12%	492,860	492,770	90	—%
Total (boe)	539,409	497,396	42,013	8%	1,590,316	1,550,824	39,492	3%

Average daily production:
Oil (Bbl/day)	1,262	1,126	136	12%	1,324	1,208	116	10%
Natural gas (Mcf/day)	16,356	15,673	683	4%	16,174	16,007	167	1%
Natural gas liquids (Bbl/day)	1,875	1,669	206	12%	1,805	1,805	—	—%
Total (boe/day)	5,863	5,407	456	8%	5,825	5,681	144	3%

Revenues:
Oil sales	$10,048	$6,614	$3,434	52%	$30,278	$21,480	$8,798	41%
Natural gas sales	3,766	3,738	28	1%	13,419	13,112	307	2%
Natural gas liquids sales	4,963	3,207	1,756	55%	13,026	11,779	1,247	11%
Other service sales	678	617	61	10%	1,946	1,428	518	36%
Total	$19,455	$14,176	$5,279	37%	$58,669	$47,799	10,870	23%

Average Price:
Oil (per Bbl)	$86.51	$63.86	$22.65	35%	$83.74	$65.15	$18.60	29%
Natural gas (per Mcf)	$2.50	$2.59	$(0.09)	(3)%	$3.04	$3.00	$0.04	1%
Natural gas liquids (per Bbl)	$28.78	$20.89	$7.88	38%	$26.43	$23.90	$2.53	11%
For the periods presented above, revenues increased $5.3 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Revenues increased $10.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Revenues in both periods increased primarily due to increase in oil production and higher oil prices and an increase in natural gas liquid prices. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Benchmark’s revenue arrangements and related concentrations.
Cost of Production

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of production - energy operations	$11,922	$11,880	$42	0%	$35,296	$36,887	$(1,591)	(4%)
Cost of production decreased $1.6 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due to lower depreciation, depletion and amortization and lower lease operating expenses in 2026. Depreciation, depletion and amortization decreased primarily due to an increase in total proved reserves recorded at December 31, 2025, which reduced the depletion rate. Lease operating expenses decreased largely due to lower well repairs and maintenance related costs during the nine months ended September 30, 2026, as well as continued realization of operational efficiencies.
Manufacturing Operations
Revenues
Deflecto’s net revenues included the following:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
					(In thousands, except percentage change values)
Air distribution	$8,241	$10,226	$(1,985)	(19)%	$25,592	$29,684	$(4,092)	(14)%
Transportation safety	11,299	11,287	12	—%	32,282	32,420	(138)	—%
Office products	7,656	9,302	(1,646)	(18)%	24,090	26,247	(2,157)	(8)%
Total	$27,196	$30,815	$(3,619)	(12)%	$81,964	$88,351	$(6,387)	(7)%
For the periods presented above, revenues decreased $3.6 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to lower revenue in air distribution and office products. Revenues decreased $6.4 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to lower revenue in our air distribution end market and office products. The decline in office products revenues was primarily driven by the decline in revenues associated with our floor mat assets, which were sold in November 2025. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional information regarding Deflecto’s revenue arrangements and related concentrations.
Cost of Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Cost of revenues - manufacturing operations	$22,105	$23,285	$(1,180)	(5%)	$67,443	$66,518	$925	1%
Cost of revenues decreased $1.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 primarily due to lower revenue as explained above. Cost of revenues increased $925,000 for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to higher material costs. Refer to Note 2 included in our 2025 Annual Report for additional information regarding Deflecto’s cost of revenues.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Sales and marketing expenses - industrial operations	$1,139	$1,250	$(111)	(9%)	$3,626	$4,059	$(433)	(11%)
Sales and marketing expenses - manufacturing operations	1,465	1,830	(365)	(20%)	4,586	5,714	(1,128)	(20%)

General and administrative costs - intellectual property operations	1,906	1,914	(8)	0%	10,452	6,783	3,669	54%
General and administrative costs - industrial operations	1,641	1,746	(105)	(6%)	4,593	5,357	(764)	(14%)
General and administrative costs - energy operations	1,200	1,162	38	3%	3,736	3,684	52	1%
General and administrative costs - manufacturing operations	4,355	4,574	(219)	(5%)	13,173	15,348	(2,175)	(14%)
Parent general and administrative expenses	6,266	6,554	(288)	(4%)	20,352	17,644	2,708	15%
Total general and administrative expenses	15,368	15,950	(582)	(4%)	52,306	48,816	3,490	7%
Total	$17,972	$19,030	$(1,058)	(6%)	$60,518	$58,589	$1,929	3%
The operating expenses table above includes the Company’s general and administrative expense by segment and Industrial Operations and Manufacturing Operations’ sales and marketing expenses. Refer to Note 2 included in our 2025 Annual Report for additional information regarding Printronix’s and Deflecto’s operating expenses.
The increase in Intellectual Property Operations was due to legal fees related to a dispute with a service provider. The increase in parent general and administrative costs was primarily due to an increase in parent company compensation and operating partner fees. The decrease in general and administrative costs of Manufacturing Operations is due to lower personnel costs from reduced headcount, as well as certain one-time severance expenses and professional fees related to the acquisition of Deflecto in October 2024 that were incurred during 2025 and did not recur in 2026.
Other Income/Expense
Equity Securities Investments

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Change in fair value of equity securities	$(5,973)	$900	$(6,873)	n/m	$(2,623)	$(1,658)	$(965)	58%
Gain on sale of equity securities	8,238	—	8,238	n/m	12,155	3,512	8,700	248%
Net realized and unrealized gain	$2,265	$900	$1,365	152%	$9,532	$1,854	$7,735	417%
Impairment of equity method investment	$—	$—	$—	n/m	$(30,934)	$—	$(30,934)	n/m
Our equity securities investments, including the Life Sciences Portfolio and trading securities portfolio, are recorded at fair value at each balance sheet date. Our results primarily include unrealized gains and losses from the change in fair value of our equity securities, and, when equity securities are sold, the realized gains from those sales. The results during the three and nine months ended September 30, 2026 and 2025 relate to our trading securities portfolio.
Impairment of equity method investment charge of $30.9 million in the nine months ended September 30, 2026 is related to the investment in MalinJ1 - the carrying amount of the investment was reduced to zero in the quarter ended June 30, 2026. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in MalinJ1.

Net Loss/Income Attributable to Noncontrolling Interests in Subsidiaries

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Net income attributable to noncontrolling interests in Benchmark	$351	$(336)	$687	n/m	$(342)	$(1,433)	$1,091	(76%)
Net loss attributable to noncontrolling interests in MalinJ1	—	—	—	n/m	11,042	—	11,042	n/m
Net loss (income) attributable to noncontrolling interests in subsidiaries	$351	$(336)	$687	n/m	$10,700	$(1,433)	$12,133	n/m
Net loss attributable to noncontrolling interests in MalinJ1 was $11.0 million in 2026, primarily due to the allocation of the impairment charge recognized on the Company’s investment in MalinJ1 to the noncontrolling interest. Refer to Note 3 to the consolidated financial statements elsewhere herein for additional information regarding our investment in MalinJ1. Net income attributable to noncontrolling interest in Benchmark decreased $1.1 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to a decrease in net income resulting from loss on derivatives from our Energy Operations.
Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
	(In thousands, except percentage change values)
Income tax benefit (expense)	$1,213	$968	$245	25%	$5,095	$(5,660)	$10,755	n/m
Effective tax rate	17%	29%	n/a	n/m	14%	22%	n/a	n/m
Our income tax benefit for the three and nine months ended September 30, 2026 is primarily attributable to recognizing a benefit for losses incurred during the quarter offset by foreign withholding taxes. Our income tax benefit for the three months ended September 30, 2025 is primarily attributable to recognizing a benefit for losses incurred during the quarter offset by foreign withholding taxes. Our income tax expense for the nine months ended September 30, 2025 is primarily attributable to the statutory rate applied to our year-to-date earnings and foreign withholding taxes for which a foreign tax credit cannot be benefited.
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
The Company has recorded a partial valuation allowance against our net deferred tax assets as of September 30, 2026 and 2025 on foreign tax credits and certain state net operating losses. Refer to Note 2 to the consolidated financial statements elsewhere herein for additional income tax information.
Liquidity and Capital Resources
General
Our foreseeable material cash requirements as of September 30, 2026, are recognized as liabilities or generally are otherwise described in Note 14, “Commitments and Contingencies,” to the consolidated financial statements included elsewhere herein. In particular, our facilities lease obligations, guarantees and certain contingent obligations are further described in Note 14 to the accompanying consolidated financial statements. Historically, we have not entered into off-

balance sheet financing arrangements. In addition, the obligations of our Energy Operations Business related to the Benchmark Revolving Credit Facility and the obligations of our Manufacturing Operations Business related to the Deflecto Facility are further described in Note 10 to the accompanying consolidated financial statements. The obligations of our Energy Operations Business related to the asset retirement obligations are further described in Note 9 to the accompanying consolidated financial statements.
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
At September 30, 2026, our primary sources of liquidity were cash and cash equivalents on hand and cash generated from our operating activities.
Furthermore, we intend to grow our company by acquiring additional operating businesses, energy assets and intellectual property assets. We expect to finance such acquisitions through cash on hand or by engaging in equity or debt financing.
Our management believes that our cash and cash equivalent balances and cash flows from operations will be sufficient to meet our cash requirements through at least twelve months from the issuance date of this Quarterly Report and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A, “Risk Factors,” of our 2025 Annual Report. Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing. However, additional funding may not be available to us on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption in recent years, and the volatility and impact of the disruption may continue. At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and the commercial paper markets may not be a reliable source of short-term financing for us. If we fail to obtain additional financing when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.
Cash, Cash Equivalents and Investments
Our consolidated cash, cash equivalents and equity securities totaled $340.7 million at September 30, 2026, compared to $324.3 million at December 31, 2025.
The Benchmark Revolving Credit Facility and Deflecto Facility include covenants potentially limiting our borrowing capacity as determined by a leverage ratio. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information.

Cash Flows Summary
The net change in cash and cash equivalents for the periods presented was comprised of the following:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net cash provided by (used in):
Operating activities	$22,284	$62,092
Investing activities	12,847	(14,699)
Financing activities	(4,859)	(20,740)
Effect of exchange rates on cash and cash equivalents	(63)	1,247
Increase in cash and cash equivalents	$30,209	$27,900
Cash Flows from Operating Activities
Cash flows from operating activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Net (loss) income including noncontrolling interests in subsidiaries	$(31,955)	$19,697
Adjustments to reconcile net (loss) income including noncontrolling interests in subsidiaries to net cash provided by (used in) operating activities:
Impairment of equity method investment	30,934	—
Depreciation, depletion and amortization	21,577	32,891
Accretion of asset retirement obligation	1,369	1,299
Gain on disposal of assets	(487)	—
Compensation expense for share-based awards	2,367	3,751
Loss (gain) on foreign currency exchange	86	(405)
Change in fair value of equity securities	2,623	1,658
Gain on sale of equity securities	(12,155)	(3,512)
Unrealized loss (gain) on derivatives	9,691	(1,495)
Deferred income taxes	(7,131)	3,609
Changes in operating assets and liabilities:
Accounts receivable	(5,326)	(284)
Inventories	1,568	995
Prepaid expenses and other assets	2,362	(3,284)
Accounts payable and accrued expenses	7,204	5,455
Royalties and contingent legal fees payable	(281)	1,529
Deferred revenue	(162)	188
Net cash provided by operating activities	$22,284	$62,092
Cash receipts from ARG’s licensees totaled $63.5 million and $75.8 million for the nine months ended September 30, 2026 and 2025, respectively. Cash receipts from Printronix’s customers totaled $21.5 million and $21.9 million for the nine months ended September 30, 2026 and 2025, respectively. Cash receipts from Benchmark’s customers totaled $77.4 million and $74.9 million for the nine months ended September 30, 2026 and 2025, respectively. Cash receipts from Deflecto’s customers totaled $80.5 million and $86.5 million for the nine months ended September 30, 2026 and 2025, respectively. The fluctuations in cash receipts for the periods presented primarily reflect the corresponding fluctuations in revenues recognized during the same periods, as described above, and the related timing of payments received from licensees and customers.

Our reported cash provided by operations for the nine months ended September 30, 2026 was $22.3 million, compared to cash provided by operations of $62.1 million in the comparable prior period. The decrease in cash provided by operations was primarily due to decreases related to the Intellectual Property Operations Business.
Working Capital
Our cash flows from working capital related changes increased from an inflow of $4.6 million for the nine months ended September 30, 2025 to $5.4 million for the nine months ended September 30, 2026. The change was primarily due to a change in accounts receivable and royalties and contingent legal fees payable, which was related to the timing of cash receipts and payments related to the Intellectual Property Operations Business.
Cash Flows from Investing Activities
Cash flows from investing activities were comprised of the following for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Acquisition, net of cash acquired and working capital adjustments	$—	$1,230
Patent acquisition	(1,750)	—
Purchases of equity securities	(4,441)	(17,368)
Sales of equity securities	27,738	15,165
Purchases of loans receivable	—	(3,364)
Proceeds from loans receivable	9,650	—
Purchases of property and equipment	(2,137)	(1,401)
Net additions to oil and gas properties	(17,794)	(8,961)
Proceeds from disposition of property and equipment	1,581	—
Net cash provided by (used in) investing activities	$12,847	$(14,699)
Cash flows provided by investing activities for the nine months ended September 30, 2026 were $12.8 million, as compared to cash flows used in investing activities of $14.7 million in the comparable prior year period. Cash provided by investing activities in 2026 was primarily due to proceeds from loans receivable and the net activities of the sales and purchases of equity securities partially offset by net additions to oil and gas properties and purchases of property and equipment.
Cash Flows from Financing Activities
Cash flows from financing activities included the following for the periods presented:

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
Borrowings on the Benchmark revolving credit facility	—	4,000
Paydown of Benchmark revolving credit facility	$—	$(12,000)
Paydown of Deflecto Facility	(1,763)	(12,100)
Taxes paid related to net share settlement of share-based awards	(3,096)	(670)
Proceeds from exercise of stock options	—	30
Net cash used in financing activities	$(4,859)	$(20,740)

Cash flows used in financing activities for the nine months ended September 30, 2026 were $4.9 million, as compared to cash outflows of $20.7 million in the prior comparable period. The higher cash outflows in the nine months ended September 30, 2025 were primarily due to paydown of the Benchmark Revolving Credit Facility and higher paydown of the Deflecto Facility in 2025 that did not recur in 2026. Refer to Note 10 to the consolidated financial statements elsewhere herein for additional information regarding the Benchmark Revolving Credit Facility and Deflecto Facility.
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
As of September 30, 2026 and December 31, 2025, the carrying value of our equity investments in public and private companies was $9.6 million and $54.3 million, respectively.
We record our equity investments in publicly traded companies at fair value, which are subject to market price volatility. As of September 30, 2026, a hypothetical 10% adverse change in the market price of our investments in publicly traded common stock would have resulted in a decrease of approximately $378,600 in such equity investments. We evaluate our equity investments in private companies for impairment when events and circumstances indicate that the decline in fair value of such assets below the carrying value is other-than temporary.
Foreign Currency Exchange Risk
Although we historically have not had material foreign operations, we are also exposed to market risks related to fluctuations in foreign currency exchange rates between the U.S. dollar, and the British Pound, Canadian Dollar, Chinese Yuan and Euro currency exchange rates, primarily related to foreign cash accounts. As of September 30, 2026, we did not have any foreign denominated equity securities.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.
Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2026, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our Intellectual Property Operations Business spends a significant amount of its financial and management resources to pursue its current litigation matters. These litigation matters and others that it may in the future determine to pursue could continue for years and continue to consume significant financial and management resources. The counterparties to its litigation matters are sometimes large, well-financed companies with substantially greater resources. We cannot assure you that any of our Intellectual Property Operations Business’ current or future litigation matters will result in a favorable outcome for it. In addition, in part due to the appeals process and other legal processes, even if our Intellectual Property Operations Business obtains favorable interim rulings or verdicts in particular litigation matters, they may not be predictive of the ultimate resolution of the dispute. Also, we cannot assure you that our Intellectual Property Operations Business will not be exposed to claims or sanctions against it which may be costly or impossible for it to defend. Unfavorable or adverse outcomes may result in losses, exhaustion of financial resources or other adverse effects which could encumber our Intellectual Property Operations Business’ ability to effectively and efficiently monetize its assets. Refer to Note 14 to the consolidated financial statements elsewhere herein for additional information related to legal proceedings.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of Acacia Research Corporation adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Amendment to Deflecto Credit Agreement
The information set forth below is included for the purpose of providing disclosure under “Item 1.01 — Entry into a Material Definitive Agreement” of Form 8-K.
On November 5, 2026, Deflecto entered into the Deflecto Credit Agreement Amendment, pursuant to which, among other things, (A) the total net leverage ratio covenant is not tested as of September 30, 2026 and December 31, 2026, (B) Deflecto is required to maintain a total net leverage ratio: (i) on or after March 31, 2027 and prior to March 31, 2028, not greater than 3.75 to 1.00, (ii) on or after March 31, 2028 and prior to June 30, 2028, not greater than 3.25 to 1.00, and (iii) on or after June 30, 2028, not greater than 2.75 to 1.00, (C) the minimum fixed charge coverage ratio covenant was removed, (D) Deflecto is required to keep minimum liquidity of no less than $10.0 million as of the end of each calendar month (calculated based on unrestricted cash on hand plus revolver availability under the Deflecto Facility), beginning December 31, 2026, (E) Deflecto is required to maintain a minimum EBITDA for the fiscal quarter ending December 31, 2026 of $(500,000), and (F) Deflecto agreed to prepay $17.0 million of the outstanding loan balance.
The foregoing description of the Deflecto Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the complete text of the Deflecto Credit Agreement Amendment, which is filed as Exhibit 10.1 to this Quarterly Report and is incorporated herein by reference.
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
10.1#
Third Amendment, dated as of November 5, 2026, to Amended and Restated Credit Agreement dated October 18, 2024, among Deflecto, LLC, as Borrower, the other Loan Parties thereto, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent

101#
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026 and 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

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

ACACIA RESEARCH CORPORATION

Date: November 5, 2026	/s/ Martin D. McNulty Jr.
By: Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)

Date: November 5, 2026	/s/ Michael Zambito
By: Michael Zambito
Chief Financial Officer (Principal Financial Officer and Accounting Officer)