Form 10-K/A
period 2025-12-31
ACACIA RESEARCH CORP
filed 2026-11-06
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
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
Securities registered pursuant to Section 12(g) of the Act: None
______________________
i

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
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement on Schedule 14A for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Definitive Proxy Statement was filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K. Only those portions of the proxy statement that are specifically incorporated by reference herein shall constitute a part of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 of Acacia Research Corporation (the “Company,” “Acacia,” “we,” “our,” and “us”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026 (the “Original Form 10-K”). This Amendment No. 1 is being filed solely to include as Exhibit 99.1 the oil and gas reserves report as of December 31, 2025 of Cawley, Gillespie & Associates, Inc. (the “2025 CGA Report”), which was inadvertently omitted from the Original Form 10-K. No other changes have been made to the Original Form 10-K.
In connection with this Amendment No. 1, the Company is including updated certifications of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended.
This Amendment does not reflect any changes to the financial statements or any other disclosures contained in the Original Form 10-K and does not update any information to reflect events occurring after the filing of the Original Form 10-K. Except as specifically noted above, this Amendment No. 1 continues to speak as of the date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this report.
(1)Financial Statements.
No financial statement or supplemental data is filed with this Amendment No. 1. See the Index to Financial Statements and Supplemental Data included in the Original Form 10-K.
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

3.2	Fifth Amended and Restated Bylaws of Acacia Research Corporation (incorporated by reference to Exhibit 3.1 to Amendment No.1 to the Company’s Current Report on Form 8-K filed on August 2, 2023)
3.3	Certificate of Retirement of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Current Report on Form 8-K filed on August 2, 2023)
4.1	Description of Acacia Research Corporation Capital Stock (filed with the Original Form 10-K on March 12, 2026)
10.1*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020)
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
10.15
Recapitalization Agreement dated October 30, 2022, by and among Acacia Research Corporation, Starboard Value Partners LP and the investors listed on the Schedule of Investors attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 1, 2022)

10.16
Amended and Restated Registration Rights Agreement dated as of February 14, 2023, by and among Acacia Research Corporation and the investors listed on the Schedule of Buyers attached thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 14, 2023)

10.17^
Loan Agreement dated as of April 17, 2024, by and among BE Anadarko, as Borrower, Frost Bank, as Administrative Agent and LC Issuer, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2024)

10.18^
Second Amendment to Loan Agreement dated as of November 3, 2025, by and among BE Anadarko II, LLC, as Borrower, Frost Bank, as Administrative Agent and LC Issuer, West Texas National Bank, and the lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, filed on November 6, 2025)

10.19
Services Agreement dated December 12, 2023 by and between Starboard Value LP and Acacia Research Corporation (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024)

10.20^
Amended and Restated Credit Agreement dated October 18, 2024, among Deflecto, LLC, as Borrower, the other Loan Parties thereto, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report 8-K filed on October 21, 2024)

10.21*
Employment Agreement, effective June 24, 2025, by and between Acacia Research Corporation and Michael Zambito (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2025)

10.22^
Second Amendment, dated as of March 11, 2026, to Amended and Restated Credit Agreement dated October 18, 2024, among Deflecto, LLC, as Borrower, the other Loan Parties thereto, the Lenders party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (filed with the Original Form 10-K on March 12, 2026)

19.1	Acacia Research Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 17, 2025)
v

21.1	List of Subsidiaries (filed with the Original Form 10-K on March 12, 2026)
23.1	Consent of Independent Registered Public Accounting Firm, Grant Thornton LLP (filed with the Original Form 10-K on March 12, 2026)
23.2#	Consent of Cawley, Gillespie & Associates, Inc. as of December 31, 2025
31.1#	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2#	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1†	Certification of Principal Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2†	Certification of Principal Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
97.1
Acacia Research Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed on March 14, 2024)

99.1#	Report of Cawley, Gillespie & Associates, Inc. as of December 31, 2025
101
The following financial statements from the Company’s Annual Report on Form 10-K for the years ended December 31, 2025 and 2024, formatted in Inline Extensible Business Reporting Language (iXBRL) include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Series A Redeemable Convertible Preferred Stock and Stockholders' Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags. (filed with the Original Form 10-K on March 12, 2026)

104	Cover Page Interactive Data File (formatted in iXBRL).
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
#    Filed herewith.
†Exhibits 32.1 and 32.2 were previously furnished with the Original Form 10-K and shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

(c)Other financial statement schedules.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated: November 6, 2026	By:	/s/ Martin D. McNulty Jr.
Martin D. McNulty Jr.
Chief Executive Officer (Principal Executive Officer and Duly Authorized Signatory)